Form 10-K
period 2010-04-30
MITEL NETWORKS CORP
filed 2010-07-27
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-34669

MITEL NETWORKS CORPORATION

(Exact name of Registrant as specified in its charter)

Canada	3661	98-0621254
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

350 Legget Drive

Ottawa, Ontario

Canada K2K 2W7

(613) 592-2122

(Address, including zip code, and telephone number, including area code, of

Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐		Accelerated Filer	☐
Non-accelerated filer	☒	(do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant completed the initial public offering of its common shares on April 27, 2010. Accordingly, there was no public market for the Registrant’s common shares as of October 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter. As of June 30, 2010, there were 52,829,719 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Mitel Networks Corporation (the “Company”) qualifies as a foreign private issuer for purposes of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead of filing annual and periodic reports on forms available for foreign private issuers, the Company is filing this annual report on Form 10-K (this “Report”) and will file quarterly reports on Form 10-Q and current reports on Form 8-K. However, as a Canadian foreign private issuer, the Company prepares and files its management information circulars and related materials in accordance with Canadian corporate and securities law requirements. As the Company’s management information circular is not prepared and filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of this Report from its management information circular, and accordingly has included that information in this Report on Form 10-K.

All dollar amounts quoted in this Report are provided in currency of the United States unless otherwise stated.

MITEL NETWORKS CORPORATION

2010 FORM 10–K ANNUAL REPORT

PART I

Item 1.	Business

The Company

We are a leading provider of integrated communications solutions focused on the small-to-medium sized enterprise, or SME, market. We also have a strong and growing presence in the large enterprise market with a portfolio of products which supports up to 65,000 users. Our Internet Protocol, or IP, based communications solutions consist of a combination of IP telephony platforms, which we deliver as software, appliances and desktop devices, and a suite of unified communications and collaboration, or UCC, applications that integrate voice, video and data communications with business applications. We refer to these IP telephony platforms and UCC applications as integrated communications solutions, because they meet our customers’ specific communications needs. We believe that our solutions, which can include associated managed and network services, enable our customers to realize significant cost benefits and to conduct their business more effectively.

We have delivered innovative communications solutions to our customers for over 35 years, initially through Mitel Corporation, our predecessor business. We were incorporated in Canada under the Canada Business Corporations Act, or CBCA, on January 12, 2001 by Zarlink (formerly Mitel Corporation) in order to reorganize its communications systems division in contemplation of the sale of that business to companies controlled by Dr. Terence H. Matthews, one of our principal securityholders and Chairman of our board of directors. In a series of related transactions on February 16, 2001 and March 27, 2001, we acquired the “Mitel” name and substantially all of the assets, other than Canadian real estate, and subsidiaries of the Zarlink communications systems business.

Since the introduction of our IP-based systems in 1999, we have shipped more than 120,000 IP-based appliances to support the communications needs of over 6.6 million users. Our solutions are scalable, flexible and easy to deploy, manage and use. We have designed our appliances to allow access to our solutions from mobile devices. Our solutions interoperate with various systems supplied by other vendors, which allows our customers to preserve their existing communications investments and gives them the flexibility to choose the solutions that best meet their particular needs. We also offer our customers the flexibility of an end-to-end solution, in which our appliances and applications are integrated with our managed services (including a combination of leasing, design and field services) and network services (including voice and data connectivity, long distance and hosted applications).

Over the past decade, we have made a significant investment in developing our IP-based communications solutions and transitioning our distribution channels to take advantage of the industry’s shift from legacy systems to IP-based communications solutions, including UCC applications. Our research and development, or R&D, has produced a global portfolio of over 1,200 patents and pending applications, and provides us with the expertise to anticipate market trends and meet the current and future needs of our customers. As part of our business strategy, we acquired Inter-Tel (Delaware), Incorporated, or Inter-Tel (now Mitel (Delaware), Inc.), on August 16, 2007, which significantly enhanced our ability to target SME customers with our IP solutions by expanding our U.S. distribution and managed service capabilities. Today, we have a direct and indirect distribution channel, which as of June 30, 2010 addresses the needs of customers in 90 countries through our 79 offices and more than 1,600 channel partners worldwide.

On April 21, 2010, we entered into a purchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the several underwriters named in the purchase agreement, and certain of our shareholders, relating to the initial public offering (“IPO”) of our common shares. The closing of our IPO occurred on April 27, 2010. Our common shares are listed on The NASDAQ Global Market under the symbol “MITL”.

Our segments for financial reporting purposes are: the United States; Europe, Middle East & Africa; Canada and Caribbean & Latin America; and Asia Pacific. Financial information about these segments is set forth in Item 7 of this Report. In addition, reference should be made to the Consolidated Financial Statements and Supplementary Data in Item 8 for further information regarding revenues, segment operating profit and loss, total assets attributable to our segments, and for financial information attributable to certain geographic areas. Please see Item 15—“Exhibits and Financial Statement Schedules”—“Consolidated Financial Statements”.

Our Solutions

Our IP-based communications solutions include a combination of IP telephony platforms, which we deliver as software, appliances and desktop devices, and a suite of UCC applications that integrate voice, video and data communications with business applications. These can be complemented with our network services and managed services.

We focus on ensuring that our products address a broad range of customer and geographic markets. Our solutions are scalable, flexible and easy to deploy, manage and use. We believe that our solutions, including our managed and network services, enable our customers to realize significant cost benefits and to conduct their business more effectively.

IP Telephony Platforms

Software

Our IP telephony software provides the foundation of our integrated communication solutions. In order to efficiently address specific markets, taking into account business size, operations, infrastructure, deployment and price, our IP telephony software may be deployed on industry standard servers or on functionally optimized appliances.

Our Mitel Communications Director, or MCD, is a software product suitable for small to large enterprises addressing both pure-IP telephony and hybrid IP telephony markets worldwide. This software performs a variety of functions, including multi-media call control and communications, which allow business users to reach each other, share information and collaborate. MCD can be deployed on industry standard servers, virtualized data center environments or on the Mitel 3300 ICP appliance. Our Multi-instance Communications Director, or MiCD, uses virtualization techniques to run multiple MCDs on a single server. To address businesses that have multiple locations and geographically dispersed data centers, the MCD, and its MiCD and 3300 ICP variants, can be deployed across many different locations yet integrated to create a seamless system. We intend to leverage this platform as part of our network services offering within a hosted environment.

Appliances

Our appliances are optimized yet expandable packages combining the more popular software and hardware capabilities of their intended market. These appliances include:

•

Our Mitel 3300 ICP bundles MCD, certain mobility and UCC applications as well as legacy connectivity, and which can be deployed, if required, as a simple IP to legacy gateway and upgraded through licensing to a fully integrated communications appliance.

•

Our Mitel 5000 CP is an integrated communications appliance addressing the unique feature requirements in North America and the United Kingdom for small businesses with 20 to 250 users. The Mitel 5000 CP addresses both IP and traditional communications needs through an IP-centric hybrid architecture, which allows us to leverage existing customer infrastructure.

•

Our Mitel 1000/3000 CS serves the two to 30 user segment of the small business market with our Mitel 1000 and 3000 integrated communications appliances. These appliances provide complete communications capability and broadband and wireless connectivity in a single unit, utilizing a common hardware and software architecture.

Desktop Devices

Our desktop devices include a broad range of IP and digital phones, specialty desktop devices and peripherals, which are recognized in the industry for ease of use, feature set and style. Our IP phones are designed to work across our IP telephony software and appliances, allowing businesses to retain their existing phones as their requirements evolve and providing our channels to market with the ability to minimize their fulfillment and training requirements. These phones also support the SIP standard, allowing them to be used with telephony products supplied by other vendors. Our mid-market and premium IP phones have large, high quality graphical displays which enable easy access to a variety of business applications and web content.

We also offer a variety of specialty desktop devices, including IP operator consoles and conference units, and peripherals that augment our desktop devices. These peripherals include cordless handsets and headsets, receptionist key modules and other modules such as Wi-Fi and gigabit Ethernet connectivity, Oracle’s Sun Ray thin client and local phone line integration that enable local enhanced 9-1-1 calling for remote workers. In addition, we partner with industry leading vendors to provide other specialized devices, such as Wi-Fi and wireless phones.

UCC Applications

We offer a broad range of UCC applications that can be deployed in a variety of ways. Our UCC suite of applications work across our MCD and Mitel 5000 platforms, and can also be deployed on industry standard servers in data centers or on our own appliances such as the 3300 ICP. Our UCC applications include:

•

Unified Communicator Advanced—single-user interface to access all unified communications capabilities, including desktop, web and mobile phone, with features that include soft phone capabilities and presence.

•	Mobility—extends business communications capabilities to mobile devices, improving the ability of employees to connect with the office and be productive.

•	Mitel TeleCollaboration Solution—high definition telepresence, integrated with collaboration and desktop sharing.

•	Customer Interaction Solutions—multi-media capable application for the operation and management of contact centers.

•	Unified Messaging—unified multi-media messaging, including email, fax and voicemail, with integration into messaging products such as Microsoft Exchange and IBM Lotus Notes.

•	Audio & Web Conferencing—collaboration and conferencing tools for users including audio conferencing, webcasting and document sharing.

•	Speech Auto Attendant—automated attendant allowing incoming callers to select departments and reach employees by speaking their names.

•	Teleworker Solution—simple and secure Mitel and SIP telephone operation and communications for remote and home based users over the public internet.

•	Business Dashboard—easy to use business analytics of communications system usage.

Network services

We offer connectivity and network services and hosted applications, which we refer to as network services, that can be integrated with our products and delivered as part of our managed services. Our network services are offered only in the United States and are branded as NetSolutions®. We are licensed as a competitive local exchange carrier in 44 U.S. states and purchase network capacity wholesale from carriers, which we resell to our customers in various retail offerings. We do not operate our own network. Our network services enable us to offer our product solutions from the public network or in combination with our enterprise based products. NetSolutions® include the following types of services:

•	local access services;

•	long distance services;

•	mobile voice and data services;

•	data services such as internet access and private networking services; and

•	hosted offerings such as network monitoring and management, audio conferencing, web conferencing, hosted secure internet access and web hosting.

We plan to offer in the US market, both directly and through our channel, a hosted IP Telephony solution based on our MiCD software beginning in the second half of calendar 2010.

Managed services

We offer a comprehensive managed services portfolio to our customers. These managed services provide our customers with flexibility in integrating our solutions with their particular financial and operational needs. Our managed services include:

•	lifecycle management, such as project management, installation, training, maintenance, professional services, consulting, business requirements review and disaster recovery planning;

•	support, including product warranty and core software upgrades;

•	benefits such as a guaranteed renewal option, risk of loss coverage, fixed migration pricing, upgrade and expansion flexibility; and

•	financing of our solutions.

We offer a comprehensive package of managed services in the United States branded as the TotalSolution® program. We also offer some combination of our managed services in certain other countries.

Partnerships

One important result of the evolution of integrated communications solutions is the simplicity with which products and services, from a variety of sources, can be easily integrated to provide a better solution for customers. By partnering with others, we can concentrate on our core areas of expertise while leveraging the capabilities of our partners for the benefit of our customers. We have four key types of partnerships: strategic alliances, operational partners, affiliates and solution alliances:

•

Our strategic alliances are generally with leaders in adjacent markets or complementary technologies which, when combined with our products and services, create beneficial solutions for our customers. Our strategic partners include HP ProCurve Networks, Microsoft Corporation, Research in Motion, Sun Microsystems Inc. (now a wholly owned subsidiary of Oracle Corporation) and VMware, Inc.

•

Our operational partners allow us to leverage their capabilities to optimize our operational expenses. These include external developers, contract manufacturers, integrators, consultants and professional services.

•

Our affiliate program with Wesley Clover International Corporation, a company controlled by Dr. Matthews, allows us to benefit from early investment in complementary emerging technologies by Wesley Clover and its subsidiaries.

•

We have a large number of solution alliance partners who offer complementary solutions and expertise in areas that are not core to our business, many of which are integrated into our applications. We also provide access to market for our partners by allowing our channel partners to purchase these third party products through us.

Customers

Since the introduction of our IP-based systems in 1999, we have shipped more than 120,000 IP-based appliances to support the communications needs of over 6.6 million users. Our largest customer represented only 1.8% of our revenues in fiscal 2010. Our broad customer base reflects our historical strength in the SME market as well as continued penetration among large enterprises.

We have also developed a comprehensive understanding of certain vertical markets such as education, government, healthcare, hospitality and retail. Our solutions can be tailored to meet the business communications needs of these and other vertical markets.

Sales and Marketing

We have a direct and indirect distribution channel, which addresses the needs of customers in 90 countries through our 79 offices and more than 1,600 channel partners worldwide. We differentiate our solutions and enhance our channels to market through strategic relationships with innovative strategic partners.

Our distribution network includes value-added resellers, service providers, high-touch sales and direct channel. We complement and support our channel partners in selected markets using a sales model whereby our sales staff works either directly with a prospective customer or in coordination with a channel partner in defining the scope, design and implementation of the solution.

Our channel partners are supported by teams of regional account managers, systems engineers, technical account managers and support staff. To complement our channel partner network, we also provide support to independent consultants who assist companies with network design, implementation and vendor selection.

We believe our extensive channel partner network combined with our corporate and regional support allows us to scale our business for volume and sell our solutions globally, resulting in an efficient cost of sale model. We recruit our channel partners with a focus on expanding our market coverage and supporting the skills needed to successfully sell, implement and support IP-based communications solutions. Where we can benefit from operational savings, we perform our own product fulfillment and order logistics, rather than relying on a wholesale distribution network. By performing these functions ourselves, we support our strategy of ensuring global continuity of supply by leveraging in-house logistics, distribution and inventory management with our contract manufacturers. We provide a secure, internet-based distribution and licensing capability for software fulfillment and upgrades, which provides efficiency and reduced distribution costs.

Our marketing organization employs a comprehensive strategy to enhance our brand and brand attributes, generate demand, attract and retain channel partners, differentiate our product offerings and develop solutions for specific industry markets. Brand development is conducted through advertising, media articles, trade conferences, launch campaigns, analyst and public relations, social media and web content delivery. We view public relations as a key element of our marketing strategy to increase our brand awareness. Our channel marketing programs are designed and administered to provide benefits and incentives to ensure competencies, customer satisfaction and quality in the delivery of our solutions to market. Sales promotions and campaigns are conducted for channel partners and customers, to encourage the sale of specific products or in support of new product introductions. Our marketing organization conducts product launches and develops materials and programs for our portfolio of solutions. We also operate demonstration and executive briefing centers equipped with our latest solutions. These centers are used by both our channel partners and our own staff to demonstrate our solutions to existing and prospective customers.

Manufacturing and Supply Chain Management

A significant amount of our portfolio consists of appliances and desktop devices. Our objective is to deliver high quality and differentiated products to our channel partners and customers while optimizing our operational cost structure and ensuring continuity of supply. To enable this, we use a three-pronged strategy, which includes: leveraging our contract manufacturers and component suppliers; protecting supply continuity; and ensuring manufacturing portability across manufacturers.

We use high volume contract manufacturers and component suppliers. We require our component suppliers to make information visible so that we can assess their performance for technical innovation, financial strength, quality, support and operational effectiveness. Our primary contract manufacturers are BreconRidge, now a wholly-owned subsidiary of Sanmina-SCI Corporation as a result of an acquisition on May 28, 2010, (“BreconRidge”), and Flextronics International Ltd. (“Flextronics”). We have had a manufacturing relationship with Flextronics since 2006 and with BreconRidge since that company was spun out of our business in 2001. We do not have any long term purchase commitments with either contract manufacturer.

In order to ensure our continuity of supply and reduce supply chain barriers, our products are designed for manufacturing portability. Approximately 95% of our hardware revenue is portable between contract manufacturers, with a lead time of typically not more than 14 weeks. We also implement portable designs by limiting the use of custom and sole source components and adhering to industry standard Design For Manufacture and Design For Test guidelines. We dual source the majority of our high volume products, including our core IP telephony platforms. Approximately 52% of our hardware is currently dual sourced, primarily between Flextronics and BreconRidge. However, approximately 5% of hardware, primarily legacy systems and devices, are sole sourced.

We manage our own product distribution facilities either directly or through the use of third party logistics management specialists, and, in some regions, wholesale distributors, all of which are managed by our logistics team. This is implemented with geographically diverse points of distribution, with our principal facilities being in the United States, Canada and Europe.

Research and Development

Our history of success as an early adopter in software-based communications solutions has provided us with the foundation for continued innovation in IP-based communication solutions and UCC applications. We have invested in our R&D practices to take advantage of new methodologies, in part enabled by the technology shift itself. Our R&D efforts are focused on initiatives which we believe are highly likely to provide compelling returns. We achieve this goal through effective partnerships, lead customer engagement, operational measurement and organizational best practices.

As of June 30, 2010, our R&D organization was comprised of 414 personnel with a ratio of 9.2 software developers to each hardware developer. Our R&D personnel are primarily located in three locations: Ottawa, Canada; Chandler, Arizona; and Dublin, Ireland. Our center in Ottawa, Canada is responsible for our MCD platform as well as our messaging, contact center and mobility centered applications. Our center in Chandler, Arizona, near Phoenix, is responsible for our products focused on the SME market and our advanced collaboration applications. Our center in Dublin, Ireland is responsible for our small and very small business products. Please see Item 6, “Selected Financial Data”, of Part II for the amount spent during each of the last three fiscal years on company-sponsored R&D activities determined in accordance with generally accepted accounting principles, or GAAP.

Intellectual Property

Our intellectual property assets include patents, industrial designs, trademarks, proprietary software, copyrights, domain names, operating and instruction manuals, trade secrets and confidential business information. These assets are important to our competitiveness and we continue to expand our intellectual property portfolio in order to protect our rights in new technologies and markets. We have a broad portfolio of over 1,200 patents and pending applications, covering over 450 inventions, in areas such as Voice-over IP, or VoIP, collaboration and presence.

We leverage our intellectual property by asserting our rights in certain patented technologies. Certain companies have licensed or offered to purchase patents within our portfolio. We believe that our patent portfolio helps us counter allegations of infringement on the patents held by our competitors.

Our solutions contain software applications and hardware components that are either developed and owned by us or licensed to us by third parties. The majority of the software code embodied in each of our core call-processing software, IP-based teleworker software, wireless telephony software applications, integrated messaging and voicemail software and collaboration interfaces has been developed internally and is owned by us.

In some cases, we have obtained non-exclusive licenses from third parties to use, integrate and distribute with our products certain packaged software, as well as customized software. This third party software is either integrated into our own software applications or is sold as separate self-contained applications, such as voicemail or unified messaging. The majority of the software that we license is packaged software that is made generally available and has not been customized for our specific purpose. If any of our third party licenses were to terminate, our options would be to either license a functionally equivalent software application or develop the functionally equivalent software application ourselves.

We have also entered into a number of non-exclusive license agreements with third parties to use, integrate and distribute certain operating systems, digital signal processors and semiconductor components as part of our communications platforms. If any of these third party licenses were to terminate, we would need to license functionally equivalent technology from another supplier.

It is our general practice to include confidentiality and non-disclosure provisions in the agreements entered into with our employees, consultants, manufacturers, end-users, channel partners and others to attempt to limit access to and distribution of our proprietary information. In addition, it is our practice to enter into agreements with employees that include an assignment to us of all intellectual property developed in the course of their employment.

Employees

As of June 30, 2010, we had 2,362 employees of whom 618 were in Canada, 1,220 in the United States, 367 in the United Kingdom and 157 in other countries. At the end of fiscal 2010, we had 2,367 employees and at the end of fiscal 2009 and fiscal 2008 we had 2,452 and 2,956 employees, respectively.

Our future success depends in large part on our ability to attract, retain and motivate our highly skilled managerial, professional and technical resources. Our compensation programs include opportunities for regular annual salary reviews, bonuses and stock options. Many of our employees are also common shareholders and over 94% of our employees hold options to acquire our common shares. We continue to actively recruit skilled employees and we believe that relations with our employees are generally positive.

Competition

Our competition is primarily from two groups of vendors: traditional IP communications vendors and software vendors who are adding communications and collaboration solutions to their offerings.

We compete against many traditional IP communications vendors, including in particular Avaya Inc. and Cisco Systems, Inc., as well as Aastra Technologies Limited, Alcatel-Lucent S.A., NEC Corporation, Panasonic Corporation, ShoreTel, Inc., Siemens Enterprise Networks and Toshiba Corporation.

The second group of competitors consists of software vendors who, in recent years, have expanded their offerings to address the UCC market. These competitors include Microsoft Corporation and Google Inc.

Our industry is also experiencing significant vendor consolidation. Recently, Avaya Inc. acquired Nortel Network’s Enterprise Solutions business, Cisco Systems, Inc. acquired TANDBERG ASA and Hewlett-Packard Company acquired 3Com Corporation. We believe this consolidation creates an opportunity for vendors like us to capitalize on disruption among the channel partners of these consolidated businesses as a result of channel overlap or incompatible channel compensation arrangements.

Availability of Information

We are currently a foreign private issuer for the purposes of the Exchange Act. Commencing with this filing, we will file our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K instead of filing annual and current reports on forms available for foreign private issuers. We prepare and file our management information circulars and related materials under Canadian corporate and securities law requirements, and as a foreign private issuer we are exempt from the requirements of Regulation 14A under the Exchange Act.

We will make available, through our internet website for investors (http://investor.mitel.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC and with Canadian securities regulators. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Item 1A.	Risk Factors

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; and our R&D expenditures. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	our ability to achieve profitability in the future;

•	fluctuations in our quarterly and annual revenues and operating results;

•	fluctuations in foreign exchange rates;

•	our recent growth may not be representative of future growth;

•	current and ongoing global economic instability;

•	intense competition;

•	our ability to keep pace with technological developments and evolving industry standards;

•	failure of the market for UCC to become more widespread;

•	risks related to the rate of adoption of IP telephony by our customers;

•	fluctuations in our working capital requirements and cash flows;

•	our ability to access additional sources of funds;

•	risks related to our level of indebtedness;

•	our ability to protect our intellectual property and our possible infringement of the intellectual property rights of third parties;

•	our reliance on channel partners for a significant component of our sales;

•	our dependence upon a small number of outside contract manufacturers to manufacture our products;

•	our dependence on sole source and limited source suppliers for key components;

•	possible delays in the delivery of, or lack of access to, software or other intellectual property licensed from our suppliers;

•	uncertainties arising from our foreign operations;

•	fluctuations in interest rates;

•	challenges to our transfer pricing policies by tax authorities;

•	our ability to sell leases derived from our managed services offering or a breach of our obligations in respect of such sales;

•	risks related to the financial condition of our customers;

•	design defects, errors, failures or “bugs” in our solutions;

•	our ability to successfully integrate future strategic acquisitions;

•	problems with the infrastructure of carriers; and

•	our ability to successfully implement and achieve our business strategies.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made assumptions regarding, among other things: stable foreign exchange rates; no unforeseen changes occurring in the competitive landscape that would affect our industry; a stable or recovering economic environment; no significant event occurring outside the ordinary course of our business; stable interest rates; and certain other assumptions that are set out proximate to the applicable forward-looking statements contained in this Report. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed below.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Risks Relating to our Business

We may not be able to achieve profitability in the future.

For the fiscal year ended April 30, 2010 we had net income of $37.2 million. In fiscal 2009, we incurred a net loss of $193.5 million. Although we recorded net income of $12.6 million for fiscal 2008, prior to our acquisition of Inter-Tel in August 2007, we recorded net losses of $35.0 million and $44.6 million in fiscal 2007 and 2006, respectively, and also incurred net losses in each other year since our incorporation in 2001. We may not achieve profitability in future years. We have incurred restructuring charges in fiscal 2010 and prior periods and may incur additional restructuring charges in the future. Our future success in achieving profitability and growing our revenues and market share for our solutions depends, among other things, upon our ability to develop and sell solutions that have a competitive advantage, to build our brand image and reputation, to attract orders from new and existing customers and to reduce our costs as a proportion of our revenues by, among other things, increasing efficiency in design, component sourcing, manufacturing and assembly cost processes. We may not be able to achieve such success or achieve profitability.

Our quarterly and annual revenues and operating results have historically fluctuated, and the results of one period may not provide a reliable indicator of our future performance.

Our quarterly and annual revenues and operating results have historically fluctuated and are not necessarily indicative of results to be expected in future periods. A number of factors may cause our financial results to fluctuate significantly from period to period, including:

•	the fact that an individual order or contract can represent a substantial amount of revenues for that period;

•	the size, timing and shipment of individual orders;

•	changes in pricing or discount levels by us or our competitors;

•	changes in foreign currency exchange rates;

•	the mix of products sold by us;

•	the timing of the announcement, introduction and delivery of new products or product enhancements by us or our competitors;

•	how well we execute on our strategy and operating plans;

•	general economic conditions; and

•	changes in tax laws, regulations or accounting rules.

As a result of the above factors, a quarterly or yearly comparison of our results of operations is not necessarily meaningful. Prior results are not necessarily indicative of results to be expected in future periods.

Our growth during fiscal years 2008 and 2009 was due to the acquisition of Inter-Tel and may not be representative of future growth.

Our revenue growth in fiscal 2009 of $43.1 million and our revenue growth in fiscal 2008 of $307.1 million was due to the acquisition of Inter-Tel and the inclusion of eight and a half months of Inter-Tel revenues in fiscal 2008 and a full twelve months of Inter-Tel revenues in fiscal 2009. This growth is not representative of our underlying organic growth and is not representative of our future growth projections. We were not able to sustain similar growth in fiscal year 2010, when revenues declined by $87.2 million, and may not be able to return to similar growth in the future.

Current and ongoing global economic instability in our key markets, particularly the United States and the United Kingdom, may adversely impact our business.

Our business depends on the overall demand for information technology, and in particular for business communications systems. The purchase of our solutions can be discretionary and may involve a significant commitment of capital and other resources. Current and ongoing global economic instability in our key markets, particularly the United States and the United Kingdom, has caused and may lead our customers to continue to reduce, defer or suspend their information technology or communications spending, may result in our suppliers seeking more prompt payment terms from us, and may result in restricted or unavailable access to credit. This instability has adversely impacted, and may continue to adversely impact, our business, operating results and financial condition in a number of ways, including:

•	longer sales cycles;

•	lower prices for our products;

•	reduced unit sales;

•	longer collection times for receivables;

•	increased credit losses from receivables;

•	increased customer defaults on payments;

•	the timing and volume of sales of leases to third party funding sources;

•	the cost of implementing restructuring actions; and

•	the availability of additional credit facilities or funding sources on terms satisfactory to us, or at all.

We face intense competition from many competitors and we may not be able to compete effectively against these competitors.

The market for our solutions is highly competitive. We compete against many companies, including and in particular Avaya Inc. and Cisco Systems, Inc., as well as Aastra Technologies Limited, Alcatel-Lucent S.A., NEC Corporation, Panasonic Corporation, ShoreTel, Inc., Siemens Enterprise Networks and Toshiba Corporation. In addition, because the market for our solutions is subject to rapidly changing technologies, we may face competition in the future from companies that do not currently compete in our business communications market, including companies that currently compete in other sectors of the information technology, communications or software industries, such as Microsoft Corporation and Google Inc., mobile communications companies or communications companies that serve residential, rather than business, customers. Our industry is also experiencing consolidation that may adversely impact our competitive position. Recently, Avaya Inc. acquired Nortel Network’s Enterprise Solutions business, Cisco Systems, Inc. acquired TANDBERG ASA and Hewlett-Packard Company acquired 3Com Corporation.

Several of our existing competitors have, and many of our future potential competitors may have, greater financial, personnel, research, project management and other resources, more well-established brands or reputations and broader customer bases than we have. As a result, these competitors may be in a stronger position to respond more quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may also have customer bases that are more diversified than ours and therefore may be less affected by an economic downturn in a particular region. Competitors with greater resources may also be able to offer lower prices, additional products or services or other incentives that we do not offer or cannot match. In addition, existing customers of data communications companies that compete against us may be more inclined to purchase business communications solutions from their current data communications vendor than from us. We cannot predict which competitors may enter our markets in the future, what form the competition may take or whether we will be able to respond effectively to the entry of new competitors or the rapid evolution in technology and product development that has characterized our markets.

Competition from existing and potential market entrants may take many forms. Our products must interface with customer software, equipment and systems in their networks, each of which may have different specifications. To the extent our competitors supply network software, equipment or systems to our customers, it is possible these competitors could design their technologies to be closed or proprietary systems that are incompatible with our products or work less effectively with our products than their own. As a result, customers would have an incentive to purchase products that are compatible with the products and technologies of our competitors over our products. A lack of interoperability may result in significant redesign costs, and harm relations with our customers. If our products do not interoperate with our customers’ networks, installations could be delayed or orders for our products could be cancelled, which would result in losses of revenues and customers that could significantly harm our business. In addition, our competitors may provide large bundled offerings that incorporate applications and products similar to those that we offer. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share, we may be required to lower our prices or offer other favorable terms to compete effectively, which would reduce our margins and could adversely affect our operating results and financial condition.

Our solutions may fail to keep pace with rapidly changing technology and evolving industry standards.

The markets for our solutions are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and changing business models. Therefore, our operating results depend, among other things, on existing and new markets, our ability to develop and introduce new solutions and our ability to reduce the production costs of existing solutions. The process of anticipating trends and evolving industry standards and developing new solutions is complex and uncertain, and if we fail to accurately predict and respond to our customers’ changing needs, and emerging technological trends, our business could be harmed. We commit significant resources to developing new solutions before knowing whether our investments will result in solutions that the market will accept. The success of new solutions depends on several factors, including new application and product definition, component costs, timely completion and introduction of these solutions, differentiation of new solutions from those of our competitors and market acceptance of these solutions. We may not be able to successfully identify new market opportunities for our solutions, develop and bring new solutions to market in a timely manner, or achieve market acceptance of our solutions.

The emerging market for unified communication and collaboration may not materialize as expected and is subject to market risks and uncertainties that could cause significant delays and expenses.

The market for UCC applications has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of UCC applications is uncertain. The adoption of UCC may not become widespread. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or unwilling to adopt UCC applications. If the market for UCC applications fails to develop or develops more slowly than we anticipate, our solutions could fail to achieve market acceptance, which in turn could significantly harm our business. This growth may be inhibited by a number of factors, such as:

•	initial costs of implementation for a new system;

•	quality of infrastructure;

•	security concerns;

•	equipment, software or other technology failures;

•	regulatory requirements;

•	inconsistent quality of service; and

•	lack of availability of cost-effective, high-speed network capacity.

Moreover, as UCC usage grows, the infrastructure used to support these services, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. Even if UCC becomes more widespread in the future, our solutions may not attain broad market acceptance.

The adoption of UCC applications on both desktop computers and mobile devices at a rate faster than we currently anticipate may lead to a decline in the utilization of distinct IP and digital devices and a reduction in our desktop device revenues. In addition, the evolution towards hosted IP telephony and UCC applications delivered as a service may occur faster and more extensively than currently anticipated, which may adversely impact the sale of our non-hosted communications solutions.

We are dependent on our customers’ decisions to deploy IP telephony solutions.

While many of the technical barriers to adoption of IP telephony have been resolved in recent years and IP telephony adoption has entered the mainstream, our business remains dependant on customer decisions to migrate their legacy telephony infrastructure to IP telephony and other advanced service delivery methods. While these investment decisions are often driven by macroeconomic factors, customers may also delay adoption of IP telephony due to a range of other factors, including prioritization of other IT projects and weighing the costs and benefits of deploying new infrastructures and devices. IP telephony adoption among new and additional IP telephony customers may not grow at the rates we currently anticipate.

Our business may be harmed if we infringe intellectual property rights of third parties.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing intellectual property rights owned by others. Our competitors, as well as a number of individuals, patent holding companies and consortiums, own, or claim to own, intellectual property relating to our industry. Our solutions may infringe the patents or other intellectual property rights of third parties. We cannot determine with certainty whether any existing third party patent, or the issuance of new third party patents, would require us to alter our solutions, obtain licenses, pay royalties or discontinue the sale of the affected applications and products. Our competitors may use their patent portfolios in an increasingly offensive manner in the future. We are currently and periodically involved in patent infringement disputes with third parties, including claims that have been made against us for the payment of licensing fees. We have received notices in the past, and we may receive additional notices in the future, containing allegations that our solutions are subject to patents or other proprietary rights of third parties, including competitors, patent holding companies and consortiums. Current or future negotiations with third parties to establish license or cross license arrangements, or to renew existing licenses, may not be successful and we may not be able to obtain or renew a license on satisfactory terms, or at all. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could result.

Our success also depends upon our customers’ ability to use our products. Claims of patent infringement have been asserted against some of our channel partners based on their use of our solutions. We generally agree to indemnify and defend our channel partners and direct customers to the extent a claim for infringement is brought against our customers with respect to our solutions.

Aggressive patent litigation is common in our industry and can be disruptive. Infringement claims (or claims for indemnification resulting from infringement claims) have been, are currently and may in the future be asserted or prosecuted against us, our channel partners or our customers by third parties. Some of these third parties, including our competitors, patent holding companies and consortiums, have, or have access to, substantially greater resources than we do and may be better able to sustain the costs of complex patent litigation. For example, in June 2006, one of our competitors filed a complaint against us alleging that we infringed certain of its patents. That complaint was settled and we paid a cash settlement to such competitor. We may face similar complaints in the future. Whether or not the claims currently pending against us, our channel partners or our customers, or those that may be brought in the future, have merit, we may be subject to costly and time-consuming legal proceedings. Such claims could also harm our reputation and divert our management’s attention from operating our business. If these claims are successfully asserted against us, we could be required to pay substantial damages (including enhanced damages and attorneys’ fees if infringement is found to be willful). We could also be forced to obtain a license, which may not be available on acceptable terms, if at all, forced to redesign our solutions to make them non-infringing, which redesign may not be possible or, if possible, costly and time-consuming, or prevented from selling some or all of our solutions.

Our success is dependent on our intellectual property. Our inability or failure to secure, protect and maintain our intellectual property could seriously harm our ability to compete and our financial success.

Our success depends on the intellectual property in the solutions that we develop and sell. We rely upon a combination of copyright, patent, trade secrets, trademarks, confidentiality procedures and contractual provisions to protect our proprietary technology. Our present protective measures may not be enforceable or adequate to prevent misappropriation of our technology or independent third-party development of the same or similar technology. Even if our patents are held valid and enforceable, others may be able to design around these patents or develop products competitive to our products but that are outside the scope of our patents.

Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. We may not be successful should one or more of our patents be challenged for any reason. If our patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to our solutions could be impaired, which could significantly impede our ability to market our products, negatively affect our competitive position and materially harm our business and operating results.

Pending or future patent applications held by us may not result in an issued patent, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, many foreign jurisdictions offer less protection of intellectual property rights than the United States and Canada, and the protection provided to our proprietary technology by the laws of these and other foreign jurisdictions may not be sufficient to protect our technology. Preventing the unauthorized use of our proprietary technology may be difficult, time consuming and costly, in part because it may be difficult to discover unauthorized use by third parties. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of our proprietary rights, or to defend against claims of unenforceability or invalidity. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources and could have a material adverse effect on our business, results of operations and financial condition regardless of its outcome.

Some of the software used with our products, as well as that of some of our customers, may be derived from so-called “open source” software that is made generally available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, that impose certain obligations on us in the event we were to make derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public, or license such derivative works under an open source license or another particular type of license, potentially granting third parties certain rights to the software, rather than the forms of license customarily used to protect our intellectual property. Failure to comply with such obligations can result in the termination of our distribution of products that contain the open source code or the public dissemination of any enhancements that we made to the open source code. We may also incur legal expenses in defending against claims that we did not abide by such open source licenses. In the event the copyright holder of any open source software or another party in interest were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be subject to potential damages and could be required to release the source code of that work to the public, grant third parties certain rights to the source code or stop distribution of that work. Any of these outcomes could disrupt our distribution and sale of related products and materially adversely affect our business.

We rely on trade secrets and other forms of non-patent intellectual property protection. If we are unable to protect our trade secrets, other companies may be able to compete more effectively against us.

We rely on trade secrets, know-how and technology that are not protected by patents to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our partners, collaborators, employees and consultants. Any of these parties may breach these agreements and we may not have adequate remedies for any specific breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in the related or resulting know-how and inventions. If any of our trade secrets, know-how or other technologies not protected by a patent were to be disclosed to, or independently developed by, a competitor, our business, financial condition and results of operations could be materially adversely affected.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees may have been previously employed at other companies which provide integrated communications solutions, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which would adversely affect our commercial development efforts, business, financial condition and results of operations.

Our working capital requirements and cash flows are subject to fluctuation which could have an adverse affect on us.

Our working capital requirements and cash flows have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on a number of factors. If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected. For example, if we are unable to effectively manage fluctuations in our cash flows, we may be unable to make required interest payments on our indebtedness. Factors which could result in cash flow fluctuations include:

•	the level of sales and the related margins on those sales;

•	the collection of receivables;

•	the timing and volume of sales of leases to third party funding sources and the timing and volume of any repurchase obligations in respect of such sales;

•	the timing and size of capital expenditures;

•	the timing and size of purchase of inventory and related components;

•	the timing of payment on payables and accrued liabilities;

•	costs associated with potential restructuring actions; and

•	customer financing obligations.

Our business requires a significant amount of cash, and we may require additional sources of funds if our sources of liquidity are unavailable or insufficient to fund our operations.

We may not generate sufficient cash from operations to meet anticipated working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. In order to finance our business, we may need to utilize available borrowings under our revolving credit facility. Our ability to continually access this facility in the future is conditioned upon our compliance with current or future covenants contained in our revolving credit facility and in our other credit agreements. We may not be in compliance with such covenants in the future. We may need to secure additional sources of funding if our cash and borrowings under our revolving credit facility are insufficient or unavailable to finance our operations. Such funding may not be available on terms satisfactory to us, or at all. In addition, any proceeds from the issuance of equity or debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements. If we were to incur higher levels of debt, we would require a larger portion of our operating cash flow to be used to pay principal and interest on our indebtedness. The increased use of cash to pay indebtedness could leave us with insufficient funds to finance our operating activities, such as R&D expenses and capital expenditures. In addition, any new debt instruments may contain covenants or other restrictions that affect our business operations. If we were to raise additional funds by selling equity securities, the relative ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.

We have a significant amount of debt, which contains customary default clauses, a breach of which may result in acceleration of the repayment of some or all of this debt.

As of June 30, 2010, we had $215.5 million outstanding under our first lien term loan and $129.8 million outstanding under our second lien term loan. The credit agreements relating to these loans and the revolving credit facility have customary default clauses. In the event we were to default on these credit agreements, and were unable to cure or obtain a waiver of default, the repayment of our debt owing under these credit agreements may be accelerated. If acceleration were to occur, we would be required to secure alternative sources of equity or debt financing to be able to repay the debt. Alternative financing may not be available on terms satisfactory to us, or at all. If acceptable alternative financing were unavailable, we would have to consider alternatives to fund the repayment of the debt, including the sale of part or all of the business, which sale may occur at a distressed price.

We rely on our channel partners for a significant component of our sales, and disruptions to, or our failure to effectively develop and manage, our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. A substantial portion of our revenues is derived through our channel partners, most of which also sell our competitors’ products. Our revenues depend in part on the performance of these channel partners. The loss of or reduction in sales to these channel partners could materially reduce our revenues. Our competitors may in some cases be effective in causing our channel partners or potential channel partners to favor their products or prevent or reduce sales of our solutions. If we fail to maintain relationships with these channel partners, fail to develop new relationships with channel partners in new markets or expand the number of channel partners in existing markets, or if we fail to manage, train or provide appropriate incentives to existing channel partners or if these channel partners are not successful in their sales efforts, sales of our solutions may decrease and our operating results would suffer.

The most likely potential channel partners for us are those businesses engaged in the voice and data communications business or the provision of communications software applications. Many potential channel partners in the voice communications business have established relationships with our competitors and may not be willing to invest the time and resources required to train their staff to effectively market our solutions and services. Potential channel partners engaged in the data and software applications communications businesses are less likely to have established relationships with our competitors, but where they are unfamiliar with the voice communications business, they may require substantially more training and other resources to be qualified to sell our solutions. The majority of our channel partners sell our solutions to the SME market. In the future, we hope to further penetrate the large enterprise market. However, our existing channel partners may not be effective in selling to large enterprises.

Because we depend upon a small number of outside contract manufacturers, our operations could be delayed or interrupted if we encounter problems with these contractors.

We do not have any internal manufacturing capabilities, and we rely primarily upon two contract manufacturers: Flextronics and BreconRidge. Our ability to ship products to our customers could be delayed or interrupted as a result of a variety of factors relating to our contract manufacturers, including:

•	failure to effectively manage our contract manufacturer relationships;

•	our contract manufacturers experiencing delays, disruptions or quality control problems in their manufacturing operations;

•	lead-times for required materials and components varying significantly and being dependent on factors such as the specific supplier, contract terms and the demand for each component at a given time;

•

under-estimating our requirements, resulting in our contract manufacturers having inadequate materials and components required to produce our products, or overestimating our requirements, resulting in charges assessed by the contract manufacturers or liabilities for excess inventory, each of which could negatively affect our gross margins; and

•	the possible absence of adequate capacity and reduced control over component availability, quality assurances, delivery schedules, manufacturing yields and costs.

We are also exposed to risks relating to the financial viability of our contract manufacturers as a result of business and industry risks that affect those manufacturers. In order to finance their businesses during economic downturns or otherwise, Flextronics and BreconRidge may need to secure additional sources of equity or debt financing. Such funding may not be available on terms satisfactory to them, or at all, which could result in a material disruption to our production requirements.

If any of our contract manufacturers are unable or unwilling to continue manufacturing our products in required volumes and quality levels, we will have to identify, qualify, select and implement acceptable alternative manufacturers, which would likely be time consuming and costly. In particular, each of Flextronics and BreconRidge are sole manufacturing sources for certain of our products. A failure of either of these parties to satisfy our manufacturing needs on a timely basis, as a result of the factors described above or otherwise, could result in a material disruption to our business until another manufacturer is identified and able to produce the same products, which could take a substantial amount of time, during which our results of operations, financial condition and reputation among our customers and within our industry could be materially and adversely affected. In addition, alternate sources may not be available to us or may not be in a position to satisfy our production requirements on a timely basis or at commercially reasonable prices and quality. Therefore, any significant interruption in manufacturing could result in us being unable to deliver the affected products to meet our customer orders.

We depend on sole source and limited source suppliers for key components. If these components are not available on a timely basis, or at all, we may not be able to meet scheduled product deliveries to our customers.

We depend on sole source and limited source suppliers for key components of our products. In addition, our contract manufacturers often acquire these components through purchase orders and may have no long-term commitments regarding supply or pricing from their suppliers. Lead times for various components may lengthen, which may make certain components scarce. As component demand increases and lead-times become longer, our suppliers may increase component costs. We also depend on anticipated product orders to determine our materials requirements. Lead times for limited source materials and components can be as long as six months, vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. From time to time, shortages in allocations of components have resulted in delays in filling orders. Shortages and delays in obtaining components in the future could impede our ability to meet customer orders. Any of these sole source or limited source suppliers could stop producing the components, cease operations entirely, or be acquired by, or enter into exclusive arrangements with, our competitors. As a result, these sole source and limited source suppliers may stop selling their components to our contract manufacturers at commercially reasonable prices, or at all. Any such interruption, delay or inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time would adversely affect our ability to meet scheduled product deliveries to our customers and reduce margins realized by us.

Delay in the delivery of, or lack of access to, software or other intellectual property licensed from our suppliers could adversely affect our ability to develop and deliver our solutions on a timely and reliable basis.

Our business may be harmed by a delay in delivery of software applications from one or more of our suppliers. Many of our solutions are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various components in our solutions. These licenses may not be available on acceptable terms, or at all. Moreover, the inclusion in our solutions of software or other intellectual property licensed from third parties on a non-exclusive basis could limit our ability to protect our proprietary rights to our solutions. Non-exclusive licenses also allow our suppliers to develop relationships with, and supply similar or the same software applications to, our competitors. Our software licenses could terminate in the event of a bankruptcy or insolvency of a software supplier or other third party licensor. Our software licenses could also terminate in the event such software infringes third party intellectual property rights. We have not entered into source code escrow agreements with every software supplier or third party licensor, and we could lose the ability to use such licensed software or implement it in our solutions in the event the licensor breaches its obligations to us. In the event that software suppliers or other third party licensors terminate their relationships with us, are unable to fill our orders on a timely basis or their licenses are otherwise terminated, we may be unable to deliver the affected products to meet our customer orders.

Our operations in international markets involve inherent risks that we may not be able to control.

We do business in 90 countries. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

•	macroeconomic conditions adversely affecting geographies where we do business;

•	foreign currency exchange rates;

•	political or social unrest or economic instability in a specific country or region;

•	higher costs of doing business in foreign countries;

•	infringement claims on foreign patents, copyrights or trademark rights;

•	difficulties in staffing and managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

•	trade protection measures and other regulatory requirements, which affect our ability to import or export our products from or to various countries;

•	adverse tax consequences;

•	unexpected changes in legal and regulatory requirements;

•	military conflict, terrorist activities, natural disasters and medical epidemics; and

•	our ability to recruit and retain channel partners in foreign jurisdictions.

Our financial results may be affected by fluctuations in exchange rates, and our current currency hedging strategy may not be sufficient to counter such fluctuations.

Our financial statements are presented in U.S. dollars, while a significant portion of our business is conducted, and a substantial portion of our operating expenses are payable, in currencies other than the U.S. dollar. Due to the substantial volatility of currency exchange rates, exchange rate fluctuations may have an adverse impact on our future revenues or expenses presented in our financial statements. Wherever possible, we use financial instruments, principally forward exchange contracts, in our management of foreign currency exposure. These contracts primarily require us to purchase and sell certain foreign currencies with or for U.S. dollars at contracted rates. We may be exposed to a credit loss in the event of non-performance by the counterparties of these contracts. In addition, these financial instruments may not adequately manage our foreign currency exposure. Our results of operations could be adversely affected if we are unable to successfully manage currency fluctuations in the future.

Transfer pricing rules may adversely affect our income tax expenses.

We conduct business operations in various jurisdictions and through legal entities in Canada, the United States, the United Kingdom, Barbados and elsewhere. We and certain of our subsidiaries provide solutions and services to, and may from time to time undertake certain significant transactions with, other subsidiaries in different jurisdictions. The tax laws of many of these jurisdictions have detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles. Contemporaneous documentation must exist to support this pricing. The taxation authorities in the jurisdictions where we carry on business could challenge our arm’s length related party transfer pricing policies. International transfer pricing is an area of taxation that depends heavily on the underlying facts and circumstances and generally involves a significant degree of judgment. If any of these taxation authorities are successful in challenging our transfer pricing policies, our income tax expense may be adversely affected and we could also be subjected to interest and penalty charges. Any increase in our income tax expense and related interest and penalties could have a significant impact on our future earnings and future cash flows.

Our operating results may be impacted by our ability to sell leases derived from our managed services offering, or a breach of our obligations in respect of such sales.

We offer customers the ability to bundle all their managed service communication expense into a single monthly payment lease, which we then generally pool and sell to third party financial institutions. We derive revenues from the direct sale of pools of leases to third party financial institutions, many of whom have been impacted by challenging macroeconomic events. These leases are recurring revenue streams for us and typically produce attractive gross margins. If we are unable to secure attractive funding rates or sell these leases, our operating results would suffer. The challenging macroeconomic conditions, coupled with our level of indebtedness, have adversely impacted our ability to sell these leases in the past and may continue to do so in the future. Moreover, particularly in the current economic environment, the timing, volume and profitability of lease sales from quarter to quarter could impact our operating results. We have historically sold these pools of leases at least once per quarter. Furthermore, when the initial term of the lease is concluded, our customers have the option to renew the lease at a payment and term less than the original lease. We have typically held these customer lease renewals on our balance sheet, although we could also elect to sell these renewals to a third party financial institution.

In the event of defaults by lease customers under leases that have been sold, financial institutions that purchased the pool of such leases may require us to repurchase the remaining unpaid portion of such sold leases, subject to certain annual limitations on recourse for credit losses. The size of credit losses may impact our ability to sell future pools of leases.

Under the terms of the program agreements governing the sale of these pools of leases, we are subject to ongoing obligations in connection with the servicing of the underlying leases. If we are unable to perform these obligations or are otherwise in default under a program agreement, and are unable to cure or obtain a waiver of such default, we could be required by the purchaser to repurchase the entire unpaid portion of the leases sold to such purchaser, which could have an adverse effect on our cash flows and financial condition.

Credit and commercial risks and exposures could increase if the financial condition of our customers declines.

We provide or commit to financing, where appropriate, for our customers. Our ability to arrange or provide financing for our customers depends on a number of factors, including our credit rating, our level of available credit and our ability to sell off commitments on acceptable terms. Pursuant to certain of our customer contracts, we deliver solutions representing an important portion of the contract price before receiving any significant payment from the customer. As a result of the financing that may be provided to customers and our commercial risk exposure under long-term contracts, our business could be adversely affected if the financial condition of our customers erodes. Upon the financial failure of a customer, we may experience losses on credit extended and loans made to such customer, losses relating to our commercial risk exposure, and the loss of the customer’s ongoing business. If customers fail to meet their obligations to us or the recurring revenue stream from customer financings is lost, we may experience reduced cash flows and losses in excess of reserves, which could materially adversely impact our results of operations and financial position.

Design defects, errors, failures or “bugs,” which may be difficult to detect, may occur in our solutions.

We sell highly complex solutions that incorporate both hardware and software. Our software may contain “bugs” that can interfere with expected operations. Our preshipment testing and field trial programs may not be adequate to detect all defects in individual applications and products or systematic defects that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities or affect gross margins. In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or “bugs” in solutions that we had shipped. Any future remediation may have a material impact on our business. Our inability to cure an application or product defect could result in the failure of an application or product line, the temporary or permanent withdrawal from an application, product or market, damage to our reputation, inventory costs, lawsuits by customers or customers’ or channel partners’ end users, or application or product reengineering expenses. The sale and support of solutions containing defects and errors may result in product liability claims and warranty claims. Our insurance may not cover or may be insufficient to cover claims that are successfully asserted against us or our contract suppliers and manufacturers.

Our business may suffer if our strategic alliances are not successful.

We have a number of strategic alliances, including alliances with Hewlett-Packard Company, Sun Microsystems Inc. (now a wholly owned subsidiary of Oracle Corporation), VMware, Inc., Research in Motion and Microsoft Corporation, and continue to pursue strategic alliances with other companies. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. If a strategic alliance fails to perform as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with customers, and our ability to develop new solutions in response to industry trends or changing technology may be impaired. In addition, we may face increased competition if a third party acquires one or more of our strategic alliances or if our competitors enter into additional successful strategic relationships.

We may make strategic acquisitions in the future. We may not be successful in operating or integrating these acquisitions.

Our acquisition of Inter-Tel in August 2007 significantly increased our revenues and enhanced our ability to target SME customers with our IP solutions. As part of our business strategy, we may consider acquisitions of, or significant investments in, other businesses that offer products, services and technologies complementary to ours. Any such acquisition or investment could materially adversely affect our operating results and the price of our common shares. Acquisitions and other strategic investments involve significant risks and uncertainties, including:

•	unanticipated costs and liabilities;

•	difficulties in integrating new products, software, businesses, operations and technology infrastructure in an efficient and effective manner;

•	difficulties in maintaining customer relations;

•	the potential loss of key employees of the acquired businesses;

•	the diversion of the attention of our senior management from the operation of our daily business;

•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition purchase price being paid in cash;

•	the potential significant increase of our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	the potential issuance of securities that would dilute our shareholders’ percentage ownership;

•	the potential to incur large and immediate write-offs and restructuring and other related expenses; and

•	the inability to maintain uniform standards, controls, policies and procedures.

Our inability to successfully operate and integrate newly acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins and expenses.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, earthquake, hurricane or other natural disaster, power loss, computer viruses, security breaches, telecommunications failure, quarantines, national catastrophe, terrorist activities, war and other events beyond our control. Our disaster recovery plans may not be sufficient to address these interruptions. The coverage or limits of our business interruption insurance may not be sufficient to compensate for any losses or damages that may occur.

Problems with the infrastructure of carriers may impair the performance of our solutions and cause problems with the network services we provide to our customers.

We purchase network capacity wholesale from carriers, which we resell to our customers in various retail offerings. The infrastructures of these telecom carriers are vulnerable to interruption by fires, earthquakes, hurricanes and other similar natural disasters, as well as power loss, viruses, security breaches, acts of terrorism, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of such a natural disaster or misconduct, or outages affecting these carrier networks, could impair the performance of our solutions and lead to interruptions, delays or cessation of network services to our customers. Any impairment of the performance of our solutions or problems in providing our network services to our customers, even if for a limited time, could have an adverse effect on our business, financial condition and operating results.

Governmental regulation could harm our operating results and future prospects.

Governments in a number of jurisdictions in which we conduct business have imposed export license requirements and restrictions on the import or export of some technologies, including some of the technologies used in our solutions. Changes in these or other laws or regulations could adversely affect our revenues. A number of governments also have laws and regulations that govern technical specifications for the provision of our solutions. Changes in these laws or regulations could adversely affect the sales of, decrease the demand for and increase the cost of, our solutions. For example, the Federal Communications Commission may issue regulatory pronouncements from time to time that may mandate new standards for our equipment in the United States. These pronouncements could require costly changes to our hardware and software. Additionally, certain government agencies currently require VoIP products to be certified through a lengthy testing process. Other government agencies may adopt similar lengthy certification procedures, which could delay the delivery of our products and adversely affect our revenues.

We rely on carriers to provide local and long distance services, including voice and data circuits, and will rely on carriers to provide mobile voice and data services to our customers and to provide us with billing information. These services are subject to extensive and uncertain governmental regulation on both the federal and local level. An increase or change in government regulation could restrict our ability to provide these services to our customers, which may have a material adverse affect on our business.

Adverse resolution of litigation or governmental investigations may harm our operating results or financial condition.

We are a party to lawsuits in the normal course of our business. We may also be the subject of governmental investigations from time to time. Litigation and governmental investigations can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings or governmental investigations are difficult to predict. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results or financial condition.

We are exposed to risks inherent in our defined benefit pension plan.

We currently maintain a defined benefit pension plan for a number of our past and present employees in the United Kingdom. The plan was closed to new employees in June 2001. The contributions to fund benefit obligations under this plan are based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. If the actual operation of the plan differs from these assumptions, additional contributions by us may be required. As of April 30, 2010, the projected benefit obligation of $173.4 million exceeded the fair value of the plan assets of $105.3 million, resulting in a pension liability of $68.1 million. We expect our funding requirements for future years to increase from current levels. Changes to pension legislation in the United Kingdom may adversely also affect our funding requirements.

Our future success depends on our existing key personnel.

Our success is dependent upon the services of key personnel throughout our organization, including the members of our senior management and software and engineering staff, as well as the expertise of our directors. Competition for highly skilled directors, management, R&D and other employees is intense in our industry and we may not be able to attract and retain highly qualified directors, management, and R&D personnel and other employees in the future. In order to improve productivity, a portion of our compensation to employees and directors is in the form of stock option grants, and as a consequence, a depression in the value of our common shares could make it difficult for us to motivate and retain employees and recruit additional qualified directors and personnel. The accounting treatment of stock options as compensation expense could lead to a reduction in our use of stock options as an incentive and retention tool. All of the foregoing may negatively impact our ability to retain or attract employees, which may adversely impact our ability to implement a management succession plan as and if required and on a timely basis. We currently do not maintain corporate life insurance policies on the lives of our directors or any of our key employees.

The costs and risks associated with Sarbanes-Oxley regulatory compliance may have a material adverse effect on us.

We are required to document and test our internal control over financial reporting pursuant to Section 404 of the United States Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal controls and, commencing with our annual report for the fiscal year ended April 30, 2011, our independent registered chartered accountants can render an opinion on the effectiveness of our internal controls over financial reporting. If our independent registered chartered accountants cannot render a favourable opinion or if material weaknesses in our internal control are identified, we could be subject to regulatory scrutiny and a loss of public confidence.

Risks Related to an Investment in our Common Shares

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.

Our stock has been publicly traded for a short period of time. From the date of the IPO to June 30, 2010, our stock price has fluctuated significantly, from a high of $14.00 per share to a low of $8.54 per share. At times the stock price has changed very quickly. For example, on June 7, 2010, our stock price dropped from $10.28 per share to $9.63 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	fluctuations in the overall stock market;

•	our quarterly operating results;

•	sales of our common shares by principal securityholders;

•	departures of key personnel;

•	future announcements concerning our or our competitors’ businesses;

•	the failure of securities analysts to cover our company and/or changes in financial forecasts and recommendations by securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	general market, economic and political conditions;

•	regulatory developments; and

•	natural disasters, terrorist attacks and acts of war.

In addition, the stock markets, and in particular the NASDAQ Global Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have initiated securities class action litigation following declines in stock prices of technology companies. Any future litigation may subject us to substantial costs, divert resources and the attention of management from our business, which could harm our business and operating results.

Future sales of a substantial amount of common shares may depress the price of the common shares.

If our shareholders sell substantial amounts of our common shares in the public market, the market price of our common shares could decline. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We, our principal securityholders, our directors and executive officers and certain other shareholders and option holders have agreed to a “lock-up,” pursuant to which neither we nor they will sell any shares without the prior consent of the underwriters for 180 days after April 21, 2010 (the date of the underwriting agreement), subject to limited exceptions, and a possible extension of up to 34 additional days. These securityholders, however, may be released from their lock-up agreements with the agreement of the underwriters at any time and without notice, which would allow for earlier sales of shares in the public market. We expect that these shares will be available for sale in the public market following the expiration of the applicable lock-up period, subject to certain limitations imposed by applicable U.S. and Canadian securities laws.

In addition, our articles of incorporation permit us to issue an unlimited number of common and preferred shares. Our authorized preferred shares are available for issuance, from time to time, at the discretion of the board of directors without any further vote or action by the common shareholders, which would dilute the percentage ownership held by our current shareholders. Furthermore, our board of directors has the authority, subject to applicable Canadian corporate law, to determine the rights, privileges, restrictions and conditions attaching to any series of preferred shares, and such rights may be superior to those of our common shares.

In addition, as of April 30, 2010, 2,640,932 common shares were issuable upon exercise of stock options, 6,071,108 common shares were issuable upon exercise of our outstanding warrants and an additional 2,939,648 common shares were reserved for issuance under our equity incentive plans. Subject to the lock-ups described above and limitations imposed by U.S. and Canadian securities laws on resales, common shares issued pursuant to exercises of these stock options and warrants will be freely tradeable in the public markets.

Each of the Francisco Partners Group and the Matthews Group is a significant security-holder and each has the potential to exercise significant influence over matters requiring approval by our shareholders and, in the case of the Francisco Partners Group, over matters requiring approval by our board.

As of June 30, 2010, Francisco Partners Management, LLC and certain of its affiliates, or the Francisco Partners Group, and Dr. Matthews and certain entities controlled by Dr. Matthews, or the Matthews Group, beneficially controlled approximately 40.0% and 23.1%, respectively, of the voting power of our share capital. Pursuant to a shareholders’ agreement, or the Shareholders’ Agreement, between the Company, the Francisco Partners Group and the Matthews Group dated as of April 27, 2010, the Francisco Partners Group and the Matthews Group collectively have the right to nominate 50% of our directors, provided certain criteria are met. The Shareholders’ Agreement also provides that we may not take certain significant actions without the approval of the Francisco Partners Group, so long as they own at least 15% of our outstanding common shares. These actions include:

•	amendments to our articles or by-laws;

•	issuance of any securities that are senior to our common shares in respect of dividend, liquidation preference or other rights and privileges;

•

issuance of equity securities or rights, options or warrants to purchase equity securities, with certain exceptions where we issue securities pursuant to our 2006 Equity Incentive Plan, in connection with acquisitions that involve the issuance of less than $25 million of our securities, upon the conversion of our currently outstanding warrants, as consideration paid to consultants for services provided to us, or in connection with technology licensing or other non-equity interim financing transactions;

•	declaring or paying any dividends or making any distribution or return of capital, whether in cash, in stock or in specie, on any equity securities;

•

incurring, assuming or otherwise becoming liable for debt obligations, other than refinancing our debt obligations following the closing of this offering and the application of the intended use of proceeds, incurring additional indebtedness in connection with our leasing program, or incurring up to $50 million in new indebtedness;

•

mergers, acquisitions, sales of assets or material subsidiaries, or the entering into any joint venture, partnership or similar arrangement that have a value of more than $25 million per such transaction;

•	any change in the number of directors that comprise our board of directors;

•

an amalgamation, merger or other corporate reorganization by the Company with or into any other corporation (other than a short-form amalgamation with a wholly-owned subsidiary), an agreement to sell or sale of all or substantially all of the assets of the Company or other transaction that has the effect of a change of control of the Company; and

•	any liquidation, winding up, dissolution or bankruptcy or other distribution of the assets of the Company to its shareholders.

Such powers held by the Francisco Partners Group could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our shareholders. Also, each of the Francisco Partners Group and the Matthews Group may have interests that differ from the interests of our other shareholders.

The Francisco Partners Group and the Matthews Group and the persons whom they nominate to our board of directors may have interests that conflict with our interests and the interests of our other shareholders.

The Francisco Partners Group and the Matthews Group and the persons whom they nominate to our board of directors may have interests that conflict with, or are divergent from, our own interests and those of our other shareholders. Conflicts of interest between our principal investors and us or our other shareholders may arise. Our articles of incorporation do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to our principal investors and us will be reserved for or made available to us. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with controlling shareholders.

Some of our directors have interests that may be different than our interests.

We do business with certain companies that are related parties, such as Wesley Clover International Corporation and its subsidiaries. Wesley Clover International Corporation is controlled by Dr. Matthews. Our directors owe fiduciary duties, including the duties of loyalty and confidentiality, to us. Our directors that serve on the boards of companies that we do business with also owe similar fiduciary duties to such other companies. The duties owed to us could conflict with the duties such directors owe to these other companies.

Ownership of our common shares by the Francisco Partners Group and the Matthews Group as well as provisions contained in our articles of incorporation and in certain anti-trust and foreign investment legislation, may reduce the likelihood of a change of control occurring and, as a consequence, may deprive you of the opportunity to sell your common shares at a control premium.

The voting power of the Francisco Partners Group and the Matthews Group, respectively, under certain circumstances could have the effect of delaying or preventing a change of control and may deprive our shareholders of the opportunity to sell their common shares at a control premium. In addition, provisions of our articles of incorporation and Canadian and U.S. law may delay or impede a change of control transaction. Our articles of incorporation permit us to issue an unlimited number of common and preferred shares. Limitations on the ability to acquire and hold our common shares may be imposed under the Hart-Scott-Rodino Act, the Competition Act (Canada) and other applicable antitrust legislation. Such legislation generally permits the relevant governmental authorities to review any acquisition of control over or of significant interest in us, and grants the authority to challenge or prevent an acquisition on the basis that it would, or would be likely to, result in a substantial prevention or lessening of competition.

In addition, the Investment Canada Act subjects an “acquisition of control” of a “Canadian business” (as those terms are defined therein) by a non-Canadian to government review if the book value of the Canadian business’ assets as calculated pursuant to the legislation exceeds a threshold amount. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to be of net benefit to Canada. Any of the foregoing could prevent or delay a change of control and may deprive our shareholders of the opportunity to sell their common shares at a control premium.

You may be unable to bring actions or enforce judgments against us, certain of our directors and officers or certain of the selling shareholders under U.S. federal securities laws.

We are incorporated under the laws of Canada, and our principal executive offices are located in Canada. A majority of our directors and officers and certain of the selling shareholders named in this Report reside principally in Canada and a substantial portion of our assets and all or a substantial portion of the assets of these persons are located outside the United States. Consequently, it may not be possible for you to effect service of process within the United States upon us or those persons. Furthermore, it may not be possible for you to enforce judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States against us or those persons. There is doubt as to the enforceability in original actions in Canadian courts of liabilities based upon the U.S. federal securities laws, and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real property. The following table outlines significant properties that we currently lease:

Location	Purpose	Area (In Square Feet)	Expiration Date of Lease
Ottawa, Canada	Corporate Head Office/Sales/R&D1	482,244	February 15, 2011
Ottawa, Canada	Warehouse	9,000	February 15, 2011
Caldicot, United Kingdom	U.K. and EMEA Regional Headquarters	45,000	March 9, 2021
Chandler, AZ	Office/Sales/R&D	97,000	June 30, 2012
Tempe, AZ	Warehouse/Office	68,000	June 30, 2012
Reno, NV	Office	74,000	November 14, 2018

The Ottawa facilities are leased from Kanata Research Park Corporation, a company controlled by Dr. Matthews, under terms and conditions reflecting what management believed were prevailing market conditions at the time the lease was entered into.

In addition to these significant properties, we also lease a number of regional sales offices throughout the world, including offices:

•	throughout the United States and Canada, including sales-service offices and distribution, demonstration and training centers across both countries;

[1]	Sublet to: General Dynamics Canada Ltd. until February 15, 2011 (42,930 square feet); InGenius Software Inc. until February 15, 2011 (4,026 square feet); and Wesley Clover International Corporation, a company controlled by Dr. Matthews, until November 30, 2010 (10,250 square feet).

•	in Ireland (Dublin) and throughout the United Kingdom, including England (London, Birmingham, Kettering and Northampton) and Scotland (Strathclyde and Glasgow) ;

•	throughout Continental Europe, the Middle East and Africa, including Belgium, France, Germany, the Netherlands, Saudi Arabia, Dubai and South Africa;

•	in Asia-Pacific, including Hong Kong, Shanghai, Beijing (China), Singapore and Sydney (Australia); and

•	in the Caribbean and Latin America, including in Mexico City (Mexico), Guaynabo (Puerto Rico), Rio de Janeiro (Brazil) and Barbados.

We believe that these facilities are adequate for our immediate needs and that additional space needed to accommodate any expansion would be available if required.

Item 3.	Legal Proceedings

We are involved in legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. In particular, as is common in our industry, we have received notices alleging that we infringe patents belonging to various third parties. These notices are dealt with in accordance with our internal procedures, which include assessing the merits of each notice and seeking, where appropriate, a negotiated resolution. Where a negotiated resolution cannot be reached, litigation may be necessary. The ultimate outcome of any litigation is uncertain, and regardless of outcome, litigation can have an adverse impact on our business because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect our business. As of the date of this Report, except for the items outlined below, we are not party to any litigation that we believe is material to our business.

On March 2, 2010, we issued a statement of claim against ShoreTel, Inc. in which we allege that ShoreTel, Inc. made false, misleading and defamatory statements about us and committed the tort of intentional interference with economic relations. We took this action to protect the reputation and brand of our Company.

On February 27, 2008, we issued a statement of claim against one of our customers for non-payment of invoices arising from the provision of hardware, software and services. The customer responded with a counterclaim for a return of amounts paid plus other unquantified costs. We believe that the counterclaim is without merit and continue to evaluate and defend the case vigorously.

Prior to our acquisition of Inter-Tel, certain former distributors of phone equipment under dealer agreements with Executone Information Systems, Inc., a company whose assets were acquired by Inter-Tel in January 2000, brought suit against Inter-Tel asserting that Inter-Tel was liable for Executone’s alleged breaches of such dealer agreements. In April 2010, we negotiated a settlement with the plaintiffs in this suit, which included a cash payment to the plaintiffs.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on The NASDAQ Global Market (trading symbol: MITL). The Company completed its IPO on April 27, 2010; as a result, we have not set forth quarterly information with respect to the high and low prices for our common shares for the two most recent fiscal years.

On July 26, 2010, the last reported sales price of our common stock on The NASDAQ Global Market was $9.50 per share.

Shareholders

As of June 30, 2010, we had approximately 1,013 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by Mellon Investor Services LLC.

Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our common shares. We currently intend to retain any future earnings to fund the development and growth of our business and we do not currently anticipate paying dividends on our common shares. Any determination to pay dividends to holders of our common shares in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as our board of directors deems relevant. In addition, our outstanding credit agreements limit our ability to pay dividends and we may in the future become subject to debt instruments or other agreements that further limit our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of the end of our last fiscal year, (a) the number of securities that could be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards under our equity compensation plans, (b) the weighted average exercise price of outstanding options under such plans, and (c) the number of securities remaining available for future issuance under such plans, excluding securities that could be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security-holders	2,640,932	$4.02	2,939,648
Equity compensation plans not approved by security-holders	—	—	—

Total	2,640,932	$4.02	2,939,648

(1)	As of April 30, 2010, 2,640,932 common shares were issuable upon exercise of stock options, including options to acquire 922,585 common shares granted under the employee stock option plan adopted in March 2001 (the “2001 Stock Option Plan”) and options to acquire 1,718,347 common shares granted under our second employee stock option plan adopted September 7, 2006 (the “2006 Equity Incentive Plan). An additional 2,939,648 common shares were reserved for issuance under our equity incentive plans. Effective September 7, 2006, shares subject to outstanding awards under the 2001 Stock Option Plan which lapse, expire or are forfeited or terminated will no longer become available for grants under this plan. Instead, new stock options and other equity grants will be made under the 2006 Equity Incentive Plan. The aggregate number of common shares that may be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements is 5,600,000 common shares provided that an additional number of common shares of up to three percent of the number of our common shares then outstanding may be added to such initial maximum each year for three years at the discretion of the compensation committee. Common shares subject to outstanding awards under our 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan.

Sales of Unregistered Securities

In connection with the merger transaction with Inter-Tel, we issued 307,087 and 9,668 Class 1 Preferred Shares on August 16, 2007 and January 18, 2008, respectively, for cash consideration of $1,000 per share, together with attached common stock purchase warrants. All issued and outstanding Class 1 Preferred Shares were converted into common shares at the time of completion of our IPO on April 27, 2010.

33,743 common shares were issued upon exercise of stock options under our equity compensation plans during the fiscal year ended April 30, 2010, of which 18,137 were issued under the 2001 Stock Option Plan and 15,606 under the 2006 Equity Incentive Plan. These transactions were either registered on Form S-8 or exempt under Regulation S, Rule 701 or Section 4(2) of the Securities Act.

Use of Proceeds from Public Offering of Common Stock

On April 27, 2010, we closed our IPO of common shares pursuant to a Registration Statement on Form F-1, as amended (Reg. No. 333-163930), that was declared effective on April 21, 2010. Under the registration statement, we sold an aggregate of 10,526,316 common shares to the public at a price of $14.00 per common share for gross proceeds of $147,368,424. The offering was made through an underwriting syndicate led by BofA Merrill Lynch, J.P. Morgan, and UBS Investment Bank, who acted as joint book-running managers. Piper Jaffray, Genuity Capital Markets, and JMP Securities acted as co-managers for the offering. Our net proceeds from the IPO were $130.7 million after underwriting commissions of $10.3 million and other associated costs of $6.3 million, of which $0.1 million was paid to a related party for travel-related costs. We used the net proceeds of our IPO as follows:

•	to repay $30.0 million of borrowings outstanding under our revolving credit facility.

•	to repay $72.0 million of borrowings outstanding under our first lien term loan.

•	to fund working capital and for general corporate purposes.

As of April 30, 2010, the proceeds from our IPO remaining in cash were held in bank accounts or invested in short-term, interest-bearing, investment grade securities.

Item 6.	Selected Financial Data

The following table presents our selected historical consolidated financial and other data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and notes thereto included elsewhere in this Report. Our historical consolidated financial information may not be indicative of our future performance. Our consolidated financial statements are reported in U.S. dollars and have been prepared in accordance with U.S. GAAP.

	Fiscal Year Ended April 30,
	2006	2007	2008 (1)	2009	2010
	(in millions, except per share data)
Consolidated Statement of Operations Data
Revenues	$387.1	$384.9	$692.0	$735.1	$647.9
Cost of revenues	225.7	225.1	367.9	390.6	334.0

Gross margin	161.4	159.8	324.1	344.5	313.9
Research and development	44.1	41.7	62.6	60.1	51.7
Selling, general and administrative	120.7	123.5	246.6	248.5	211.3
Other operating charges (2)	3.3	11.6	22.0	23.3	5.2
Litigation settlement	—	16.3	—	—	(5.5)
Impairment of goodwill	—	—	—	284.5	—

Operating income (loss)	(6.7)	(33.3)	(7.1)	(271.9)	51.2
Other (income) expense, net (3)	32.2	(9.2)	(42.7)	(99.4)	(7.3)
Interest expense	7.6	9.1	34.7	40.1	29.8
Income tax (recovery) expense	(1.9)	1.8	(11.7)	(19.1)	(8.5)

Net income (loss)	$(44.6)	$(35.0)	$12.6	$(193.5)	$37.2

Net loss attributable to common shareholders	$(51.5)	$(42.3)	$(83.5)	$(234.5)	$(107.3)
Net loss per common share:
basic	$(6.59)	$(5.41)	$(6.73)	$(16.38)	$(7.30)
diluted	$(6.59)	$(5.41)	$(6.73)	$(16.38)	$(7.30)
Weighted average number of common shares outstanding:
basic	7.8	7.8	12.4	14.3	14.7
diluted	7.8	7.8	12.4	14.3	14.7
Other Financial Data
Adjusted EBITDA (6)	$9.0	$5.0	$50.2	$78.7	$89.8

	As of April 30,
	2006	2007	2008	2009	2010
	(in millions)
Consolidated Balance Sheet Data
Cash and cash equivalents	$35.7	$33.5	$19.5	$28.4	$76.6
Working capital (4)	$40.5	$26.6	$58.9	$49.5	$154.9
Total assets	$199.8	$202.2	$982.2	$623.1	$641.0
Total debt, including capital leases	$54.9	$54.7	$435.6	$454.8	$349.8
Redeemable shares (5)	$64.2	$71.5	$208.5	$249.5	$—
Common shares	$188.8	$189.1	$277.1	$277.8	$802.8
Warrants	$47.9	$62.9	$56.7	$56.6	$55.6
Total shareholders’ deficiency	$(168.6)	$(202.6)	$(244.7)	$(430.1)	$(54.9)

(1)	As a result of the acquisition of Inter-Tel, our financial results for the fiscal year ended April 30, 2008 also include eight and a half months of financial results from Inter-Tel.
(2)	Other operating charges includes: special charges, integration and merger-related costs (includes costs associated with restructuring activities, product line exits and the Inter-Tel acquisition in fiscal 2008), loss on disposal of assets, IPO and in-process R&D costs acquired as part of the Inter-Tel acquisition.
(3)	Other (income) expense, net includes: fair value adjustment on derivative instruments; other income (expense), which is comprised of foreign exchange gains (losses), net, amortization on gain on sale of assets and other expenses; and debt and warrant retirement costs, including the write-off of deferred financing charges.
(4)	Working capital is total current assets less total current liabilities.
(5)	The redeemable common shares in this footnote do not reflect the common share reverse share split on April 16, 2010. For fiscal 2006 and 2007, redeemable shares consisted of 10,000,000 redeemable common shares (which were redeemable by virtue of a shareholders’ agreement dated April 23, 2004, as amended, among certain of our shareholders and us), 20,000,000 class A convertible preferred shares, Series 1, or the Series A Preferred Shares, and 67,789,300 class B convertible preferred shares, Series 1, or the Series B Preferred Shares. In fiscal 2008 and 2009, redeemable shares consisted of 316,755 Class 1 Preferred Shares issued in connection with the acquisition of Inter-Tel. The Class 1 Preferred Shares were converted into common stock in conjunction with the April 2010 IPO.
(6)	We present Adjusted EBITDA, which is defined as consolidated net income (loss) before (1) interest expense, (2) income tax (recovery) expense, (3) amortization and depreciation, (4) foreign exchange (gain) or loss, (5) fair value adjustment on derivative instruments, (6) debt and warrant retirement costs, (7) impairment of goodwill, (8) special charges, integration and merger-related costs, (9) in-process R&D, (10) litigation settlement, (11) costs related to a 2007 initial public offering that was not completed, (12) stock-based compensation and (13) loss (gain) on sale of manufacturing operations.

Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from operations or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures and the manner in which we compensate for those limitations.

We use Adjusted EBITDA:

•	as a measure of operating performance;

•	for planning purposes, including the preparation of our annual operating budget;

•	to allocate resources to enhance the financial performance of our business; and

•	in communications with our board of directors concerning our financial performance.

We believe that the use of Adjusted EBITDA provides consistency and comparability of, and facilitates, period to period comparisons, and also facilitates comparisons with other companies in our industry, many of which use similar non-GAAP financial measures to supplement their U.S. GAAP results.

We believe Adjusted EBITDA may also be useful to investors in evaluating our operating performance because securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies, and our investor and analyst presentations will include Adjusted EBITDA. However, we also caution you that other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, which limits the usefulness of Adjusted EBITDA as a comparative measure.

Moreover, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA and similar non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for an analysis of our results of operations as reported under U.S. GAAP.

Some of the limitations of Adjusted EBITDA are that it does not reflect:

•	interest income or interest expense;

•	cash requirements for income taxes;

•	foreign exchange gains or losses;

•	significant cash payments we were required to make in connection with restructuring, litigation settlements and transaction expenses;

•	employee stock-based compensation;

•	cash requirements for the replacement of assets that have been depreciated or amortized;

•	acquired in-process R&D charges; and

•	losses or gains related to the sale of manufacturing operations and other assets.

We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss).

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Fiscal Year Ended April 30,
	2006	2007	2008	2009	2010
	(in millions)
Net income (loss)	$(44.6)	$(35.0)	$12.6	$(193.5)	$37.2
Adjustments:
Interest expense	7.6	9.1	34.7	40.1	29.8
Income tax (recovery) expense	(1.9)	1.8	(11.7)	(19.1)	(8.5)
Amortization and depreciation	9.9	9.2	32.6	38.0	34.4
Foreign exchange (gain) loss	0.6	0.3	(0.6)	3.2	0.3
Fair value adjustment on derivative instruments	32.6	(8.6)	(61.9)	(100.2)	(7.4)
Debt and warrant retirement costs	—	—	20.8	—	1.0
Impairment of goodwill	—	—	—	284.5	—
Special charges, integration and merger-related costs	5.7	9.3	16.0	23.3	5.2
In-process research and development	—	—	5.0	—	—
Litigation settlement	—	16.3	—	—	(5.5)
Initial public offering costs	—	3.3	—	—	—
Stock-based compensation	—	0.3	1.7	2.4	3.3
Loss (gain) on sale of manufacturing operations	(0.9)	(1.0)	1.0	—	—

Adjusted EBITDA	$9.0	$5.0	$50.2	$78.7	$89.8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the 2010 Consolidated Financial Statements and accompanying Notes included elsewhere in this Report. All amounts are expressed in U.S. dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in this Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Overview

We are a leading provider of integrated communications solutions focused on the SME market. We also have a strong and growing presence in the large enterprise market with a portfolio of products that support up to 65,000 users. Our IP-based communications solutions consist of a combination of IP telephony platforms, which we deliver as software, appliances and desktop devices, and a suite of UCC applications that integrate voice, video and data communications with business applications. We believe that our solutions, including associated managed and network services, enable our customers to realize significant cost benefits and to conduct their business more effectively.

We have delivered innovative communications solutions to our customers for over 35 years, initially through Mitel Corporation, our predecessor business. We were incorporated under the CBCA on January 12, 2001 by Zarlink Semiconductor Inc., or Zarlink (formerly Mitel Corporation), in order to reorganize its communications systems division in contemplation of the sale of that business to companies controlled by Dr. Matthews. In a series of related transactions on February 16, 2001 and March 27, 2001, we acquired from Zarlink the “Mitel” name and substantially all of the assets, other than Canadian real estate, and subsidiaries of the Zarlink communications systems business.

We have invested heavily in the R&D of our IP-based communications solutions since 2001 to take advantage of the telecommunications industry shift from traditional PBX systems to IP-based communications solutions. During this time, we have realigned our business and discontinued certain products and activities relating to our legacy PBX systems. Due to the significant investment in R&D and the transition of our business, we incurred losses in each fiscal year from the date of our incorporation through fiscal 2007.

In fiscal 2008 (August 2007), we completed the acquisition of Inter-Tel, which significantly enhanced our ability to target SME customers with our IP solutions by expanding our U.S. distribution and managed service capabilities. The total purchase price of $729.9 million was funded with a combination of equity and debt financing plus cash held by Inter-Tel. The transaction resulted in significant changes to our capital structure. The deemed purchase price was allocated to the underlying tangible and identifiable assets and liabilities acquired based on their respective fair values and the excess purchase price was allocated to goodwill. In fiscal 2008 we recorded net income of $12.6 million.

In fiscal 2009 and fiscal 2010, our operating results have been affected by the global economic recession, which started in mid-calendar year 2008 (our fiscal 2009) and most economic analysts have indicated is still in effect. Many of our current and prospective customers have responded to the financial and credit crises and general macroeconomic uncertainty by suspending, delaying or reducing their capital expenditures. These conditions negatively impacted our sales starting in the second half of fiscal 2009. The tightened credit markets also affected our sales of net rental payments under sales-type leases, resulting in lower cash flows generated from such sales. We have responded to the negative effect of the recession by implementing cost reduction programs to re-align our operating model. These programs, which were implemented during the second half of fiscal 2009 and fiscal 2010, included headcount reductions, reduced discretionary spending, closure of excess facilities across our geographic regions and renegotiation of key supplier contracts. In fiscal 2009, we implemented a temporary reduced work week program, which remained in effect throughout fiscal 2010. In June 2010, we made the decision to phase out the reduced work week program gradually during fiscal 2011.

While our revenues have declined as a result of these economic conditions, our cost reduction programs have contributed positively to our operating performance, resulting in a significant improvement in both operating income and Adjusted EBITDA in fiscal 2010 as compared to fiscal 2009.

We believe our early and sustained investment in IP-based communications solutions R&D, our decision to concentrate our efforts on IP-based technology, and our acquisition of Inter-Tel have positioned us well to capitalize on the industry shift to IP-based communications solutions. As a result of this strategic focus, substantially all of our system shipments for fiscal 2008, fiscal 2009 and fiscal 2010 were IP-based communication solutions.

We cannot predict when the overall economy will return to stable, pre-recession conditions. We plan to monitor our cost structure so that it is appropriate for our revenue levels. Depending on the future macroeconomic climate and its impact on our revenues, we may implement additional cost reduction programs in an effort to keep operating expenses in line with revenues. Conversely, if our revenues improve above current levels we may gradually increase our expenditures while ensuring that our operating expense to revenue ratio remains within our target level. In either scenario, we plan to continue to invest in new product development and other significant R&D initiatives. However, there is no certainty that these investments will allow us to develop and introduce new IP-based communications solutions in a timely manner to allow us to compete effectively against existing and new competitors and meet customer requirements.

Our total revenues for the year ended April 30, 2010 were $647.9 million, as compared to $735.1 million for the year ended April 30, 2009. The decrease in revenues reflects a decrease in sales volumes within our telecommunications segment, partially offset by an increase in sales from our network services segment. We believe that the decrease in revenues is primarily due to the global economic climate, which has resulted in longer sales cycles and delays in new equipment purchases. Our operating income increased to $51.2 million in fiscal 2010 compared with an operating loss of $271.9 million in fiscal 2009. Fiscal 2009 included a non-cash goodwill impairment charge of $284.5 million related to the purchase price to acquire Inter-Tel. The impairment was the result of weaker capital markets and the global recession. This charge did not affect our liquidity, cash flows or current and future operations.

In April 2010, we completed an IPO on The NASDAQ Global Market. Under the IPO, we sold 10.5 million common shares at $14.00 per share. Our net proceeds from the IPO were $130.7 million after underwriting commissions of $10.3 million and other associated costs of $6.3 million. The net proceeds of the IPO were used to repay $30.0 million outstanding under the revolving credit facility and $72.0 million to prepay amounts outstanding under the first lien term loan, with the remainder to be used for general corporate purposes.

In conjunction with the IPO, all of the 316,755 Class 1 Preferred Shares were converted into common shares under amended conversion terms. Under the amended conversion terms, the number of common shares granted was based on the accreted amount at the time of conversion, divided by the IPO price of $14.00. The number of common shares granted under the amended conversion terms was higher than what would have otherwise been granted under the original conversion terms. The difference in value of $96.2 million was recorded as an adjustment between shareholders’ deficiency and share capital.

Trends

Businesses are migrating from legacy telephony networks to IP-based environments, which can address their voice, data, video and business applications requirements within a single converged network. The transition to IP-based communications solutions provides significant benefits to businesses, including enhanced workforce productivity, reduced infrastructure costs, the creation of highly functional applications that can be distributed easily and the use of open standards. We have invested heavily and continue to innovate in IP-based solutions and therefore believe we are well positioned to benefit from this transition.

The evolution to converged IP-based networks has given rise to two important trends: the transition from hardware-based to software-based communications solutions and the ability to deliver integrated UCC applications. The transition to software-based communications solutions provides operational cost benefits and the ability to integrate communications with other business processes and applications. UCC allows business customers to move beyond basic fixed telephony and disparate communications tools toward integrated multi-media communications and collaboration between users, wherever they may be located. UCC includes the integrated use of various media and messaging, such as voice, video and data. Our history of success as an early adopter in software-based communications solutions has provided us with the foundation for continued innovation in IP-based communications and UCC. We believe our comprehensive, integrated IP-based communications offering provides our customers with significant flexibility, cost efficiency and enhanced employee productivity as they transition to converged IP-based environments and UCC.

SMEs are increasingly interested in outsourcing management of their communications requirements through managed service offerings. Managed services may include equipment, installation, ongoing support, network services, or various professional services. Managed services offerings allow businesses to focus on their core expertise and, in some cases, substitute what would otherwise be a large capital expenditure for a predictable operating expense. We believe that we are well positioned to benefit from this trend through the combination of our existing managed service program and our network services offerings in the United States. We believe these solutions also provide an opportunity to achieve operational savings by giving us the flexibility to place equipment and services either on the customer’s premises or as a hosted solution.

Key Performance Indicators

Key performance indicators that we use to manage our business and evaluate our financial results and operating performance include: revenues, gross margins, operating costs, operating income (loss), net income (loss), cash flows from operations and Adjusted EBITDA.

Revenue performance is evaluated from both a geographical perspective, in accordance with our reportable segments, and from a revenue source perspective, that is telecommunications and network services. We evaluate revenue performance by comparing the results to management forecasts and prior period performance.

Gross margins, operating costs, operating income (loss) and net income (loss) are each evaluated in a similar manner as our actual results are compared against both management forecasts and prior period performance.

Cash flow from operations is the key performance indicator with respect to cash flows. As part of monitoring cash flow from operations, we also monitor our days sales outstanding, our inventory turns and our days expenses in payables outstanding.

Adjusted EBITDA, a non-GAAP measure, is evaluated by comparing actual results to management forecasts and prior period performance. For a definition and explanation of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income (loss), see Item 6, “Selected Financial Data”.

In addition to the above indicators, from time to time, we also monitor performance in the following areas:

•	status of key customer contracts and regular customer satisfaction surveys;

•	the achievement of expected milestones of our key R&D projects; and

•	the achievement of our key strategic initiatives.

In an effort to ensure we are creating value for and maintaining strong relationships with our customers, we monitor the status of key customer contracts and conduct regular customer satisfaction surveys to monitor customer service levels. With respect to our R&D projects, we measure content, quality and timeliness against project plans.

Sources of Revenues and Expenses

The following describes our sources of revenues and expenses.

Revenues

We generate our revenues principally from the sale of integrated communications solutions to business customers, with these revenues being classified as telecommunications revenues or network services revenues. Telecommunications revenues are comprised of revenues generated from the sales of platforms, including software, appliances and desktop devices, UCC applications and managed services. Network services are comprised of local and long distance and network resale services.

Our distribution network includes value-added resellers, service providers, high-touch sales and direct channel. We complement and support our channel partners in selected markets using a sales model whereby our sales staff works either directly with a prospective customer, or in coordination with a channel partner in defining the scope, design and implementation of the solution. Our direct and indirect distribution channel addresses the needs of customers in 90 countries through our 79 offices and more than 1,600 channel partners worldwide.

Because we have multiple revenue streams, our revenue recognition policy varies depending on the revenue stream and type of customer transaction.

Revenue for hardware is recognized when persuasive evidence of an arrangement exists, delivery has occurred in accordance with the terms and conditions of the contract, title and risk of loss have been transferred to the customer, the fee is fixed or determinable, and collection is reasonably assured.

Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred in accordance with the terms and conditions of the contract, the fee is fixed or determinable, and collection is reasonably assured. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair value or the residual method, as applicable, and using vendor specific objective evidence, or VSOE, of fair values, which is based on prices charged when the element is sold separately. Where VSOE does not exist, revenues are deferred until such time as VSOE has been established. Revenue related to post-contract support, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the post-contract support term for contracts that are greater than one year. For contracts where the post-contract period is one year or less, the costs are deemed insignificant and the unspecified software upgrades are expected to be and historically have been infrequent, revenue is recognized together with the initial licensing fee and the estimated costs are accrued.

We make sales to resellers and channel partners based on contracts that typically expire at the end of our fiscal year, with automatic renewals for one year periods thereafter. For products sold through these distribution channels, revenues are recognized at the time the risk of loss is transferred to resellers and channel partners according to contractual terms and if all contractual obligations have been satisfied. These arrangements usually involve multiple elements, including post-contract technical support and training. Costs related to insignificant technical support obligations, including second-line phone support for certain products, are accrued. For other technical support and training obligations, revenues from product sales are allocated to each element based on VSOE of relative fair values, generally representing the prices charged when the element is sold separately, with any discount allocated proportionately. Revenues attributable to undelivered elements are deferred and recognized upon performance or ratably over the contract period.

Our standard warranty period extends 15 months from the date of sale and extended warranty periods are offered on certain products. At the time product revenues are recognized, an accrual for estimated warranty costs is recorded as a component of cost of revenues based on prior claims experience. Sales to our channel partners do not provide for return or price protection rights while sales to distributors provide for these rights. Product return rights for distributors are typically limited to a percentage of sales over a maximum three month period. A reserve for estimated product returns and price protection rights based on past experience is recorded as a reduction of sales at the time product revenues are recognized. For new resellers, we estimate the product return provision using past return experience with similar partners operating in the same regions. We offer various cooperative marketing programs to assist our channels to market our products. Allowances for these programs are recorded as marketing expenses at the time of shipment based on contract terms and prior claims experience.

We also sell solutions, including installation and related maintenance and support services, directly to end-user customers. For solutions sold directly to end-user customers, revenues are recognized at the time of delivery and at the time risk of loss is transferred, based on prior experience of successful compliance with customer specifications. Revenues from installation are recognized when services are rendered and when contractual obligations, including customer acceptance, have been satisfied. Revenues are also derived from professional service contracts with terms that typically range from two to six weeks for standard solutions and for longer periods for customized solutions. Revenues from customer support, professional services and maintenance contracts are recognized ratably over the contractual period, generally one year. Billings in advance of services are included in deferred revenues. Revenues from installation services provided in advance of billing are included in unbilled accounts receivable.

Certain arrangements with end-user customers provide for free customer support and maintenance services extending 12 months from the date of installation. Customer support and maintenance contracts are also sold separately. When customer support or maintenance services are provided free of charge, these amounts are unbundled from the product and installation revenues at their fair market value based on the prices charged when the element is sold separately and recognized ratably over the contract period. Consulting and training revenues are recognized upon performance.

We provide long term management services of communication systems, or managed services. Under these arrangements, managed services and communication equipment are provided to end-user customers typically over a five-year period. Revenues from managed services are recognized ratably over the contract period. We retain title and risk of loss associated with the equipment utilized in the provision of the managed services. Accordingly, the equipment is capitalized as part of property and equipment and is amortized to cost of sales over the contract period. In a transaction containing a sales-type lease, hardware and software revenues are recognized at the present value of the payments allocated to the hardware and software lease elements at the time of system sale. Revenues from software support are deferred and recognized over the period of support. Revenues from sales-type leases are allocated between hardware and software elements based on management’s best estimate of relative fair values. We regularly sell the net rental payments from sales-type leases to financial institutions with the income streams discounted at prevailing rates at the time of sale. Gains or losses resulting from the sale of net rental payments from leases are recorded as net sales within telecommunications revenues.

We also provide network services to our customers, which includes local and long-distance voice services, internet access and data network offerings on our partners’ networks, which we bill on a monthly basis. Revenues from network services are recognized as the services are provided.

Cost of Revenues

Cost of revenues is comprised of product costs and service costs. Product cost of revenues is primarily comprised of cost of goods purchased from third party electronics manufacturing services and inventory provisions, engineering costs, warranty costs and other supply chain management costs. Product cost of revenues also includes a small component related to software comprised of royalty payments and licensing fees to third parties. Service cost of sales is primarily comprised of costs associated with managed services, which include labor costs associated with maintenance and support, installation and other professional services, and costs associated with network services, which includes the cost of acquisition of local and long-distance voice services, internet access and data network services from major carriers in the United States. Depreciation of property and equipment are also included in cost of revenues.

We use high-volume contract manufacturers and component suppliers and we require them to give us full visibility of component supply, manufacturing process and portability. We measure and benchmark the performance of our component suppliers and manufacturers for technical innovation, financial strength, quality, support and operational effectiveness.

Research and Development Expenses

R&D expenses consist primarily of salaries and related expenses for engineering personnel, materials and consumables and subcontract service costs. Depreciation and amortization of R&D assets are included in R&D expenses.

Sales, General and Administrative Expenses

Sales, general and administrative, or SG&A, expenses consist primarily of costs relating to our sales and marketing activities, including salaries and related expenses, advertising, trade shows and other promotional activities and materials, administrative and finance functions, legal and professional fees, insurance and other corporate and overhead expenses. Following the acquisition of Inter-Tel, SG&A also includes significant amounts recorded for the amortization of purchased intangible assets.

Special Charges, Integration and Merger-Related Expenses

Special charges relate to restructuring activities, product line exits and other loss accruals undertaken to improve our operational efficiency and to realign our business to focus on IP-based communications solutions. Special charges consist primarily of workforce reduction costs, lease termination obligations, asset write-offs and legal costs. We reassess the accruals at each reporting period to reflect changes in the timing or amount of estimated restructuring and termination costs on which the original estimates were based. New restructuring accruals or reversals of previous accruals are recorded in the period of change.

Integration and merger-related transaction expenses principally consist of legal and consulting fees, as well as other incremental non-recurring costs directly related to the acquisition of Inter-Tel.

Other Operating Expenses

Other expenses included as deductions against operating income include gains or losses on sale of assets or operations, in process R&D costs written off, costs relating to a 2007 initial public offering that was not completed, litigation settlement and impairment of goodwill.

Comparability of Periods

As a result of the Inter-Tel acquisition and the realignment of our business over the past eight years to focus on IP-based communications solutions, we believe that period-over-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as being a good indicator of our future performance.

Our functional currency is the U.S. dollar and our consolidated financial statements are prepared with U.S. dollar reporting currency using the current rate method. Assets and liabilities of non-U.S. operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while revenue and expense items are translated at the monthly weighted-average exchange rates for the relevant period. The resulting unrealized gains and losses have been included as part of the cumulative foreign currency translation adjustment which is reported as other comprehensive income. As a result, changes in foreign-exchange rates from period to period can have a significant impact on our results of operations and financial position, which also makes the comparability of periods complex.

Results of Operations—Fiscal 2010 Compared to Fiscal 2009

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for fiscal 2009 and 2010:

	Fiscal Year Ended April 30,				Change
	2009		2010
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%

	(in millions, except percentages)
Revenues	$735.1	100.0%	$647.9	100.0%	$(87.2)	(11.9)
Cost of revenues	390.6	53.1%	334.0	51.6%	(56.6)	(14.5)

Gross margin	344.5	46.9%	313.9	48.4%	(30.6)	(8.9)
Research and development	60.1	8.2%	51.7	8.0%	(8.4)	(14.0)
Selling, general and administrative	248.5	33.8%	211.3	32.6%	(37.2)	(15.0)
Special charges, integration and merger-related expenses (1)	23.3	3.2%	5.2	0.8%	(18.1)	(77.7)
Litigation settlement	—	0.0%	(5.5)	(0.8)%	(5.5)	*
Impairment of goodwill	284.5	38.7%	—	—	(284.5)	*

Operating income (loss)	(271.9)	(37.0)%	51.2	7.9%	323.1	+
Interest expense	40.1	5.5%	29.8	4.6%	10.3	(25.7)
Debt and warrant retirement costs, including write-off of related deferred charges	—	—	1.0	0.2%	1.0	*
Fair value adjustment on derivative instruments	(100.2)	(13.6)%	(7.4)	(1.1)%	92.8	+
Other (income) expense	0.8	(0.1)%	(0.9)	(0.1)%	(1.7)	+
Income tax (recovery) expense	(19.1)	(2.6)%	(8.5)	(1.3)%	10.6	55.5

Net income (loss)	$(193.5)	(26.3)%	$37.2	5.7%	$230.7	+

Adjusted EBITDA (a non-GAAP measure)	$78.7	10.7%	$89.8	13.9%	$11.1	14.1

*	No comparison to other period.
+	The comparison is not meaningful.
(1)	Special charges relate to restructuring activities and other loss accruals undertaken to improve our operational efficiency and realign our business.

Revenues

The following table sets forth revenues from our telecommunications and network services business segments.

	Fiscal Year Ended April 30,				Change
	2009		2010
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Telecommunications	$662.0	90.1%	$572.4	88.3%	$(89.6)	(13.5)
Network services	73.1	9.9%	75.5	11.7%	2.4	3.3

	$735.1	100.0%	$647.9	100.0%	$(87.2)	(11.9)

Revenues in fiscal 2010 decreased 11.9% to $647.9 million compared to $735.1 million in fiscal 2009, with telecommunications revenues decreasing 13.5% to $572.4 million from $662.0 million and network revenues increasing 3.3% to $75.5 million from $73.1 million.

Our revenues in fiscal 2009 and fiscal 2010 were adversely affected by the global recession. In the weakened economic climate, many of our existing and prospective customers reduced their capital expenditures or delayed new equipment purchases, which resulted in lower telecommunications revenues. Our revenues from network services increased, however, due to an increase in both the number of active customers and the number of services we billed to those customers compared to fiscal 2009.

Geographic Segment Revenues

Our reportable segments are represented by the following four geographic sales regions:

•	the United States;

•	Europe, Middle East & Africa (collectively “EMEA”);

•	Canada and Caribbean & Latin America (collectively “Canada and CALA”); and

•	Asia Pacific.

These reportable segments were determined in accordance with how our management views and evaluates our business. The following table sets forth total revenues by geographic regions both in dollars and as a percentage of total revenues:

	Fiscal Year Ended April 30,				Change
	2009		2010
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%

	(in millions, except percentages)
United States	$486.7	66.2%	$431.1	66.5%	$(55.6)	(11.4)
EMEA	184.7	25.1%	159.5	24.6%	(25.2)	(13.6)
Canada and CALA	50.4	6.9%	44.0	6.8%	(6.4)	(12.7)
Asia Pacific	13.3	1.8%	13.3	2.1%	(0.0)	(0.0)

	$735.1	100.0%	$647.9	100.0%	$(87.2)	(11.9)

Revenues in the United States decreased by $55.6 million, or 11.4%, in fiscal 2010 compared to fiscal 2009, comprised of a $58.0 million decrease in sales from our telecommunications products and a $2.4 million increase in sales from our network services products. We believe that the decrease in telecommunications revenues was primarily due to the weakened economic climate in the United States, which adversely affected consumer demand. The increase in revenues from network services in fiscal 2010 was due to an increase in the number of customers and the number of services we billed to those customers compared to the prior periods.

Revenues in EMEA decreased by $25.2 million, or 13.6%, in fiscal 2010 compared to fiscal 2009, as a result of the global recession and the weakening of the British pound sterling against the U.S. dollar. As approximately 90% of this region’s revenues are generated in currencies other than the U.S. dollar, most significantly the British pound sterling and the Euro, our revenues, as reported in U.S. dollars, are impacted by significant changes in exchange rates. Revenues in the region decreased 13.6% year over year, of which 6.8% was attributed to the effects of the recession which reduced revenues across all regions; with the remainder of the decrease due to a 6.5% lower average exchange rate of the British pound sterling during fiscal 2010 versus fiscal 2009.

Revenues in Canada and CALA decreased $6.4 million in fiscal 2010 compared to fiscal 2009 primarily as a result of the global recession. Revenues in Asia Pacific remained stable during fiscal 2010.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the fiscal years indicated:

	Fiscal Year Ended April 30,
	2009		2010
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Telecommunications	$313.1	47.3%	$281.3	49.1%
Network services	31.4	43.0%	32.6	43.2%

Total	$344.5	46.9%	$313.9	48.4%

Gross margin percentage improved in fiscal 2010, increasing by 1.5% to 48.4% from 46.9% in fiscal 2009. The decline in revenues in fiscal 2010 as a result of the global recession was offset by lower costs to sell our products. Lower costs were driven by lower labor and other overhead charges resulting from headcount and salary reductions. These cost saving actions and an increase in sales of higher margin products aided in maintaining our gross margin as a percentage of revenues.

Gross margin percentage on telecommunication revenues increased in fiscal 2010 by 1.8% to 49.1% from 47.3% in fiscal 2009. This increase in gross margin was primarily the result of initiatives we undertook commencing in the latter half of fiscal 2009 to streamline product costs and lower our overall cost of sales. These initiatives included renegotiating supply agreements to reduce product costs, reductions in headcount and salaries to better align labor and overhead costs with current market demand, improved inventory management to lower our excess and obsolete inventories and other general cost saving measures.

Network services typically generate lower gross margins as compared to sales of software and systems. The gross margin percentage from our network services revenues improved to 43.2% in fiscal 2010 from 43.0% in fiscal 2009 predominantly as a result of lower rates negotiated with our local and long distance carriers.

We expect gross margins to improve slightly in the near term as a result of continuing implementation of our cost reduction initiatives described above and trend to higher margin software products; however, margins could be higher or lower as a result of a number of factors including variations in revenue mix, competitive pricing pressures, foreign currency movements in regions where revenues are denominated in currencies other than the U.S. dollar, utilization of our professional services personnel and efficiencies in installing our products, and global economic conditions, among other factors.

Operating Expenses

Research and Development

R&D expenses decreased to 8.0% of total revenues in fiscal 2010 from 8.2% of total revenues in fiscal 2009, a decrease of $8.4 million in absolute dollars. The decrease in R&D expenses is primarily due to reductions in headcount and salaries and other cost saving measures implemented during the year.

We have historically invested heavily in R&D, consistent with an aggressive R&D investment strategy that has positioned us with a broad range of feature-rich, scalable, standards-based and interoperable IP-based communication solutions. The fiscal 2008 acquisition of Inter-Tel substantially added to our product portfolio and our overall scale. As a result, we have been able to reduce our R&D spending as a percentage of total revenues while investing strategically in growth areas, such as our software and applications portfolio.

We expect that R&D expenses in absolute dollars will increase in the near term, but could fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Selling, General and Administrative

SG&A expenses decreased to 32.6% of revenues in fiscal 2010 from 33.8% of revenues in fiscal 2009 a decrease of $37.2 million in absolute dollars. The decrease was a result of proactive cost cutting measures undertaken during the latter half of fiscal 2009 and fiscal 2010, most notably reductions in headcount and salaries and consolidation of facilities across the globe. Our SG&A expenditures for fiscal 2010 included certain non-cash charges, most significantly $23.6 million (2009—$25.4 million) for the amortization of intangible assets such as customer relationships, developed technology and trade name, primarily related to the acquisition of Inter-Tel. In addition, SG&A included $3.3 million (2009—$2.4 million) of non-cash compensation expense associated with employee stock options.

While we expect that SG&A expenses in absolute dollars will likely increase in the near term, we will continue to monitor our cost base closely in an effort to keep our operating expenditures in line with revenue levels achieved in future quarters. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges, Integration and Merger-Related Expenses

We recorded pre-tax special charges of $5.2 million in fiscal 2010 as a result of actions taken to lower our operating cost structure. The components of the special charges included $2.5 million of employee severance and benefits incurred in the termination of approximately 20 employees around the world, $0.5 million of accreted interest related to lease termination obligations, $0.9 million related to additional lease terminations in the period and $1.2 million in assets written off related to the termination of a product line. Payment of workforce reduction liabilities is expected to be complete by the end of fiscal 2011. The lease termination obligations incurred in the current and prior fiscal years will be reduced over the remaining term of the leases, with $3.5 million of the outstanding $6.5 million balance to be paid in fiscal 2011. Also included in special charges was $0.1 million of costs related to integration activities following our acquisition of Inter-Tel.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management. We do not expect to incur any further significant expenses related to the integration of Inter-Tel, as those integration activities have now been substantially completed.

Litigation Settlement

In the fourth quarter of fiscal 2010 we recorded pre-tax income of $5.5 million primarily related to a settlement of litigation. Upon the acquisition of Inter-Tel in August 2008, the Company assumed liability for a lawsuit brought forward by certain former independent distributors of products of a manufacturing company whose partial assets were purchased by Inter-Tel in 2000. The lawsuit asserted that Inter-Tel was liable for, among other things, breaches of the underlying dealer agreements between the plaintiffs and the seller. In April 2010, we negotiated a settlement with the plaintiffs in this suit, which included a cash payment to the plaintiffs. The difference between the initial provision and the settlement was recorded as income in the fourth quarter of fiscal 2010.

Impairment of Goodwill

In accordance with GAAP, goodwill is tested for impairment at least annually at the reporting unit level. The fair value of each reporting unit is estimated using a combination of the market approach and the income approach. Under the market approach, a multiple of earnings before interest, taxes, depreciation and amortization of each reporting unit is calculated and compared to marketplace participants to corroborate the results of the calculated fair value. Under the income approach, discounted cash flows for each reporting unit are used to estimate the fair value of the reporting unit. We generally use the average of the results under the two approaches as the fair value of the reporting unit.

In the fourth quarter of 2010, we performed our annual impairment test of goodwill and determined that goodwill was not impaired.

In fiscal 2009, we recorded a goodwill impairment charge of $284.5 million on the goodwill initially recorded as part of the Inter-Tel acquisition. Due to the economic downturn and its impact on consumer spending, we lowered our expected cash flow forecasts and this, combined with significantly lower market multiples as a result of the general decline in global capital markets, resulted in a decline in the fair value of our U.S. reporting unit. Accordingly, the carrying amount of the goodwill exceeded the implied fair value and an impairment charge of $284.5 million was recorded in fiscal 2009. This non-cash goodwill impairment charge did not affect our liquidity, cash flows or future operations.

Operating Income (Loss)

We reported operating income of $51.2 million in fiscal 2010 compared to an operating loss of $271.9 million in fiscal 2009. The fiscal 2009 loss was driven by the $284.5 million impairment of goodwill, as described above. Absent the impairment of goodwill, our fiscal 2009 results would have shown operating income of $12.6 million. Despite the effect of the recession on our sales, operating income increased in fiscal 2010 as a result of proactive measures we undertook to control expenses and achieve operational efficiencies in our business. In addition the lower level of restructuring charges recorded in fiscal 2010 coupled with the litigation settlement gain drove a portion of the increase in operating income.

Non-Operating Expenses

Interest Expense

Interest expense was $29.8 million in fiscal 2010 compared to $40.1 million in fiscal 2009. Our interest expense relates predominantly to two credit agreements bearing interest based on LIBOR that were entered into to finance a portion of the Inter-Tel acquisition in fiscal 2008. The decrease in interest is due to a lower average LIBOR during the year, coupled with the expiry during the year of an interest rate swap agreement.

In August 2007 we entered into an interest rate swap agreement, which effectively swapped the LIBOR rate for a fixed rate of 4.85% on a notional amount of $215.0 million for the period from October 2007 to October 2009. The agreement was not renewed or replaced upon expiry. As a result, for a portion of the third quarter and all of the fourth quarter of fiscal 2010, our interest expense was recorded based solely on LIBOR, plus a margin, rather than a portion of the interest expense being recorded at the 4.85% swap rate, plus a margin. For fiscal 2010, LIBOR ranged from 0.25% to 1.06% versus a range of 1.19% to 3.44% during fiscal 2009.

In April 2010, using a portion of the proceeds from our IPO, we repaid $30.0 million on our revolving credit facility and prepaid $72.0 million of our first lien term loan. As the payments occurred at the end of the fiscal year, the repayments did not have a significant effect on the interest expense for fiscal 2010. However, as a result of the repayments, and with the expiry of the interest rate swap in October 2009, we expect interest expense to decrease in the near term. Our interest expense will fluctuate from period to period depending on the movement in the LIBOR.

Debt and Warrant Retirement Costs, Including Write-Off of Related Deferred Costs.

In April 2010, we prepaid $72.0 million of our outstanding first lien term loan, at par. As a result, we wrote-off $1.0 million of unamortized deferred financing charges representing a pro-rata portion of the unamortized deferred charges related to the first lien term loan. No prepayments were made in fiscal 2009.

Fair Value Adjustment on Derivative Instruments

Fair value adjustment on derivative instruments consists of two items in fiscal 2010; the mark-to-market adjustment on the embedded derivative in the Class 1 Preferred Shares and the mark-to-mark adjustment on the warrants that have an exercise price in Canadian dollars.

The holders of Class 1 Preferred Shares, issued in connection with the acquisition of Inter-Tel, had the right to redeem the preferred shares and receive cash equal to the value of our common shares into which the instrument would convert after seven years. As a portion of the redemption price of the preferred shares was indexed to our common share price, an embedded derivative was accounted for separately and was marked to market in each reporting period. In April 2010, in conjunction with the IPO, the preferred shares were converted. As a result, a mark-to-market non-cash gain of $8.4 million was recorded in fiscal 2010. In fiscal 2009, we recorded a non-cash gain of $100.2 million representing the mark-to-market adjustment on the derivative liability embedded in the Class 1 Preferred Shares.

As a result of adopting the Derivatives and Hedging Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) on May 1, 2009, we were required to record an adjustment for the change in fair value of our warrants that are denominated in a currency (Canadian dollars) other than our functional currency. For the year ended April 30, 2010, we recorded a loss of $1.0 million, due primarily to an increase in the fair value of our common stock as a result of the IPO. No mark to market adjustment was recorded in the prior year as the standard was not required to be adopted at that time.

The fair value adjustment on the warrants liability is highly dependent on several factors, the most significant of which is changes in our future common share price. Generally, an increase in our common share price results in a fair value loss whereas a decrease in our common share price results in a fair value gain. The warrants expire in April 2011.

Other (Income) Expense

Other (income) expense, on a net basis, consists of foreign exchange rate losses, interest income and amortization of the deferred gain on sale of the United Kingdom land and building in fiscal 2006. Other income, on a net basis, amounted to $0.9 million of income in fiscal 2010 compared to $0.8 million of expense during fiscal 2009. The $1.7 million increase in other income was driven by lower foreign exchange losses recorded in fiscal 2010 as a result of a more stable foreign exchange rates on fiscal 2010 transactions than on fiscal 2009 transactions. The lower foreign exchange loss was partially offset by a decrease in interest income caused by a decrease in interest rates.

Provision for Income Taxes

We recorded a net income tax benefit of $8.5 million in fiscal 2010 compared to $19.1 million in fiscal 2009. The net income tax benefit for fiscal 2010 reflects a current income tax expense of $4.1 million, which was more than offset by a deferred income tax benefit of $12.6 million. The fiscal 2010 current tax expense was a result of taxable income in certain jurisdictions where we do not have net operating loss carry-forwards available to offset taxable income. The fiscal 2010 deferred income tax benefit resulted from recognition of net operating losses as well as differences in accounting and tax treatment pertaining primarily to the leasing portfolio and other accruals. The net income tax benefit for fiscal 2009 reflects a current income tax benefit of $0.7 million and a deferred tax benefit of $18.4 million resulting from differences in accounting and tax treatment pertaining to revenue recognition, the leasing portfolio and other accruals.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or none of the deferred tax assets will be realized. During fiscal 2010, there was no change in the assessments of the realizability of the deferred tax assets by entity. During fiscal 2009, we recognized a tax benefit of $5.8 million to reflect a change in the valuation allowance because it was determined that it was more likely than not that tax assets in certain subsidiaries would be realized.

Net Income (Loss)

In fiscal 2010, our net income was driven by a number of the factors discussed above. In particular, despite the effect of the recession on our sales, net income increased in fiscal 2010 as a result of proactive measures we undertook to control expenses and achieve operational efficiencies in our business.

In fiscal 2009 our net loss was predominantly impacted by the $284.5 million impairment of goodwill, partially offset by a $100.2 million gain from fair value adjustments on our embedded derivatives and a $18.4 million deferred tax benefit.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $89.8 million in fiscal 2010 compared to $78.7 million in fiscal 2009, a $11.1 million, or 14.1% improvement. This improvement in Adjusted EBITDA, despite the global recession, was driven by proactive cost cutting measures we took during fiscal 2009, from which the full benefit was realized in fiscal 2010, plus additional cost-cutting measures taken in early fiscal 2010. For a definition and explanation of Adjusted EBITDA as well a reconciliation of Adjusted EBITDA to net income (loss), see Item 6, “Selected Financial Data”.

Results of Operations—Fiscal 2009 compared to Fiscal 2008

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for fiscal 2008 and 2009:

	Fiscal Year Ended April 30,				Change
	2008		2009
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%

	(in millions, except percentages)
Revenues	$692.0	100.0%	$735.1	100.0%	$43.1	6.2
Cost of revenues	367.9	53.2%	390.6	53.1%	22.7	6.2

Gross margin	324.1	46.8%	344.5	46.9%	20.4	6.3
Research and development	62.6	9.0%	60.1	8.2%	(2.5)	(4.0)
Selling, general and administrative	246.6	35.6%	248.5	33.8%	1.9	0.8
Special charges, integration and merger-related expenses (1)	16.0	2.3%	23.3	3.2%	7.3	45.6
Loss (gain) on sale of manufacturing operations	1.0	0.1%	—	0.0%	(1.0)	*
In-process research and development	5.0	0.7%	—	0.0%	(5.0)	*
Impairment of goodwill	—	0.0%	284.5	38.7%	284.5	*

Operating (loss)	(7.1)	(1.0)%	(271.9)	(37.0)%	(264.8)	+
Interest expense	34.7	5.0%	40.1	5.5%	5.4	15.6
Debt and warrant retirement costs	20.8	3.0%	—	—	(20.8)	*
Fair value adjustment on derivative instruments	(61.9)	(8.9)%	(100.2)	(13.6)%	(38.3)	+
Other (income) expense	(1.6)	(0.2)%	0.8	(0.1)%	2.4	+
Income tax (recovery) expense	(11.7)	(1.7)%	(19.1)	(2.6)%	(7.4)	+

Net income (loss)	$12.6	1.8%	$(193.5)	(26.3)%	$(206.1)	+
Adjusted EBITDA (a non-GAAP measure)	$50.2	7.3%	$78.7	10.7%	$28.5	56.8

*	No comparison to other period.
+	The comparison is not meaningful.
(1)	Special charges relate to restructuring activities and other loss accruals undertaken to improve our operational efficiency and realign our business. In fiscal 2008 and 2009, it also includes Inter-Tel acquisition related integration costs.

Revenues

The following table sets forth revenues from our telecommunications and network services business segments.

	Fiscal Year Ended April 30,				Change
	2008		2009
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Telecommunications	$642.1	92.8%	$662.0	90.1%	$19.9	3.1
Network services	49.9	7.2%	73.1	9.9%	23.2	46.5

	$692.0	100.0%	$735.1	100.0%	$43.1	6.2

Revenues in fiscal 2009 increased 6.2% to $735.1 million compared to $692.0 million in fiscal 2008, with telecommunications revenues increasing 3.1% to $662.0 million from $642.1 million and network revenues increasing 46.5% to $73.1 million from $49.9 million. Our revenues in fiscal 2009 were adversely affected by the global recession and the increases in total, telecommunications and network revenues are a result of the inclusion of Inter-Tel revenues for 12 months in fiscal 2009 compared to only eight and a half months in fiscal 2008.

Geographic Segment Revenues:

The following table sets forth total revenues by geographic region, both in dollars and as a percentage of total revenues, for the fiscal years indicated:

	Fiscal Year Ended April 30,				Change
	2008		2009
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%

	(in millions, except percentages)
United States	$409.8	59.2%	$486.7	66.2%	$76.9	18.8
EMEA	216.4	31.3%	184.7	25.1%	(31.7)	(14.6)
Canada and CALA	51.8	7.5%	50.4	6.9%	(1.4)	(2.7)
Asia Pacific	14.0	2.0%	13.3	1.8%	(0.7)	(5.0)

	$692.0	100.0%	$735.1	100.0%	$43.1	6.2

During fiscal 2009, revenues increased by $43.1 million, or 6.2%, compared to fiscal 2008. The increase is primarily due to a full year of Inter-Tel revenues in fiscal 2009 compared to only eight and a half months of Inter-Tel revenues the previous year.

Revenues in the United States increased by $76.9 million, or 18.8%, in fiscal 2009 compared to fiscal 2008, comprised of a $53.7 million increase in sales from our telecommunications products and a $23.2 million increase in sales from our network services products. These increases are due to incremental Inter-Tel revenues as a result of the inclusion of Inter-Tel sales for a full year in fiscal 2009 compared to only eight and a half months in fiscal 2008. This incremental growth was partially offset by the effects of the global recession.

Revenues in EMEA declined by $31.7 million, or 14.6%, in fiscal 2009 compared to fiscal 2008, as a result of the global recession and the strengthening of the U.S. dollar relative to the British pound sterling. As 90.0% of this region’s revenues are generated in currencies other than the U.S. dollar, most significantly the British pound sterling and the Euro, our revenues, as reported in U.S. dollars, are impacted by significant changes in exchange rates, as we experienced in fiscal 2009. The decline in revenue in EMEA was partially offset by the Inter-Tel acquisition and the inclusion of Inter-Tel’s international operations in the United Kingdom for a full year in fiscal 2009 compared to only eight and a half months in fiscal 2008. Further impacting revenues in the region was the year-over-year decline in the region’s service business resulting primarily from a decline in both maintenance and support and managed service revenues.

Revenues in Canada and CALA and Asia Pacific declined in fiscal 2009 compared to fiscal 2008 as a result of the global recession, which slowed sales during the second half of fiscal 2009.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the fiscal years indicated:

	Fiscal Year Ended April 30,
	2008		2009
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Telecommunications	$304.7	47.5%	$313.1	47.3%
Network services	19.4	38.9%	31.4	43.0%

Total	$324.1	46.8%	$344.5	46.9%

Gross margin improved marginally in fiscal 2009, increasing by 0.1% over fiscal 2008. The decline in revenues in the second half of fiscal 2009 as a result of the global recession was offset by lower costs to sell our products in the same period. As a result of the global recession and as part of our integration of Inter-Tel, we took actions to lower our costs, streamline our operations and negotiate better supply agreements. Lower costs were also driven by lower labor and other overhead charges resulting from headcount and salary reductions. These cost saving actions aided in maintaining our gross margin as a percentage of revenues.

Gross margin percentage on telecommunication revenues alone remained relatively flat in fiscal 2009 compared to fiscal 2008, primarily as a result of the items discussed above.

Network services typically generate lower gross margins as compared to sales of software and systems. The gross margin from our network services revenues improved to 43.0% in fiscal 2009 from 38.9% in fiscal 2008 predominantly as a result of lower rates negotiated with our local and long distance carriers. The margin improvement in network services was also aided by several one-time credits received from our carriers and as a result we anticipate that the margin for network services will decline from fiscal 2009 levels in the future.

Operating Expenses

Research and Development

R&D expenses decreased to 8.2% of total revenues in fiscal 2009 from 9.0% of total revenues in fiscal 2008, a decrease of $2.5 million in absolute dollars. This reduction in fiscal 2009 was as a result of restructuring actions taken during the year to align our operating model with current revenue levels and continuing synergies from our acquisition of Inter-Tel. The impact of these restructuring activities was partially offset by the inclusion of Inter-Tel R&D expenditures for a full year in fiscal 2009 compared to eight and a half months the previous year.

Selling, General and Administrative

SG&A expenses decreased to 33.8% of revenues in fiscal 2009 from 35.6% of revenues in fiscal 2008 but increased by $1.9 million in fiscal 2009 compared to fiscal 2008. The increase in absolute dollars is primarily due to the inclusion of Inter-Tel for a full year in fiscal 2009 compared to eight and a half months in fiscal 2008. The increase in SG&A expenses due to the acquisition was partially offset by restructuring and other cost-cutting actions taken during fiscal 2009 to align our operating model with current revenues levels. Our SG&A expenditures continued to include significant non-cash charges, most significantly $23.6 million (2008—$17.0 million) for the amortization of purchased intangible assets of Inter-Tel, such as customer relationships, developed technology and trade name and $2.4 million of compensation expense associated with employee stock option grants.

Special Charges, Integration and Merger-Related Expenses

We recorded pre-tax special charges of $20.3 million in fiscal 2009 as a result of actions taken to lower our operating cost structure. The components of the special charges included $10.8 million of employee severance and benefits incurred in the termination of approximately 450 employees around the world, $0.5 million of accreted interest related to lease termination obligations, $7.4 million related to additional lease terminations in the period and $1.6 million in assets written off. Payment of workforce reduction liabilities is expected to be complete by the end of fiscal 2010. The lease termination obligations incurred in the current and prior fiscal years will be reduced over the remaining term of the leases. In addition to the special charges described above, we also incurred $3.0 million of costs related to integration activities following our acquisition of Inter-Tel.

Impairment of Goodwill

We recorded a goodwill impairment charge of $284.5 million in fiscal 2009 on the goodwill initially recorded as part of the Inter-Tel acquisition. In accordance with our policy, goodwill is tested for impairment annually at the reporting unit level.

The fair value of each reporting unit is estimated using a combination of the market approach and the income approach. Under the market approach, a multiple of earnings before interest, taxes, depreciation and amortization of each reporting unit is calculated and compared to marketplace participants to corroborate the results of the calculated fair value. Under the income approach, discounted cash flows for each reporting unit are used to estimate the fair value of the reporting unit. We generally use the average of the results under the two approaches as the fair value of the reporting unit. Due to the economic downturn and its impact on consumer spending, we lowered our expected cash flow forecasts and this, combined with significantly lower market multiples as a result of the general decline in global capital markets, resulted in a decline in the fair value of our U.S. reporting unit. Accordingly, the carrying amount of the goodwill exceeded the implied fair value and an impairment charge of $284.5 million was recorded. This non-cash goodwill impairment charge did not affect our liquidity, cash flows or future operations.

Loss (Gain) on Sale of Manufacturing Operations

In fiscal 2008, we recorded a loss on sale of manufacturing operations of $1.0 million. We did not record any such loss in fiscal 2009.

In-Process Research and Development

In fiscal 2008, we wrote off $5.0 million of in-process R&D costs acquired as part of the Inter-Tel acquisition. We did not record any such charges in fiscal 2009.

Operating Loss

We reported an operating loss of $271.9 million in fiscal 2009 compared to an operating loss of $7.1 million in fiscal 2008. The increase in operating loss was due solely to the impairment of goodwill in fiscal 2009 of $284.5 million related to the purchase price paid to acquire Inter-Tel. Absent the impairment of goodwill, our results in fiscal 2009 improved over fiscal 2008. Excluding impairment of goodwill, we would have had operating income of $12.6 million in fiscal 2009. In comparison, excluding in-process R&D of $5.0 million, we would have had an operating loss of $2.1 million in fiscal 2008. This represents a $14.7 million year over year improvement. While our operating results were adversely impacted by the global recession, which resulted in weaker sales in the second half of fiscal 2009, the cost saving measures we undertook during fiscal 2009 contributed significantly to our improved operating performance.

Non-Operating Expenses

Interest Expense

Interest expense was $40.1 million in fiscal 2009 compared to $34.7 million in fiscal 2008. Our interest expense relates predominantly to two credit agreements bearing interest based on LIBOR that were entered into to finance a portion of the Inter-Tel acquisition. The increase is a result of a full year’s interest expense on these credit agreements in fiscal 2009 compared to only eight and a half months in fiscal 2008. The increase was partially offset by lower interest rates in fiscal 2009 compared to fiscal 2008 as LIBOR declined during the year. On August 27, 2007 we entered into an interest rate swap agreement, which effectively swapped the LIBOR rate for a fixed rate of 4.85% on a notional amount of $215.0 million for the period from October 31, 2007 to October 31, 2009. The agreement was not renewed or replaced upon expiry.

Debt and Warrant Retirement Costs

In fiscal 2008, in connection with the Inter-Tel acquisition, we incurred debt and warrant retirement costs of $20.8 million. We did not record any such costs in fiscal 2009.

Fair Value Adjustment on Derivative Instruments

The holders of Class 1 Preferred Shares, issued in connection with the acquisition of Inter-Tel, had the right to redeem the preferred shares and receive cash equal to the value of our common shares into which the instrument would convert after seven years. As a portion of the redemption price of the preferred shares was indexed to our common share price, an embedded derivative was accounted for separately and was marked to market in each reporting period to redemption. In fiscal 2009, we recorded a non-cash gain of $100.2 million (2008—$6.0 million) representing the mark-to-market adjustment on the derivative liability embedded in the Class 1 Preferred Shares. The Class 1 Preferred Shares were converted in conjunction with our April 2010 IPO.

A similar embedded derivative existed within the Series A Preferred Shares and the Series B Preferred Shares, which were redeemed in fiscal 2008 in connection with the Inter-Tel acquisition. In fiscal 2008, we recorded a non-cash expense of $2.7 million representing the mark to market adjustment on the derivative liability for the 3 1/2 months prior to the acquisition date. Upon redemption, the fair value of the derivative liability was reversed from the balance sheet and recorded as a gain in the amount of $70.0 million, of which $58.6 million was recorded to the consolidated statement of operations and $11.4 million was charged to accumulated deficit.

The following table summarizes the gains and losses recorded in fiscal 2008 and 2009 relating to mark-to-market adjustments on our derivative liabilities:

	Fiscal Year Ended April 30,
	2008			2009
	Series A and Series B Preferred Shares	Class 1 Preferred Shares	Total	Class 1 Preferred Shares
	(in millions)
Mark-to-market gain (loss)	$(2.7)	$6.0	$3.3	$100.2
Reversal of derivative liability	58.6	—	58.6	—

Fair value adjustment on derivative instruments	$55.9	$6.0	$61.9	$100.2

Other (Income) Expense

Other (income) expense, on a net basis, consists primarily of foreign exchange rate gains and losses, interest income and amortization of the deferred gain on sale of the United Kingdom land and building in fiscal 2006. Other income, on a net basis, amounted to a $0.8 million expense in fiscal 2009 compared to $1.6 million in income during fiscal 2008. The expense recorded in fiscal 2009 is primarily attributable to a transactional foreign currency loss of $3.2 million, compared to a gain of $0.6 million in fiscal 2008. This was partially offset by interest income of $1.8 million (2008—$0.8 million).

Provision for Income Taxes

We recorded a net income tax benefit of $19.1 million in fiscal 2009 compared to $11.7 million in fiscal 2008. The net income tax benefit for fiscal 2009 reflects a current tax benefit of $0.7 million and a deferred tax benefit of $18.4 million resulting from differences in accounting and tax treatment pertaining to revenue recognition, the leasing portfolio and other accruals. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or none of the deferred tax assets will be realized. During fiscal 2009, there was a reduction of a $5.8 million valuation allowance because it was determined that it was more likely than not that the tax assets will be realized. This valuation allowance had been provided for in the fiscal 2008 year.

Net Income (Loss)

In fiscal 2009 our net loss, after taking into consideration all the items discussed above, was predominantly impacted by the impairment of goodwill of $284.5 million, partially offset by a $100.2 million gain from fair value adjustments on our embedded derivatives and a $18.4 million deferred tax benefit. As a result, we reported a net loss of $193.5 million compared to net income of $12.6 million in fiscal 2008.

Share Capital

In April 2010, as part of the IPO, we sold 10.5 million common shares at the IPO price of $14.00 per share. Our net proceeds from the IPO were $130.7 million after underwriting commissions of $10.3 million and other associated costs of $6.3 million. The net proceeds of the IPO were used to repay $30.0 outstanding under the revolving credit facility and $72.0 to prepay amounts outstanding under the first lien term loan, with the remainder to be used for general corporate purposes.

In conjunction with the IPO, all of the 316,755 Class 1 Preferred Shares, which were redeemable for cash at the option of the holder in August 2012, were converted into common shares. The original terms of the Class 1 Preferred Shares included the right of the Class 1 Preferred Share holders to redeem the Class 1 Preferred Shares for their full accreted value in August 2012. In addition, the Class 1 Preferred Shares included a conversion feature, at the option of the holder. Subsequent to the IPO, had the Class 1 Preferred Shares not converted, the common shares issuable upon conversion would have been the accreted value divided by $18.56 per share. The amended terms resulted in conversion of the Class 1 Preferred Shares into common shares based on the accreted value at the time of conversion ($1,235.03 per share) divided by the IPO offering price of $14.00 per share. As the amended terms resulted in a conversion, the difference between the original conversion terms and the amended conversion terms was recorded as $96.2 million increase to share capital.

The change in the Company’s preferred share and common share capital was as follows:

	Preferred Shares	Common Shares
Balance, April 30, 2008	$208.5	$277.1
Accretion on preferred shares	41.0	—
Other	—	0.7

Balance, April 30, 2009	249.5	277.8
Accretion on preferred shares	48.3	—
Amended conversion of preferred shares	96.2	—
Conversion of preferred shares	(394.0)	394.0
Initial public offering, net of underwriting commissions and costs	—	130.7
Other	—	0.3

Balance, April 30, 2010	—	802.8

Liquidity and Capital Resources

As of April 30, 2010, our liquidity consisted primarily of cash and cash equivalents of $76.6 million and an undrawn $30.0 million revolving facility that matures in August 2012. We have incurred significant operating losses since our incorporation in 2001. As a result, we had a shareholder’s deficiency of $54.9 million as of April 30, 2010. Historically, our primary source of funds has been proceeds from financing activities, including the issuance of share capital and long-term debt. At April 30, 2010, we had $345.3 million outstanding under our credit facilities, consisting of a first lien term loan and second lien term loan and had stated common share capital of $802.8 million.

We have a defined benefit pension plan in place for a number of our past and present employees in the United Kingdom. The plan has been closed to new members since 2001. At April 30, 2010, the plan had an unfunded pension liability of $68.1 million. The contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. We contributed $3.8 million to meet funding requirements in fiscal 2010 and expect our funding requirements for fiscal 2011 to be $3.8 million. The amount of required employer contributions required annually is determined every three years, in accordance with United Kingdom regulations. The 2011 contributions are the final year of this cycle. We expect contributions to increase in fiscal 2012.

In August, 2007, in connection with the Inter-Tel acquisition, we issued $307.1 million in Class 1 Preferred Shares, received gross proceeds of $300.0 million from a seven year first lien term loan, which bears interest at a rate of LIBOR plus 3.25%, and gross proceeds of $130.0 million from an eight year second lien term loan, which bears interest at a rate of LIBOR plus 7.0%. The combined proceeds, along with $195.8 million of Inter-Tel’s cash, were used to consummate the Inter-Tel acquisition and related re-organization transactions. In addition, as part of the Inter-Tel acquisition, we secured a five year, $30.0 million revolving credit facility pursuant to the first lien credit agreement, which currently bears interest at a rate of LIBOR plus 3.25%. In connection with the incurrence of such debt, we entered into an interest rate swap agreement, which effectively swapped the LIBOR rate for a fixed rate of 4.85% on a notional amount of $215.0 million for the period from October 31, 2007 to October 31, 2009. The agreement was not renewed or replaced upon expiry.

Borrowings under the first and second lien term loans are repayable in full on their respective maturity dates, except that $2.0 million is payable each year, in quarterly installments against the first lien term loan. Proceeds from the issuance of equity or debt, and proceeds from the sale of our assets, as well as excess annual cash flows (as defined in the credit agreements), may also be required to be used, in whole or in part, to make mandatory prepayments under the first and second lien term loans. The credit agreements relating to the first and second lien term loans have customary default clauses, wherein repayment of one or more of the credit agreements may be accelerated in the event of an uncured event of default. Each of the credit agreements contains affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of Consolidated Total Debt (as calculated under our first and second lien credit agreements) to Consolidated EBITDA (as calculated under our first and second lien credit agreements) at targets specified in our first and second lien credit agreements, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, (f) limitations on the payment of dividends and (g) capital expenditures. As of April 30, 2010, we were in compliance with all of the covenants included in the credit agreements which were applicable at that time.

At June 30, 2010, our cash and cash equivalents balance was $73.6 million, the $30.0 million revolving credit facility was undrawn, $215.5 million was outstanding under the first lien term loan and $129.8 million was outstanding on the second lien term loan.

Our source for cash in the future is expected to come from existing operations, and borrowings under our revolving credit facility. Our most significant source of cash from operations is expected to be the collection of accounts receivable from our customers and the sale of future rental payments associated with sales leases which we provide to our customers to finance their purchases as part of our managed services offering program. The primary use of cash is expected to include funding operating expenses, working capital, capital expenditures, debt service and other contractual obligations.

We believe that we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of equity or debt may be required to be used in whole or in part, to make mandatory payments under our credit agreements. We believe that our sources of liquidity beyond the next 12 months will be our then current cash balances, funds from operations and funds available from borrowings under our revolving credit facility.

Cash Flows—Comparison of Fiscal 2010 to Fiscal 2009

Below is a summary of comparative results of cash flows and a more detailed discussion of results for fiscal 2010 and fiscal 2009.

	Fiscal Year Ended April 30,		Change
	2009	2010
	(in millions)
Net cash provided by (used in)
Operating activities	$8.8	$34.4	$25.6
Investing activities	(6.4)	(6.5)	(0.1)
Financing activities	11.5	20.5	9.0
Effect of exchange rate changes on cash and cash equivalents	(5.0)	(0.2)	4.8

Increase in cash and cash equivalents	$8.9	$48.2	$39.3

Cash and cash equivalents, end of period	$28.4	$76.6	$48.2

Cash Provided by Operating Activities

Cash generated from operating activities in fiscal 2010 was $34.4 million compared with $8.8 million in fiscal 2009. The increased cash flows from operations was the result of improved operating performance as discussed above under “Results of Operations—Fiscal 2010 compared to Fiscal 2009—Operating Loss”, which was partially offset by decreases in accounts payable and accrued liabilities and deferred revenue.

Cash Used in Investing Activities

Net cash used for investing activities was $6.5 million in fiscal 2010 compared to net cash used of $6.4 million in fiscal 2009. The primary use of cash in fiscal 2010 and fiscal 2009 was additions to capital assets of $7.1 million and $6.6 million, respectively.

Cash Provided by Financing Activities

In fiscal 2010 net cash provided by financing activities was $20.5 million, compared to $11.5 million during fiscal 2009.

Fiscal 2010 cash provided by financing activities related primarily to the April 2010 IPO. The IPO provided cash proceeds of $137.0 million, net of underwriting commissions. This cash was used to repay $30.0 million outstanding under the revolving credit facility and $72.0 million of amounts outstanding under the first lien term loan. In addition, costs relating to the IPO of $6.3 million were paid. The net proceeds from this transaction of $28.7 million were partially offset by $3.7 million of payments of a litigation settlement obligation, $2.5 million for repayments of capital leases and $2.1 million for regular, quarterly principal repayments of the first lien term loan.

Fiscal 2009 cash provided by financing activities related primarily to an increase of $17.7 in bank indebtedness caused by an increase of amounts outstanding under the revolving facility. This was partially offset by $3.7 million of payments for a litigation settlement obligation and $2.7 million for repayments of capital leases.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash slightly by $0.2 million during fiscal 2010 (2009—$5.0 million decrease).

Cash Flows—Comparison of Fiscal 2009 to Fiscal 2008

Below is a summary of comparative results of cash flows and a more detailed discussion of results for fiscal 2009 and fiscal 2008.

	Fiscal Year Ended April 30,		Change
	2008	2009
	(in millions)
Net cash provided by (used in)
Operating activities	$(37.8)	$8.8	$46.6
Investing activities	(544.5)	(6.4)	538.1
Financing activities	568.4	11.5	(556.9)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(5.0)	(4.9)

Increase (decrease) in cash and cash equivalents	$(14.0)	$8.9	$22.9

Cash and cash equivalents, end of period	$19.5	$28.4	$8.9

Cash Provided by (Used in) Operating Activities

Cash generated from operating activities in fiscal 2009 was $8.8 million compared with $37.8 million used in fiscal 2008. The increased cash flows from operations was the result of improved operating performance as discussed above under “Results of Operations—Fiscal 2009 compared to Fiscal 2008—Operating Loss.”

Cash Provided by (Used in) Investing Activities

Net cash used for investing activities was $6.4 million in fiscal 2009 compared to $544.5 million in fiscal 2008. The primary use of cash in fiscal 2009 was $6.6 million for capital expenditures. Our capital expenditures were predominantly IT infrastructure and computer systems purchased for internal use.

Other significant investing activities during the year included:

•	increase in restricted cash of $1.2 million; and

•	net realized foreign exchange gains from hedging activities of $1.4 million.

The primary use of cash in fiscal 2008 was $546.3 million paid in connection with the Inter-Tel acquisition (the $729.9 million purchase price net of $195.8 million of cash acquired in the transaction, plus $12.2 million of costs incurred in connection with the Inter-Tel acquisition). Other significant investing activities during fiscal 2008 included:

•	the sale of an office building and surrounding land in Reno, Nevada for cash proceeds of $19.7 million;

•	capital expenditures of $18.3 million (which includes Inter-Tel capital expenditures for 8.5 months of fiscal 2008); and

•	a decrease in restricted cash of $1.3 million.

Cash Provided by Financing Activities

Financing activities generated $11.5 million in cash in fiscal 2009 compared to $568.4 million in fiscal 2008.

Financing activities generating cash in fiscal 2009 included:

•	$17.7 million increase in bank indebtedness; and

•	$0.7 million in proceeds from repayment of employee share loans,

partially offset by:

•	$3.2 million repayment of long-term liabilities, including capital lease obligations; and

•	$3.7 million payment of litigation settlement obligations.

The $568.4 million in cash generated from financing activities in fiscal 2008 was driven by $731.5 million in proceeds raised to fund our acquisition of Inter-Tel which was partially offset by $148.0 million of other financing costs that were incurred in connection with the transaction. We used $15.9 million to settle several other non-acquisition related liabilities in fiscal 2008 and we received $0.8 million from the issuance of common shares.

Contractual Obligations

The following table sets forth our contractual obligations as of April 30, 2010:

	Payments Due by Fiscal Year
Contractual Obligations	Total	2011	2012	2013	2014	2015	After 5 Years
	(in millions)
Long-term debt obligations (1)	$462.2	$26.4	$26.4	$26.4	$26.4	$223.2	$133.4
Capital lease obligations (2)	4.1	2.2	1.3	0.5	0.1	—	—
Operating lease obligations (3)	68.6	20.7	11.4	7.9	6.4	4.9	17.3
Defined benefit pension plan contributions (4)	3.8	3.8	—	—	—	—	—
Other (5)	7.4	3.7	3.7	—	—	—	—

Total	$546.1	$56.8	$42.8	$34.8	$32.9	$228.1	$150.7

(1)	Represents the principal balance and interest payments for the first and second lien borrowings. Interest on the first and second lien borrowings is based on LIBOR plus 3.25%, and LIBOR plus 7.0%, respectively, as described in our consolidated financial statements. For the purposes of estimating the variable interest, the average 3-month LIBOR from the last three years, 2.40%, has been used.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these loans range from 5.6% to 11.6%, as described in our consolidated financial statements.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the estimated contribution to our defined benefit pension plan in the United Kingdom over the next 12 months. The amount of required employer contributions required annually is determined every three years, in accordance with United Kingdom regulations. The 2011 contribution year is the final year of this cycle. We expect our funding requirements to increase in future years. The amount of the increase will depend upon the time period in which the deficit is amortized. We expect to fund any future increase in the annual contributions out of our expected future cash flows from operations. Liabilities arising from the deficit in our defined benefit pension plan are not included in the above table. As of April 30, 2010, the projected benefit obligation of $173.4 million exceeded the fair value of the plan assets of $105.3 million, resulting in an unfunded status of $68.1 million.
(5)	Represents payments under the fiscal 2007 litigation settlement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability.

Obligations arising from R&D spending commitments under an agreement, dated as of October 10, 2002, among us, Mitel Knowledge Corporation, March Networks and Her Majesty the Queen in Right of Canada are not included in the above table. The agreement, as last amended on March 10, 2010, requires us to spend at least 3.5% of our annual revenues in R&D in Canada each year, and to make at least 50% of our total R&D expenditures in Canada each year, until an aggregate of C$366.5 million worth of R&D has been spent in Canada since April 1, 2006.

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.

Off-Balance Sheet Arrangements

We have the following significant off-balance sheet arrangements:

Letters of Credit

We had $0.6 million in letters of credit outstanding as of April 30, 2010 (April 30, 2009—$0.2 million).

Bid and Performance Related Bonds

We enter into bid and performance related bonds related to various customer contracts. Potential payments due under these may be related to our performance and/or our channel partners’ performance under the applicable contract. The total maximum potential amount of future payments we could be required to make under bid and performance related bonds, excluding letters of credit, was $4.8 million as of April 30, 2010 (April 30, 2009—$5.5 million). Of this amount, the amount relating to guarantees of our channel partners’ performance was $1.3 million as of April 30, 2010 (April 30, 2009—$2.2 million). Historically, we have not made any payments and we do not anticipate that we will be required to make any material payments under these types of bonds.

Intellectual Property Indemnification Obligations

We enter into agreements on a regular basis with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These obligations generally require us to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of these intellectual property indemnification obligations prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay to our customers and suppliers. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the consolidated financial statements with respect to these obligations.

Off-balance sheet lease obligations

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At April 30, 2010, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet were $177.0 million (April 30, 2009—$205.8 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and as such actual results could differ from those estimated. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for fiscal 2010. The following critical accounting policies are those that we believe require a high level of subjectivity and judgment and have a material impact on our financial condition and operating performance: revenue recognition, allowance for doubtful accounts and the lease recourse liability, provisions for inventory, provisions for product warranties, long-lived asset depreciation, goodwill valuation, special charges, contingencies, deferred taxes, pension and post-retirement benefits, and the valuation of stock options, warrants and other derivative instruments.

Revenue Recognition

For products sold through our network of wholesale distributors, solution providers, system integrators, authorized channel partners, and other technology providers, arrangements usually involve multiple elements, including post-contract technical support and training. We also sell products and installation and related maintenance and support services directly to customers. Due to the complexity of our sales agreements, judgment is routinely applied principally in the areas of customer acceptance, product returns, unbundling of multiple element arrangements, and collectibility.

Our sales arrangements frequently include a contractual acceptance provision that specifies certain acceptance criteria and the period in which a product must be accepted or returned. We make an assessment of whether or not these acceptance criteria will be met by referring to prior experience in successfully complying with customer specifications. In those cases where experience supports that acceptance will be met, we recognize revenue once delivery is complete, title and risk of loss has passed, the fee is fixed and determinable and persuasive evidence of an arrangement exists.

The provision for estimated sales returns is recorded as a reduction of revenues at the time of revenue recognition. If our estimate of sales returns is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our results of operations. As a percentage of annual revenues, the provision for sales returns was 0.1% as of April 30, 2010 compared to 0.1% as of April 30, 2009.

Direct revenue sales are comprised of multiple elements which consist of products, maintenance and installation services. We unbundle these products, maintenance and installation services based on VSOE with any discounts allocated across all elements on a pro-rata basis.

Collectability is assessed based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as customer payment history. Different judgments or different contract terms could adversely affect the amount and timing of revenues recorded.

Sales-Type Leases

In a transaction containing a sales-type lease, hardware and software revenues are recognized at the present value of the payments allocated to the hardware and software lease elements at the time of system sale. Revenues from software support are deferred and recognized over the period of support. Revenues from sales-type leases are allocated between hardware and software elements on a relative fair value basis. The application of the relative fair value allocation method is based on management’s best estimate of relative fair values and requires the use of professional judgment in obtaining evidence of fair value for the various elements.

The costs of systems installed under these sales-type leases are recorded as costs of sales. The net rental streams are sold to financial institutions on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales. Furthermore, when the initial term of the lease is concluded, customers have the option to renew the lease at a payment and term less than the original lease. We establish and maintain reserves against potential recourse following the resales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, netted in the current and long term components of “Net investments in sales-type leases” on the balance sheet, or, for off-balance sheet leases, recorded as a lease recourse liability and included in long term liabilities on our balance sheet.

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet was 5.6% of the ending aggregate lease portfolio as of April 30, 2010 compared to 5.5% in 2009. The reserve is based on a review past write-off experience, including Inter-Tel’s write-off experience prior to their acquisition, and a review of the accounts receivable ageing as of April 30, 2010. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of April 30, 2009 and April 30, 2010, the provision represented 10.5% and 8.9% of gross receivables, respectively. The decrease in reserve level as of April 30, 2010 was due primarily to an improvement in the economic conditions at the year-end date of April 30, 2010 from the year-end date of April 30, 2009.

Inventory Obsolescence

In order to record inventory at the lower of cost or market, we must assess our inventory valuation, which requires judgment as to future demand. We adjust our inventory balance based on economic considerations, historical usage, inventory turnover and product life cycles through the recording of a write-down which is included in the cost of revenue. Assumptions relating to economic conditions and product life cycle changes are inherently subjective and have a significant impact on the amount of the write-down.

If there is a sudden and significant decrease in demand for our products, or a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory write-downs and our gross margin could be adversely affected.

Warranty Provision

We accrue warranty costs, as part of cost of revenues, based on expected material and labor support costs. The cost to service the warranty is estimated on the date of sale based upon historical trends in the volume of product returns within a warranty period and the cost to repair or replace the equipment. If we experience an increase in warranty claims that is higher than our past experience, or an increase in actual costs to service the claims is experienced, gross margin could be adversely affected. The following table provides a continuity of the warranty provision over the past two years.

	Fiscal Year Ended April 30,
	2009	2010
	(in millions)
Balance, beginning of year	$2.4	$2.3
Warranty costs incurred	(1.4)	(1.0)
Warranties issued	1.3	1.3
Change in estimated warranty costs	—	(1.0)

Balance, end of year	$2.3	$1.6

Accounting for Business Combinations

We account for business combinations in accordance with the Consolidation Topic of the FASB ASC, where the deemed purchase price is allocated to the underlying tangible and identifiable assets and liabilities acquired based upon their respective fair values on the acquisition date and are subject to change during the following 12 month period. Any such changes would impact the amount we have recorded as goodwill.

In fiscal 2008, we completed the acquisition of Inter-Tel. In determining the fair values of assets acquired and liabilities assumed, we were required to make significant estimates and assumptions, including projections of future events and operating performance. Based on management’s best estimate, we allocated $180.8 million to intangible assets (including customer relationships, developed technology and trade name). These intangible assets are being amortized over their weighted-average estimated useful lives of eight years, eight years and two years, respectively. In addition, we allocated $5.0 million to in-process R&D, which was expensed during the year ended April 30, 2008. We did not complete any acquisitions in fiscal 2009 or fiscal 2010.

Long-Lived Assets

We have recorded property, plant and equipment and intangible assets at cost less accumulated amortization. The determination of useful lives and whether or not these assets are impaired involves significant judgment. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring or disposing of our existing businesses, which could result in an impairment charge. We have not recorded any impairment charges in fiscal 2009 or fiscal 2010.

Goodwill

We assess goodwill for impairment on an annual basis, or more frequently if circumstances warrant, as required by the Intangibles—Goodwill and Other Topic of the FASB ASC. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. We have four geographic units that have assigned goodwill of $134.5 million in total as of April 30, 2010 (April 30, 2009—$134.5 million): the United States, Canada and CALA, EMEA and Asia Pacific. Quoted stock market prices are not available for these individual reporting units. Accordingly, consistent with this Topic, our methodology for estimating the fair value of each reporting unit primarily considers estimated future revenues and cash flows for those reporting units along with many other assumptions. Our methodology for estimating the fair value is developed with the assistance of independent valuation experts.

Our U.S. geographic unit represented 96% of our total goodwill value and 67% of our total revenue in fiscal 2010. Our valuation approach therefore recognizes the significant concentration of goodwill in the U.S. reporting unit. Our valuation approach includes a detailed valuation analysis of both the Company as a whole and the U.S. reporting unit.

In performing the annual goodwill impairment test we considered three generally accepted approaches for valuing a business: the income, market and cost approaches. Based on the nature of our business and the U.S. reporting unit’s current and expected financial performance, we determined that the income and market approaches were the most appropriate methods for estimating the fair value of the U.S. reporting unit under the first step of the analysis,. For the income approach we used the discounted cash flow method, and considered such factors and revenue and earnings before interest, taxes, depreciation and amortization, cash flow adjustments, terminal value, discount rate, tax rate, and tax amortization benefit. For the market approach, as we had not yet completed our IPO, we attempted to identify comparable public companies and analyzed the valuation indicators that their market capitalizations imply, including enterprise value to EBITDA and enterprise value to sales multiples. Consideration of these factors inherently involves a significant amount of judgment, and significant movements in revenues or changes in the underlying assumptions used may result in fluctuations in the value of goodwill that is supported. In April 2010, we completed our IPO. Therefore, for the 2011 impairment test, we expect to use our market capitalization as a factor in determining the market value.

The result of the most recent annual impairment test, performed in the fourth quarter of fiscal 2010 and prior to our IPO, resulted in no impairment charge. The fair values of the reporting units significantly exceeded their carrying value, largely as a result of the improved economic environment and its effect on forecasted cash flows, as well as an increase in the market multiples since April 30, 2009.

In fiscal 2009, due to the economic downturn, we lowered our expected cash flow forecasts and this, combined with significantly lower market multiples as a result of the general decline in global capital markets, resulted in a decline in the fair value of our U.S. reporting unit in fiscal 2009. Accordingly, the carrying amount of the goodwill exceeded the implied fair value and an impairment charge of $284.5 million was recorded on the consolidated statement of operations for the year ended April 30, 2009.

Erosion in capital markets, material reductions in our expected cash flow forecasts, significant reductions in our market capitalization or a significant decline in economic conditions, in addition to changes to the underlying assumptions used in our valuation approach described above, could all lead to future impairment in goodwill.

Special Charges

We record restructuring, exit and other loss accruals when the liability has been incurred. We reassess the accruals on a regular basis to reflect changes in the timing or amount of estimated restructuring and termination costs on which the original estimates were based. New restructuring accruals or reversals of previous accruals are recorded in the period of change. Additional accruals for fiscal 2009 and fiscal 2010 resulted from new restructuring activities and primarily relate to lease terminations and severance costs. No significant additions or reversals were made in fiscal 2009 or 2010 as a result of changes in estimates.

Estimates used to establish reserves related to real estate lease obligations have been reduced for sublease income that we believe is probable. Certain assumptions have been made as to the timing, availability and amount of sublease income that we expect to receive. Because we are required to project sublease income for many years into the future, estimates and assumptions regarding the commercial real estate market that were used to calculate future sublease income may be different from actual sublease income. As of April 30, 2010, the combined balance relating to lease termination obligations was $6.5 million, with $3.5 million recorded as current (April 30, 2009—total of $8.1 million, with $1.9 million recorded as current). This estimate will change as a result of actual results, the passage of time and changes in assumptions regarding vacancy, market rate, and operating costs.

Deferred Taxes

We have significant net deferred tax assets resulting from operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income in future periods. Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. We assess the likelihood that our deferred tax assets will be recovered from our ability to generate sufficient future taxable income, and to the extent that recovery is not believed to be more likely than not, a valuation allowance is recorded. We have incurred significant operating losses since our incorporation in 2001. We believe there is no assurance that we will be able to achieve profitability in some jurisdictions, or that, if achieved, such profitability can be sustained. Accordingly, based on our current circumstances and uncertainty regarding the future utilization of net deferred tax assets on certain U.S. entities and non-U.S. jurisdictions relating to most areas of the business, we recorded a $127.6 million valuation allowance against $188.1 million deferred tax assets in fiscal 2010 compared to a $119.0 million valuation allowance against $172.6 million deferred tax assets in fiscal 2009.

Numerous taxing authorities in the jurisdictions in which we do business are increasing their scrutiny of various tax positions taken by businesses. We believe that we maintain adequate tax reserves to offset the potential tax liabilities that may arise upon audit in these jurisdictions. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense would result.

Pension Costs

We currently maintain a defined benefit pension plan for a number of our past and present employees in the United Kingdom. The plan was closed to new employees in June 2001. Our defined benefit pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by us to the actuaries, including discount rates, expected return on plan assets and rate of compensation increases. In estimating the rates and returns, we consider current market conditions and anticipate how these will affect discount rates, expected returns and rates of compensation increases. Material changes in our pension benefit costs may occur in the future as a result of changes to these assumptions or from fluctuations in our related headcount or market conditions.

In fiscal 2010, our pension liability recorded on our balance sheet increased from $20.1 million to $68.1 million due to an increase in projected benefit obligation. This increase in the projected benefit obligation is largely attributable to changes in valuation assumptions in fiscal 2010, in particular a decrease in the discount rate used to present value the future obligation, which produced an unfavorable impact on the pension’s projected benefit obligation.

During fiscal 2009 the pension liability recorded on our balance sheet decreased from $76.4 million to $20.1 million due to a decrease in the projected benefit obligation. This decrease in the projected benefit obligation is largely attributable to changes in valuation assumptions in fiscal 2009, in particular an increase in the discount rate used to present value the future obligation, which produced a favorable impact on the plan’s projected benefit obligations.

Actuarial gains or losses arise from assumption changes in the obligations and from the difference between expected and actual return on assets. The following assumptions were used in valuing the liabilities and benefits under the pension plan:

	Fiscal Year Ended April 30,
	2009	2010
Discount rate	7.30%	5.60%
Compensation increase rate	3.00%	3.50%
Inflation rate	3.00%	3.00%
Average remaining service life of employees	18 years	18 years

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the Stock Compensation Topic of the FASB ASC.

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. Forfeitures are estimated based on our historical rates of forfeiture. We have estimated the volatility of our common shares using historical volatility of comparable public companies. We expect to continue to use the historical volatility of comparable companies until our historical volatility as a publicly-traded company is sufficiently established to measure expected volatility for option grants.

The assumptions used in the Black-Scholes option-pricing model are summarized as follows:

	April 30, 2008	April 30, 2009	April 30, 2010
Risk-free interest rate	4.10%	3.75%	2.30%
Dividends	0%	0%	0%
Expected volatility	76.0%	85.0%	80.0%
Annual forfeiture rate	10%	10%	10%
Expected life of the options	5 years	5 years	5 years
Fair value per option	$12.45	$3.30	$1.35

As of each stock option grant date, we considered the fair value of the underlying common shares in order to establish a minimum option exercise price. As of each stock option grant date, we reviewed an average of the disclosed year-end volatility of a group of companies that we considered peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth and financial risk, along with considering the future plans of our company to determine the appropriate volatility. The expected life was based on our historical stock option activity. The risk-free interest rate was determined by reference to the United States treasury rates with the remaining term approximating the expected life assumed at the date of grant. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. We estimate the forfeiture rate based on our historical experience. Further, to the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

For stock option modifications, such as the fiscal 2010 repricing and the fiscal 2009 and 2010 extension of option terms, we calculate the fair value of the options before the modification and the fair value of the options immediately after the modification, using the same principles as described above. We recognize immediately as compensation expense the incremental fair value for vested options. For unvested options we recognize as compensation expense the incremental fair value over the remaining vesting period.

Based on these assumptions, stock-based compensation expense reduced our results of operations by $3.3 million for the year ended April 30, 2010 (year ended April 30, 2009—$2.4 million, 2008—$1.7 million). Changes in the subjective input assumptions can, however, materially affect the fair value estimate.

As of April 30, 2010, there was approximately $4.3 million of unrecognized stock-based compensation expense related to non-vested stock option awards (April 30, 2009—$5.4 million). We expect these to be recognized over a weighted average period of 1.9 years (April 30, 2009—2.8 years).

Derivative Instruments

In connection with the Inter-Tel acquisition an embedded derivative was identified on the Class 1 Preferred Shares, since holders had the ability to receive cash equal to the value of shares into which the instrument converted after seven years. Accordingly, the embedded derivative was recorded at fair value, and marked to market at each reporting period with changes in value recorded in the Consolidated Statements of Operations. In conjunction with the IPO, the Class 1 Preferred Shares were converted into common shares. As a result, in fiscal 2010, we recorded an $8.4 million gain due to the change in fair value. This was partially offset by a $1.0 million expense due to the change in value of certain warrants that are required to be recorded as a liability.

In fiscal 2009, a fair value gain of $100.2 million was recorded as a result of re-measuring the derivative instrument. The gain in fiscal 2009 was primarily driven by the reduction in the fair value of our shares.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162, or the Codification or FASB ASC. The FASB ASC is now the single source of authoritative non-governmental GAAP. In addition, any rules or interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants as provided under authority of federal securities laws. The FASB ASC was effective for interim and annual periods ending after September 15, 2009. All pre-Codification GAAP are superseded as described in FASB Statement No. 168. All other accounting literature not included in the Codification is non-authoritative. We adopted the Codification in the second quarter of fiscal 2010. The Codification did not have a material impact on our consolidated financial statements. We have updated references to the FASB ASC, as appropriate.

In September 2006, the FASB issued the Fair Value Measurements and Disclosure Topic of the FASB ASC. This Topic defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB amended this Topic to exclude fair value requirements on leases and delayed the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We adopted certain provisions of the Topic in the first quarter of fiscal 2009. In the first quarter of fiscal 2010, we adopted the provisions previously deferred by the Topic, relating to non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. The adoption of these provisions did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued the Business Combinations Topic of the FASB ASC. This Topic significantly changes the accounting for acquisitions, both at the acquisition date and in subsequent periods. In April 2009, the FASB issued an amendment to this Topic, to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This Topic was effective for public companies for fiscal years beginning on or after December 15, 2008. We adopted this amended Topic in the first quarter of fiscal 2010, which was applied on a prospective basis. The adoption did not have a material impact on our financial position or results of operations. In January 2010, the FASB issued an update to the Consolidation Topic to the FASB ASC. This update affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or non-profit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitute a business or non-profit activity for an equity interest in another entity. This update was effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. We do not currently have any minority interests, and as a result the adoption of this Topic did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued an amendment to the General Intangibles Other Than Goodwill Topic of the FASB ASC. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. We adopted this amendment in the first quarter of fiscal 2010. The requirements of the amendment are to be applied prospectively to intangible assets acquired after the effective date. As a result, the adoption did not have a material impact on our financial position or results of operations.

In June 2008, the FASB issued an update to the Derivatives and Hedging Topic. The objective of this Topic is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This Topic outlines how an entity shall evaluate whether an equity- linked financial instrument (or embedded feature) is indexed to its own stock using the following two-step approach: (1) evaluate the instrument’s contingent exercise provisions, if any, and (2) evaluate the instrument’s settlement provisions. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On May 1, 2009, we recorded a cumulative effect adjustment for the adoption of this Topic based on the grant date fair value of the warrants issued and outstanding on such date and the change in fair value of the warrant liability from the issuance date through such date, which resulted in a change of $1.0 million to both our warrants and opening accumulated deficit on our consolidated balance sheet.

In December 2008, the FASB issued additional guidance on the Defined Benefit Plans Topic of the FASB ASC, as it relates to employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. We were required to adopt this Topic in fiscal 2010. The adoption of this has increased the disclosures in the fiscal 2010 year-end financial statements related to the assets of our defined benefit pension plans.

In April 2009, the FASB issued an amendment to the Financial Instruments Topic of the FASB ASC, which requires disclosures about fair value of financial instruments in interim as well as annual financial statements. This amended Topic is effective for periods ending after June 15, 2009. We adopted this amended Topic in the first quarter of fiscal 2010. The adoption of this Topic did not have a material impact on our financial position or results of operations.

In August 2009, the FASB issued the Fair Value Measurements and Disclosure Topic of the FASB ASC. This Topic provides amendments to subtopic 820-10, Fair Value Measurements and Disclosure—Overall, for the fair value measurement of liabilities. This Topic provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. The guidance in this Topic is effective for the first reporting period, including any interim period, beginning after issuance, which is our quarter end October 31, 2009. This Topic did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update, or ASU, 2009-14, to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality will no longer be within the scope of guidance in the Software—Revenue Recognition Subtopic of the FASB ASC. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are required to adopt this ASU in fiscal 2012. We are currently evaluating the effect that the adoption of this ASU will have on our consolidated financial statements.

In October 2009, the FASB issued ASU, 2009-13, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU provides amendments to the criteria in the Revenue Recognition—Multiple-Element Arrangements Subtopic of the FASB ASC. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are required to adopt this ASU in fiscal 2012. We are currently evaluating the effect that the adoption of this ASU will have on our consolidated financial statements.

In May 2009, the FASB issued the Subsequent Events Topic of the FASB ASC. This Topic establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Topic sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Topic is effective for interim or annual periods ending after June 15, 2009. We adopted this Topic in the first quarter of fiscal 2010. The adoption of this Topic did not have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in our future earnings due to adverse changes in financial markets. We are exposed to market risk from changes in our common share price, foreign exchange rates and interest rates. Inflation has not had a significant impact on our results of operations.

Equity Price Risk

Under our deferred share unit plan, adopted December 9, 2004, when a participant ceases to be an executive of ours, the deferred share unit plan participant will receive a cash amount equal to the number of deferred share units in his or her account multiplied by the price of a common share as of the date the deferred share unit plan participant ceases to be an executive of ours, or on a later date selected by the deferred share unit plan participant, which shall in any event be a date prior to the end of the following calendar year. The obligation to pay the cash amount is recorded as a liability in our financial statements and is marked-to-market in each reporting period, with changes in the obligation recorded in our consolidated statement of operations. A $1.00 increase in our common share price would have increased our net loss for fiscal 2010 and fiscal 2009 by less than $0.1 million.

In addition, at April 30, 2010, we had certain warrants that were recorded as a liability at fair value due to the adoption of a new accounting standard in fiscal 2010. These warrants expire in April 2011. A $1.00 increase in our common share price would have increased our net loss for fiscal 2010 by $0.2 million.

Foreign Currency Risk

We are exposed to currency rate fluctuations related primarily to our future net cash flows from operations in Canadian dollars, British pounds sterling and Euros. When possible, we use foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables, payables and intercompany balances. These contracts are not entered into for speculative purposes, and are not treated as hedges for accounting purposes. Foreign currency contracts are recorded at fair market value. The fair value of our foreign currency forward contract is sensitive to changes in foreign currency exchange rates. As at April 30, 2010, a 5% appreciation in the U.S. dollar against all currencies would have resulted in an additional unrealized loss of $0.5 million on those foreign currency forward contracts. As at April 30, 2009, a change in currency rates had no impact as we had no foreign currency contracts outstanding.

Interest Rate Risk

In accordance with our corporate policy, cash equivalent and short-term investment balances are primarily comprised of high-grade commercial paper and money market instruments with original maturity dates of less than three months. Due to the short-term maturity of these investments, we are not subject to significant interest rate risk.

We are exposed to interest rate risk on our $30.0 million revolving credit facility, which currently bears interest at a rate of LIBOR plus 3.25%. If the entire revolving credit facility were utilized, each adverse change in the LIBOR rate of 1.0% would currently result in an additional $0.3 million in interest expense per year. At April 30, 2010, no amount was outstanding under the revolving facility.

We are exposed to interest rate risk on $215.5 million outstanding on April 30, 2010 under our first lien term loan which matures on August 16, 2014 and bears interest at a rate of LIBOR plus 3.25% and $129.8 million outstanding on April 30, 2010 under our second lien term loan which matures on August 16, 2015 and bears interest at a rate of LIBOR plus 7.0%.

On August 27, 2007 we entered into an interest rate swap agreement, which effectively swapped the LIBOR rate for a fixed rate of 4.85% on a notional amount of $215 million for the period from October 31, 2007 to October 31, 2009. The agreement was designated a cash flow hedge since the relevant terms of the interest rate swap agreements matched the corresponding terms of the credit agreements. The agreement was not renewed or replaced upon expiration.

The impact of each adverse change in the LIBOR rate of 1.0% on the first lien term loan and the second lien term loan, in aggregate, would result in an additional $3.5 million in interest expense per year.

The interest rates on our obligations under capital leases are fixed and therefore not subject to interest rate risk.

Credit Risk

Our financial assets that are exposed to credit risk consist primarily of cash equivalents, accounts receivable and other receivables. Cash equivalents are invested in government and commercial paper with investment grade credit rating. We are exposed to normal credit risk from customers. However, we have a large number of diverse customers to minimize concentrations of credit risk.

As part of the TotalSolution® program, we offer sales-type leases to our customers to fund their purchases. As of April 30, 2010, we had $ 72.3 million (April 30, 2009—$69.9 million) of sales-type lease receivables, net of reserves for uncollectible lease repayments, on our balance sheet. We regularly sell the net rental streams from sales-type leases to financial institutions. Recourse on the sold rental payments is contractually limited to the lesser of (i) the net credit losses in a given period and (ii) a percentage of the sum of the portfolio balance for a specific portfolio of sold leases at the beginning of the period plus the purchase price paid for leases acquired during the given period. As of April 30, 2009 and 2010, we were subject to limited recourse on rental streams sold to financial institutions with such recourse in any year varying from 9.9% to 15.0% of the net book value of sold rental streams. We maintain reserves against our estimate of potential recourse for the balance of sales-type leases and for the balance of sold rental payments remaining unbilled. Reserve levels are established based on portfolio size, loss experience, levels of past due accounts and periodic detailed reviews of the portfolio. The aggregate reserve for uncollectible lease payments and recourse liability represents the reserve for the entire lease portfolio. We believe our current reserve levels are sufficient given our historic loss rates. The following table provides detail on the total net balances in sales-type leases:

	April 30, 2008	April 30, 2009	April 30, 2010
	millions
Lease balances included in consolidated accounts receivable, net of allocated allowances of $4.1 (April 2008—$3.0, April 2009—$3.3)	$9.5	$10.5	$9.3
Net investment in Sales-Type Leases:
Current portion, net of allowances of $1.5 (April 2008—$1.5, April 2009—$1.5)	23.4	30.2	33.8
Long-term portion, includes residual amounts of $4.9 (April 2008—$1.3, April 2009—$2.7); net of allowances of $1.3 (April 2008—$1.9, April 2009—$1.4)	34.2	29.2	29.2

Total investment in Sales-Type Leases, net of allowances of $6.9 (April 2008—$6.4, April 2009—$6.2)	67.1	69.9	72.3
Sold rental payments remaining unbilled (subject to limited recourse provisions), net of lease recourse liability reserves of $7.9 (April 2008—$13.3, April 2009—$9.9)	234.3	205.8	177.0

Total balance of sales-type leases and sold rental payments remaining unbilled, net of allowances and reserves	$301.4	$275.7	$249.3

Total allowances and reserves for entire lease portfolio (including lease recourse liabilities)	$19.7	$16.1	$14.9

Item 8.	Financial Statements and Supplementary Data

Management is responsible for preparation of the Consolidated Financial Statements and other related financial information included in this Report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, incorporating management’s reasonable estimates and judgments, where applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Chartered Accountants.

Consolidated Balance Sheets—Years ended April 30 2010 and April 30, 2009.

Consolidated Statements of Operations—Years ended April 30, 2010, April 30, 2009 and April 30, 2008.

Consolidated Statements of Shareholders’ Deficiency and Comprehensive Loss—Years ended April 30 2010, April 30, 2009, April 30, 2008 and April 30, 2007.

Consolidated Statements of Cash Flows—Years ended April 30, 2010, April 30, 2009 and April 30, 2008.

Notes to the Consolidated Financial Statements.

Schedule II of Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Mitel Networks Corporation:

We have audited the accompanying consolidated balance sheets of Mitel Networks Corporation and subsidiaries (the “Company”) as of April 30, 2010 and 2009 and the related consolidated statements of operations, shareholders’ deficiency and comprehensive loss and cash flows for each of the three years in the period ended April 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mitel Networks Corporation and subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective May 1, 2008, the Company adopted the provisions of the United States Financial Accounting Standards Board (“FASB”) Fair Value Measurement and Disclosure Topic. As discussed in Note 26 to the consolidated financial statements, effective May 1, 2007, the Company adopted the provisions of the FASB Income Taxes Topic related to uncertain tax provisions.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

June 29, 2010

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in millions of US dollars, except share amounts)

	April 30, 2009	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$28.4	$76.6
Restricted cash	3.5	2.3
Accounts receivable (net of allowance for doubtful accounts of $13.2 and $11.9, respectively)	112.4	121.5
Sales-type lease receivables (net of allowance for doubtful accounts of $1.5 and $1.5, respectively)	30.2	33.8
Inventories (net)	33.1	26.7
Income tax receivable	1.3	0.2
Deferred tax asset	7.8	15.0
Other current assets	47.7	44.0

	264.4	320.1
Non-current portion of sales-type lease receivables (net of allowance for doubtful accounts of $1.4 and $1.3, respectively)	29.2	29.2
Investments and other assets	22.4	12.1
Deferred tax asset	6.0	5.0
Property and equipment (net)	21.7	17.0
Goodwill	134.5	134.5
Intangible assets (net)	144.9	123.1

	$623.1	$641.0

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Bank indebtedness	$30.2	$0.1
Accounts payable and accrued liabilities	125.9	107.7
Deferred tax liability	0.3	—
Deferred revenue	48.3	46.2
Due to related parties	6.2	7.2
Current portion of long-term debt	4.0	4.0

	214.9	165.2
Long-term debt	420.6	345.7
Lease recourse liability	9.9	7.9
Long-term income taxes payable	11.6	10.6
Deferred revenue and other liabilities	36.2	23.4
Litigation settlement obligation	5.9	3.1
Derivative liability instruments	8.4	1.0
Deferred tax liability	76.1	70.9
Pension liability	20.1	68.1

	803.7	695.9

Commitments, guarantees and contingencies (notes 19 and 20)
Convertible, redeemable preferred shares, without par value — at April 30, 2009 316,755 authorized, issued and outstanding and at April 30, 2010 nil shares authorized, issued and outstanding	249.5	—

Shareholders’ deficiency:
Common shares, without par value — unlimited shares authorized: 14,313,499 and 52,817,287 issued and outstanding at April 30, 2009 and April 30, 2010, respectively, and an unlimited number of authorized preferred shares available to issue	277.8	802.8
Warrants	56.6	55.6
Additional paid-in capital	4.4	7.7
Accumulated deficit	(728.0)	(829.9)
Accumulated other comprehensive loss	(40.9)	(91.1)

	(430.1)	(54.9)

	$623.1	$641.0

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions of US dollars, except share and per share amounts)

	Year Ended April 30, 2008	Year Ended April 30, 2009	Year Ended April 30, 2010
Revenues:
Telecommunications	$642.1	$662.0	$572.4
Network services	49.9	73.1	75.5

	692.0	735.1	647.9

Cost of revenues:
Telecommunications	337.4	348.9	291.1
Network services	30.5	41.7	42.9

	367.9	390.6	334.0

Gross margin	324.1	344.5	313.9

Expenses:
Selling, general and administrative	246.6	248.5	211.3
Research and development	62.6	60.1	51.7
Special charges, integration and merger-related costs	16.0	23.3	5.2
Loss (gain) on litigation settlement	—	—	(5.5)
Loss on sale of manufacturing operations	1.0	—	—
In-process research and development	5.0	—	—
Impairment of goodwill	—	284.5	—

	331.2	616.4	262.7

Operating income (loss)	(7.1)	(271.9)	51.2
Interest expense	(34.7)	(40.1)	(29.8)
Debt and warrant retirement costs, including write-off of related deferred financing costs	(20.8)	—	(1.0)
Fair value adjustment on derivative instruments	61.9	100.2	7.4
Other income (expense), net	1.6	(0.8)	0.9

Income (loss) before income taxes	0.9	(212.6)	28.7
Current income tax expense (recovery)	(0.3)	(0.7)	4.1
Deferred income tax recovery	(11.4)	(18.4)	(12.6)

Net income (loss)	$12.6	$(193.5)	$37.2

Net income (loss) attributable per common share (Note 24):
Basic	$(6.73)	$(16.38)	$(7.30)
Diluted	$(6.73)	$(16.38)	$(7.30)
Weighted-average number of common shares outstanding:
Basic	12,409,027	14,315,474	14,712,642
Diluted	12,409,027	14,315,474	14,712,642

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

AND COMPREHENSIVE LOSS

(in millions of US dollars, except share amounts)

	Common Shares			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficiency
	Shares	Amount	Warrants
Balance at April 30, 2007	7,156,274	$189.1	$62.9	$0.2	$(400.8)	$(56.6)	$(205.2)
Common shares issued:
Cash and employee loans	98,783	2.0	—	—	—	—	2.0
Exercise of stock options	1,842	—	—	—	—	—	—
Shares repurchased	(2,836)	—	—	—	—	—	—
Share purchase loans	—	(1.2)	—	—	—	—	(1.2)
Repayment of warrants	—	—	(15.0)	—	(5.0)	—	(20.0)
Induced conversion of Series A preferred shares	357,327	5.4	—	—	(29.3)	—	(23.9)
Deemed dividend relating to beneficial conversion feature originally recorded on Series A preferred shares	—	—	—	—	(1.4)	—	(1.4)
Induced conversion charge relating to the derivative liability on Series A preferred shares	—	—	—	—	11.4	—	11.4
Conversion of Series B preferred shares, net of partial redemption	6,704,395	38.1	—	—	(12.6)	—	25.5
Beneficial conversion feature upon conversion of Series B preferred shares	—	43.7	—	—	(43.7)	—	—
Redemption of redeemable common shares	—	—	—	—	6.0	—	6.0
Warrants issued in connection with Class 1 preferred shares	—	—	6.0	—	—	—	6.0
Modification of warrants issued in connection with convertible debentures	—	—	2.8		—	—	2.8
Stock-based compensation	—	—	—	1.7	—	—	1.7
Accretion of interest on redeemable common and preferred A and B shares	—	—	—	—	(2.1)	—	(2.1)
Accretion of interest on Class 1 preferred shares	—	—	—	—	(24.4)	—	(24.4)

	14,315,785	$277.1	$56.7	$1.9	$(501.9)	$(56.6)	$(222.8)

Net income	—	—	—	—	12.6	—	12.6
Other comprehensive income (loss):
Unrealized derivative loss on cash flow hedges	—	—	—	—	(6.1)	—	(6.1)
Change in unamortized pension and post-retirement actuarial losses and prior service cost	—	—	—	—	—	(27.8)	(27.8)
Foreign currency translation adjustments	—	—	—	—	—	(0.6)	(0.6)

Comprehensive income (loss)	—	—	—	—	6.5	(28.4)	(21.9)

Balance at April 30, 2008	14,315,785	$277.1	$56.7	$1.9	$(495.4)	$(85.0)	$(244.7)
Common shares issued:
Exercise of stock options	434	—	—	—	—	—	—
Expired warrants	—	—	(0.1)	0.1	—	—	—
Share purchase loan repayments	(2,720)	0.7	—	—	—	—	0.7
Stock-based compensation	—	—	—	2.4	—	—	2.4
Accretion of interest on redeemable preferred shares	—	—	—	—	(41.0)	—	(41.0)

	14,313,499	$277.8	$56.6	$4.4	$(536.4)	$(85.0)	$(282.6)

Net loss	—	—	—	—	(193.5)	—	(193.5)
Other comprehensive income (loss):
Unrealized derivative gain on cash flow hedges	—	—	—	—	1.9	—	1.9
Foreign currency translation adjustments	—	—	—	—	—	(12.3)	(12.3)
Pension liability adjustments	—	—	—	—	—	56.4	56.4

Comprehensive income (loss)	—	—	—	—	(191.6)	44.1	(147.5)

Balance at April 30, 2009	14,313,499	$277.8	$56.6	$4.4	$(728.0)	$(40.9)	$(430.1)
Adoption of the ASC Derivatives and Hedging Topic	—	—	(1.0)	—	1.0	—	—

Balance at May 1, 2009	14,313,499	$277.8	$55.6	$4.4	$(727.0)	$(40.9)	$(430.1)
Common shares issued:
Exercise of stock options	33,743	0.1	—	—	—	—	0.1
Share consolidation adjustment	871	—	—	—	—	—	—
Share purchase loan repayments	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	—	—	3.3	—	—	3.3
Issuance of common shares through public offering	10,526,316	137.0	—	—	—	—	137.0
Costs associated with public offering	—	(6.3)	—	—	—	—	(6.3)
Accretion of interest on redeemable preferred shares	—	—	—	—	(48.3)	—	(48.3)
Amended conversion of Class 1 preferred shares	—	96.2	—	—	(96.2)	—	—
Conversion of redeemable preferred shares	27,942,858	297.8	—	—	—	—	297.8

	52,817,287	$802.8	$55.6	$7.7	$(871.5)	$(40.9)	$(46.3)

Net income	—	—	—	—	37.2	—	37.2
Other comprehensive income (loss):
Unrealized derivative gain on cash flow hedges	—	—	—	—	4.4	—	4.4
Foreign currency translation adjustments	—	—	—	—	—	(2.2)	(2.2)
Pension liability adjustments	—	—	—	—	—	(48.0)	(48.0)

Comprehensive income (loss)	—	—	—	—	41.6	(50.2)	(8.6)

Balance at April 30, 2010	52,817,287	$802.8	$55.6	$7.7	$(829.9)	$(91.1)	$(54.9)

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of US dollars)

	Year Ended April 30, 2008	Year Ended April 30, 2009	Year Ended April 30, 2010
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$12.6	$(193.5)	$37.2
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	32.6	38.6	34.9
Amortization of deferred gain	—	(0.6)	(0.5)
Fair value adjustment on derivative instruments	(61.9)	(100.2)	(7.4)
Goodwill impairment	—	284.5	—
Accretion of convertible notes to redemption value	0.5	—	—
Accretion of interest on litigation settlement obligation	1.5	1.2	0.9
In-process research and development	5.0	—	—
Stock-based compensation	1.7	2.4	3.3
Deferred income taxes	(5.4)	(18.2)	(11.2)
Loss on sale of manufacturing operations	1.0	—	—
Loss (gain) on disposal of assets	(0.2)	1.4	0.9
Investment impairment	—	—	0.9
Debt and warrant retirement costs and write-off of deferred financing costs	20.8	—	0.8
Unrealized foreign exchange loss (gain)	1.3	(0.8)	1.6
Non-cash movements in provisions	18.8	(6.1)	(6.1)
Change in non-cash operating assets and liabilities, net	(66.1)	0.1	(20.9)

Net cash provided by (used in) operating activities	(37.8)	8.8	34.4

Investing activities:
Additions to capital and intangible assets	(18.3)	(6.6)	(7.1)
(Increase) decrease in restricted cash	1.3	(1.2)	1.2
Proceeds on sale of assets	19.7	—	—
Acquisition of business	(729.9)	—	—
Acquisition costs	(12.2)	—	—
Cash and cash equivalents of acquired business	195.8	—	—
Realized foreign exchange loss on hedging activities	(1.2)	(3.6)	(1.6)
Realized foreign exchange gain on hedging activities	0.3	5.0	1.0

Net cash used in investing activities	(544.5)	(6.4)	(6.5)

Financing activities:
Net increase (decrease) in bank indebtedness	12.0	17.7	(30.1)
Proceeds from issuance of Class 1 preferred shares	289.5	—	—
Proceeds from issuance of debt	430.0	—	—
Repayment of convertible debentures	(66.0)	—	—
Settlement of convertible redeemable preferred shares	(36.2)	—	—
Repayment of redeemable common shares	(12.9)	—	—
Repayment of warrants	(20.0)	—	—
Repayment of capital lease liabilities	(1.8)	(2.7)	(2.5)
Repayment of long-term debt	(9.6)	(0.5)	(74.1)
Share issue costs	(3.0)	—	(6.3)
Payment of litigation settlement obligation	(4.5)	(3.7)	(3.7)
Deferred financing costs	(9.9)	—	—
Proceeds from issuance of common shares	0.8	—	137.0
Proceeds from repayments of employee share purchase loans	—	0.7	0.2

Net cash provided by financing activities	568.4	11.5	20.5

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(5.0)	(0.2)

Increase (decrease) in cash and cash equivalents	(14.0)	8.9	48.2
Cash and cash equivalents, beginning of year	33.5	19.5	28.4

Cash and cash equivalents, end of year	$19.5	$28.4	$76.6

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in millions of US dollars, except share and per share amounts)

1. BACKGROUND AND NATURE OF OPERATIONS

Mitel Networks Corporation (the “Company”) is a leading provider of integrated communications solutions and services for business customers. Through direct and indirect channels as well as strategic technology partnerships, the Company currently serves a wide range of industry vertical markets, including education, government, healthcare, hospitality and retail in the United States (“U.S.”), Europe, Middle East and Africa, Canada, Caribbean and Latin America, and Asia-Pacific regions.

The Company was incorporated under the Canada Business Corporations Act on January 12, 2001. On February 16, 2001, the Company acquired the “Mitel” name and substantially all of the assets (other than Canadian real estate) and subsidiaries of the Communications Systems Division of Zarlink Semiconductor Inc., formerly Mitel Corporation. On August 16, 2007, the Company acquired Inter-Tel (Delaware), Incorporated (“Inter-Tel”), a full-service provider of business communications solutions.

Initial public offering and related transactions

In April 2010, in connection with the Company’s initial public offering (“IPO”), the Company sold 10,526,316 common shares at the IPO price of $14.00 per share. The Company received net proceeds of $130.7 after payments for underwriting commissions of $10.3 and other associated costs of $6.3. The proceeds were used to repay $30.0 outstanding under the revolving credit facility and to make a partial repayment of $72.0 on the first lien term loan, with the remainder to be used for general corporate purposes. Note 24 contains further details on the Company’s share capital. Notes 16 and 18 describe the revolving credit facility and long-term debt, respectively.

Concurrently with the IPO, the Company’s Class 1 Preferred Shareholders converted their Class 1 Preferred Shares into common shares. The 316,755 Class 1 Preferred Shares, with a value of $1,000 per share, plus accretion, were converted into 27,942,858 common shares. Note 22 contains further details on the Class 1 Preferred Shares.

2. ACCOUNTING POLICIES

a) Basis of Presentation

These Consolidated Financial Statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of financial statements.

b) Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and of its majority-owned subsidiary companies. Intercompany transactions and balances have been eliminated on consolidation. The financial statements include the results of operations of Inter-Tel, from the date of acquisition, August 16, 2007.

c) Use of Estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Estimates and assumptions are used for, but not limited to, the determination of the allowance for doubtful accounts, inventory allowances, special charges, contingencies, other accruals, lease recourse liability, warranty costs, sales returns, pension costs, taxes, goodwill and impairment assessments, purchase price allocation, estimated useful lives of intangible assets and equipment, asset valuations, and the valuation of stock options, warrants and derivatives. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined to be necessary. In the opinion of management, these Consolidated Financial Statements reflect all adjustments necessary to present fairly the results for the periods presented. Actual results and outcomes could differ from these estimates.

d) Foreign Currency Translation

The parent company’s functional currency is the U.S. dollar and the Consolidated Financial Statements of the Company are prepared with the U.S. dollar as the reporting currency using the current rate method. Assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while revenue and expense items are translated at the weighted-average exchange rates for the period. The resulting unrealized gains and losses have been included as part of the cumulative foreign currency translation adjustment which is reported as part of other comprehensive income.

Monetary assets and liabilities denominated in currencies foreign to the functional currency of each entity are translated into functional currency using exchange rates in effect at the balance sheet date. All other assets and liabilities are translated at the exchange rates prevailing at the date the assets were acquired or the liabilities incurred. Revenue and expense items are translated at the average exchange rate for the period, except for amortization and depreciation which are translated at historical rates. Foreign exchange gains and losses resulting from the translation of these accounts are included in the determination of income for the period. During fiscal 2010, the Company recorded a foreign exchange loss of $0.3 (2008—$0.6 gain; 2009—$3.2 loss).

e) Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, title and risk of loss have been transferred to the customer, the fee is fixed or determinable, and collection is reasonably assured.

Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred in accordance with the terms and conditions of the contract, the fee is fixed or determinable, and collection is reasonably assured. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair value or the residual method, as applicable, and using vendor specific objective evidence of fair value, which is based on prices charged when the element is sold separately. Revenue related to post-contract support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term for contracts that are greater than one year. For contracts where the post contract period is one year or less, the costs are deemed insignificant, and the unspecified software upgrades are expected to be and historically have been infrequent, revenue is recognized together with the initial licensing fee and the estimated costs are accrued.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

In a transaction containing a sales-type lease, hardware revenues are recognized at the present value of the payments allocated to the hardware lease element at the time of system sale in accordance with the Leases Topic of the United States Financial Accounting Standards Board Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB ASC”). Revenues from software, including applications, upgrades, software support, and embedded software, are deferred and recognized over the period of support in accordance the Software Topic of the FASB ASC. Revenues from sales-type leases are allocated between hardware and software elements based on management’s best estimate of relative fair values.

Indirect channels

The Company makes sales to distributors and resellers based on contracts with terms ranging from one to three years. For products sold through these distribution channels, revenue is recognized at the time the risk of loss is transferred to distributors and resellers according to contractual terms and if all contractual obligations have been satisfied. These arrangements usually involve multiple elements, including post-contract technical support and training. Costs related to insignificant technical support obligations, including second-line telephone support for certain products, are accrued. For other technical support and training obligations, revenue from product sales is allocated to each element based on vendor specific objective evidence of relative fair values, generally representing the prices charged when the element is sold separately, with any discount allocated proportionately. Revenue attributable to undelivered elements is deferred and recognized upon performance or ratably over the contract period.

The Company’s standard warranty period extends fifteen months from the date of sale and extended warranty periods are offered on certain products. Sales to the Company’s resellers do not provide for return or price protection rights, while sales to distributors provide for such rights. Product return rights are typically limited to a percentage of sales over a maximum three month period. A reserve for estimated product returns and price protection rights based on past experience is recorded as a reduction of sales at the time product revenue is recognized. The Company offers various cooperative marketing programs to assist its distribution channels to market the Company’s products. Allowances for such programs are recorded as marketing expenses at the time of shipment based on contract terms and prior claims experience.

Direct channels

The Company sells products, including installation and related maintenance and support services, directly to customers. For products sold through direct channels, revenue is recognized at the time of delivery and at the time risk of loss is transferred, based on prior experience of successful compliance with customer specifications. Revenue from installation is recognized as services are delivered and when contractual obligations, including customer acceptance, have been satisfied. Revenue is also derived from professional service contracts with terms that range from two to six weeks for standard solutions and for longer periods for customized solutions. Revenue from customer support, professional services and maintenance contracts is recognized ratably over the contractual period, generally one year. Billings in advance of services are included in deferred revenue. Revenue from installation services provided in advance of billing is included in unbilled accounts receivable.

Certain arrangements with direct customers provide for customer support and maintenance services extending twelve months from the date of installation at no charge. Customer support and maintenance contracts are also sold separately. When customer support or maintenance services are provided at no charge, such amounts are unbundled from the product and installation revenue at their fair market value based on the prices charged when the element is sold separately and recognized ratably over the contract period. Consulting and training revenues are recognized as services are performed.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The Company provides long-term outsourcing services of communication systems. Under these arrangements, systems management services (“Managed Services”) and communication equipment is provided to customers for terms that typically range from one to ten years. Revenue from Managed Services is recognized ratably over the contract period. The Company retains title and risk of loss associated with the equipment utilized in the provision of the Managed Services. Accordingly, the equipment is capitalized as part of property and equipment and is amortized on a straight-line basis to cost of sales, over the contract period.

Resale of long distance

Revenue is recognized from long distance resale services as services are provided.

Sales-type leases

For sales-type lease accounting, the Company follows guidance provided by the Leases and the Transfers and Servicing Topics of the FASB ASC. The Company records the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. The Company records the lease sales at the time of system sale and installation pursuant to the Revenue Recognition Topic of the FASB ASC, for sales to end user customers, and upon receipt of the executed lease documents. The costs of systems installed under these sales-type leases are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales within Telecommunications on the Consolidated Statements of Operations. The Company establishes and maintains reserves against potential recourse following the re-sales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the period represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of Sales-type Lease Receivables on the balance sheet, or included in lease recourse liability on the Consolidated Balance Sheets for the estimated recourse liability for lease streams sold.

f) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments that have terms to maturity of three months or less at the time of acquisition, and generally consist of cash on hand and marketable securities. Cash equivalents are carried at cost, which approximates their fair value. At April 30, 2010, the Company had cash of $46.6 (2009—$22.6) and cash equivalents of $30.0 (2009—$5.8).

g) Restricted Cash

Restricted cash represents cash provided to support letters of credit outstanding and to support certain of the Company’s credit facilities.

h) Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses that may result from the inability of its customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for sales-type leases, discussed in part e) of this note under Sales-type leases. Reserves are established and maintained against estimated losses based upon historical loss experience, past due accounts, and specific account analysis. The Company regularly reviews the level of allowances for doubtful accounts and adjusts the level of allowances as needed. Consideration is given to accounts in excess of 60 days old as well as other risks in the more current portion of the accounts included.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

i) Inventories

Inventories are valued at the lower of cost (calculated on a first-in, first-out basis) or net realizable value for finished goods, and current replacement cost for raw materials. The Company provides inventory allowances based on estimated excess and obsolete inventories.

j) Property and Equipment

Property and equipment are initially recorded at cost. Depreciation is provided on a straight-line basis over the anticipated useful lives of the assets. Estimated lives range from three to ten years for equipment. Amortization of leasehold improvements is computed using the shorter of the remaining lease terms or five years. The Company performs reviews for the impairment of property and equipment in accordance with the Property, Plant and Equipment Topic of the FASB ASC, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the impairment, the Company compares projected and undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their carrying amounts. If projected undiscounted net cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on expected discounted cash flows. Changes in the estimates and assumptions used in assessing projected cash flows could materially affect the results of management’s evaluation.

Assets leased on terms that transfer substantially all of the benefits and risks of ownership to the Company are accounted for as capital leases, as though the asset had been purchased outright and a liability incurred. All other leases are accounted for as operating leases.

k) Goodwill and Intangible Assets

Intangible assets include patents, trademarks, customer relationships and acquired technology. Amortization is provided on a straight-line basis over five years for patents and over a period of two to eight years for other intangible assets with finite useful lives. The Company periodically evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the carrying value of the asset and the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable.

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired in business combinations. The Company reviews the carrying value of goodwill on an annual basis in the fourth quarter. Goodwill is not amortized, but is subject to annual impairment tests, or more frequently if circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount. In assessing the impairment, the Company compares the fair value of the reporting unit, including goodwill, with its carrying amount. If the fair value exceeds the carrying amount of the reporting unit, no impairment charge is recorded. If the fair value is less than the carrying amount, the Company compares the implied fair value of the goodwill, determined as if a purchase had just occurred, to the carrying amount to determine the amount of impairment charge to be recorded. Changes in the estimates and assumptions used in assessing the projected cash flows could materially affect the results of management’s evaluation. The Company did not record any impairment in fiscal 2008 and 2010. As discussed in Note 14 to these financial statements, upon completion of its annual goodwill impairment tests for 2009, the Company recorded an impairment charge of $284.5.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

l) Derivative Financial Instruments

The Company uses foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables and payables. Derivative instruments that are not designated as accounting hedges are originally recorded at fair market value, with subsequent changes in fair value recorded in other income (expense) during the period of change. For derivative instruments that qualify for hedge accounting, and are designated as a cash flow hedge, gains or losses for the effective portion of the hedge are initially reported as a separate component of other comprehensive income (loss) and subsequently recorded in earnings when the hedged transaction occurs or when the hedge is no longer deemed effective in accordance with the Derivatives and Hedging Topic of the FASB ASC. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss) in the period in which the changes occur. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company also utilizes non-derivative financial instruments including letters of credit and commitments to extend credit. In fiscal 2008, the Company entered into an interest rate swap to limit the impact of changes in London InterBank Offer Rate (“LIBOR”) related to the merger financing debt. As described in Note 3, the derivative was designated as a cash flow hedge and expired in October 2009.

An embedded derivative also existed within the Class 1 convertible, redeemable Preferred Shares issued on August 16, 2007, as described further in Note 21, since the holders of the Preferred Shares had the ability to receive cash equal to the value of shares into which the instrument would convert after seven years, if not previously converted. On conversion of the redeemable Preferred Shares concurrent with the IPO, as described in Note 22, the derivative ceased to exist. It was marked to market until that time with changes in value recorded in the Consolidated Statements of Operations.

m) Income Taxes

Income taxes are accounted for using the asset and liability method. Under this approach, deferred tax assets and liabilities are determined based on differences between the carrying amounts and the tax basis of assets and liabilities, and are measured using enacted tax rates and laws. Deferred tax assets are recognized only to the extent that it is more likely than not, in the opinion of management, that the future tax assets will be realized in the future.

The Company records certain tax liabilities or benefits based on the guidance in the Income Taxes Topic of the FASB ASC. This Topic requires companies to determine the likely outcome of uncertain tax positions (“UTPs”) and record this amount as an expense or recovery during the year in which UTPs are identified. It also requires companies to identify specifically where interest and penalties associated with these UTPs are recorded. The Company classified accrued interest related to liabilities for income taxes and penalties in income tax expense.

n) Research and Development

Research costs are charged to expense in the periods in which they are incurred. Software development costs are deferred and amortized when technological feasibility has been established, or otherwise are expensed as incurred. The Company has not deferred any software development costs to date.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

o) Defined Benefit Pension Plan

Pension expense under the defined benefit pension plan is actuarially determined using the projected benefit method prorated on service, and management’s best estimate assumptions. Pension plan assets are valued at fair value. The excess of any cumulative net actuarial gain (loss) over ten percent of the greater of the benefit obligation and the fair value of plan assets is amortized over the average remaining service period of active employees. The over-funded or under-funded status of the defined benefit pension plan is recognized as an asset or liability, respectively, on the Consolidated Balance Sheets, with an offsetting adjustment made to accumulated other comprehensive income. The Company measures its plan assets and obligations at the year-end balance sheet date.

The discount rate assumptions used reflect prevailing rates available on high-quality, fixed-income debt instruments. The rate of compensation increase is another significant assumption used for pension accounting and is determined by the Company, based upon its long-term plans for such increases.

p) Stock-Based Compensation Plan

The Company has a stock-based compensation plan described in Note 24. The Company grants stock options for a fixed number of shares to employees and non-employees with an exercise price at least equal to fair market value of the shares at the date of grant.

Stock-based compensation expense is based on a fair value estimate made on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized on a straight-line basis, which is generally the vesting period. Forfeitures are estimated based on the Company’s historical rates of forfeiture.

The Company estimates the volatility of its stock using historical volatility of comparable public companies. The Company will continue to use the volatility of comparable companies until the Company’s historical volatility is sufficiently established to measure expected volatility for option grants.

The assumptions used in the Black-Scholes option-pricing model are summarized as follows:

	April 30, 2008	April 30, 2009	April 30, 2010
Risk-free interest rate	4.1%	3.75%	2.30%
Dividends	0%	0%	0%
Expected volatility	76.0%	85.0%	80.0%
Annual forfeiture rate	10%	10%	10%
Expected life of the options	5 years	5 years	5 years
Weighted average fair value per option	$12.45	$3.30	$1.35

Based on these assumptions, stock-based compensation expense reduced the Company’s results of operations by $3.3 for the year ended April 30, 2010 (2008—$1.7, 2009 —$2.4). Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the model used above does not necessarily provide reliable results.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

q) Net Loss per Common Share

Basic loss per common share is computed using the weighted-average number of common shares outstanding during the period, with net income (loss) adjusted for the impact of accreted interest on redeemable shares, as well as other charges and credits to deficit resulting from the settlement of the redeemable common and redeemable preferred A and B shares in fiscal 2008. Because the holders of the Class 1 Preferred Shares were entitled to dividends on a basis equivalent to holders of common shares, the Company calculated basic loss per common share using the two-class method, for the period up until conversion of the Class 1 Preferred Shares to common shares, to determine income attributable to common shareholders and dividing it by the weighted-average common shares outstanding for the period. Diluted earnings per common share is calculated using the if-converted or the treasury stock methods, as appropriate, when the impact is considered to be dilutive. To compute diluted earnings per share, the weighted-average number of common shares outstanding is increased by the assumed conversion of outstanding redeemable shares from the beginning of the year or date of issuance, if later, and the number of common shares that would be issued assuming the exercise of stock options and warrants. On April 27, 2010, the Class 1 Preferred Shares were converted into common shares.

r) Other Comprehensive Loss

Other comprehensive loss is recorded directly to a separate section of shareholders’ deficiency in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of foreign currency translation adjustments, which are not adjusted for income taxes since they primarily relate to indefinite investments in non-Canadian subsidiaries, changes in the unfunded status of the pension plan, and changes in the fair value of the effective portion of cash flow hedges where the hedged item has not yet been recognized in income.

s) Advertising Costs

The cost of advertising is expensed as incurred, except for cooperative advertising obligations, which are expensed at the time the related sales are recognized and the advertising credits are earned. Cooperative advertising obligations are classified as a revenue reduction or cost of sale in accordance with the Revenue Recognition Topic of the FASB ASC. Advertising costs are recorded in selling, general and administrative expenses. During fiscal 2010, the Company incurred $6.3 in advertising costs (2008—$16.0; 2009—$11.0). During fiscal 2010, the Company incurred $1.7 in cooperative advertising obligations (2008—$4.7; 2009—$3.2).

t) Product Warranties

The Company’s product warranties are generally for periods up to fifteen months. At the time revenue is recognized, a provision for estimated warranty costs is recorded as a component of cost of sales. The warranty accrual represents the Company’s best estimate of the costs necessary to settle future and existing claims on products sold as of the balance sheet date based on the terms of the warranty, which vary by customer and product, historical product return rates and estimated average repair costs. The Company periodically assesses the adequacy of its recorded warranty provisions and adjusts the amounts as necessary.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

u) Recent Accounting Pronouncement

In June 2009, the United States Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162 (the “Codification”, or “FASB ASC”). The FASB ASC will be the single source of authoritative non-governmental GAAP. In addition, any rules or interpretive releases of the SEC are also sources of GAAP for SEC registrants as provided under authority of federal securities laws. The FASB ASC is effective for interim and annual periods ending after September 15, 2009. All pre-Codification GAAP are superseded as described in FASB Statement No. 168. All other accounting literature not included in the Codification is non-authoritative. The Company adopted the Codification in fiscal 2010. The Codification did not have an impact on the Company’s Consolidated Financial Statements other than updating references. The Company has updated references to the FASB ASC, as appropriate.

In September 2006, the FASB issued the Fair Value Measurements and Disclosure Topic of the FASB ASC. This Topic defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB amended this Topic to exclude fair value requirements on leases and delayed the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted certain provisions of the Topic in fiscal 2009. In fiscal 2010, the Company adopted the provisions previously deferred by the Topic, relating to non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. The adoption of these provisions did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued the Business Combinations Topic of the FASB ASC. This Topic significantly changes the accounting for acquisitions, both at the acquisition date and in subsequent periods. In April 2009, the FASB issued an amendment to this Topic, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This Topic is effective for public companies for fiscal years beginning on or after December 15, 2008. The Company adopted this amended Topic in fiscal 2010, on a prospective basis. The adoption did not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued an amendment to the General Intangibles Other Than Goodwill Topic of the FASB ASC. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company adopted this amendment in fiscal 2010. The requirements of the amendment are to be applied prospectively to intangible assets acquired after the effective date. As a result, the adoption did not have a material impact on the Company’s financial position or results of operations.

In June 2008, the FASB issued an update to the Derivative and Hedging Topic. The objective of this update is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This Topic outlines how an entity shall evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock using the following two-step approach: (1) evaluate the instrument’s contingent exercise provisions, if any. (2): evaluate the instrument’s settlement provisions. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. At May 1, 2009, the fair value of the affected warrants was determined to be less than $0.1. Therefore the initial adjustment resulted in a decrease of $1.0 to the Company’s warrant equity for the initial grant date fair value and a corresponding increase to the opening deficit for the cumulative effect of the change in value. See Note 21 for additional disclosure.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

In December 2008, the FASB issued additional guidance on the Defined Benefit Plans Topic of the FASB ASC, as it relates to employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company adopted this Topic in fiscal 2010. The adoption of this Topic has increased the disclosures in the fiscal 2010 year-end financial statements related to the assets of the Company’s defined benefit pension plans as described in Note 27.

In April 2009, the FASB issued an amendment to the Financial Instruments Topic of the FASB ASC, which requires disclosures about fair value of financial instruments in interim as well as annual financial statements. This amended Topic is effective for periods ending after June 15, 2009. The Company adopted this amended Topic in fiscal 2010. The adoption of this Topic did not have a material impact on the Company’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) Topic 2009-05, the Fair Value Measurements and Disclosure Topic of the FASB ASC. This Topic provides amendments to subtopic 820-10, Fair Value Measurements and Disclosure—Overall, for the fair value measurement of liabilities. This Topic provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. The guidance in this Topic was effective for the first reporting period, including the interim period, beginning after issuance, which was the Company’s quarter ended October 31, 2009. This Topic did not have a material impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality will no longer be within the scope of guidance in the Software—Revenue Recognition Subtopic of the FASB ASC. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to adopt this ASU in fiscal 2012. The Company is currently evaluating the effect that the adoption of this ASU will have on its Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-13, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU provides amendments to the criteria in the Revenue Recognition—Multiple-Element Arrangements Subtopic of the FASB ASC. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to adopt this ASU in fiscal 2012. The Company is currently evaluating the effect that the adoption of this ASU will have on its Consolidated Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

In May 2009, the FASB issued the Subsequent Events Topic of the FASB ASC. This Topic establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Topic sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date. This Topic is effective for interim or annual periods ending after June 15, 2009. The Company adopted this Topic in fiscal 2010. The adoption of this Topic did not have a material impact on the Company’s financial position or results of operations. In February 2010, the FASB issued ASU 2010-09, which, among other items, removed the requirement to disclose the date through which subsequent events have been evaluated for entities who file financial statements with the Securities and Exchange Commission. This amendment was effective upon issuance and did not have a material impact on the Company’s Consolidated Financial Statements.

3. DERIVATIVES AND HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company utilizes certain derivative financial instruments, including forward contracts, to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company does not use derivative contracts for speculative purposes.

In accordance with the Derivatives and Hedging Topic of the FASB ASC, the Company’s forward contracts are carried on the Company’s Consolidated Balance Sheets at fair value, and are reflected in other current assets or accounts payable and accrued liabilities, as appropriate. The Company currently does not designate forward contracts as cash flow hedges; therefore gains and losses associated with any derivatives are recognized in net income (loss), immediately within other income (expense) on the Consolidated Statements of Operations. At April 30, 2010, the Company held forward contracts to buy $2.8 U.S dollar equivalent, in Euros and Australian dollars. As well, the Company held forward option contracts to sell $12.9 U.S. dollar equivalent, in British pounds sterling and Canadian dollars. All of the Company’s outstanding forward contracts have a term of one month or less. At April 30, 2010, the Company recorded an unrealized loss on fair value adjustments on the outstanding forward contracts of $0.1. The forward contracts are classified as Level 2 financial liability, as described in Note 4. The Company did not hold any such contracts at April 30, 2009.

As described in Note 18, the Company has credit agreements which bear interest based on LIBOR. As a result the Company is exposed to changes in interest rates. To mitigate this risk, the Company entered into an interest swap agreement in fiscal 2008. The interest rate swap expired in October 2009.

As described in Note 21, the Company has certain derivative liabilities associated with its warrants. The instruments are carried in the long-term liabilities section on the Consolidated Balance Sheets.

As described in Note 22, the Company had Convertible, Redeemable Preferred Shares. The instruments were carried in mezzanine on the Consolidated Balance Sheets. As part of the IPO, these instruments were converted into common shares on April 27, 2010.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

4. FAIR VALUE MEASUREMENTS

The Company has adopted the Fair Value Measurements and Disclosure Topic of the FASB. This Topic applies to certain assets and liabilities that are being measured and reported on a fair value basis. The Fair Value Measurements Topic defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. This Topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Topic requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at April 30, 2010
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$30.0	$—	$30.0
Restricted cash	2.3	—	—	2.3

	$2.3	$30.0	$—	$32.2

Liabilities
Derivative liability instrument	$—	$—	$1.0	$1.0
Forward contracts	—	0.1	—	0.1

	$—	$0.1	$1.0	$1.1

The Company’s financial instruments include cash and cash equivalents, restricted cash, bank indebtedness, accounts receivable, accounts payable, amounts due to (from) related parties, net investment in sales-type leases, long-term debt, derivative instruments and foreign exchange forward contracts. Due to the short-term maturity of cash and cash equivalents, restricted cash, accounts receivable, bank indebtedness, amounts due to (from) related parties, and accounts payable, the carrying value of these instruments is a reasonable estimate of their fair value. Foreign exchange contracts are carried at fair value and reflects the estimated amount that the Company would pay in an orderly transaction between market participants to settle all outstanding contracts at year-end. This fair value represents a point-in-time estimate that may not be relevant in predicting the Company’s future earnings or cash flows. At April 30, 2010, the fair value of the first lien term loan and second lien term loan was approximately 95% of the principal balance outstanding.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2010:

		Net Realized/ Unrealized (Gains) Losses included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	April 30, 2010
	May 1, 2009	Earnings	Other
Liabilities
Derivative liability instrument	$8.4	$(7.4)	$—	$—	$—	$1.0

As further described in Note 21, the fair value of derivative instruments is determined by management and reflects the present value of the obligation and the likelihood of contingent events occurring.

Credit risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash equivalents, restricted cash, accounts receivable, other receivables and sales-type lease receivables. Cash equivalents are invested in government and commercial paper with investment grade credit rating. The Company is exposed to normal credit risk from customers. However, the Company has a large number of diverse customers to minimize concentrations of credit risk. No customer represented more than 10% of accounts receivable at April 30, 2009 and April 30, 2010.

Interest rate risk

The Company is exposed to interest rate risk primarily on its credit facilities which bear interest at LIBOR.

The Company is not exposed to other significant interest rate risk due to the short-term maturity of its monetary assets and current liabilities. The Company’s sales-type lease receivables have fixed future cash flows and are therefore not exposed to significant interest rate risk.

Foreign currency risk

The Company is exposed to currency rate fluctuations related primarily to its future net cash flows from operations in Canadian dollars, British pound sterling and Euros. The Company uses foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables, payables and intercompany balances. These contracts are not entered into for speculative purposes, and are not treated as hedges for accounting purposes. Foreign currency contracts are recorded at fair value. Related foreign currency gains and losses are recorded in other income (expense), net, in the Consolidated Statements of Operations and offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Non-derivative and off-balance sheet instruments

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. As of April 30, 2009 and April 30, 2010, there were no outstanding commitments to extend credit to third parties or financial guarantees outstanding other than letters of credit. Letters of credit amounted to $0.6 as of April 30, 2010 (April 30, 2009—$0.8). The estimated fair value of letters of credit, which is equal to the fees paid to obtain the obligations, was insignificant as of April 30, 2009 and April 30, 2010.

5. MERGER TRANSACTION

On August 16, 2007, the Company acquired all of the outstanding shares of Inter-Tel, a full-service provider of business communications solutions, for US$25.60 per Inter-Tel share in cash representing a total purchase price of approximately $729.9.

In order to finance the acquisition, the Company issued 307,087 new Class 1 Preferred Shares (Note 22), and received gross cash proceeds of $300.0 from a seven year senior secured first lien credit agreement (Note 18), and cash proceeds of $130.0 from an eight year senior secured second lien credit agreement (Note 18). The combined proceeds, along with $195.8 of Inter-Tel’s cash, were used to consummate the purchase of Inter-Tel, retire all existing convertible notes, fund secondary selling by certain shareholders and terminate the put rights held by the holders of the 10,000,000 redeemable common shares and the redeemable preferred shares.

Changes in the Company’s debt and equity structure arising from the merger transaction were as follows:

i)	each existing Series A Preferred Share was amended and converted into 0.000871 of a Class 1 Preferred Share and 0.0178663 of a Common Share; the entire class of shares was subsequently deleted from the Company’s articles of incorporation;

ii)	each existing Series B Preferred Share was converted into 0.112 common shares before it was partially redeemed for cash and the entire class of shares was subsequently deleted from the Company’s articles of incorporation;

iii)	the $55.0 of convertible notes were repaid with $66.0 of cash plus accrued interest, and the warrants issued in connection with the convertible notes were modified as described further in Note 23 (iii);

iv)	each existing redeemable common share was purchased for cancellation; and

v)	the warrants issued for $15.0 on September 21, 2006, were repurchased for $20.0.

The aggregate consideration for the merger transaction, including direct acquisition costs of $12.2, totaled approximately $742.1. The acquisition was accounted for as a purchase where the deemed purchase price was allocated to the underlying tangible and identifiable assets and liabilities acquired based on their respective fair values on the acquisition date, and any excess purchase price allocated to goodwill. The values of certain assets and liabilities were based on preliminary valuations and were subject to adjustment as additional information was obtained in the 12-month period following the date of acquisition. In fiscal 2009, the Company recorded adjustments to goodwill and an impairment of this goodwill, which are described further in Note 14.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The following is a summary of the purchase price allocation as of the acquisition date:

Purchase Price Allocation
Tangible assets:
Current assets	$326.0
Property, plant and equipment	35.0
Net investment in sales-type leases	33.6
Other assets	37.9

Total tangible assets acquired	432.5

Liabilities:
Current liabilities	121.1
Deferred tax liability	114.2
Other liabilities	55.2

Total liabilities assumed	290.5

Fair value of net tangible and monetary assets	142.0

In-process research and development	5.0

Intangible assets:
Customer relationships	99.7
Developed technology	78.8
Trade name	2.3

180.8

Goodwill	414.3

Purchase price, including acquisition costs	$742.1

The Company allocated $180.8 million to intangible assets (including customer relationships, developed technology and trade name) based on management’s best estimate. These intangible assets are being amortized over their weighted-average estimated useful lives of eight years, eight years and two years, respectively. In addition, the Company allocated $5.0 million to in-process research and development, which was expensed during the year-ended April 30, 2008.

None of the goodwill, intangible assets or in-process research and development amounts are expected to be deductible for tax purposes.

The primary reason for the acquisition, and the factors that contributed to the recognition of goodwill, relate to Inter-Tel’s managed service offerings and developed network across the U.S. that, when combined with Mitel’s product portfolio, existing customers, and global reach, positions the combined Company as a leading provider of unified communications solutions. The merger created a larger company that enables access to new growth opportunities and the ability to expand from the SME sector into the large business IP communications market. All of the goodwill was recorded in the Company’s US operating segment.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Inter-Tel’s results of operations are included in the Statement of Operations of the combined entity as of the date of acquisition. The following unaudited pro forma financial information presents the Company’s results for the year-ended April 30, 2008, as if the Inter-Tel acquisition had occurred at the beginning of the period:

April 30, 2008
Revenue	$825.7
Net income (loss)	$(12.3)
Earnings (loss) per common share—basic	$(7.50)
Earnings (loss) per common share—diluted	$(7.50)

These pro forma results have been prepared for comparative purposes only and include the following adjustments:

•	Additional estimated depreciation and amortization expense as a result of identifiable intangible assets arising from the acquisition

•

Additional interest expense on first and second liens, bearing interest at LIBOR. The adjustment is based on the rate that was in effect on the date of acquisition and the effect on net income of a 1/8% variance in LIBOR would be $0.5

•

Reduction in interest expense on convertible notes, bearing interest at LIBOR, which were paid off as a result of the acquisition. The adjustment is based on the rate that was in effect on the date of acquisition and the effect on net income of a 1/8% variance in LIBOR would be $0.1

•	Elimination of fair value adjustment on derivative liability embedded in preferred A and B shares that were redeemed and converted immediately prior to the acquisition

•	Tax provision based on consolidated tax rate of 30%

The pro forma results include non-recurring charges such as in-process research and development expense, and acquisition related expenses incurred by Inter-Tel including costs of $6.3, and $3.5, for the year-ended April 30, 2008.

The pro forma results are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods and are not necessarily representative of future results.

As part of its integration efforts, the Company implemented restructuring actions post-acquisition, which resulted in the termination of employees across functional groups and around the world and the closure of certain facilities. The Company recorded liabilities in 2008 of $8.1 consisting of $7.6 for employee separation costs and $0.5 to the closure of redundant facilities. The remaining liability balance of $2.8M which existed at April 30, 2008 was paid in 2009 and no balance remains outstanding. Integration, merger and related costs are described further in Note 7. Other restructuring actions that have not been included in the purchase price allocation are also described further in Note 7.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

6. RELATED PARTY TRANSACTIONS

Significant related party transactions not otherwise disclosed in the financial statements consist of the following:

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, “the Matthews Group”) are significant common shareholders of the Company. In addition, the Matthews Group holds certain warrants and options and, prior to their conversion in April 2010, held a portion of the Class 1 Preferred Shares outstanding. Significant transactions with companies controlled by or related to Dr. Matthews include the following:

BreconRidge Manufacturing agreement

On August 31, 2001, the Company sold its manufacturing operations, comprising plant, equipment, workforce and certain liabilities, to BreconRidge Manufacturing Solutions Corporation (“BreconRidge”), a company in which Dr. Matthews held a significant interest. During fiscal 2004, BreconRidge vacated premises that had been subleased from the Company pursuant to the sale. In fiscal 2008, it became evident that certain sublease income that was included in previous estimates would no longer be realized, and as a result a loss of $1.0 was recorded. In fiscal 2009, the Company provided for the remainder of the lease which resulted in a loss of $0.3.

In connection with the sale of the manufacturing operations, the Company entered into a supply agreement dated August 31, 2001, whereby BreconRidge provided certain products and services under terms and conditions reflecting prevailing market conditions at the time the agreement was entered into. The initial term of the agreement was for six years with an extended term expiring on June 20, 2008. The Company entered into a replacement agreement with BreconRidge which became effective June 30, 2008. Under the terms of the supply agreement, BreconRidge has agreed to not unreasonably refuse to accept requests from the Company to purchase the Company’s raw material inventory at fair value, before turning to third party suppliers for raw material procurement. During fiscal 2010, the Company purchased $47.3 of products and services (2008—$83.9; 2009—$50.1) and sold $0.4 of raw material inventory (2008—$3.0; 2009—$1.1) under this agreement. As of April 30, 2010, balances payable pursuant to this agreement amounted to $6.6 (April 30, 2009—$6.2) and balances receivable pursuant to this agreement amounted to $0.7 (April 30, 2009—$0.7).

Under the terms of the supply agreement, the Company is required to purchase from BreconRidge certain tools used in the manufacturing process and, as such, the Company owns these assets. These manufacturing tools are capitalized as part of fixed assets and are depreciated over their estimated useful lives. During fiscal 2010, there were no manufacturing tools purchased from BreconRidge (2008—$0.3; 2009—$nil).

In May 2010, the Matthews Group and other BreconRidge shareholders sold their interest in BreconRidge to Sanmina-SCI. As a result, BreconRidge will not be a related party to the Company for fiscal 2011. The Company does not currently anticipate significant changes in its manufacturing supply agreement with BreconRidge as a result of this transaction.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Leased properties

In March 2001, the Company and Brookstreet Research Park Corporation (“BRPC”), a company controlled by Dr. Matthews, entered into a lease agreement for the Company’s Ottawa-based headquarter facilities, under terms and conditions reflecting prevailing market conditions at the time the lease was entered into. The lease agreement is for ten years, expiring in March 2011.

See Note 19 for disclosure of related party rental expense, sublease income, committed future minimum lease payments and future sublease income. As of April 30, 2010, balances due to BRPC related to the lease agreement amounted to $0.7 (April 30, 2009—$0.5 due from).

Prepaid License and Investment Agreement

On April 25, 2006, the Company entered into an agreement with Natural Convergence Inc. (“NCI”), a company in which Dr. Matthews had a significant ownership interest, to purchase convertible debentures for $0.9.

Under this agreement, the Company’s entire $0.9 balance of debentures and $0.1 accrued interest was automatically converted into NCI Class C Preferred Shares at a 5% discount in accordance with the terms of the agreement. Following the conversion, and upon exercising its warrants issued under the original agreements, the Company received 8,467,523 Class C Preferred Shares and acquired 600,000 common shares. At April 30, 2009 and April 30, 2010, the Company had a combined ownership of 5.6% in NCI but did not exert significant influence over NCI. Accordingly, the $0.9 investment recorded on the Consolidated Balance Sheets, within investments and other assets, at April 30, 2009 was accounted for using the cost method.

In addition to the financing agreement described above, the Company also purchased $0.1 of products and services from NCI for the year ended April 30, 2010 (2008—$0.7, 2009—$1.4). The related net balance payable at April 30, 2010 was $Nil (April 30, 2009—$0.1).

In fiscal 2010, NCI entered receivership. As a result, the Company recorded an asset impairment charge of $0.9 with the full amount of the investment written off to special charges on the Company’s Consolidated Statements of Operations. In addition, the Company also wrote off $0.3 related to prepaid expenses, receivables and deferred product costs.

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $2.2 and $1.1, respectively, for the year ended April 30, 2010 (2008—$0.6 and $2.8, respectively; 2009—$1.1 and $2.2, respectively). The net balances receivable as a result of these transactions was $1.5 (2009—$0.4).

Summary of the Mathews Group transactions

In total, as at April 30, 2009 and April 30, 2010, amounts receivable from related parties of the Matthews Group were $1.6 and $2.3, respectively, which are included in other current assets, and amounts payable to related parties of the Matthews Group were $6.2 and $7.2, respectively.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The Francisco Group

Francisco Partners Management, LLC and certain of its affiliates (collectively, “the Francisco Group”) are significant common shareholders of the Company. In addition, the Francisco Group holds certain warrants and options and, prior to their conversion in April 2010, held a portion of the Class 1 Preferred Shares outstanding. Significant transactions with companies controlled by or related to the Francisco Group include the following:

Second Lien Debt

During fiscal 2010, an affiliate of the Francisco Group purchased $21.2 in principal of the outstanding second lien term debt held by a third party. Interest of $0.5 was expensed during the year relating to the second lien debt held by the Francisco Group.

7. SPECIAL CHARGES

During fiscal 2008, the Company recorded pre-tax special charges of $8.6 as a result of actions post-acquisition of Inter-Tel in order to improve the Company’s operational efficiency and realign its business segments. The components of the charge included $4.3 of employee severance and benefits incurred in the termination of 74 employees around the world, $0.9 of accreted interest related to lease termination obligations and $3.4 related to additional lease terminations in the period.

During fiscal 2009, the Company recorded pre-tax special charges of $20.3, as a result of actions taken to lower its operating cost structure. The components of the charge included $10.8 of employee severance and benefits incurred in the termination of approximately 450 employees around the world, $0.5 of accreted interest related to lease termination obligations, $7.4 related to additional lease terminations in the period and $1.6 in assets written off.

During fiscal 2010, the Company recorded pre-tax special charges of $5.1, as part of continued actions to lower its operating cost structure. The components of the charge included $2.5 of employee severance and benefits incurred in the termination of approximately 20 employees around the world, $0.5 of accreted interest related to lease termination obligations, and $0.9 related to additional lease terminations in the period. The Company wrote off $1.2 in assets related to the termination of a product line in the current year. Payment of workforce reduction liabilities is expected to be complete within the next twelve months. The lease termination obligations incurred in the current and prior fiscal years will be reduced over the remaining term of the leases. As a result of our restructuring activities, in the current and prior fiscal years, the Company has a balance of $3.0 representing the long-term portion of the lease obligations, which is recorded in deferred revenue and other liabilities on the Consolidated Balance Sheets.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The following table summarizes details of the Company’s special charges and related reserve during fiscal 2008, fiscal 2009 and fiscal 2010:

Description	Workforce Reduction	Lease Termination Obligation	Assets Written off	Total
Balance of provision as of April 30, 2007	$1.2	$4.0	$—	$5.2
Fiscal 2008:
Charges	4.3	4.3	—	8.6
Cash payments	(4.4)	(2.3)	—	(6.7)
Foreign currency impact	—	0.2	—	0.2

Balance of provision as of April 30, 2008	$1.1	$6.2	$—	$7.3

Fiscal 2009:
Charges	10.8	7.9	1.6	20.3
Cash payments	(8.8)	(5.4)	—	(14.2)
Assets written off	—	—	(1.6)	(1.6)
Foreign currency impact	(0.4)	(0.6)	—	(1.0)

Balance of provision as of April 30, 2009	$2.7	$8.1	$—	$10.8

Fiscal 2010:
Charges	2.5	1.4	1.2	5.1
Cash payments	(5.2)	(3.0)	—	(8.2)
Assets written off	—	—	(1.2)	(1.2)
Foreign currency impact	0.3	—	—	0.3

Balance of provision as of April 30, 2010	$0.3	$6.5	$—	$6.8

Integration costs and merger-related expenses

Integration and merger-related transaction expenses for the year ended April 30, 2010 totaled $0.1 (2008—$7.4, 2009—$3.0) and principally consisted of legal and consulting fees incurred in the period relating to the acquisition of Inter-Tel, as well as other incremental and non-recurring internal costs directly related to the acquisition.

8. SEGMENT INFORMATION

General description

Mitel’s portfolio of solutions provide advanced voice, video and data communications platforms, desktop phones and Internet appliances, applications for customer relationship management and mobility, messaging and multimedia collaboration. The Company’s reportable segments are represented by the four geographic areas: United States, Canada, Caribbean and Latin America (CALA), Europe, Middle East and Africa (EMEA), and Asia Pacific. These reportable segments were determined in accordance with how management views and evaluates the Company’s business.

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker as defined by the Segment Reporting Topic of the FASB ASC. The CEO evaluates the performance of the segments and allocates resources based on information provided by the Company’s internal management system.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The primary financial measure of performance used by the CEO is the contribution margin, which includes segment revenues less the related cost of sales and direct selling costs. The Company does not allocate research and development, marketing, general and administrative expenses, amortization, stock-based compensation expense and one-time charges to its segments as management does not use this information to measure the performance of the operating segments. These unallocated expenses are included in shared and unallocated costs in the reconciliation of operating results. In addition, total asset information by segment is not presented because the CEO does not use such segmented measures to allocate resources and assess performance. Inter-segment sales are based on fair market values and are eliminated on consolidation. With the exception of contribution margin defined above, the accounting policies of reported segments are the same as those described in the summary of significant accounting policies.

Business segments

Financial information by geographic area for fiscal years 2008, 2009 and 2010 is summarized below. External revenues are attributed to geographic area based on sales office location:

	United States	Canada and CALA	EMEA	Asia Pacific	Corporate and Other	Total
Fiscal 2008
Revenue
Telecommunications	$359.9	$51.8	$216.4	$14.0	$—	$642.1
Network services	49.9	—	—	—	—	49.9

	409.8	51.8	216.4	14.0	—	692.0

Contribution margin	162.7	18.9	81.6	2.5	—	265.7
Shared and unallocated costs	—	—	—	—	(272.8)	(272.8)

Operating income (loss)	$162.7	$18.9	$81.6	$2.5	$(272.8)	$(7.1)

Fiscal 2009
Revenue
Telecommunications	$413.6	$50.4	$184.7	$13.3	$—	$662.0
Network services	73.1	—	—	—	—	73.1

	486.7	50.4	184.7	13.3	—	735.1

Contribution margin	167.1	21.0	66.8	3.5	—	258.4
Shared and unallocated costs	—	—	—	—	(530.3)	(530.3)

Operating income (loss)	$167.1	$21.0	$66.8	$3.5	$(530.3)	$(271.9)

Fiscal 2010
Revenue
Telecommunications	$355.6	$44.0	$159.5	$13.3	$—	$572.4
Network services	75.5	—	—	—	—	75.5

	431.1	44.0	159.5	13.3	—	647.9

Contribution margin	152.6	18.5	61.0	2.4	—	234.5
Shared and unallocated costs	—	—	—	—	(183.3)	(183.3)

Operating income (loss)	$152.6	$18.5	$61.0	$2.4	$(183.3)	$51.2

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Geographic information

Revenues from external customers are attributed to the following countries based on location of the customers:

	2008	2009	2010
Canada	$40.5	$35.4	$32.2
United States	409.3	487.2	432.0
United Kingdom	170.5	128.1	110.3
Other foreign countries	71.7	84.4	73.4

	$692.0	$735.1	$647.9

Geographic long-lived asset information is based on the physical location of the assets as of the end of each fiscal period. The following table sets forth long-lived assets by geographic areas:

	April 30, 2009			April 30, 2010
	Property and Equipment	Goodwill	Intangible and Other Assets	Property and Equipment	Goodwill	Intangible and Other Assets
Canada	$12.1	$4.0	$4.7	$10.8	$4.0	$5.1
United States	7.1	128.8	140.2	3.2	128.8	118.0
United Kingdom	2.2	1.7	—	2.8	1.7	—
Other foreign countries	0.3	—	—	0.2	—	—

	$21.7	$134.5	$144.9	$17.0	$134.5	$123.1

Concentrations

The Company sells its products and services to a broad set of enterprises ranging from large, multinational enterprises, to small and mid-sized enterprises, government agencies, health care organizations and schools. Management believes that the Company is exposed to minimal concentration risk since the majority of its business is conducted with companies in numerous diverse industries. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for its accounts receivable. In some cases, the Company will require payment in advance or security in the form of letters of credit or third-party guarantees. No single customer accounted for more than 10 percent of the Company’s revenue for the periods ended April 30, 2008, April 30, 2009 and April 30, 2010.

BreconRidge and one other independent supplier manufacture a significant portion of the Company’s products. The Company is not obligated to purchase products from these specific suppliers in any specific quantity, except as the Company outlines in forecasts or orders for products required to be manufactured by these companies. The Company’s supply agreements with these suppliers results in a concentration that, if suddenly eliminated, could have an adverse effect on the Company’s operations. While the Company believes that alternative sources of supply would be available, disruption of its primary sources of supply could create a temporary, adverse effect on product shipments. Finally, the Company may be obligated to purchase certain excess inventory levels from BreconRidge that could result from the Company’s actual sales of product varying from forecast. As of April 30, 2010, there was excess inventory of $nil (2008—$2.9, 2009—$1.1) for which the Company was liable, and has been recorded in due to related parties.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

9. DIVESTITURES

Sale of U.K. land and building

On August 31, 2005, the Company sold land and building relating to its U.K. subsidiary for cash consideration of $12.4 (£7.1), resulting in a pre-tax gain of $7.3 (£4.2). The transaction included a commitment for the Company to lease back a portion of the property, which provided the Company with more than a minor part but less than substantially all of the use of the property, and thereby qualified the transaction as a sale-leaseback arrangement under the Leasing Topic of the FASB ASC. As a result, the Company entered into a six-month interim lease and a ten-year long-term lease for a portion of the property sold. Accordingly, $5.8 of the gain has been deferred and will be amortized over the combined term of the leases (10 1/2 years). The remaining gain of $1.5 was recognized immediately at the time of the sale and included in gain on sale of assets. The deferred and unamortized balance at April 30, 2009 and April 30, 2010 was $3.0 and $2.3, respectively.

Sale-Leaseback of Reno Facility

In fiscal 2008, the Company sold an office building and surrounding land located in Reno, Nevada. The Company also signed an agreement to lease back the building for a ten year period, with options for two five year extensions at then current market rates. The sales price was $20.2, of which $19.7 was received in cash. The remaining $0.5 was due if certain water rights were subsequently obtained by the purchaser. The carrying value of the building at the date of sale was approximately $19.5, resulting in a net gain on sale of approximately $0.2. The provision for income taxes relating to the sale of the land and buildings was $4.5. In fiscal 2009, the Company collected $0.4 of the contingent consideration, which was recorded as a reduction in selling, general and administration (“SG&A”) on the Consolidated Statements of Operations.

10. OTHER CURRENT ASSETS

The following are included in other current assets as of April 30, 2009 and April 30, 2010.

	April 30, 2009	April 30, 2010
Prepaid expenses and deferred charges	$18.7	$23.7
Unbilled receivables	18.8	7.3
Other receivables, including related party receivables	5.5	6.3
Service inventory	4.7	6.7

	$47.7	$44.0

11. INVENTORIES

	April 30, 2009	April 30, 2010
Raw materials and work in process	$5.1	$5.1
Finished goods	40.9	30.0
Less: provision for inventory	(12.9)	(8.4)

	$33.1	$26.7

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

12. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases represents the value of sales-type leases presently held under the TotalSolution® program. The Company currently sells the rental payments due to the Company from some of the sales-type leases. The Company maintains reserves against its estimate of potential recourse for the balance of sales-type leases and for the balance of sold rental payments remaining unbilled. The following table provides detail on the total net balances in sales-type leases:

	April 30, 2009	April 30, 2010
Lease balances included in accounts receivable, net of allowances of $4.1 (2009—$3.3)	$10.5	$9.3
Net investment in sales-type leases:
Current portion, net of allowances of $1.5 (2009—$1.5)	30.2	33.8
Long-term portion, includes residual amounts of $4.9 (2009—$2.7); net of allowances of $1.3 (2009—$1.4)	29.2	29.2

Total investment in sales-type leases, net of allowances of $6.9 (2009—$6.2)	69.9	72.3
Sold rental payments remaining unbilled (subject to limited recourse provisions), net of lease recourse liability reserves of $7.9 (2009—$9.9)	205.8	177.0

Total balance of sales-type leases and sold rental payments remaining unbilled, net of allowances and reserves	$275.7	$249.3

Total allowances and reserves for entire lease portfolio (including lease recourse liabilities)	$16.1	$14.9

Reserve levels are established based on portfolio size, loss experience, levels of past due accounts and periodic detailed reviews of the portfolio. Recourse on the sold rental payments is contractually limited to a percentage of the net credit losses in a given annual period as compared to the beginning portfolio balance for a specific portfolio of sold leases. While the Company’s recourse is limited, the Company maintains reserves at a level sufficient to cover all anticipated credit losses. The aggregate reserve for uncollectible lease payments and recourse liability represents the reserve for the entire lease portfolio. These reserves are either netted from accounts receivable, netted against current or long-term “investment in sales type-leases” or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period:

	Year Ended April 30, 2009	Year Ended April 30, 2010
Sales of rental payments	$73.4	$62.6
Sold payments remaining unbilled at end of year	$215.7	$184.9

Sales of rental payments represents the gross selling price or total present value of the payment stream on the sale of the rental payments to third parties. During fiscal 2010, the Company recorded a gain on the sale of rental payments of $8.1 (2008—$13.4; 2009—$10.5). Sold payments remaining unbilled at the end of the year represents the total balance of leases that is not included in the Consolidated Balance Sheets. The Company does not expect to incur any significant losses in excess of reserves from the recourse provisions related to the sale of rental payments. The Company is compensated for administration and servicing of rental payments sold.

At April 30, 2010, future minimum lease payments related to the sold rental streams remaining unbilled are: 2011—$68.9, 2012—$53.6, 2013—$37.4, 2014—$19.5, 2015—$5.5.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

At April 30, 2010, future minimum lease receipts due from customers related to the lease portfolio included in the April 30, 2010 Consolidated Balance Sheet are: 2011—$23.7, 2012—$13.6, 2013—$10.1, 2014—$7.8, 2015—$5.9.

13. PROPERTY AND EQUIPMENT

	April 30, 2009	April 30, 2010
Cost:
Equipment	$69.8	$56.0
Less: accumulated depreciation
Equipment	48.1	39.0

	$21.7	$17.0

As of April 30, 2010, equipment included leased assets with cost of $8.1 (2009—$10.7) and accumulated depreciation of $4.2 (2009—$5.5) and equipment utilized in the provision of Managed Services (see Note 2(e)) with cost of $0.8(2009—$0.8) and accumulated depreciation of $0.7 (2009—$0.4). Depreciation expense recorded in fiscal 2010 amounted to $9.7 (2008—$13.5; 2009—$12.2).

14. GOODWILL

	April 30, 2009	April 30, 2010
Balance, beginning of the year	$420.7	$134.5
Foreign currency impact	(0.3)	—
Adjustment resulting from change in estimates	5.9	—
Adoption adjustment for uncertain tax positions	(0.2)	—
Revaluation of deferred taxes	(7.1)	—
Impairment	(284.5)	—

Balance, end of year	$134.5	$134.5

Gross amount	$419.0	$419.0
Accumulated impairment loss	(284.5)	(284.5)

Goodwill, net	$134.5	$134.5

The Company performs its impairment tests of goodwill annually in the fourth quarter. The fair value of each reporting unit is estimated using a combination of the market approach and the income approach. Under the market approach, a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of each reporting unit is calculated and compared to market participants to corroborate the results of the calculated fair value. Under the income approach, discounted cash flows for each reporting unit are used to estimate the fair value of the reporting unit. The Company generally selects the fair value of the reporting unit using the average of the results under the two approaches. The estimate of fair value of the reporting units involves significant assumptions regarding revenue growth rates, gross margin percentages, projected working capital needs, SG&A expense, Research and Development (“R&D”) expense, capital expenditures, discount rates and terminal growth rates. Changes in these assumptions could materially affect the results of the Company’s assessment.

In fiscal 2010, the Company concluded that there was no impairment since the fair value determinations of the reporting units were found to exceed the carrying values.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

During fiscal 2009, the fair value of each of the reporting units was determined by an independent appraiser with significant inputs and judgments provided by management. Due to the economic downturn and its impact on consumer spending, the Company lowered its expected cash flow forecasts and this, combined with significantly lower market multiples as a result of the general decline in global capital markets, resulted in a decline in the fair value of the Company’s US reporting unit. Accordingly, the carrying amount of the goodwill exceeded the implied fair value and an impairment charge of $284.5 was recorded on the Consolidated Statements of Operations. This non-cash goodwill impairment charge did not affect the Company’s liquidity, cash flows or future operations.

15. INTANGIBLE ASSETS (net)

	April 30, 2009	April 30, 2010
Cost:
Patents, trademarks and other	$11.0	$12.8
Customer relationships	99.9	99.9
Developed technology	78.8	78.8
Trade name	2.3	2.3

	192.0	193.8

Less: accumulated amortization
Patents, trademarks and other	6.3	7.7
Customer relationships	22.0	34.0
Developed technology	16.8	26.7
Trade name	2.0	2.3

	47.1	70.7

	$144.9	$123.1

During fiscal 2008, the Company recorded approximately $180.8 of intangible assets related to the acquisition of Inter-Tel. The amount represents the fair value of the customer relationships, developed technology, and trade name. The intangible assets have a weighted-average useful life of eight years, eight years and two years.

Amortization of intangible and other assets was $18.1, $25.4 and $23.6 in fiscal 2008, fiscal 2009 and fiscal 2010, respectively. The estimated amortization expense related to intangible assets in existence as of April 30, 2010, over the next five years is as follows: fiscal 2011—$23.7; fiscal 2012—$23.3; fiscal 2013—$23.0 and fiscal 2014—$22.7, fiscal 2015—$22.4 and thereafter—$6.5. The Company does not allocate intangible assets to its segments, as management does not use this information to measure the performance of the operating segments.

16. BANK INDEBTEDNESS

On August 16, 2007, in connection with the acquisition of Inter-Tel, the Company secured a five-year, $30 million revolving credit facility, none of which was drawn at April 30, 2010 as the Company used proceeds from the IPO to repay this debt (April 30, 2009—$30.0). Under the revolving credit facility, borrowings are available in both U.S dollars and Canadian dollars, and include letters of credit. The revolving credit facility currently bears interest at LIBOR plus 3 1/4% and is fully secured by the Company’s assets.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Included in bank indebtedness as at April 30, 2010 is $0.1 (April 30, 2009—$0.2) relating to a bank loan which will be fully repaid during the next fiscal year.

The Company has letters of credit outstanding of $0.6 at April 30, 2010 (April 30, 2009—$0.2). Included in the total letters of credit is $0.3, issued in the U.K. under a $1.5 (£1.0) unsecured facility, with the remaining $0.3 issued in Canada and secured with cash.

17. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30, 2009	April 30, 2010
Trade payables	$35.7	$27.5
Employee-related payables	23.3	17.9
Restructuring, warranty and other provisions	9.7	6.2
Other accrued liabilities	57.2	56.1

	$125.9	$107.7

18. LONG-TERM DEBT

	April 30, 2009	April 30, 2010
First lien, interest at LIBOR plus 3.25%, payable quarterly, seven year term maturing August 16, 2014, secured by all Company assets	$289.6	$215.5
Second lien, interest at LIBOR plus 7%, payable upon maturity, eight year term maturing August 16, 2015, secured by all Company assets	129.7	129.8
Capital leases, at interest rates varying from 5.6% to 11.6%, payable in monthly installments, with maturity dates of up to four years, secured by the leased assets	4.9	4.0
Other	0.4	0.4

	424.6	349.7
Less: current portion	4.0	4.0

	$420.6	$345.7

On August 16, 2007, the Company borrowed, from a syndicate of lenders, $300 under a seven-year term First Lien Credit Agreement and $130 under an eight-year Second Lien Credit Agreement. In addition, under the First Lien Credit Agreement, the Company secured a five-year, $30 revolving credit facility, as described in Note 16. The credit agreements bear interest based on LIBOR and are fully secured by all of the Company’s assets. During the year, LIBOR ranged from 0.2500% to 1.0625% (2009—1.1875% to 3.4375%).

In April 2010, the Company used a portion of the proceeds from the IPO to repay the $30.0 outstanding balance on the revolving credit facility and used $72.0 of the proceeds to repay a portion of the first lien term loan.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The first lien term loan requires annual principal payments totaling $2.0, payable quarterly, with the balance due at maturity in 2014. The second lien term loan is repayable at maturity in 2015. The credit agreements have customary default clauses, wherein repayment of one or more of the credit agreements may be accelerated in the event of uncured default. The proceeds from the issuance of equity or debt, and proceeds from the sale of Company assets, as well as excess annual cash flows (as defined in the agreements), may also be required to be used, in whole or in part, to make mandatory prepayments under the First Lien Credit Agreement and, once the first lien term loan is repaid, under the Second Lien Credit Agreement.

The credit agreements contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of Consolidated Total Debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain non-recurring, non-cash or other charges, referred to as Consolidated EBITDA (as calculated under the first and second lien credit agreements), (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, (f) limitations on the payment of dividends and (g) limitations on capital expenditures. The maximum Consolidated Total Debt to Consolidated EBITDA ratio under the First Lien Credit Agreement was initially 7.10:1.00 and decreases quarterly to 2.00:1.00 in 2014. The ratio for fiscal 2011 ranges from 4.60:1 to 3.90:1. The Second Lien Credit agreement has a maximum Consolidated Total Debt to Consolidated EBITDA ratio covenant that is higher than the covenant under the First Lien Credit Agreement.

As of April 30, 2009 and April 30, 2010, the Company was in compliance with all of the covenants included in the credit agreements.

Interest expense related to capital leases, was $0.5 in fiscal 2010 (2008—$0.2; 2009—$0.3). Future minimum lease payments as of April 30, 2010 under capital leases total $4.1 of which $2.2, $1.3, $0.5 and $0.1 relate to fiscal years 2011 to 2014, respectively. Interest costs of $0.5 are included in the total future lease payments.

19. COMMITMENTS AND GUARANTEES

Operating leases

The Company leases certain equipment and facilities under third party operating leases. The Company is also committed under related party leases and subleases for certain facilities (see Note 6). Rental expense and sub-lease income on operating leases were as follows:

	2008	2009	2010
Rental expense
Arms-length	$20.1	$17.8	$17.3
Related party	7.3	5.7	6.6

Total	$27.4	$23.5	$23.9

Rental income
Arms-length	$2.2	$1.6	$0.6
Related party	0.5	0.7	0.1

Total	$2.7	$2.3	$0.7

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Future minimum operating lease payments and future sublease income are as follows:

	Future Lease Payments			Future Sub-lease Income
Fiscal year	Arms-length	Related Party		Arms-length	Related Party
2011	$14.4	$6.3		$0.2	$—
2012	11.4	—		—	—
2013	7.9	—		—	—
2014	6.4	—		—	—
2015	4.9	—		—	—
Thereafter	17.3	—		—	—

Total	$62.3	$6.3	(1)	$0.2	$—

(1)	In fiscal 2011 the Company’s lease term for its Ottawa office ends with a related party.

Guarantees

The Company has the following major types of guarantees that are subject to the accounting and disclosure requirements of the Guarantees Topic of the FASB ASC:

Product warranties

The Company provides its customers with standard warranties on hardware and software for periods up to fifteen months. The following table details the changes in the warranty liability:

	April 30, 2009	April 30, 2010
Balance, beginning of year	$2.4	$2.3
Warranty costs incurred	(1.4)	(1.0)
Warranties issued	1.3	1.3
Change in estimated warranty costs	—	(1.0)

Balance, end of year	$2.3	$1.6

Intellectual property indemnification obligations

The Company enters on a regular basis into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of these intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the Consolidated Financial Statements with respect to these guarantees.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Bid and performance related bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At April 30, 2009 and April 30, 2010, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was insignificant. At April 30, 2010, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $4.8 (April 30, 2009—$5.5).

20. CONTINGENCIES

In March 2007, the Company entered into a settlement agreement with a competitor regarding the competitor’s patent infringement claim. The settlement required Mitel to make payments totaling $19.7 over a five-year period ending in fiscal 2012. At April 30, 2010, $3.5 (April 30, 2009—$3.5) has been recorded in accounts payable and accrued liabilities as current and $3.1 (April 30, 2009—$5.9) was recorded in the litigation settlement obligation on the Consolidated Balance Sheets.

On February 27, 2008, the Company issued a statement of claim against one of its customers for non-payment of invoices arising from the provision of hardware, software and services. The customer responded with a counterclaim for a return of amounts paid plus other un-quantified costs. The Company believes that the counterclaim is without merit and continues to evaluate and defend the case vigorously.

Prior to the acquisition of Inter-Tel, certain former independent distributors of products of a manufacturing company whose partial assets were purchased by Inter-Tel in 2000 brought suit against Inter-Tel asserting that it was liable for, among other things, breaches of the underlying dealer agreements between the plaintiffs and the seller. In April 2010, the Company negotiated a settlement with the plaintiffs in this suit, which included a cash payment to the plaintiffs.

The Company is also party to a small number of other legal proceedings, claims or potential claims arising in the normal course of business. In the opinion of the Company’s management and legal counsel, any monetary liability or financial impact of such claims or potential claims to which the Company might be subject after final adjudication would not be material to the consolidated financial position of the Company, its results of operations or its cash flows. In circumstances where the outcome of the lawsuit is expected to be unfavorable, the Company has recorded a provision for the expected settlement amount. Where the expected settlement amount is a range, the Company has provided for at least the minimum amount of the range.

21. DERIVATIVE INSTRUMENTS

Class 1 Preferred Shares

As further described in Note 22, the Company issued 307,087 and 9,668 Convertible, Redeemable Preferred Shares (“Class 1 Preferred Shares”) on August 16, 2007 and January 18, 2008, respectively. The Preferred Shares were subject to mandatory conversion upon the closing of a qualified public offering, or at the option of the holder. A qualified IPO would result if an IPO raised a minimum of $100.0 at $38.25 per share or more. If a qualified IPO was not completed by August 16, 2014, the Class 1 Preferred Shares would have been subject to mandatory redemption for an amount that is the greater of the “Net Accreted Value”, as defined in Note 22, or the value of the common shares into which the Class 1 Preferred Shares were convertible.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Pursuant to the Derivative and Hedging Topic of the FASB ASC, since the holders of the Preferred Shares had the ability to receive cash for an amount equal to the value of the common shares into which the Class 1 Preferred Shares would convert in the event of a mandatory redemption on August 16, 2014, the entire conversion option was separately accounted for as a derivative liability. The derivative was originally recorded at fair value, and subsequent changes in fair value were recorded in the Consolidated Statements of Operations. The fair value of the derivative was determined using the lattice-binomial model. On April 27, 2010, the underlying Preferred Shares were converted into common shares at the option of the holder and, as a result, the fair value of the derivative liability became $nil immediately prior to conversion, which resulted in a gain of $8.4 being recorded in the Consolidated Statements of Operations. In fiscal 2009, the Company used the following assumptions: five year life (2008—seven years), interest rate of 2.00% (2008—3.00%), volatility of 85% (2008—76.6%) and no dividends (2008—none), in order to value these instruments, which resulted in a gain of $100.2 in fiscal 2009 (2008—gain of $6.0)

Warrants issued in connection with Series A Preferred Shares

As a result of adopting the Derivative and Hedging Topic of the FASB ASC, on May 1, 2009, the Company was required to reclassify the fair value of certain warrants from equity into a derivative instruments liability as the warrants are exercisable in a currency other than U.S. dollars. The May 1, 2009 impact of this resulted in a $1.0 increase to accumulated deficit and a $1.0 decrease to warrants in the equity section. The initial issuance of 333,334 warrants are exercisable at any time at the option of the holder, have a cashless exercise feature and expire in April 2011. The initial exercise price of the warrants was C$18.75 per share. The warrants contain customary anti-dilution provisions. As a result of these provisions, at April 30, 2010 there were 440,918 warrants outstanding with an exercise price of C$14.18 per share. The fair value of the warrants was determined using the Black-Scholes model and the following assumptions: one-year life (May 1, 2009—two-years), interest rate of 1.81% (May 1, 2009—0.8%), volatility of 65% (May 1, 2009—85%), and no dividends. In fiscal 2010, the Company recorded a net expense of $1.0 (2009—$nil). The Company records the warrants at fair value at each reporting period, with the change in fair value recorded in the Consolidated Statements of Operations.

Preferred A and B Shares

As described further in Note 22, since a portion of the redemption price of the Series A and B Preferred Shares was indexed to the common share price of the Company, an embedded derivative existed which was bifurcated and accounted for separately. The derivative component relating to both the Series A and B Preferred Shares was valued at $70.0 just prior to the Inter-Tel acquisition. Upon completion of the merger transaction, the derivative liability was reversed, resulting in a gain in the Company’s Consolidated Statements of Operations of $58.6 and a credit to accumulated deficit of $11.4 for the year ended April 30, 2008.

22. CONVERTIBLE, REDEEMABLE PREFERRED SHARES

Class 1 Preferred Shares

In connection with the merger transaction with Inter-Tel, the Company issued 307,087 and 9,668 Class 1 Preferred Shares on August 16, 2007 and January 18, 2008, respectively, for cash consideration of $1,000 per share, together with attached common stock purchase warrants. The warrants entitled the holders of the Class 1 Preferred Shares to purchase an aggregate of 1,504,214 common shares of the Company at an exercise price of $19.74 per share (see Note 23 iv). The warrants are immediately exercisable and expire five years from the original issuance date. The relative fair value of each warrant on the date of issuance of $4.05 was allocated from the net proceeds on issuance of the shares and is recorded as a component of shareholders’ deficiency.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The holders of the Class 1 Preferred Shares were entitled to non-cumulative dividends if and when declared by the Board of Directors of the Company. The amount of any dividends declared was determined as the amount that the holders of Class 1 Preferred Shares would have received by way of dividends paid on the common shares had they converted their Class 1 Preferred Shares into common shares. No dividends were declared for the period the Class 1 Preferred Shares were outstanding.

In addition to voting as a class in respect of matters pertaining to that class, the holders of the Class 1 Preferred Shares were entitled to vote together with the common shares. Each Class 1 Preferred Share entitled the Class 1 Preferred Shareholder to the number of votes per share equal to the number of common shares that would be issuable on conversion of such Class 1 Preferred Share.

Each Class 1 Preferred Share was convertible at any time, in whole or in part, at the holder’s option without payment of any additional consideration, into a number of common shares that was equivalent to the accreted value of each Class 1 Preferred Share divided by $19.7415. The accreted value of each Class 1 Preferred Share was equal to $1,000 per share increasing at the rate of 8% per annum.

The Company had the right to require the conversion of the issued and outstanding Class 1 Preferred Shares into common shares at the then-applicable conversion ratio immediately prior to, and conditional upon, the closing of a public offering in which the aggregate gross cash proceeds were not less than $100.0 and in which the common shares were listed on and posted for trading, traded or quoted on the Toronto Stock Exchange, the New York Stock Exchange or the Nasdaq Stock Market, provided that the value per Class 1 Preferred Share on an as-converted to common shares basis was equal or greater than: (a) 150% of the “Net Accreted Value”, which was defined as $970.35 per share increasing at the rate of 8% per annum, if the public offering was completed within one year after the issuance of the Class 1 Preferred Shares; (b) 175% of the Net Accreted Value if the public offering was completed after the first anniversary but on or before the end of the second anniversary of the issuance of the Class 1 Preferred Shares; or (c) 200% of the Net Accreted Value if the public offering was completed after the second anniversary of the issuance of the Class 1 Preferred Shares. The Class 1 Preferred Shares were converted in April 2010 under terms as described later in this note.

At any date that was after five years and one day from the original issuance date of the Class 1 Preferred Shares, both the Company and the majority holders of the Class 1 Preferred Shares had a right to require the Company to redeem the shares for cash. The Class 1 Preferred Shares were redeemable by the holders at a redemption amount equal to the “Net Accreted Value” ($970.35 per share increasing at the rate of 8% per annum). The Class 1 Preferred Shares were redeemable by the Company at a redemption amount equal to the greater of the Net Accreted Value and value of common shares into which the Class 1 Preferred Shares were convertible. At any date after seven years from the original issuance date, the Class 1 Preferred Shares were subject to mandatory redemption for an amount that was the greater of the Net Accreted Value or the value of common shares into which the Class 1 Preferred Shares were convertible.

The initial value of the Class 1 Preferred Shares of $307.7, after relative fair value allocation of proceeds between the Class 1 Preferred Shares and warrants, was classified in the mezzanine section of the Consolidated Balance Sheets net of the embedded derivative liability described in Note 21. The difference between the initial carrying amount and the redemption amount was being accreted through deficit over the five-year period to redemption using the effective interest method.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

As a condition to completing the Class 1 Preferred Share financing, as well as the debt financing described in Note 18, on August 16, 2007, each existing Series A Preferred Share was converted into 0.000871 of a Class 1 Preferred Share and 0.0178663 of a common share, and received a return of capital for a total amount of $18.5 (C$20.0). Each existing Series B Preferred Share was converted into 0.112 of a common share, some of which were redeemed in cash for a total of $17.7. Both classes of shares were subsequently and entirely deleted from the Company’s articles of incorporation. As a result of an amendment to the conversion terms of the Series A Preferred Shares made prior to the completion of the Class 1 Preferred Shares financing, the resulting transaction was accounted for as an induced conversion in accordance with the Earnings Per Share Topic of the FASB ASC. Accordingly, the excess of the fair value of consideration paid over the original conversion terms was recorded as a charge to accumulated deficit in fiscal 2008 in the amount of $30.7, of which $1.4 was allocated to the beneficial conversion feature that was recorded as a deemed dividend upon issuance of the Series A Preferred Shares. The Series B Preferred Shares were converted to common shares in accordance with their original terms which included receiving additional shares in the event of conversion occurring more than two years after the issuance date. The issuance of 727,473 additional shares resulted in a beneficial conversion feature of $43.7 recorded as a charge to accumulated deficit in fiscal 2008. Since one of the Company’s Series B Preferred Shareholders exercised its exclusive right to require the Company to redeem half of its 16,000,000 Series B Preferred Shares, a loss of $12.6 was triggered and charged to accumulated deficit in fiscal 2008.

In April 2010, in conjunction with the Company’s IPO, all of the Class 1 Preferred Shares were converted into 27,942,858 common shares. The conversion of these Class 1 Preferred Shares occurred pursuant to amended conversion terms that were agreed to by the holders of the Class 1 Preferred Shares prior to the conversion.

The original terms of the Class 1 Preferred Shares included the right of the Class 1 Preferred Share holders to redeem the Preferred Shares for their full accreted value in August 2012. In addition, the Class 1 Preferred Shares included a conversion feature, at the option of the holder. Subsequent to the IPO, had the Preferred Shares not converted, the common shares issuable upon conversion would have been the accreted value divided by $18.56 per share. The amended terms resulted in conversion of the Preferred Shares into common shares based on the accreted value at the time of conversion ($1,235.03 per share) divided by the IPO offering price of $14.00 per share. As the amended terms resulted in a conversion, the difference between the original conversion terms and the amended conversion terms was recorded as an increase to share capital.

The following table summarizes the activity of the Class 1 Preferred Shares:

	April 30, 2009	April 30, 2010
Carrying value, beginning of year	$208.5	$249.5
Accreted interest	41.0	48.3
Amended conversion feature	—	96.2
Converted to common shares	—	(394.0)

Carrying value, end of year	$249.5	$—

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

23. WARRANTS

The following table outlines the carrying value of warrants outstanding as of April 30, 2009 and April 30, 2010:

	April 30, 2009	April 30, 2010
i) Warrants issued in connection with government funding	$39.1	$39.1
ii) Warrants issued in connection with Series A Preferred Shares (Note 21)	1.0	—
iii) Warrants issued in connection with Senior Secured Convertible Notes	10.5	10.5
iv) Warrants issued in connection with Class 1 Preferred Shares	6.0	6.0

Total warrants outstanding	$56.6	$55.6

i) From fiscal 2003 to fiscal 2006, in exchange for research and development funding of C$55.0 from the Canadian Government, the Company issued warrants to Her Majesty the Queen in Right of Canada. The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date. As of April 30, 2010, there were 2,478,326 warrants outstanding (April 30, 2009—2,478,326).

ii) In connection with the issuance of Series A Preferred Shares in fiscal 2004, the Company issued to the holders of the Series A Preferred Shares warrants to acquire 333,334 common shares of the Company. The warrants are exercisable at any time at the option of the holder, have a cashless exercise feature and expire in April 2011. The initial exercise price of the warrants was C$18.75 per share. The warrants contain customary anti-dilution provisions. As a result of these anti-dilution provisions and the closing of the IPO at $14.0 per share, there were 440,918 warrants outstanding at April 30, 2010 with an exercise price of C$14.18 per share. As a result of adopting the Derivative and Hedging Topic of the FASB ASC, on May 1, 2009, the Company was required to reclassify the fair value of these instruments from equity to a liability due to the warrants being exercisable in a currency other than U.S. dollars. The impact of this adjustment is described in Note 21.

iii) In connection with the issuance of the Senior Secured Convertible Notes on April 27, 2005, the Company issued to the holders warrants to acquire 1,100,000 common shares of the Company. The Senior Secured Convertible Notes were prepaid immediately prior to the completion of the Inter-Tel acquisition in fiscal 2008 and the terms of the warrants were amended and restated. The warrants are exercisable at any time at the option of the holder and expire August 16, 2012. The initial exercise price of these warrants was $19.20 per common share. The warrants have a cashless exercise feature. The warrants contain customary adjustment provisions for stock splits, dividends, subdivisions and combinations, as well as weighted average anti-dilution provisions. As a result of these anti-dilution provisions, at April 30, 2010, there were 1,345,473 warrants outstanding with an exercise price of $15.69 per share.

iv) In connection with the issuance of Class 1 Preferred Shares on August 16, 2007 and January 18, 2008, the Company issued to the holders of the Class 1 Preferred Shares warrants to acquire 1,455,368 and 48,842 common shares, respectively, of the Company. The warrants are exercisable at any time at the option of the holder, have a cashless exercise feature and expire in August 2012. The initial exercise price of the warrants was $19.80 per share. The warrants contain customary anti-dilution provisions. As a result of these anti-dilution provisions, at April 30, 2010, there were 1,806,391 warrants outstanding with an exercise price of $16.48 per share.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

24. SHARE CAPITAL

On March 5, 2010, the shareholders of Mitel Networks Corporation approved several special resolutions in preparation for the Company’s IPO. The shareholders approved an amendment of the articles of incorporation to change Mitel’s issued and outstanding common shares into a smaller amount of common shares through a reverse split of the Company’s common shares. On March 15, 2010, the IPO Committee, a committee of the Company’s Board of Directors, approved a 1-for-15 reverse split of the Company’s common shares to be effected immediately prior to the effective date of the Company’s IPO. Also impacted were the conversion amounts and conversion prices for the Company’s warrants, stock option and deferred stock units (“DSUs”), and adjusted EPS for the periods presented. The Consolidated Financial Statements presented give retroactive effect to the reverse split. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

On March 5, 2010, the shareholders approved amending the articles of incorporation by canceling the authorized and unissued Class 1 and Class 2 Preferred Shares immediately following and conditional upon the conversion of all Class 1 Preferred Shares for common shares. The Class 1 Preferred Shares were converted in April 2010 pursuant to the terms of the amended agreement dated April 27, 2010. As well, the shareholders approved the creation of an unlimited number of preferred shares, which will be issuable in series, and removed the share transfer restrictions as currently set out in the articles of incorporation.

Shareholders’ Agreement

In conjunction with the closing of the IPO, the Company, the Francisco Group and the Mathews Group became parties to a shareholders’ agreement (“the Shareholders’ Agreement”). Under the Shareholders’ Agreement, the Francisco Group is entitled to nominate three members to the Board of Directors provided the Francisco Group controls at least 15% of the outstanding common shares. In addition, the Matthews Group is entitled to nominate two members to the Board of Directors provided the Matthews Group controls at least 10% of the outstanding common shares. In addition, the Francisco Group and the Matthews Group will nominate the Company’s Chief Executive Officer to serve as a member of the Board of Directors, provided the Francisco Group and the Matthews Group each control at least 5% of the outstanding common shares. The Matthews Group and Francisco Group agree to vote their shares in favor of the election of the other party’s nominees. The number of members on the Board of Directors shall be no more than ten.

If the Francisco Group controls less than 15% but more than 10% of the outstanding common shares, they can nominate two directors and if they control less than 10% but more than 5%, they can nominate one director.

If the Matthews Group controls less than 10% but more than 5% of the outstanding common shares, they can nominate one director.

The Shareholders’ Agreement also provides that the Company will not take certain significant actions without the approval of the Francisco Group, so long as the Francisco Group controls 15% of the outstanding common shares. The significant actions include actions related to:

•	amendments to the Company’s articles or by-laws;

•	issuance of securities, with certain exceptions such as the issuance of securities under the 2006 Equity Incentive Plan and in acquisitions that involve an issuance of securities of less than $25.0;

•	declaring or paying dividends or distributions on any securities;

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

•	incurring additional indebtedness;

•	mergers, acquisitions and sales of assets or subsidiaries; and

•	any liquidation, winding-up, dissolution, or other distribution of assets of the Company to its shareholders.

Equity Offerings and Share Purchase Loans

During fiscal 2008, the Company completed an equity offering to certain employees. The Company issued 98,783 common shares at $19.80 per share, for total consideration of $2.0, of which $0.7 was received in cash and $1.3 was covered by employee interest-free loans repayable to the Company over a maximum two-year period from the date of the offering.

The loans allowed eligible employees to purchase common shares in the Company up to a maximum of 20,000 Canadian whole dollars. Shares purchased using Company loans are secured by the underlying shares, repayable by means of payroll deduction over a maximum two year period and non-interest bearing unless there is a default in payment, in which case the loan bears simple interest calculated at 10% per annum. As at April 30, 2010, the outstanding employee share purchase loans receivable balance recorded against shareholders’ deficiency was $nil (April 30, 2009—$0.2).

Stock Option Plans

2001 Stock Option Plan

In March 2001, the Company’s shareholders approved the Mitel Networks Corporation Employee Stock Option Plan (the “2001 Stock Option Plan”) applicable to the Company’s employees, directors, consultants and suppliers, and authorized 1,666,667 shares for issuance thereunder. The options are granted at no less than the fair market value of the common shares of the Company on the date of grant and may generally be exercised in equal portions during the years following the first, second, third and fourth anniversaries of the date of grant, and expire on the earlier of the fifth anniversary and termination of employment.

In fiscal 2009, the Board of Directors approved the extension of the expiry date of certain options granted in 2003 and 2004 calendar years. The expiry date was extended by two years for 604,095 options held by 837 employees such that the options would expire in calendar years 2010 and 2011. In the fourth quarter of 2010, the Board of Directors approved the extension of the expiry date of certain options granted in calendar year 2005. The expiry date was extended by one year for 302,312 options held by 918 employees such that the options would expire in calendar year 2011. The impact on the Company’s Consolidated Financial Statements was not material.

Beginning in September 2006, new stock options and other equity grants will be made under the 2006 Equity Incentive Plan which was approved by the shareholders of the Company and became effective on September 7, 2006. All existing options that have been previously granted under the 2001 Stock Option Plan will continue to be governed under that plan until exercised, termination or expiry.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “2006 plan”) permits grants of stock options, deferred share units, restricted stock units, performance share units and other stock-based awards. Under the 2006 plan, options are generally granted for a fixed number of shares with an exercise price at least equal to the fair market value of the shares at the date of grant. The Company’s Board of Directors has the discretion to amend general vesting provisions and the term of any option, subject to limits contained in the plan. Up to March 5, 2010, the options vest 25% each year over a four year period on the anniversary date of the grant and expire in the fifth year. On March 5, 2010, the 2006 Equity Incentive Plan was amended such that options granted subsequent to March 5, 2010 will vest 1/16th over each of the first 16 quarters, and expire seven years after the date of grant. No options were granted in fiscal 2010 under this amendment. On March 5, 2010, the shareholders passed a resolution to amend the 2006 Equity Incentive Plan to fix the maximum number of common shares available for issuance under the 2006 Equity Incentive Plan and all other security-based compensation arrangements at 5,600,000 common shares, subject to an annual increase of such maximum number of up to three percent (3%) of the then outstanding common shares of the Company. Common shares subject to outstanding awards under the 2006 plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan.

The number of options to purchase common shares available for grant at April 30, 2010 was 2,939,648 options (2009—2,126,064).

In the second quarter of fiscal 2010, the Company modified all of the outstanding options so that the exercise price is $3.75 per share with exercise periods extending to 2015. As a result of this modification, the Company immediately recorded $0.4 of additional expense and anticipates recording $0.7 additional expense over the remaining vesting period of these options. The total intrinsic value of options exercised during the year ended April 30, 2010 was $0.1 (April 30, 2009 and April 30, 2008—nil).

Following is a summary of the Company’s stock option activity under both stock option plans and related information.

	Fiscal 2008		Fiscal 2009		Fiscal 2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Balance, beginning of year:	1,496,305	$15.30	1,951,487	$16.05	2,083,416	$14.55
Granted	588,522	19.35	312,305	10.50	777,291	4.78
Exercised	(1,842)	15.45	(434)	13.05	(33,743)	4.16
Forfeited	(65,719)	18.30	(78,590)	16.20	(89,889)	5.63
Expired	(65,779)	28.20	(101,352)	16.05	(96,143)	10.72

Balance, end of year:	1,951,487	$16.05	2,083,416	$14.55	2,640,932	$4.02	(1)

Number of options exercisable	827,909	$15.90	807,944	$13.95	1,144,161	$4.23	(1)

Weighted average fair value of options granted during the year using the Black-Scholes option pricing model		$12.45		$3.30		$1.35	(1)

(1)	Weighted average exercise prices are impacted by the modification in the second quarter as described above

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The following table summarizes information about the Company’s stock options outstanding and exercisable on April 30, 2010:

April 30, 2010
Total outstanding				Total exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
$3.75	2,551,297	2.71 years	$20.8	1,103,218	1.87 years	$9.0
$4.29	867	4.19 years	—	—	—	—
$14.83	19,109	0.98 years	—	19,109	0.98 years	—
$16.35	36,687	4.61 years	—	—	—	—
$16.76 – 22.98	32,972	1.86 years	—	21,834	1.70 years	—

	2,640,932		$20.8	1,144,161		$9.0

The aggregate intrinsic value of outstanding and exercisable stock options represents the amount by which the fair value of the common shares exceeds the exercise price of in-the-money options. The amount is based on the fair value of the shares at April 30, 2010, which is assumed to be the price that would have been received by the option holders had all stock option holders exercised and sold their options on April 30, 2010.

Additional information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Unvested at April 30, 2009	1,275,472	$13.59
Granted	777,291	4.78
Vested	(466,103)	13.59
Forfeited	(89,889)	5.63

Unvested at April 30, 2010	1,496,771	$4.17	(1)

(1)	Weighted average exercise prices are impacted by the modification in the second quarter as described above

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Income (loss) per share

The following table sets forth the computation of basic and diluted loss per share:

	2008	2009	2010
Net income (loss), as reported	$12.6	$(193.5)	$37.2
Accreted interest on the Class 1 Preferred Shares	(26.5)	(41.0)	(48.3)
Amended conversion of Class 1 Preferred Shares	—	—	(96.2)
Deemed dividend relating to amortization of beneficial conversion feature on Series A preferred shares	(1.4)	—	—
Gain on redemption of redeemable common shares	6.0	—	—
Charges to deficit on conversion of Redeemable Preferred Shares	(74.2)	—	—

Net loss attributable to common shareholders	$(83.5)	$(234.5)	$(107.3)

Weighted average number of common shares outstanding—basic	12,409,027	14,315,474	14,712,642
Weighted average number of common shares outstanding—diluted	12,409,027	14,315,474	14,712,642

Income (loss) per common share—basic	$(6.73)	$(16.38)	$(7.30)
Income (loss) per common share—diluted	$(6.73)	$(16.38)	$(7.30)

As a result of the net losses attributable to common shareholders incurred during fiscal 2008, 2009 and 2010, the following potentially dilutive securities have been excluded from the calculation of diluted loss per common share, because to do so would have been anti-dilutive:

(Number outstanding)	2008	2009	2010
Stock options	1,009,072	218,933	2,374,876
Warrants	2,478,326	2,478,326	2,478,326
Convertible, redeemable preferred shares	316,755	316,755	316,755	(1)

(1)	The convertible, redeemable Preferred Shares were converted into common shares during April 2010

As a result of the exercise price being greater than the average market price of the common shares, the following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive:

(Number outstanding)	2008	2009	2010
Stock options	942,415	1,864,483	66,354
Warrants	1,904,208	1,837,541	3,592,782

Additionally, for fiscal years 2008 and 2009, warrants to acquire 1,100,000 common shares, which could potentially dilute basic earnings per share in the future, were also excluded from the above table since they were contingently issuable and since the conditions for issuance had not been met by the end of the period. For fiscal 2010, the warrants were excluded in the diluted EPS calculation because the exercise price exceeds the average market price of the common shares and as such, they are included in the table above.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Deferred Share Unit Plans

In December 2004, the Company granted DSUs to certain executive members of the Company. The number of DSUs that may be awarded to each participant is equal to 15% of the participant’s annual salary less the maximum amount of the participant’s eligible retirement savings plans contributions in that particular taxable year. Since the participant will receive a lump sum payment in cash upon termination of employment, the award must be classified as a liability and re-measured to reflect changes in the market price of the common shares until settlement. For the year ended April 30, 2010, there were 37,540 DSUs awarded to executives with a fair value of $0.4 recorded as a liability (2009—35,232 DSUs and $0.1 recorded as a liability). The compensation expense recorded in fiscal 2010 to reflect a change in common share fair value was $0.4 (2008—$nil; 2009—income of $0.4).

25. OTHER INCOME (EXPENSE), NET

	2008	2009	2010
Foreign exchange gains (losses), net	$0.6	$(3.2)	$(0.3)
Interest income	0.8	1.8	0.7
Amortization of gain on sale of assets	0.6	0.6	0.5
Other expenses	(0.4)	—	—

	$1.6	$(0.8)	$0.9

26. INCOME TAXES

Details of income taxes are as follows:

	2008	2009	2010
Income (loss) before income taxes:
Canadian	$28.8	$99.3	$32.5
Foreign	(27.9)	(311.9)	(3.8)

	$0.9	$(212.6)	$28.7

Current income tax (expense) recovery:
Canadian	$—	$—	$—
Foreign	0.3	0.7	(4.1)

	0.3	0.7	(4.1)
Deferred income tax (expense) recovery:
Canadian	$—	$—	$—
Foreign	11.4	18.4	12.6

	$11.7	$19.1	$8.5

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The income tax (expense) recovery reported differs from the amount computed by applying the Canadian rates to the income (loss) before income taxes. The reasons for these differences and their tax effects are as follows:

	2008	2009	2010
Expected tax rate	35.3%	33.3%	32.7%

Expected tax benefit (expense)	$(0.3)	$70.9	$(9.4)
Foreign tax rate differences	1.8	1.6	0.9
Tax effect of temporary differences and losses not recognized	(9.8)	3.2	10.4
Use of losses not previously recognized	5.7	—	3.4
Recognition (write-off) of deferred tax asset	—	5.9	—
Permanent differences	14.3	(61.2)	1.9
Tax refunds and other adjustments related to prior years	—	(1.3)	1.3

Income tax (expense) recovery	$11.7	$19.1	$8.5

The tax effect of components of the deferred tax assets and liabilities are as follows:

	April 30, 2008	April 30, 2009	April 30, 2010
Assets:
Net operating loss and credit carry-forwards	$99.7	$114.3	$105.1
Allowance for doubtful accounts	0.9	0.6	3.4
Inventories	0.5	0.4	1.9
Restructuring and other accrued liabilities	21.6	23.3	7.9
Pension liability	2.1	3.0	19.7
Revenue recognition	5.4	7.7	10.0
Lease obligations and long-term debt	2.6	0.9	4.7
Property and equipment	4.7	—	—
Intangible and other assets	16.7	22.4	35.4

Total deferred tax assets	154.2	172.6	188.1

Lease obligations	(56.2)	(37.0)	(38.2)
Acquisition intangibles	(68.1)	(61.8)	(64.1)
Property and equipment	—	(17.4)	(9.1)

Total deferred tax liabilities	(124.3)	(116.2)	(111.4)

Total gross deferred tax assets net of total deferred tax liabilities	29.9	56.4	76.7
Valuation allowance	(121.1)	(119.0)	(127.6)

Net deferred tax liabilities	$(91.2)	$(62.6)	$(50.9)

The valuation allowance primarily relates to deferred tax assets of Mitel Networks Corporation and certain subsidiaries with operating loss carry-forwards and tax credit carry-forwards for tax purposes that are not more likely than not to be realized. The net change in the total valuation allowance is a net increase of $8.8 and a net decrease of $2.3 for the fiscal year ended April 30, 2010 and 2009, respectively. The net increase and net decrease in the valuation allowance resulted mainly from the changes within certain subsidiaries’ deferred tax asset balances related to book liabilities such as pension, restructuring reserves as well as utilization of net operating losses. For the fiscal year ended April 30, 2009, it was determined that recognition of certain deferred tax assets in the amount of $5.8 was required since the net deferred tax assets related to these liabilities will be utilized in the near term. In addition, $3.5 of US net operating losses will expire and were written off for both the deferred tax assets and valuation allowance in fiscal 2009.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The Company and its subsidiaries had the following tax loss carry forwards and tax credits:

	April 30, 2010
Year of Expiry	Tax Losses	Tax Credits
2011	$52.8	$—
2012	30.8	—
2013	23.1	5.7
2014	23.4	—
2015	24.9	—
2016-2023	35.9	53.6
Indefinite	109.1	0.9

Total	$300.0	$60.2

These tax loss carry forwards relate to operations in Canada, United States, France, Hong Kong and Barbados. The United States has restrictions on the utilization of $16.6 of these losses related to an acquisition in 2001.

Tax credit carry-forwards relate to the Canadian and United States operations amounting to $49.9 and $10.3 respectively. These credits consist of $49.9 in investment tax credits, $3.9 in research and development credits, $5.5 of state income tax credit and $0.9 in alternative minimum tax credits that can be used to offset future Federal and state income taxes payable.

The Company does not expect that the unremitted earnings of its subsidiaries will be subject to income tax or withholding taxes as it plans to reinvest the earnings of its subsidiaries indefinitely. Accordingly, no provision has been made for potential income tax or withholding taxes on repatriation of subsidiary earnings.

The Company operates in multiple jurisdictions throughout the world and its returns are subject to ongoing examinations by certain taxing authorities in which it operates. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provisions for income taxes. The Company believes that it has adequately provided for tax adjustments that are probable as a result of any ongoing or future examination.

Uncertain tax positions

Accounting for Uncertainty in Income Taxes prescribes the recognition, measurement and disclosure standards for uncertainties in income tax positions. The Company adopted the provisions of the accounting standard for uncertain tax positions on May 1, 2007. As a result of this implementation, the Company recorded an increase of $2.6 to its accumulated deficit.

As of April 30, 2010 and 2009, the Company had $10.2 and $10.7 of unrecognized tax benefits, respectively (excluding interest and penalties). The amount of unrecognized tax benefits at April 30, 2010 and 2009 that would affect the effective tax rate, if recognized, was approximately $4.8 and $4.9.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The following table reconciles the activity related to the Company’s unrecognized tax benefits:

	2009	2010
Opening balance	$11.1	$10.7
Increase related to current year tax positions	1.3	3.4
Decrease related to prior year tax positions	—	(0.4)
Decrease related to settlements with tax authorities	(0.4)	(0.2)
Acquisition related decrease	(0.8)	—
Reductions due to lapse in statute of limitations	(0.3)	(3.3)
Other	(0.2)	—

Closing balance	$10.7	$10.2

The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense. As of April 30, 2010 and 2009, the Company has a balance of $1.3 and $2.1 for the potential payment of interest and penalties, respectively. During the fiscal years April 30, 2010 and 2009, the Company has expensed $0.4 and $1.2 for the potential payment of interest and penalties, respectively.

As of April 30, 2010 and 2009, the Company reported a long term payable of $10.6 and $11.6, respectively. The Company expects that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. The amount of tax and interest related to unrecognized tax benefits is expected to decrease by approximately $1.0 to $3.0. While the Company continues to pursue the settlement of its uncertain tax positions, it is unable to quantify the amounts that will be settled in the next 12 months.

The Company or its subsidiaries file income tax returns in Canada, the United States, the United Kingdom and various other foreign jurisdictions. These tax returns are subject to examination by local taxing authorities. The following summarizes the open years by major jurisdiction: Canada 2006 to 2010 and for specific types of transactions from 2004 to 2010, United States 2006 to 2010 and the United Kingdom 2004 to 2010.

One of the Company’s subsidiaries was under audit by the Internal Revenue Service in the United States for the tax periods 2005 to 2007 and was closed with no adjustments to the income tax returns as filed. The Company is currently under audit by a local tax jurisdiction in the United States for 2006 and 2007 and in France for the years 2006 to 2009. The resolutions of tax matters with these jurisdictions are not expected to be material to the Consolidated Financial Statements.

27. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan, which has been closed to new employees since 2001.

Defined contribution plans

The Company matches the contributions of participating employees to the defined contribution pension plans on the basis of the percentage specified in each plan. The costs of the defined contribution plans are expensed as incurred. In fiscal 2010, the Company made contributions to these plans of $2.1 (2008—$1.7; 2009—$2.9).

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Defined benefit plan

The defined benefit plan provides pension benefits based on length of service and final average earnings. The pension costs of the defined benefit pension plan are actuarially determined using the projected benefits method pro-rated on services and management’s best estimate of the effect of future events. Pension plan assets are valued at fair value. The Company recognizes a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The Company measures plan assets and obligations at its year-end balance sheet date.

In fiscal 2010, a change in valuation assumptions, in particular a change in discount rate, produced an unfavorable impact on the Company’s defined benefit pension plan obligations for the year ended April 30, 2010. The pension liability increased from £65.0 to £113.3 as a result of these changes in assumptions. After the effects of foreign currency translation of British pounds sterling to US dollars, the overall pension liability increased by $77.3 to $173.4 (2009—decrease of $102.8 to $96.1).

The actuarial present value of the accrued pension benefits and the net assets available to provide for these benefits, at market value, were as follows:

	April 30, 2009	April 30, 2010
Change in accrued pension benefits:
Benefit obligation at beginning of year	$198.8	$96.1
Service cost	1.5	0.8
Interest cost	9.6	7.5
Plan participants’ contributions	0.7	0.6
Actuarial (gain) loss	(68.3)	70.4
Benefits paid	(1.5)	(1.9)
Foreign exchange	(44.7)	(0.1)

Benefit obligation at end of year	$96.1	$173.4

Change in plan assets:
Fair value of plan assets at beginning of year	$122.4	$76.0
Actual return on plan assets	(19.3)	25.5
Employer contributions	3.1	3.8
Employee contributions	0.7	0.6
Benefits paid	(1.5)	(1.9)
Foreign exchange	(29.4)	1.3

Fair value of plan assets at end of year	$76.0	$105.3

The following table provides information with respect to the Company’s Projected Benefit Obligation and Accumulated Benefit Obligation, both of which are in excess of plan assets:

	April 30, 2008	April 30, 2009	April 30, 2010
Projected benefit obligation	$198.8	$96.1	$173.4
Accumulated benefit obligation	175.5	80.5	155.6
Fair value of plan assets	122.4	76.0	105.3

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

The Company’s net periodic benefit cost was as follows:

	2008	2009	2010
Current service cost—defined benefit	1.0	1.5	0.8
Interest cost	9.7	9.6	7.5
Expected return on plan assets	(9.7)	(7.9)	(6.1)
Recognized actuarial loss	1.4	2.4	0.3

Net periodic defined benefit cost	$2.4	$5.6	$2.5

The following assumptions were used to determine the periodic pension expense:

	April 30, 2008	April 30, 2009	April 30, 2010
Discount rate	5.50%	5.80%	7.30%
Compensation increase rate	3.00%	3.50%	3.00%
Investment returns assumption	7.75%	7.70%	7.30%
Inflation rate	3.00%	3.50%	3.00%
Average remaining service life of employees	18 years	18 years	18 years

The following assumptions were used to determine the net present value of the accrued pension benefits:

	April 30, 2008	April 30, 2009	April 30, 2010
Discount rate	5.80%	7.30%	5.60%
Compensation increase rate	3.50%	3.00%	3.50%
Inflation rate	3.50%	3.00%	3.00%
Average remaining service life of employees	18 years	18 years	18 years

Estimated Future Benefit Payments

The table below reflects the total pension benefits expected to be paid in future years.

Benefit Payments
2011	$1.9
2012	2.0
2013	2.0
2014	2.1
2015	2.2
2016-2020	12.0

Contributions

The Company expects contributions from employees of $0.6 (£0.4) and employer contributions of $3.8 (£2.5) to the pension plan in 2011. The amount of employer contributions required annually is determined every three years, in accordance with U.K regulations. The 2011 contributions is the final year of the current cycle.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions of US dollars, except share and per share amounts)

Plan Assets

The Company’s target allocation and actual pension plan asset allocation by asset category as of April 30, 2009 and April 30, 2010 are as follows:

	2009 Actual	2010 Actual	2010 Target
Equities	80%	80%	80%
Bonds	19%	20%	20%
Cash	1%	—	—

The investment objectives of the pension portfolio of assets (the “Fund”) are designed to generate returns that will enable the Fund to meet its future obligations. The performance benchmark for the investment managers is to earn in excess of the index return in those asset categories, which are actively managed. In setting the overall expected rate of return, the various percentages of assets held in each asset class together with the investment return expected from that class are taken into account. For cash and bonds, the rate used is that derived from an appropriate index at the valuation date. For equities, a model is used which combines price inflation, dividend yield and an allowance for gross domestic product growth.

28. SUPPLEMENTARY CASH FLOW INFORMATION

	2008	2009	2010
Change in non-cash operating assets and liabilities:
Accounts receivable	$14.5	$23.5	$(10.0)
Other current assets	10.1	3.6	12.5
Inventories	(13.4)	13.3	4.7
Accounts payable and accrued liabilities	(75.4)	(28.8)	(10.6)
Deferred revenue and other liabilities	7.8	(6.6)	(15.2)
Change in pension liability	(1.9)	2.4	(1.8)
Due to related parties	(8.9)	(7.7)	0.3
Income and other taxes payable/receivable	1.1	0.4	(0.8)

	$(66.1)	$0.1	$(20.9)

Interest payments	$28.0	$36.8	$27.6
Income tax payments	$2.3	$1.3	$1.4
Disclosure of non-cash activities during the period:
Pension adjustment	$27.8	$(53.6)	$48.3
Warrants issued in connection with financing	$6.0	$—	$—
Accretion of interest on Redeemable Common and Preferred Shares	$26.5	$41.0	$48.3
Amended conversion of Class 1 Preferred Shares	$—	$—	$(96.2)
Conversion of Class 1 Preferred Shares	$—	$—	$(297.8)
Charges to accumulated deficit relating to merger financing transactions	$74.6	$—	$—
Conversion of Series B Preferred Shares to common shares, net of partial redemption	$(38.1)	$—	$—
Conversion of Series A Preferred Shares to common shares	$(5.4)	$—	$—
Common shares issued in exchange for employee loans	$(1.2)	$—	$—
Property and equipment additions financed through capital lease	$—	$4.8	$0.5

SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

AS OF APRIL 30, 2010

(in millions of United States dollars)

		Additions
Description	Balance, Beginning of Period	Charged to expenses	Charged to other accounts (1)	Deductions	Balance, End of Period
Fiscal 2008
Allowance for doubtful accounts	$2.5	$3.3	$8.9	$(0.7)	$14.0
Allowance for sales-type leases and lease recourse liability	$—	$3.0	$17.2	$(3.5)	$16.7
Fiscal 2009
Allowance for doubtful accounts	$14.0	$0.9	—	$(1.7)	$13.2
Allowance for sales-type leases and lease recourse liability	$16.7	$3.5	—	$(7.4)	$12.8
Fiscal 2010
Allowance for doubtful accounts, excluding amounts related to lease receivables	$13.2	$1.4	$(4.1)	$(2.7)	$7.8
Allowance for sales-type leases, allowance for lease receivables and lease recourse liability	$12.8	$4.3	$4.1	$(6.3)	$14.9

(1)	Charged to other accounts for fiscal 2008 relates to a fiscal 2008 acquisition. Charged to other accounts for fiscal 2010 relates to a reclassification between accounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of April 30, 2010. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.

Internal control over financial reporting is a process designed by, or under the supervision of, the CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of April 30, 2010, our management, including the CEO and CFO, completed their evaluation of the effectiveness of our internal control over financial reporting. This evaluation was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified no material weaknesses that existed in the design or operation of our internal control over financial reporting and concluded that our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the U.S. SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In conjunction with our review and evaluation of our internal control over financial reporting during the year ended April 30, 2010, we implemented a number of measures to improve our internal control over financial reporting in various processes. These included, among others, such measures as improvements to our financial statement close process, increased standardization of controls across functions, and further automation of processes. Our management has assessed that, while these changes were an improvement to our control activities, there have not been any changes in the Company’s internal control over financial reporting during the year ended April 30, 2010 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Management continues to monitor our business processes, and expects that it will continue to make improvements to our processes and controls in upcoming periods, in efforts to improve process efficiency and effectively utilize our resources.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers as of June 30, 2010. Unless otherwise indicated below, the business address for each of our directors and executive officers is 350 Legget Drive, Ottawa, Ontario, Canada K2K 2W7.

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation	Number of Securities Beneficially Held
Dr. Terence H. Matthews (1) Ottawa, Ontario, Canada	67	Chairman of the Board	February 16, 2001	Chairman of the Board of Mitel; Chairman of the Board of March Networks	12,187,254

Donald W. Smith Ottawa, Ontario, Canada	62	Chief Executive Officer and Director	April 20, 2001	Chief Executive Officer of Mitel	320,083	(2)

Peter D. Charbonneau (3) Ottawa, Ontario, Canada	56	Lead Director, Chairman of the Audit Committee, Chairman of the Nominating & Governance Committee	February 16, 2001	General Partner of Skypoint Capital Corporation	100,283

Benjamin H. Ball San Francisco, California, United States	44	Director, Chairman of the Compensation Committee, Member of the Nominating & Governance Committee	October 23, 2007	Partner of Francisco Partners Management, LLC	21,493,281	(4)

Andrew J. Kowal (5) San Francisco, California, United States	33	Director, Member of the Nominating & Governance Committee	July 2, 2009	Partner of Francisco Partners Management, LLC	21,493,281	(4)

Jean-Paul Cossart Versailles, France	63	Director, Member of the Audit Committee, Member of the Nominating & Governance Committee	October 23, 2007	Associate Director of Infoteria of France	9,414	(6)

Gilbert S. Palter Toronto, Ontario, Canada	44	Director	April 23, 2004	Chief Investment Officer and Managing Partner of EdgeStone Capital Partners, L.P.	2,496,435	(7)

Norman Stout Phoenix, Arizona, United States	52	Director, Member of Compensation Committee, Member of Nominating & Governance Committee	October 23, 2007	Chairman of Hypercom Corporation	19,740

John McHugh (8) Newcastle, California, United States	49	Director, Member of Compensation Committee, Member of Nominating & Governance Committee	March 12, 2010	Chief Marketing Officer of Brocade Communications	—

Henry L. Perret Austin, Texas, United States	64	Director, Member of the Audit Committee, Member of the Nominating & Governance Committee	March 12, 2010	Retired Executive	—

Paul A.N. Butcher (9) Ottawa, Ontario, Canada	48	President and Chief Operating Officer	February 19, 2001	President and Chief Operating Officer of Mitel	160,749

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation	Number of Securities Beneficially Held
Steven E. Spooner Ottawa, Ontario, Canada	52	Chief Financial Officer	June 20, 2003	Chief Financial Officer of Mitel	86,017	(10)

Graham Bevington Chepstow, Wales, United Kingdom	50	Vice President and Managing Director, Europe, Middle East and Africa Region	June 28, 2006	Vice President and Managing Director, Europe, Middle East and Africa Region of Mitel	26,435	(11)

Richard F. Dell Scottsdale, Arizona, United States	49	President, Mitel U.S.	March 13, 2008	President, Mitel U.S.	12,500

Gwilym Funnell Coogee, NSW, Australia	38	Vice President and Managing Director, Asia-Pacific Region	March 12, 2009	Vice President and Managing Director, Asia-Pacific Region of Mitel	7,520

Ronald G. Wellard Ottawa, Ontario, Canada	52	Executive Vice-President, Product Development and Operations	October 23, 2007	Executive Vice President, Product Development and Operations of Mitel	28,250

(1)	Dr. Matthews routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Dr. Matthews was a director of Ironbridge Networks Corporation, which went into receivership in January 2001.

Includes warrants to acquire 81,901 common shares that are currently exercisable, stock options to acquire 24,743 common shares that are currently exercisable and 12,080,610 common shares owned by Wesley Clover Corporation. Dr. Matthews has voting and investment power over the common shares owned by Wesley Clover Corporation and therefore beneficially owns the common shares held by Wesley Clover Corporation.

(2)	Includes options to acquire 118,333 common shares issuable upon the exercise of options at an exercise price of $3.75 as well as options to acquire 200,000 common shares granted to Mr. Smith from the holdings of Dr. Matthews at an exercise price of C$52.50.
(3)	Mr. Charbonneau routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Charbonneau was a director of METConnex Inc., which filed a notice of intention to file for bankruptcy protection on September 28, 2006. Mr. Charbonneau resigned from the board of METConnex Inc. in June 2007.

Of this total, 2,019 common shares registered to Peter Charbonneau Trust #2, a trust of which Mr. Charbonneau is the sole trustee, and 13,927 common shares registered to Mr. Charbonneau’s spouse, Joan Charbonneau. Includes stock options to purchase 60,000 common shares granted to Mr. Charbonneau from the holdings of Dr. Matthews at an exercise price of C$52.50 and options to acquire 24,237 common shares from us at an exercise price of $3.75.

(4)	Includes warrants to acquire 1,382,126 common shares that are currently exercisable and stock options to acquire 13,609 common shares that are exercisable. Benjamin Ball and Andrew Kowal, both partners of Francisco Partners Management, LLC, have voting and investment power over the common shares owned by each of Francisco Partners, Arsenal Holdco I S.a.r.l. and Arsenal Holdco II S.a.r.l. and therefore beneficially owned the common shares held by each of these entities.
(5)	Mr. Kowal routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Kowal has served as a director of MagnaChip Semiconductor LLC since September 2008. MagnaChip Semiconductor LLC filed for bankruptcy in June 2009.
(6)	Options to acquire 9,414 common shares granted to Scivias s.a.r.l. at an exercise price of $3.75 per share. Mr. Cossart has voting and investment power over the common shares owned by Scivias s.a.r.l.
(7)	Includes stock options to acquire 22,086 common shares that are currently exercisable and warrants to acquire 440,918 common shares that are currently exercisable. Gilbert Palter, partner of EdgeStone Capital Partners, L.P., has voting and investment power over the common shares owned by EdgeStone and therefore beneficially owns the common shares held by EdgeStone Capital Partners, L.P.
(8)	Mr. McHugh took a position as Vice President and General Manager of the Enterprise Data Networking Product Unit for Nortel Networks in December, 2008. In January, 2009, Nortel Networks filed for Chapter 11 Bankruptcy protection in Canada, the United States and the United Kingdom.
(9)	Mr. Butcher was a director of Natural Convergence Inc. from August 2004 to November 2007. Natural Convergence Inc. filed for receivership in July 2009.

Includes options to acquire 66,667 common shares granted to Mr. Butcher from the holdings of Dr. Matthews at an exercise price of C$52.50, and 83,333 common shares issuable upon the exercise of options at an exercise price of $3.75.

(10)	Of this total, 5,100 common shares are registered to the Spooner Children Trust, a trust of which Mr. Spooner is one of three trustees, and 80,917 common shares issuable upon the exercise of options at an exercise price of $3.75.

(11)	Includes 25,017 common shares which are issuable upon the exercise of options at an exercise price of $3.75.

Executive officers are appointed by the board of directors to serve, subject to the discretion of the board of directors, until their successors are appointed.

Dr. Terence H. Matthews is our founder, our Chairman and a shareholder. Dr. Matthews has been a member of our board of directors since February 16, 2001 and has been involved with us and previously with Mitel Corporation (now Zarlink), for over 19 years. In 1972, he co-founded Mitel Corporation and served as its President until 1985 when British Telecommunications plc bought a controlling interest in the company. In 2001, companies controlled by Dr. Matthews purchased a controlling interest in Mitel Corporation’s communications systems division and the “Mitel” trademarks to form Mitel. Between 1986 and 2000, Dr. Matthews founded Newbridge Networks Corporation and served as its Chief Executive Officer and Chairman. Dr. Matthews is also the founder and Chairman of Wesley Clover International Corporation, an investment group with offices in the United Kingdom and Canada with investments in telecommunications, real estate and leisure. In addition, Dr. Matthews is currently Chairman, or serves on the board of directors, of a number of high technology companies including March Networks Corporation, Bridgewater Systems Inc., CounterPath Corporation, TrueContext Corporation and DragonWave Inc. Dr. Matthews holds an honors degree in electronics from the University of Wales, Swansea and is a Fellow of the Institute of Electrical Engineers and of the Royal Academy of Engineering. He has been awarded honorary doctorates by several universities, including the University of Wales, Glamorgan and Swansea, and Carleton University in Ottawa. In 1994, he was appointed an Officer of the Order of the British Empire, and in the Queen’s Birthday Honours 2001, he was awarded a Knighthood.

Donald W. Smith joined us in April 2001 as CEO and a member of our board of directors. Mr. Smith has more than 30 years of experience in the communications technology industry, including over six years at Mitel Corporation (now Zarlink) which he joined in 1979 as a Product Manager and left in 1986, after over four years at the Executive Vice President level. In 1996, Mr. Smith founded and was President and Chief Executive Officer of Cambrian Systems Corporation, a company focusing on metro optical systems. In December 1998, Cambrian Systems was acquired by Nortel Networks Corporation and from then until January 2000, Mr. Smith was Vice President and General Manager of OPTera Solutions, a division of Nortel. In January 2000, Mr. Smith was promoted to President of Optical Internet, Nortel. Mr. Smith holds a Bachelor of Science degree in Engineering from Imperial College, London University.

Peter D. Charbonneau is a General Partner at Skypoint Capital Corporation, an early-stage technology venture capital firm, a position he has held since January 2001. From June 2000 to December 2000, Mr. Charbonneau was an Executive Vice President of March Networks Corporation. Mr. Charbonneau was appointed to our board of directors on February 16, 2001. Prior to his involvement with March Networks Corporation, Mr. Charbonneau spent 13 years at Newbridge acting in numerous capacities including as Chief Financial Officer, Executive Vice President, President and Chief Operating Officer and Vice Chairman. He also served as a member of Newbridge Networks Corporation’s board of directors between 1996 and 2000. Mr. Charbonneau currently serves on the board of directors of a number of other technology companies, including CounterPath Corporation, March Networks Corporation, Canadian Broadcasting Corporation, Teradici Corporation, Trellia Networks Inc. and True Context Corporation. Mr. Charbonneau holds a Bachelor of Science degree from the University of Ottawa and an MBA from University of Western Ontario. He has been a member of the Institute of Chartered Accountants of Ontario since 1979 and in June 2003 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Jean-Paul Cossart is an Associate Director of Infoteria of France, a company that provides technological coaching. He has held this position since 2004. Mr. Cossart was appointed to our board of directors on October 23, 2007. Prior to his involvement with Infoteria, Mr. Cossart was Vice President Strategy and Marketing of Cofratel since 2002, a company that provides PBX and LAN integration for the enterprise market and was a subsidiary of France Telecom. Mr. Cossart also held several positions at Alcatel. Mr. Cossart’s experience has spanned carrier, corporate and consumer markets; telephony, data/internet and broadcast services; and international development, global sales and marketing. Mr. Cossart currently serves on the board of directors of DragonWave Inc. He is also a member of the executive committee of the French chapter of the Institute of Directors, United Kingdom. Mr. Cossart holds an Electronic Engineering degree from Ecole Supérieure d’Electricité.

Gilbert S. Palter is the Chief Investment Officer and Managing Partner of EdgeStone Capital Partners, L.P., a Canadian private equity firm. He has held this position since 1999 prior to which he was the founder, Chief Executive Officer and Managing Director of Eladdan Capital Partners, Inc., a private equity fund targeting middle-market Canadian and U.S. companies. Mr. Palter was appointed to our board of directors on April 23, 2004. Mr. Palter held the position of Vice President at Smith Barney Canada Inc. in 1995 and was Associate Managing Director of Clairvest Group Inc., a TSX-listed private equity fund, from 1993 to 1994. Mr. Palter is a member of the board of directors of a number of companies, including Eurospec Manufacturing Inc., Stephenson’s Rental Services Inc. and the Continental Group and is Chairman of Specialty Catalog Corp. Mr. Palter holds Bachelor of Computer Science and Economics degrees from the University of Toronto and an MBA from Harvard Business School.

Benjamin H. Ball is a Founding Partner of Francisco Partners Management, LLC, which is a leading private equity firm focused exclusively on investing in the information technology market. Mr. Ball focuses primarily on investments in the communications and hardware systems sectors. Mr. Ball was appointed to our board of directors on October 23, 2007. He also serves on the board of directors of Data Connection, Electrical Components International, WatchGuard and WebTrends. Prior to founding Francisco Partners, Mr. Ball was a Vice President with TA Associates where he led private equity investments in the software, semiconductor and communications segments. Earlier in his career, Mr. Ball worked for AEA Investors, a New York-based private equity firm, and also for the consulting firm of Bain & Company. Mr. Ball holds a Bachelor of Arts degree from Harvard College and an MBA from Stanford Graduate School of Business.

Andrew J. Kowal was appointed to our board of directors on July 2, 2009. Mr. Kowal is a Partner with Francisco Partners Management, LLC and has been with the firm since 2001. Mr. Kowal focuses primarily on investments in the semiconductor and hardware systems sectors. He has served on the board of directors of ADERANT Holdings, Inc., Magnachip Semiconductor LLC and Metrologic Instruments, Inc., and was a principal participant in the execution and management of Francisco Partners’ investments in AMI Semiconductor and Ultra Clean Technology. Prior to joining Francisco Partners in 2001, Mr. Kowal was a member of Princes Gate Investors, the private equity arm of the Institutional Securities Division of Morgan Stanley, where he was responsible for the identification, evaluation and execution of private equity transactions in a variety of industries, including information technology and hardware. Mr. Kowal holds a Bachelor of Science in Economics degree, summa cum laude, from The Wharton School, University of Pennsylvania.

Norman Stout is the chairman of Hypercom Corporation, a public company headquartered in Phoenix, Arizona, and has held that position since December 2007. He has been a director of Hypercom Corporation since April 2003. Mr. Stout was appointed to our board of directors on October 23, 2007. He previously held the position of director and Chief Executive Officer of Inter-Tel from February 2006 to June 2008. He began his tenure at Inter-Tel in 1994 as a director. Four years later, he joined Inter-Tel as Executive Vice President, Chief Administrative Officer and President of Inter-Tel Software and Services. Prior to joining Inter-Tel, Mr. Stout was Chief Operating Officer of Oldcastle Architectural Products and since 1996, Mr. Stout also had served as President of Oldcastle Architectural West. Mr. Stout held previous positions as President of Superlite Block; Chief Financial Officer and Chief Executive Officer (successively) of Boorhem-Fields, Inc. of Dallas, Texas; and as a Certified Public Accountant with Coopers & Lybrand. Mr. Stout holds a Bachelor of Business Administration degree in Accounting from Texas A&M and an MBA from the University of Texas.

John McHugh was appointed to our board of directors on March 12, 2010. Mr. McHugh is an enterprise networking industry veteran with almost 30 years of related experience. Mr. McHugh is the Chief Marketing Officer for Brocade Communications Systems, Inc., which offers data center networking and end-to-end enterprise and service provider networking solutions. Prior to his current role, Mr. McHugh was Vice President and General Manager of Nortel Networks Limited’s Enterprise Network Solutions Business Unit and oversaw the restructuring and divestiture of that organization from Nortel. He also served briefly as a consultative executive at Silver Lake Management, L.L.C. where he worked on technology and company evaluations. Mr. McHugh also had a 26-year career at Hewlett-Packard Co., where he held a variety of executive management positions including Vice President and Worldwide General Manager of HP ProCurve. Mr. McHugh was responsible for global operations, sales, channels, marketing, R&D, strategic planning and business development. Mr. McHugh holds a Bachelor of Science in Electrical Engineering and Computer Science from the Rose-Hulman Institute of Technology.

Henry (Hank) Perret was appointed to our board of directors on March 12, 2010. Mr. Perret is recently retired from Zarlink Semiconductor, where he was Senior Vice President and General Manager of the Communication Products Group. Prior to joining Zarlink, Mr. Perret was President and Chief Executive Officer for Legerity, Inc., a communications company, from November 2003 to August 2007. From September 2001 to November 2003, he was the Chief Financial Officer for Legerity. Prior to joining Legerity, Mr. Perret was the Chief Financial Officer for Actel Corporation. Mr. Perret has also had financial roles at Applied Materials, Inc., National Semiconductor Corporation, Raytheon Semiconductor and General Electric Company. Mr. Perret serves on the Board of Directors of the Capital Area Food Bank in Austin and he holds a Bachelor of Science Degree in Business Administration with a concentration in Accounting from San Jose State University.

Paul A.N. Butcher has worked with us and previously with Mitel Corporation (now Zarlink) for over 17 years. Since February 16, 2001, Mr. Butcher has been our President and Chief Operating Officer (“COO”). He was a member of our board of directors from February 2001 until October 2007. From 1998 until February 2001, he was Senior Vice President and General Manager of Mitel Communication Systems, a division of Mitel Corporation (now Zarlink), and from 1997 until 1998, Mr. Butcher was Managing Director for the Europe, Middle East and Africa region of Mitel Corporation where he focused on developing and delivering converged voice and data communications systems and applications for enterprises. Mr. Butcher has considerable international experience, including several European-based assignments as Marketing Director and General Manager of Mitel Communication Systems. Mr. Butcher holds a Hi Tech Diploma from Reading College of Art and Technology.

Steven E. Spooner joined us in June 2003 as CFO. Mr. Spooner has more than 25 years of financial, administrative and operational experience with companies in the high technology and telecommunications sectors. Between April 2002 and June 2003, he was an independent management consultant for various technology companies. From February 2000 to March 2002, Mr. Spooner was President and Chief Executive Officer of Stream Intelligent Networks Corp., a competitive access provider and supplier of point-to-point high speed managed bandwidth. From February 1995 to February 2000, Mr. Spooner served as Vice President and Chief Financial Officer of CrossKeys Systems Corporation, a publicly traded company between 1997 and 2001. Prior to that, Mr. Spooner was Vice President Finance and Corporate Controller of SHL Systemhouse Inc., also a publicly traded company. Mr. Spooner held progressively senior financial management responsibilities at Digital Equipment of Canada Ltd. from 1984 to 1990 and at Wang Canada Ltd. from 1990 to 1992. He is a Chartered Accountant and an honours Commerce graduate of Carleton University. Mr. Spooner also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Graham Bevington has been our Vice President and Managing Director of the Europe, Middle East and Africa Region since February 2001. Between January 2000 and February 2001, Mr. Bevington held the same position for Mitel Corporation (now Zarlink). From 1997 until December 1999, he was Managing Director at DeTeWe Limited. From 1986 until 1997, Mr. Bevington was Sales Director at Shipton DeTeWe Limited.

Richard F. Dell has been actively involved in the telecommunications industry for more than 20 years, working in several capacities including operations, marketing and sales management. Mr. Dell joined Inter-Tel in 1996 as Eastern U.S. Wholesale Sales Manager. He was promoted to National Sales Manager in 1998 and to Vice President, Major Accounts, in 2001. In 2003, Mr. Dell was named Vice President, Sales for Inter-Tel and assumed his current role of President, Mitel USA in March 2008. Prior to joining Inter-Tel, Mr. Dell spent six years as General Manager for TIE Communications, Inc. of Ohio/Indiana and eight years with Executone of Ohio.

Gwilym R. Funnell joined Mitel in May 2002 as General Manager for South Pacific Region. Since May 2008, Mr. Funnell held a role in marketing for the Asia Pacific region and in November 2008 was appointed Vice President and Managing Director, Asia Pacific Region. Prior to that he was the General Manager for March Networks Corporation from August 2001 and between 1990 and 2000 Mr. Funnell held progressively senior positions with Newbridge and its affiliated companies. Following the acquisition of Newbridge Networks Corporation by Alcatel, he held the position of Director of Solutions Marketing for Asia Pacific for the Carrier Internetworking Division. Mr. Funnell has over 19 years of experience in the information technology and telecommunications industry and holds a Bachelor of Engineering Honours degree from University of Manchester Institute of Science and Technology.

Ronald G. Wellard joined us in December 2003 as Vice President, R&D and currently holds the position of Executive Vice-President of Product Development and Operations. Prior to July 2003, Mr. Wellard was a Vice President at Nortel Networks Corporation and held the position of Product Development Director for Meridian Norstar from 1994 to 1999. Mr. Wellard has a Bachelor of Applied Science, Systems Design Engineering degree from the University of Waterloo.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers (as defined under the 1933 Act as noted above), and shareholders owning more than 10% of any class of a company’s outstanding equity shares (other than certain banks, investment funds and other institutions holding securities for the benefit of third parties or in customer fiduciary accounts), to file reports of ownership and changes of ownership with the SEC. Section 16(a) does not apply to us because we are a foreign private issuer under U.S. securities laws.

Code of Ethics

We have established a Code of Business Conduct, or Code, which applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code may be obtained, without charge, either on-line at http://investor.mitel.com/governance.cfm or, upon request, by contacting the “Global Business Ethics and Compliance Office” of the Company at 350 Legget Drive, Ottawa, Ontario, Canada, K2K 2W7, phone number: 613-592-2122.

Audit Committee

The Company’s Board of Directors has an audit committee. Our audit committee is comprised of Messrs. Peter Charbonneau (Chair), Jean-Paul Cossart and Hank Perret. Our board of directors has determined that each of these directors meets the independence requirements of the rules and regulations of the NASDAQ and the SEC. As a U.S. listed issuer, we are not subject to the audit committee independence requirements of Canadian securities laws. The board of directors has determined that each of these directors is financially literate. Peter Charbonneau (Chair) has been identified as an “audit committee financial expert” as such term is defined by applicable U.S. securities laws.

The principal duties and responsibilities of our audit committee are to assist our board of directors in discharging its oversight of:

•	the integrity of our financial statements and accounting and financial process and the audits of our financial statements;

•	our compliance with legal and regulatory requirements;

•	our external auditor’s qualifications and independence;

•	the work and performance of our financial management, internal auditor and external auditor; and

•	our system of disclosure controls and procedures and system of internal controls regarding finance, accounting, legal compliance, risk management and ethics established by management and our board.

Our audit committee has access to all books, records, facilities and personnel and may request any information about our Company as it may deem appropriate. It also has the authority to retain and compensate special legal, accounting, financial and other consultants or advisors to advise the committee.

Our audit committee also reviews and approves related party transactions and prepares reports for the board of directors on such related party transactions.

All members of the audit committee have experience reviewing financial statements and dealing with related accounting and auditing issues. Each current member of the audit committee has the following relevant education and experience:

•

Peter Charbonneau is a general partner in Skypoint Capital Corporation, an early-stage technology venture capital firm. He previously served as the chief financial officer and chief operating officer of Newbridge Networks Corporation. Mr. Charbonneau has also served as a director and audit committee member at numerous companies, including Telus Corporation, March Networks Corporation, TrueContext Corporation, BreconRidge and Cambrian Systems, Inc. From 1977 to 1986, he worked as an accountant at Deloitte & Touche LLP (as it is now known). Mr Charbonneau holds a Bachelor of Science from the University of Ottawa, an MBA from the University of Western Ontario and is a Fellow of the Institute of Chartered Accountants of Ontario.

•

Jean-Paul Cossart is an Associate Director of Infoteria of France, a company that provides technological coaching. Prior to his involvement with Infoteria, Mr. Cossart was Vice President Strategy and Marketing of Cofratel, a former subsidiary of France Telecom that provides PBX and LAN integration for the enterprise market. Mr. Cossart also held several positions at Alcatel-Lucent S.A. and currently serves on the board of directors of DragonWave Inc. He is also a member of the executive committee of the French chapter of the Institute of Directors, United Kingdom. Mr. Cossart holds an Electronic Engineering degree from Ecole Supérieure d’Electricité.

•

Hank Perret recently retired from Zarlink Semiconductor, where he was Senior Vice President and General Manager of the Communication Products Group. Mr. Perret has previously served as Chief Executive Officer and Chief Financial Officer for Legerity, Inc. and has held financial roles at Actel Corporation, Applied Materials, Inc., National Semiconductor Corporation, Raytheon Semiconductor and General Electric Company. Mr. Perret holds a Bachelor of Science Degree in Business Administration with a concentration in Accounting from San Jose State University.

For additional information regarding the education and experience of each member of the audit committee relevant to the performance of his duties as a member of the audit committee see Item 10 “Directors, Executive Officers and Corporate Governance—Executive Officers and Directors”.

Item 11.	Executive Compensation

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F in this Report. Accordingly, we are not required to disclose executive compensation according to the requirements of Regulation S-K that are applicable to U.S. domestic issuers; however, we attempt to comply with the spirit of those rules when possible and to the extent that they do not conflict with required Canadian disclosure.

Compensation Committee

Our board of directors has established a compensation committee, the purpose of which is to assist our board of directors in establishing fair and competitive compensation and performance incentive plans. A majority of the members of the committee are independent directors. Our compensation committee is comprised of Messrs. Benjamin Ball (Chair), John McHugh and Norman Stout. Each of Messrs. Ball and McHugh is an independent director. Norman Stout is non-independent because of his former role as the chief executive officer of Inter-Tel. The compensation committee is responsible for annually reviewing the compensation of our directors, our chief executive officer and certain other senior executives. To ensure an objective process for determining compensation, the compensation committee considers a variety of pre-determined, objective criteria and consults with independent third party advisers. In each case, the committee reviews the compensation received in the most recent period and assesses its appropriateness in the context of the responsibilities and performance of the individuals and industry trends. On this basis, the committee makes its annual compensation recommendations to the board.

In addition to making compensation recommendations to the board, the committee administers our 2001 Stock Option Plan and 2006 Equity Incentive Plan and may periodically recommend the adoption of other incentive compensation plans. The committee also conducts annual reviews of our succession plan, reviews our policies regarding loans to directors and senior officers and monitors and maintains our insider trading policy. To fulfill its mandate, the committee is empowered to retain legal, accounting, financial and other professionals. It is also entitled to full access to our books and records and may require our directors, officers and employees to provide information deemed necessary, by the committee to fulfill its mandate.

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s compensation committee during the fiscal year ending April 30, 2010. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Report with management of the Company and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the information set forth under “Compensation Discussion and Analysis” below be included in this Report.

Respectfully submitted,

Compensation Committee

Benjamin Ball, Chair

John McHugh

Norman Stout

Compensation Discussion & Analysis

Director Compensation

Directors who are not employees receive the annual service retainers and fees for attending meetings set forth below:

Annual service on the board of directors (other than Chair)	C$	25,000
Annual service as Chair of the board of directors	C$	100,000
Annual service as member of the audit committee (other than Chair)	C$	10,000
Annual service as Chair of the audit committee	C$	15,000
Annual service as a member of other standing committees	C$	7,500
Meeting fees (varies depending on whether in person, by phone and by Committee)	C$	500 – $2,000

Directors who are not appointed in their capacity as a representative of an institutional equity interest may elect to receive up to, but no more than, C$20,000 of their annual Board retainer in cash (payable quarterly) with the balance to be received in the form of stock options (or such other equity based compensation, as determined by the compensation committee and the Board). The four directors on our board who are eligible to receive cash as a portion of their retainer are Peter D. Charbonneau, Jean-Paul Cossart, Hank Perret and John McHugh. All other directors receive their compensation in the form of stock options. We expect that the compensation of our directors will be reviewed with the intention that all directors other than our CEO will receive their compensation in a combination of cash or equity awards.

The stock options have been granted pursuant to the 2006 Equity Incentive Plan. The number of stock options granted is calculated using the cash value divided by the Black-Scholes value at the time of grant. There were no options exercised by directors during the fiscal year ended April 30, 2010.

A director who is not also an executive officer is reimbursed for any out-of-pocket expenses incurred in connection with attending board or committee meetings.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its directors, nor has any director received any financial assistance from the Company or any subsidiary.

The following table sets forth a summary of compensation paid during the fiscal year ended April 30, 2010 to our non-executive directors:

Name	Fees earned ($)	Share- based awards ($)	Option- based awards ($)		Non-equity incentive plan awards ($)	Pension value ($)	All other compensation ($) (5)	Total ($)
Benjamin H. Ball	—	—	54,120	(1)	—	—	4,410	58,530
Peter D. Charbonneau	19,770	—	63,017		—	—	13,611	96,398
Jean-Paul Cossart	19,770	—	48,684	(2)	—	—	4,137	72,591
Andrew J. Kowal	—	—	58,816	(1)	—	—	4,410	63,226
Terence H. Matthews	—	—	98,850		—	—	18,826	117,676
John McHugh (3)	—	—	11,875		—	—	—	11,875
Gilbert S. Palter	—	—	34,103	(4)	—	—	14,430	48,533
Henry L. Perret (3)	12,500	—	—		—	—	—	12,500
Norman Stout	—	—	54,120		—	—	19,041	73,161

(1)	Stock options granted in connection with Mr. Ball and Mr. Kowal acting as directors of the Company were granted to Francisco Partners Management, LLC of which Mr. Ball and Mr. Kowal are partners.
(2)	Stock options granted in connection with Mr. Cossart acting as a director of the Company were granted to Scivias S.a.r.l., a company in which Mr. Cossart is a shareholder.
(3)	Mr. McHugh and Mr. Perret were both appointed to the Board in March, 2010.

(4)	Stock options granted in connection with Mr. Palter acting as a director of the Company were granted to EdgeStone of which he is a Principal.
(5)	All Other Compensation consists of the additional Black-Scholes value related to the fiscal 2010 re-pricing of options. The value relating to the Francisco Partners Group options has been split equally between Mr. Ball and Mr. Kowal.

NASDAQ Corporate Governance Rules

Rule 5620(c) of the NASDAQ’s corporate governance rules generally requires that a listed company’s by-laws provide for a quorum for any meeting of the holders of the company’s common shares of at least 33-1/3% of the company’s outstanding common shares. Rule 5605(d) of the NASDAQ’s corporate governance rules generally requires that the compensation of a listed company’s executive officers must be determined, or recommended to the board of directors for determination, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate or by a compensation committee comprised solely of independent directors. Rule 5605(e)(1) of the NASDAQ’s corporate governance rules generally requires that director nominees must be selected or recommended for the board of director’s selection either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominations committee comprised solely of independent directors.

Pursuant to the NASDAQ’s corporate governance rules we, as a foreign private issuer, have elected to comply with practices that are permitted under Canadian law in lieu of the provisions of Rule 5620(c), Rule 5605(d) and Rule 5605(e)(1). Our by-laws provide that a quorum of shareholders is present at a meeting of our shareholders if the holders of 25% of the shares entitled to vote at the meeting are present in person or represented by proxy, provided that a quorum shall be not less than two persons. Our board of directors determines the compensation of our executive officers, with the assistance of the compensation committee of our board of directors. The nominating and corporate governance committee of our board of directors is generally responsible for selecting our director nominees, except that pursuant to the terms of the Shareholders’ Agreement, certain of our shareholders may nominate some members of our board of directors. See “Item 13—Shareholders’ Agreement—Board Nomination Rights”.

Executive Officer Compensation

Our compensation program for executive officers is designed to attract, retain, motivate and engage highly skilled and experienced individuals who excel in their field. The objective of the program is to focus our executives on the key business factors that affect shareholder value.

Compensation for executive officers is comprised primarily of three main components:

•	base salary;

•	annual or short-term incentive plans; and

•	long-term incentive plans.

We set cash and equity compensation based on compensation paid to executives at comparable companies. Our compensation committee reviews executive officers’ overall compensation packages on an annual basis.

We retain independent compensation consultants from time to time to assist in determining executive compensation packages. The nature and scope of the services rendered by the consultants include:

•	assisting in identifying members of the our peer group for comparison purposes;

•	helping to determine compensation levels at the peer group companies;

•	providing advice regarding executive compensation best practices and market trends;

•	assisting with the redesign of any compensation program, as needed;

•	preparing for and attending selected management or committee meetings; and

•	providing advice throughout the year.

In the fiscal year ended April 30, 2009, we retained Radford, an Aon Consulting Company, to provide us with survey data and other benchmark information related to trends and competitive practices in executive compensation. The reference market used to benchmark executive compensation included companies who operate in a similar industry segment as us. The comparable companies used to benchmark our executive compensation included Aastra Technologies Limited, ADC Telecommunications, Inc., ADTRAN, Inc., Avocent Corporation, Brocade Communications Systems, Inc., CAE Inc., Ciena Corporation, Cognos Incorporated (now part of IBM Corporation), Comtech Telecommunications Corp., Extreme Networks, Inc., F5 Networks, Inc., FEI Company, Foundry Networks, Inc., JDS Uniphase Corporation, MacDonald, Dettwiler and Associates Ltd., Novellus Systems, Inc., Photronics, Inc., Polycom, Inc., Tekelec, Tellabs, Inc. and Teradyne Inc.

Our compensation committee set our executive officers’ total overall cash compensation at a level that was at or near the 50th percentile of the cash compensation paid to executives with similar roles at comparable companies. Equity compensation was also targeted at the 50th percentile of comparable companies. Our compensation committee applies the following criteria in determining or reviewing recommendations for compensation for executive officers in order to ensure an objective assessment of our executives’ compensation:

Base Salaries. Individual salaries are determined by each officer’s experience, expertise, performance and expected contributions to the Company. Our compensation committee uses industry studies and comparables for reference purposes to assist in setting a range of base salaries for positions, however, these studies and comparables are only one factor that is reviewed in determining base salary for each executive officer position.

Annual or Short-Term Incentive Plans. We utilize cash bonuses to reward the achievement of corporate objectives and to recognize individual performance. The amount of annual performance incentive or “at risk” component of an executive officers’ compensation increases with the level of responsibility and impact that the executive officer has had and can have on our overall performance. Our CEO provides the compensation committee with an assessment of each executive’s performance annually.

For the fiscal year ended April 30, 2010, the named executive officers include: Donald W. Smith, CEO; Steven E. Spooner, CFO; Paul A.N. Butcher, President and COO; Graham Bevington, Vice President and Managing Director Europe, Middle East and Africa; and Ronald G. Wellard, Executive Vice President Product Development and Operations. The annual performance incentive targets for the fiscal year ended April 30, 2010, for our named executive officers ranged between 50% and 65% of base salary. The annual performance incentive compensation is contingent upon our achievement of certain financial objectives, including annual revenue, gross margin and operating expense targets, which targets were established by our compensation committee. The same targets were applicable to all executive officers. Given the economic environment along with ongoing salary and cost restraint measures implemented by the Company, the performance incentive program for all named executive officers, including payment of bonuses, was suspended and therefore no compensation was paid out under this program during fiscal year ended April 30, 2010.

Long-Term Incentive Plans. Our compensation committee believes that equity based long-term incentive compensation is a fundamental component of our executives’ compensation program. Grants of options under our equity incentive plans assist us in retaining employees and attracting critical key talent by providing them with an opportunity for capital investment in the Company. In addition, the granting of options ensures that the interests of our executive officers are aligned with those of our shareholders. Options are granted primarily based on the extent of the individual’s responsibility and performance and are also granted to attract new executive officers and to recognize job promotions.

Our CEO recommends levels of option grants for our named executive officers to our compensation committee based on skills, responsibilities and performance. Previous grants of options are also taken into consideration. Our compensation committee approves grants of options after discussion and analysis of the material provided to them.

During the fiscal year ended April 30, 2010, there were no options granted to the named executive officers. There were no options exercised by the named executive officers during the fiscal year ended April 30, 2010.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its executive officers nor has any executive officer received any financial assistance from the Company or any subsidiary.

The following table sets forth a summary of compensation paid during the fiscal year ended April 30, 2010 to our named executive officers:

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Annual Non- equity Incentive Plan Compensation ($)	Option- based Awards ($)(2)	Pension Value ($)	All Other Compensation ($) (3)	Total ($)
Donald W. Smith	2010	485,609	—	—	4,934	126,269	616,812
Chief Executive Officer (4)	2009	564,498	—	63,053	5,635		633,186

Steven E. Spooner	2010	314,484	—	—	3,234	66,643	384,361
Chief Financial Officer	2009	331,159	—	31,526	13,733		376,418

Paul A.N. Butcher	2010	369,981	—	—	20,502	120,370	510,853
President and Chief Operating Officer (5)	2009	389,371	—	25,224	16,800	46,821	478,216

Graham Bevington	2010	353,100	—	—	17,533	25,746	396,379
Vice President and Managing Director Europe, Middle East and Africa (6)	2009	366,572	—	15,763	19,647		401,982

Ronald G. Wellard	2010	243,733	—	—	2,500	31,544	277,777
Executive Vice President Product Development and Operations (7)	2009	234,512	—	15,763	8,545		258,820

(1)	Mr. Smith volunteered to receive reductions in his annual base salary (10% commencing November 8, 2008; 25% commencing January 5, 2009; and 30% commencing February 2, 2009). Mr. Spooner and Mr. Butcher each volunteered to receive reductions in their annual base salary (10% commencing November 8, 2008; 15% commencing January 17, 2009; and 20% commencing February 14, 2009). Mr. Wellard and Mr. Bevington each volunteered to receive reductions in their annual base salary (10% commencing November 8, 2008; and 15% commencing January 31, 2009). These reductions are reflected in the above table.

Effective July 1, 2010, as part of a general phase out of the Company’s reduced work program, the Company made the decision to phase out the reductions to annual base salaries detailed above. As a result, commencing July 1, 2010, the salaries of each of Mr. Smith, Mr. Spooner and Mr. Butcher will be increased by an amount equal to 25% of the amount by which their respective salaries had been reduced. They will receive additional 25% returns on October 1, 2010, January 1, 2011 and April 1, 2011, returning their salaries to the full amount. Also commencing July 1, 2010, the salaries of each of Mr. Wellard and Mr. Bevington will be increased by an amount equal to 50% of the amount by which their respective salaries had been reduced. They will receive additional 25% returns on October 1, 2010 and January 1, 2011, returning their salaries to the full amount.

Compensation to Mr. Smith, Mr. Spooner, Mr. Butcher and Mr. Wellard is paid in Canadian dollars, but converted to U.S. dollars at the average of the noon buying rate for the relevant period. The US dollar weakened against the Canadian dollar in fiscal 2010 as compared to fiscal 2009. The Canadian dollar salaries for 2010 and 2009 are as follows: Mr. Smith (2010 – C$527,022, 2009 – C$672,021), Mr. Spooner (2010 – C$341,304, 2009 – C$394,237), Mr. Butcher (2010 – C$401,533, 2009 – C$463,537) and Mr. Wellard (2010 – C$264,518, 2009 – C$279,181).

Compensation to Mr. Bevington (base, commission and pension value) is paid in British pounds sterling, but converted to U.S. dollars at the average of the noon buying rates for the relevant period. The US dollar strengthened against British pounds sterling in fiscal 2010 as compared to fiscal 2009. The British pounds sterling earnings, base and commission, for 2010 and 2009 for Mr. Bevington are as follows: 2010 – £221,336, 2009 – £216,129.

(2)	These options were granted under the 2006 Equity Incentive Plan.

(3)	On July 9, 2009, the Board approved a reduction in the exercise price of all outstanding stock options for current employees and directors to $3.75 per share, under both the 2006 Equity Incentive Plan and the 2001 Stock Option Plan. Option based awards granted to our directors and named executive officers are valued on the date of grant using the Black-Scholes option-pricing model, using the same principles as described in the Company’s management’s discussion and analysis of financial condition and results of operations for fiscal year 2010 filed with the SEC and the Canadian Securities Administrators and available at www.sec.gov and www.sedar.com.

All Other Compensation for Mr. Smith, Mr. Spooner, Mr. Butcher, Mr. Wellard and Mr. Bevington includes $126,269, $66,643, $80,672, $26,307 and $25,746 respectively for the additional Black-Scholes value related to the fiscal 2010 re-pricing of options.

(4)	Mr. Smith is a director of the Company but does not receive compensation in that role.

(5)	All Other Compensation for Mr. Butcher for fiscal 2010 includes $39,698 for the issuance of 2,309 deferred share units.

(6)	Salary for Mr. Bevington includes $176,818 and $162,735 in commission payments in fiscal 2010 and fiscal 2009 respectively.

(7)	All Other Compensation for Mr. Wellard includes $5,247 related to patent awards.

Options Outstanding

The following table sets forth information regarding options for the purchase of common shares outstanding as of April 30, 2010 to our directors and named executive officers. The closing price of our common shares on April 30, 2010 was $11.91 per share.

Name	Number of securities underlying unexercised options (1)		Option Exercise Price (2)	Option Expiration Date	Value of unexercised in-the-money options	Number of shares or units of shares that have not vested (#)	Market or payout value of share- based awards that have not vested ($)
Terence H. Matthews	396	(3)	$3.75	8-Jun-11	$3,231.36	99	$807.84
Chairman	4,396	(3)	$3.75	15-Jul-11	$35,871.36	—	—
	5,264	(3)	$3.75	27-Jul-11	$42,954.24	—	—
	6,400		$3.75	28-Mar-12	$52,224.00	1,600	$13,056.00
	1,379		$3.75	26-Jul-12	$11,252.64	690	$5,630.40
	8,033		$3.75	23-Oct-12	$65,549.28	4,017	$32,778.72
	9,914		$3.75	8-Oct-13	$80,898.24	7,436	$60,677.76
	9,438		$3.75	9-Jul-14	$77,014.08	9,438	$77,014.08
	69,549		$3.75	24-Sep-14	$567,519.84	69,549	$567,519.84

Benjamin H. Ball	8,233		$3.75	23-Oct-12	$67,181.28	4,117	$33,594.72
Director (4)	8,529		$3.75	8-Oct-13	$69,596.64	6,397	$52,199.52
	29,446		$3.75	9-Jul-14	$240,279.36	29,446	$240,279.36
	46,945		$3.75	24-Sep-14	$383,071.20	46,945	$383,071.20

Peter D. Charbonneau	1,469	(3)	$3.75	8-Jun-11	$11,987.04	368	$3,002.88
Vice Chairman	4,418	(3)	$3.75	9-Jun-11	$36,050.88	—	—
	3,480	(3)	$3.75	15-Jul-11	$28,396.80	—	—
	2,413	(3)	$3.75	27-Jul-11	$19,690.08	—	—
	3,745		$3.75	28-Mar-12	$30,559.20	937	$7,645.92
	3,396		$3.75	26-Jul-12	$27,711.36	1,698	$13,855.68
	2,209		$3.75	23-Oct-12	$18,025.44	1,105	$9,016.80
	4,741		$3.75	8-Oct-13	$38,686.56	3,556	$29,016.96
	19,253		$3.75	9-Jul-14	$157,104.48	19,253	$157,104.48
	19,126		$3.75	24-Sep-14	$156,068.16	19,126	$156,068.16

Name	Number of securities underlying unexercised options (1)		Option Exercise Price (2)	Option Expiration Date	Value of unexercised in-the-money options	Number of shares or units of shares that have not vested (#)	Market or payout value of share- based awards that have not vested ($)

Jean-Paul Cossart	1,334	(3)(5)	$3.75	9-Sep-11	$10,885.44	—	—
Director (6)	1,334	(3)(5)	$3.75	8-Dec-11	$10,885.44	—	—
	1,334	(5)	$3.75	1-Feb-12	$10,885.44	334	$2,725.44
	1,004		$3.75	23-Oct-12	$8,192.64	502	$4,096.32
	2,858		$3.75	8-Oct-13	$23,321.28	2,144	$17,495.04
	18,121		$3.75	9-Jul-14	$147,867.36	18,121	$147,867.36
	15,649		$3.75	24-Sep-14	127,695.84	15,649	$127,695.84

Andrew Kowal	8,233		$3.75	23-Oct-12	$67,181.28	4,117	$33,594.72
Director (4)	8,529		$3.75	8-Oct-13	$69,596.64	6,397	$52,199.52
	29,446		$3.75	9-Jul-14	$240,279.36	29,446	$240,279.36
	46,945		$3.75	24-Sep-14	$383,071.20	46,945	$383,071.20

Gilbert S. Palter	1,582	(3)	$3.75	8-Jun-11	$12,909.12	396	$3,231.36
Director (7)	2,370	(3)	$3.75	9-Jun-11	$19,339.20	—	—
	4,030	(3)	$3.75	15-Jul-11	$32,884.80	—	—
	2,851	(3)	$3.75	27-Jul-11	$23,264.16	—	—
	5,425		$3.75	28-Mar-12	$44,268.00	1,357	$11,073.12
	4,260		$3.75	26-Jul-12	$34,761.60	2,130	$17,380.80
	3,012		$3.75	23-Oct-12	$24,577.92	1,506	$12,288.96
	3,897		$3.75	8-Oct-13	$31,799.52	2,923	$23,851.68
	6,040		$3.75	9-Jul-14	$49,286.40	6,040	$49,286.40
	17,388		$3.75	24-Sep-14	$141,886.08	17,388	$141,886.08

J. Norman Stout	33,334	(8)	$3.75	23-Oct-12	$272,005.44	16,667	$136,002.72
Director	2,858		$3.75	8-Oct-13	$23,321.28	2,144	$17,495.04
	9,438		$3.75	9-Jul-14	$77,014.08	9,438	$77,014.08
	17,388		$3.75	24-Sep-14	$141,886.08	17,388	$141,886.08
John McHugh	—		—	—	—	—	—
Director

Henry Perret	—		—	—	—	—	—
Director

Donald W. Smith	133,334	(9)(11)	$3.75	26-Jul-11	$1,088,005.44	73,334	$598,405.44
Chief Executive Officer	40,000	(11)	$3.75	1-Feb-12	$326,400.00	10,000	$81,600.00
	66,668	(10)(11)	$3.75	12-Mar-14	$544,010.88	58,336	$476,021.76

Steven E. Spooner	15,000	(9)(11)	$3.75	26-Jul-11	$122,400.00	8,250	$67,320.00
Chief Financial Officer	5,000	(9)(11)	$3.75	9-Sep-11	$40,800.00	3,500	$28,560.00
	1,667	(9)(11)	$3.75	9-Dec-11	$13,602.72	1,417	$11,562.72
	6,667	(3)(11)	$3.75	17-Mar-11	$54,402.72	—	—
	38,334	(3)(11)	$3.75	27-Jul-12	$312,805.44	—	—
	26,667	(11)	$3.75	1-Feb-12	$217,602.72	6,667	$54,402.72
	33,334	(10)(11)	$3.75	12-Mar-14	$272,005.44	29,168	$238,010.88

Paul A.N. Butcher	100,000	(9)(11)	$3.75	26-Jul-11	$816,000.00	55,000	$448,800.00
President and Chief Operating Officer	26,667	(11)	$3.75	1-Feb-12	$217,602.72	6,667	$54,402.72
	26,668	(10)(11)	$3.75	12-Mar-14	$217,610.88	23,335	$190,413.60

Graham Bevington	20,000	(9)	$3.75	26-Jul-11	$163,200.00	11,000	$89,760.00
Vice President and Managing Director Europe, Middle East and Africa	6,667	(3)	$3.75	17-Mar-11	$54,402.72	—	—
	267		$3.75	8-Jun-11	$2,178.72	67	$546.72
	5,334		$3.75	1-Feb-12	$43,525.44	1,334	$10,885.44
	16,668	(10)	$3.75	12-Mar-14	$136,010.88	14,585	$119,013.60

Ronald G. Wellard	11,667	(9)	$3.75	26-Jul-11	$95,202.72	6,417	$52,362.72
Executive Vice President Product Development and Operations	6,667	(3)	$3.75	17-Mar-11	$54,402.72	—	—
	10,000		$3.75	27-Jul-11	$81,600.00	—	—
	5,000		$3.75	23-Oct-12	$40,800.00	2,500	$20,400.00
	16,668	(10)	$3.75	12-Mar-14	$136,010.88	14,585	$119,013.60

(1)	Each stock award was granted pursuant to our 2001 Stock Option Plan or our 2006 Equity Incentive Plan. All of these stock options are unexercised.
(2)	On July 9, 2009, our board of directors approved a reduction in the exercise price for all outstanding stock options for current employees and directors to $3.75 per share.
(3)	Stock option grants vest as per the plan they were granted under; that is, 25% on the first, second, third and fourth year anniversaries from the date of grant and expire five years from the date of grant unless otherwise determined by our compensation committee. On October 8, 2008, our board of directors approved the extension of the term of certain stock options for employees and directors from five years to seven years from the date of grant. On February 5, 2010, the compensation committee of our board of directors approved the extension of the term of certain stock options for employees and directors from five years to six years from the date of grant. On March 5, 2010, our shareholders approved an amendment to our 2006 Equity Incentive Plan such that subsequent grants of options will vest as to one-sixteenth each quarter following the date of grant and expire seven years from the date of grant unless otherwise determined by our compensation committee.
(4)	The stock options granted to Francisco Partners Management, LLC have been reflected next to the names of Mr. Ball and Mr. Kowal, who are partners of Francisco Partners Management, LLC. An aggregate of 93,153 options have been granted to Francisco Partners Management, LLC and these options are reflected next to the names of both Mr. Ball and Mr. Kowal.
(5)	Stock options were granted in connection with consulting fees prior to Mr. Cossart’s appointment as a director of the Company.
(6)	Stock options granted in connection with Mr. Cossart acting as a director of the Company were granted to Scivias S.a.r.l., a company in which Mr. Cossart is a shareholder.
(7)	Stock options granted in connection with Mr. Palter acting as one of our directors were granted to EdgeStone Capital Partners, L.P., of which he is a Principal.
(8)	Stock options were granted to Mr. Stout as an employee prior to his appointment as a director of the Company.
(9)	Represents stock options that vest as to 15% three months after the five year anniversary from the date of grant, 15% for the next four, three month periods after the five year anniversary and the final 25% 18 months after the five year anniversary. They expire on the seven year anniversary from the date of grant. In the first quarter of fiscal 2009, our board of directors approved the extension of the term of certain options for two years for options that would have expired in 2009. Our named executive officers and certain other management level employees who were part of this group agreed to a new vesting period in connection with the extension of these options. Other employees had their options extended but were not subjected to additional vesting requirements. There was no change made to the vesting schedule of stock options held by all other employees who were part of this group.
(10)	Represents performance-based stock options granted under the 2006 Equity Incentive Plan. The stock options vest as to 12.5% on each of the first, second, third and fourth anniversaries from the date of grant. The remaining 50% vest as follows: 12.5% of the options vest on the trigger date and the remainder vest monthly over an 18-month period following the issue date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price is equal to or greater than $38.25 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.
(11)	Certain of these stock options are also subject to accelerated vesting (either fully or partially) upon involuntary termination or constructive termination following a change of control of the Company.

Incentive Plan Awards – Value Vested or Earned During the Year

The following table lists, with respect to each named executive officer, the value of all option-based and share-based awards that have vested, and all non-equity incentive plan compensation earned, during the fiscal year ended April 30, 2010.

Name	Option-based awards – Value vested during the year ($)(1)	Non-equity incentive plan compensation – Value earned during the year ($)(2)
Donald W. Smith	$932,946	—
Steven E. Spooner	$344,401	—
Paul A.N. Butcher	$655,050	$39,698
Ronald G. Wellard	$131,999	$5,247
Graham Bevington	$148,673	—
Benjaimin H. Ball	$49,903	—
Peter D. Charbonneau	$66,672	—
Jean-Paul Cossart	$19,437	—

Name	Option-based awards – Value vested during the year ($)(1)	Non-equity incentive plan compensation – Value earned during the year ($)(2)

Andrew J. Kowal	$49,903	—
Terence H. Matthews	$93,446	—
John McHugh	—	—
Gilbert S. Palter	$69,662	—
Henry L. Perret	—	—
J. Norman Stout	$107,762	—

(1)	Represents the total value of options that vested in fiscal 2010. The closing price of our common shares on April 30, 2010 was $11.91 per share.
(2)	Represents the total value of annual cash incentive awards for fiscal 2010. These amounts are also reported in the Summary Compensation Table.

Stock Option and Other Compensation Plans

2001 Stock Option Plan

We adopted an employee stock option plan in March 2001, or the 2001 Stock Option Plan. Further amendments to the 2001 Stock Option Plan have been approved by our board of directors from time to time in accordance with the terms of the plan. The 2001 Stock Option Plan provides for the grant of options to acquire common shares to our employees, directors and consultants.

The 2001 Stock Option Plan provides that our compensation committee has the authority to determine the individuals to whom options will be granted, the number of common shares subject to option grants and other terms and conditions of option grants. The 2001 Stock Option Plan also provides that, unless otherwise determined by our compensation committee, one-quarter of the common shares that an option holder is entitled to purchase become eligible for purchase on each of the first, second, third and fourth anniversaries of the date of grant, and that options expire on the fifth anniversary of the date of grant. The 2001 Stock Option Plan provides that in no event may an option remain exercisable beyond the tenth anniversary of the date of grant. The 2001 Stock Option Plan contains change of control provisions which accelerate vesting of options under certain circumstances.

As of June 30, 2010, there are options to acquire 906,629 common shares granted under our 2001 Stock Option Plan.

Effective September 7, 2006, shares subject to outstanding awards under the 2001 Stock Option Plan which lapse, expire or are forfeited or terminated will no longer become available for grants under this plan. Instead, new stock options and other equity grants will be made under the 2006 Equity Incentive Plan (described below), which became effective on September 7, 2006.

In the first quarter of fiscal 2009, our board of directors approved the extension of the expiry date of outstanding stock option grants for 837 current employees and directors holding options to purchase 604,095 common shares. The expiry date was extended by two years so that options expiring in July 2009 would now expire in July 2011. Stock options held by named executive officers and certain other management level employees who were part of this group agreed to a new vesting schedule in connection with these options. The options were extended to foster continued employee confidence in the value potential of the Company and to acknowledge ongoing and outstanding employee commitment.

In the fourth quarter of fiscal 2010, our board of directors approved the extension of the expiry date of outstanding stock option grants for 918 current employees and directors holding options to purchase 302,312 common shares. The expiry date was extended by one year so that options expiring in 2010 would now expire in 2011.

2006 Equity Incentive Plan

We adopted a second employee stock option plan on September 7, 2006, or the 2006 Equity Incentive Plan. No new options will be granted under the 2001 Stock Option Plan and all future equity awards will be granted under the 2006 Equity Incentive Plan. All existing options that have been previously granted under the 2001 Stock Option Plan will continue to be governed under that plan until exercise, termination or expiry.

The 2006 Equity Incentive Plan provides that our compensation committee has the authority to determine the individuals to whom options will be granted, the number of common shares subject to option grants and other terms and conditions of option grants. The 2006 Equity Incentive Plan also provides that, unless otherwise determined by our compensation committee, one-quarter of the common shares that an option holder is entitled to purchase become eligible for purchase on each of the first, second, third and fourth anniversaries of the date of grant, and that options expire on the fifth anniversary of the date of grant. The 2006 Equity Incentive Plan was amended on March 5, 2010 such that, unless otherwise determined by our compensation committee, any options granted after that date will vest as to one-sixteenth of the common shares that an option holder is entitled to purchase on the date which is three months after the date of grant and on each subsequent quarter, and that options expire on the seventh anniversary of the date of grant. The 2006 Equity Incentive Plan provides that in no event may an option remain exercisable beyond the tenth anniversary of the date of grant.

The 2006 Equity Incentive Plan provides us with increased flexibility and choice in the types of equity compensation awards, including options, deferred share units, restricted stock units, performance share units and other share-based awards. The principal purpose of the 2006 Equity Incentive Plan is to assist us in attracting, retaining and motivating employees, directors, officers and consultants through performance related incentives.

The aggregate number of common shares that may be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements is 5,600,000 common shares provided that an additional number of common shares of up to three percent of the number of our common shares then outstanding may be added to such initial maximum each year for three years in the discretion of the compensation committee. Common shares subject to outstanding awards under our 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan.

As of June 30, 2010, options to acquire 1,720,222 common shares were currently issued and outstanding under the 2006 Equity Incentive Plan. During fiscal 2010, the Company issued options to acquire 777,291 Common Shares, under the 2006 Equity Incentive Plan, and 466,103 options to acquire Common Shares vested, under both the 2006 Equity Incentive Plan and the 2001 Stock Option Plan.

In order to motivate and retain our employees, on July 9, 2009, our board of directors approved a reduction in the exercise price of all outstanding stock options, under both our 2006 Equity Incentive Plan and our 2001 Stock Option Plan, for current employees and directors to $3.75 per share.

As of June 30, 2010, options to acquire 2,626,851 common shares were currently issued and outstanding under both the 2001 Stock Option Plan and the 2006 Equity Incentive Plan representing approximately 4.97% of our outstanding common shares.

Deferred Share Unit Plan

On December 9, 2004, we adopted a deferred share unit plan in order to promote a greater alignment of interests among two of our executive officers and our shareholders. Paul Butcher, our President and COO, is the only remaining participant in our deferred share unit plan. Our previous supplemental executive retirement plan was wound up and terminated by us in favor of the deferred share unit plan.

Each deferred share unit entitles the holder to receive a cash lump sum payment equal to the market value of our common shares after cessation of employment. Deferred share units are not considered shares, nor is the holder of any deferred share unit entitled to voting rights or any other rights attaching to the ownership of shares. The number of deferred share units that may be awarded to a participant in any calendar year under our deferred share unit plan is equal to 15% of the participant’s annual salary, less the maximum amount of the participant’s eligible retirement savings plan contributions in that particular taxable year. Before the last business day of the calendar year in which the participant ceased to be employed by us, such participant will receive a lump sum payment in cash having a value equal to the number of deferred share units recorded on his account multiplied by the market value of our common shares, less any applicable withholding taxes. Our deferred share unit plan is administered by our compensation committee.

As of June 30, 2010, 37,540 deferred share units have been awarded to Mr. Butcher under our deferred share unit plan, of which 16,138 of those units represent the value of his interest in our supplementary executive retirement plan (being C$242,062), which was transferred by us to the deferred share unit plan on May 31, 2005.

As of April 30, 2010 we had recorded a liability of $0.4 million in the consolidated balance sheet in respect of our obligations under the deferred share unit plan.

Pension and Retirement Plans

We maintain defined contribution pension plans that cover substantially all of our employees. We contribute 1% of participating employees’ pensionable earnings to the defined contribution pension plans.

The following table sets forth, for each named executive officer, information regarding defined contribution pension amounts credited to or earned by the named executive officers during or as at the end of fiscal year 2010.

Defined Contribution Plan Table

Name	Accumulated value at start of year $	Compensatory $	Non- compensatory $	Accumulated value at year end $
Donald W. Smith	29,706	4,934	13,248	47,888
Steven E. Spooner	25,976	3,234	21,602	50,812
Paul A.N. Butcher	132,285	20,502	35,612	188,399
Ronald G. Wellard	17,266	2,500	5,250	25,016

We currently maintain a defined benefit pension plan for certain of our past and present employees in the United Kingdom. The plan was closed to employees in June 2001. The defined benefit plan provides pension benefits based on length of service and final average earnings. The pension costs are actuarially determined using the projected benefits method pro-rated on services and management’s best estimate of the effect of future events. Pension plan assets are valued at fair value. In fiscal 2010, a change in valuation assumptions, in particular changes in discount rates, produced an unfavorable impact on our defined benefit obligations for the year. As of April 30, 2010, the $173.4 million projected benefit obligation exceeded the fair value of the defined benefit plan assets of $105.3 million, resulting in a pension liability of $68.1 million.

There were no material accrued obligations at the end of fiscal 2010 pursuant to the defined contribution pension plans.

Defined Benefits Plan Table

Name	Number of years credited service	Annual benefits payable		Accrued obligation at start of fiscal year $	Compensatory change $	Non- compensatory change $	Accrued obligation at fiscal year end $
		At year end $	At age 65 $
Graham Bevington	10 years and 3 months	31,253	69,706	218,706	18,968	211,271	448,945

For the purposes of our pension plan in the United Kingdom, the age of retirement is 65 years. There are provisions for early retirement starting at 55 years with the benefit decreasing for each of the years retired before 65 years. This value is determined by the plan actuary. There is no policy for granting additional years of service or additional credit of service.

Employment Agreements

Donald W. Smith. Don Smith is employed as our CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Smith. Mr. Smith is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement, as amended. If Mr. Smith’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Smith’s employment without cause or Mr. Smith ends his employment relationship with us, in either case within 12 months of such change of control, he will receive a severance payment totaling 24 months’ salary and bonus compensation (paid over a 24-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Smith is entitled to a lump sum payment of one year’s total salary plus bonus, and, in addition, any unvested options held by Mr. Smith will be vested immediately and will be exercisable for up to one year. Mr. Smith receives an annual base salary of C$750,000, stock options, a monthly car allowance of C$1,000, fuel and maintenance reimbursement for one vehicle, and he participates in our standard employee benefit plans. Mr. Smith is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors. Mr. Smith’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

By way of a letter agreement between Mr. Smith and Dr. Matthews dated March 1, 2002, as amended, Dr. Matthews granted to Mr. Smith options to purchase 200,000 of our common shares with an exercise price of C$52.50 from the holdings of Dr. Matthews. All of these options have vested and none have been exercised. These options to Mr. Smith expire on March 1, 2012.

Paul A.N. Butcher. Paul Butcher is employed as our President and COO, reporting to the CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Butcher. Mr. Butcher is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement, as amended. If Mr. Butcher’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Butcher’s employment without cause or Mr. Butcher ends his employment relationship with us for “Good Reason” (as that term is defined in his employment agreement), in either case within 12 months of such change of control, he will receive a severance payment totaling 18 months’ salary and bonus compensation (paid over an 18-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Butcher is entitled to a lump sum payment of one year’s total salary plus bonus, and, in addition, accelerated vesting of 25% of any remaining unvested options. Mr. Butcher receives an annual base salary of C$500,000, stock options, a monthly car allowance of C$1,500, fuel and maintenance reimbursement for one vehicle, he participates in our standard employee benefit plans and he is the only participant in our Deferred Share Unit Plan (see above). Mr. Butcher is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Butcher’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

By way of a letter agreement between Mr. Butcher and Dr. Matthews dated March 1, 2002, as amended, Dr. Matthews granted to Mr. Butcher options to purchase 66,667 of our common shares with an exercise price of C$52.50 from the holdings of Dr. Matthews. All of these options have vested and none have been exercised. These options to Mr. Butcher expire on March 1, 2012.

Steven E. Spooner. Steve Spooner is employed as our CFO, reporting to our CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Spooner under which he is employed for an indefinite term, subject to termination in accordance with its terms. If Mr. Spooner’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Spooner’s employment without cause or Mr. Spooner ends his employment relationship with us, in either case within 12 months of such change of control, he will receive a severance payment totaling 18 months’ salary and bonus compensation (paid over an 18-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Spooner is entitled to a lump sum payment of one year’s total salary plus bonus, and, in addition, accelerated vesting of 25% of any remaining unvested options. Mr. Spooner receives an annual base salary of C$425,000, stock options, a monthly car allowance of C$1,000, fuel and maintenance reimbursement for one vehicle, and he participates in our standard employee benefit plans. Mr. Spooner is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Spooner’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Graham Bevington. Graham Bevington is employed as our Vice President and Managing Director, Europe, Middle East and Africa Region, reporting to our President and COO. Mr. Bevington is employed for an indefinite term, subject to termination in accordance with the terms of his employment letter agreement, as amended. In the fiscal year ended April 30, 2008, Mr. Bevington agreed to reductions in his annual base salary of 10% commencing November 8, 2008 and 15% commencing January 17, 2009. If Mr. Bevington is terminated without cause, he will receive a severance payment totaling a minimum of six months’ notice of termination. Mr. Bevington receives an annual base salary of £130,000, stock options, a monthly car allowance of £866, fuel and maintenance reimbursement for one vehicle, and he participates in our standard employee benefit plans. Mr. Bevington is also entitled to receive an annual bonus payment related to his achievement of defined targets. Mr. Bevington’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Ronald G. Wellard. Ron Wellard is employed as our Executive Vice President, Product Development, reporting to the CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Wellard. Mr. Wellard is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement, as amended. If Mr. Wellard’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Wellard’s employment without cause or Mr. Wellard ends his employment relationship with us for “Good Reason” (as that term is defined in his employment agreement), in either case within 12 months of such change of control, he will receive a severance payment totaling 12 months’ salary and bonus compensation (paid over an 12-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Wellard is entitled to a lump sum payment of one year’s total salary plus bonus, and, in addition, accelerated vesting of 25% of any remaining unvested options. Mr. Wellard receives an annual base salary of C$310,000, stock options, an annual car allowance of C$8,000, fuel and maintenance reimbursement for one vehicle, and he participates in our standard employee benefit plans. Mr. Wellard is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Wellard’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Potential Payments upon Termination or Change of Control

Information regarding payments to the NEOs in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments each NEO would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on April 30, 2010 and using average exchange rates for fiscal 2010. The salary payments are calculated based on the salaries stated in the employment agreements of each NEO as of April 30, 2010. Amounts potentially payable under plans which are generally available to all salaried employees, such as health, life and disability insurance, are excluded from the table. Actual payments made at any future date may vary, including the amount the NEO would have accrued under the applicable benefit or compensation plan as well as the price of the common shares.

In the event of retirement, resignation or termination for cause, no salary, benefits or other compensation is payable to a NEO beyond the last effective date of employment and the NEO would only be entitled to exercise options that had already vested or would continue to vest in accordance with the plan under which they were granted.

	Termination without Cause		Change of Control
Name	Salary and Bonus(1)	Equity Vesting(6)	Salary and Bonus(1)	Equity Vesting(7)
Donald W. Smith(2)	$1,577,106	$1,618,405	$1,577,106	$2,124,018
Steven E. Spooner(2)	$678,221	$893,357	$678,221	$1,121,021
Paul A.N. Butcher(2) (3)	$759,686	$1,088,005	$759,686	$1,357,015
Graham Bevington(2) (4)	$201,410	$179,659	$201,410	$433,084
Ronald G. Wellard(2)(5)	$313,859	$342,127	$313,859	$442,518

(1)	Includes, for each NEO, a payment for bonus in an amount equal to the average of the amount of bonus paid to the NEO in the prior 3 fiscal years. Bonuses were not paid to the NEOs for fiscal 2009 and fiscal 2010. The average annual bonuses for the prior 3 fiscal years are as follows: Mr. Smith – $87,503, Mr. Spooner – $60,552, Mr. Butcher – $45,757, Mr. Bevington – $18,612 and Mr. Wellard – $28,225.
(2)	Upon termination without cause or a change of control resulting in termination, each NEO would also be entitled to:
•	benefit continuation to the last effective date of employment,
•	a payment equal to car allowance over the applicable period, and
•	in respect of pension, an amount equal to the employer contribution over the applicable period.

In the event of a change of control without termination, each NEO would only be entitled to the indicated payments under “Change of Control” – “Equity Vesting”. No payments for salary or bonus would be payable.

(3)	In addition, in the event of a termination without cause or a change of control resulting in termination, $450,542 would be payable to Mr. Butcher in respect of the pay out of DSUs. The amount related to DSUs is based upon a value of the common shares of $12.00 per share, which is the weighted average per share price in the 5 trading days prior to April 30, 2010 as reported on the NASDAQ, as required by the DSU plan.
(4)	Mr. Bevington is not subject to the terms and conditions of an executive employment agreement. Payments for salary and bonus are based on the terms of a letter agreement which specifies that each party must provide not less than six months notice of termination of employment, or such longer period as may be provided for pursuant to the Employment Protection (Consolidation) Act 1978.
(5)	In addition, in the event of a termination without cause or a change of control resulting in termination, $5,247 would be payable to Mr. Wellard in respect of the pay out of patent awards.
(6)	The amounts related to stock options and other equity awards are based upon the fair market value of the common shares of $11.91 per share as reported on the NASDAQ on April 30, 2010, the last trading day of the Company’s fiscal year.
(7)	Upon a change of control, all vested options are paid out at the change of control price. The amounts related to stock options and other equity awards are based upon a value of the common shares of $12.60 per share (change of control price), which is the highest per share price in the 5 trading days prior to April 30, 2010 as reported on the NASDAQ, as required by the plan under which the specific stock options or awards were granted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common shares as of June 30, 2010 and shows the number of shares and percentage of outstanding common shares owned by:

•	each person or entity who is known by us to own beneficially 5% or more of our common shares;

•	each member of our board of directors;

•	each of our named executive officers; and

•	all members of our board of directors and our executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person or entity who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as outstanding all shares that a person would receive upon exercise of stock options or warrants, or upon conversion of convertible securities held by that person that are exercisable or convertible within 60 days of the determination date, which in the case of the following table is August 29, 2010. Shares issuable pursuant to exercisable or convertible securities are deemed to be outstanding for computing the percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of beneficial ownership for the following table is based on 52,829,719 common shares outstanding as of June 30, 2010. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

		Amount and Nature of Beneficial Ownership
Title of Class	Name and Address of Beneficial Owner (1)	Number	%
	Five Percent Shareholders:
Common Shares	Matthews’ Group (2)
	Dr. Terence H. Matthews	106,644	0.2%
	Wesley Clover Corporation	12,080,610	22.9%

	Total	12,187,254	23.1%

Common Shares	Francisco Partners Group (3)
	Francisco Partners Management, LLC	13,609	0.0%
	Arsenal Holdco I S.a.r.l.	15,506,012	28.8%
	Arsenal Holdco II S.a.r.l.	5,973,660	11.2%

	Total	21,493,281	40.0%

Common Shares	Morgan Stanley Principal Investments, Inc. (4)	4,236,405	8.0%

		Amount and Nature of Beneficial Ownership
Title of Class	Name and Address of Beneficial Owner (1)	Number	%
Common Shares	Executive Officers and Directors:
	Dr. Terence H. Matthews (2)	12,187,254	23.1%
	Donald W. Smith (5)	320,083	0.6%
	Peter D. Charbonneau (6)	100,283	0.2%
	Benjamin H. Ball (3)	21,493,281	40.7%
	Andrew J. Kowal (3)	21,493,281	40.7%
	Jean-Paul Cossart (7)	9,414	0.0%
	Gilbert S. Palter (8)	2,496,435	4.7%
	Norman Stout	19,740	0.0%
	John McHugh	0	0.0%
	Hank Perret	0	0.0%
	Paul A.N. Butcher (9)	160,749	0.3%
	Steven E. Spooner (10)	86,017	0.2%
	Graham Bevington (11)	26,435	0.1%
	Richard F. Dell	12,500	0.0%
	Gwilym Funnell	7,520	0.0%
	Ronald G. Wellard	28,250	0.1%
	All directors and executive officers as a group (16 persons) (12)	36,934,034	69.9%

(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Mitel Networks Corporation, 350 Legget Drive, Ottawa, Ontario, Canada, K2K 2W7.
(2)	Includes warrants to acquire 81,901 common shares that are currently exercisable, stock options to acquire 24,743 common shares that are currently exercisable and 12,080,610 common shares owned by Wesley Clover Corporation. Dr. Matthews has voting and investment power over the common shares owned by Wesley Clover Corporation and therefore beneficially owns the common shares held by Wesley Clover Corporation. The address for the Matthews’ Group and Dr. Matthews is 350 Legget Drive, Kanata, Ontario, Canada K2K 2W7.
(3)	Includes 20,097,546 common shares, warrants to acquire 1,382,126 common shares that are currently exercisable and stock options to acquire 13,609 common shares that are exercisable. Benjamin Ball and Andrew Kowal, both partners of Francisco Partners Management, LLC, have voting and investment power over the common shares owned by each of Francisco Partners, Arsenal Holdco I S.a.r.l. and Arsenal Holdco II S.a.r.l. and therefore beneficially own the common shares held by each of these entities. The address for each of the Francisco Partners Group, Benjamin Ball and Andrew Kowal is c/o Francisco Partners Management, LLC One Letterman Drive, Building C—Suite 410, San Francisco, California, 94129.
(4)	Includes 3,963,810 common shares and warrants to acquire 272,595 common shares that are currently exercisable. The address for Morgan Stanley Principal Investments, Inc. is 1585 Broadway, New York, New York, 10036.
(5)	Includes options to acquire 200,000 common shares granted to Mr. Smith from the holdings of Dr. Matthews at an exercise price of C$52.50, and 118,333 common shares issuable upon the exercise of options at an exercise price of $3.75.
(6)	Of this total, 2,019 common shares are registered to Peter Charbonneau Trust #2, a trust of which Mr. Charbonneau is the sole trustee, and 13,927 common shares are registered to Mr. Charbonneau’s wife, Joan Charbonneau. Includes options to acquire 60,000 common shares granted to Mr. Charbonneau from the holdings of Dr. Matthews at an exercise price of C$52.50 and options to acquire 24,237 common shares from us at an exercise price of $3.75.
(7)	Options to acquire common shares granted to Scivias s.a.r.l. Mr. Cossart has voting and investment power over the common shares owned by Scivias s.a.r.l.
(8)

Includes 2,033,431 common shares, warrants to acquire 440,918 common shares that are currently exercisable and stock options to acquire 22,086 common shares that are exercisable. Gilbert Palter, partner of EdgeStone Capital Partners, L.P., has voting and investment power over the common shares owned by EdgeStone and therefore beneficially owns the common shares held by EdgeStone Capital Partners, L.P.

The address for EdgeStone Capital Partners, L.P. and Mr. Palter is The Exchange Tower, Suite 600, 130 King street West, Toronto, Ontario, Canada M5X 1A6.
(9)	Includes options to acquire 66,667 common shares granted to Mr. Butcher from the holdings of Dr. Matthews at an exercise price of C$52.50, and 83,333 common shares issuable upon the exercise of options at an exercise price of $3.75.
(10)	Of this total, 5,100 common shares are registered to the Spooner Children Trust, a trust of which Mr. Spooner is one of three trustees, and 80,917 common shares issuable upon the exercise of options at an exercise price of $3.75.
(11)	Includes 25,017 common shares which are issuable upon the exercise of options at an exercise price of $3.75.
(12)	In calculating this total, the common shares held by Mr. Ball and held by Mr. Kowal have been counted only once, as all such shares are held by and through the Francisco Partners Group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions Involving Related Parties

The audit committee of our board of directors reviews and approves related party transactions between us and persons or entities that are deemed to be related parties to us to ensure that the terms are fair and reasonable to us and to ensure that corporate opportunities are not usurped. The audit committee provides a report to our board of directors that includes:

•	a summary of the nature of the relationship with the related party and the significant commercial terms of the transaction, such as price and total value;

•	the parties to the transaction;

•	an outline of the benefits to us of the transaction;

•	whether terms are at market and whether they were negotiated at arm’s length; and

•	for related party transactions involving our officers or directors, whether there has been any loss of a corporate opportunity.

Set forth below is a description of material related party transactions.

BreconRidge Corporation

We have or had certain agreements and related transactions involving BreconRidge. Prior to being acquired on May 28, 2010 by Sanmina-SCI Corporation (“Sanmina”), BreconRidge was a related party. Just prior to Sanmina’s acquisition of BreconRidge: (a) Dr. Matthews held approximately a 18.6% ownership interest and (b) EdgeStone Capital Equity Fund II Nominee Inc. held approximately a 66.4% ownership interest. EdgeStone Capital Equity Fund II Nominee Inc. is one of our shareholders. One of our directors, Mr. Palter, is a partner of EdgeStone Capital Partners L.P., which controls EdgeStone Capital Equity Fund II Nominee Inc. Prior to the acquisition, Mr. Palter was a director of BreconRidge. Mr. Charbonneau, who is a member of our board of directors, also sat, prior to the acquisition, on the BreconRidge board of directors, as did a nominee of Dr. Matthews. However, as a result of the acquisition, Mr. Palter, Mr. Charbonneau and Dr. Matthews’ nominee no longer sit on BreconRidge’s board of directors and BreconRidge, now a wholly-owned subsidiary of Sanmina-SCI Corporation, is no longer a related party.

In connection with the sale of our manufacturing operations to BreconRidge in 2001, we entered into a supply agreement with BreconRidge dated August 31, 2001, as amended. Under this agreement, BreconRidge had agreed to manufacture certain products for us and to provide repair and related services under terms and conditions reflecting what management believes were prevailing market conditions at the time we entered into the agreement. This agreement expired on June 20, 2008. Effective June 20, 2008, we entered into a new agreement with BreconRidge for the continued provision of manufacturing and other services under terms and conditions reflecting what management believes were prevailing market conditions at the time the new agreement was entered into.

The supply agreement does not contain any minimum purchase requirements. We issue purchase orders covering our predicted requirements and BreconRidge must accept any purchase orders which are consistent with forecasts we provide. We may also become obligated to purchase certain excess inventory from BreconRidge that results from decreases in our forecast from period to period, subject to certain obligations of BreconRidge. BreconRidge has agreed not to unreasonably refuse to accept requests from us to purchase our raw material inventory or our requests for BreconRidge to purchase raw materials from a third party vendor under a contract between us and such vendor. Under the terms of the supply agreement, BreconRidge is also obligated to seek out initiatives to reduce manufacturing costs. For the year ended April 30, 2010 we purchased $47.3 million (2009—$50.1) of products and services from BreconRidge. As of April 30, 2010, balances payable by us pursuant to these agreements amounted to $6.6 million (2009—$6.2 million) and balances receivable by us pursuant to these agreement amounts to $0.7 million (2009—$0.7 million).

Under the terms of the supply agreement, we are required to purchase certain tools used in the manufacturing process and, as such, we own these assets. These manufacturing tools are capitalized as part of the fixed assets and are depreciated over their estimated useful lives. During fiscal 2010, there were no manufacturing tools purchased from BreconRidge (2009—$nil) under these agreements.

Kanata Research Park Corporation

Our corporate head offices (located in Ottawa, Canada) totaling approximately 491,244 square feet are leased from Kanata Research Park Corporation, a company controlled by Dr. Matthews, under terms and conditions reflecting what management believed were prevailing market conditions at the time the lease was entered into, for a period of 10 years, expiring on February 15, 2011. During fiscal 2010, we incurred $6.6 million of rent expense for the leased premises (2009—$5.7 million).

Other Parties Related to Dr. Matthews

We have entered into technology transfer, technology licensing and distribution agreements with certain companies related to Dr. Matthews under terms reflecting what management believes were prevailing market conditions at the time the agreements were entered into. These companies include CounterPath Corporation and Natural Convergence Inc. These companies develop technology that we integrate with, distribute or sell alone or as part of our own products. Mr. Charbonneau sits on the board of directors of CounterPath Corporation. Our annual purchases from CounterPath Corporation in fiscal 2010 amounted to $0.4 million (2009—$1.2 million). Our annual purchases from Natural Convergence Inc. in fiscal 2010 amounted to $0.1 million (2009—$1.4 million). We also purchased $0.9 million of convertible debentures and warrants from Natural Convergence Inc. in April 2006. The debentures were converted into common shares and the warrants were exercised for common shares such that we owned 5.6% of Natural Convergence Inc. This investment was written off in the second quarter of fiscal 2010.

In the normal course of business, we may enter into purchase and sale transactions with other companies related to Dr. Matthews, including Wesley Clover International Corporation and its subsidiaries, under terms reflecting what management believes are then-prevailing market conditions. See note 6 of Item 15, “Exhibits and Financial Statement Schedules”—“Consolidated Financial Statements”.

By way of letter agreements between Dr. Matthews and each of Mr. Donald Smith, our CEO, and Mr. Paul Butcher, our President and COO, dated, in each case, March 1, 2002, as amended, Dr. Matthews granted to Mr. Smith options to purchase 200,000 of our common shares owned by Dr. Matthews and to Mr. Butcher options to purchase 66,667 of our common shares owned by Dr. Matthews. Any proceeds on the exercise of these options will be payable by Mr. Smith and Mr. Butcher to Dr. Matthews and not to us. The options granted to Mr. Smith and Mr. Butcher expire on March 1, 2012. A similar agreement was entered into between Mr. Peter Charbonneau, one of our directors, and Dr. Matthews on February 16, 2001, as amended, for 60,000 of our common shares indirectly owned by Dr. Matthews. These options granted to Mr. Charbonneau expire on February 16, 2011. As of June 30, 2010, all of these options had vested and none had been exercised.

Francisco Partners Group

As of June 30, 2010, an affiliate of the Francisco Partners Group holds approximately $21.2 million of our second lien term loan. Interest of $0.5 million was expensed during fiscal year 2010, related to this portion of our second lien term loan.

Registration Rights

In connection with our financing of the acquisition of Inter-Tel in 2007, we entered into a registration rights agreement dated August 16, 2007 with a number of our shareholders, including the Francisco Partners Group, Morgan Stanley Principal Investments Inc., EdgeStone, Dr. Matthews and Wesley Clover Corporation. The registration rights agreement, or the Registration Rights Agreement, was amended and restated as of the date of closing of our IPO. The Registration Rights Agreement provides for the registration of the shares held by such shareholders under the securities laws of the United States and/or the qualification for distribution of the shares held by such shareholders under the securities laws of the provinces and territories of Canada. Mr. Ball and Mr. Kowal are both partners of Francisco Partners Management, LLC. Mr. Palter is the Chief Investment Officer and Managing Partner of EdgeStone Capital Partners, L.P. Dr. Matthews is the Chairman of our board.

Shareholders’ Agreement

We, the Francisco Partners Group and the Matthews Group are parties to a shareholders’ agreement, or the Shareholders’ Agreement, which became effective at the closing of our IPO. The Shareholders’ Agreement covers matters of corporate governance, restrictions on transfer of our common shares and information rights.

Board Nomination Rights

Pursuant to the terms of the Shareholders’ Agreement, the Francisco Partners Group is entitled to nominate three members of our board of directors, the Matthews Group is entitled to nominate two members of our board of directors, and the number of our board directors shall consist of no more than 10 members. The Shareholders’ Agreement provides that so long as the Francisco Partners Group beneficially owns at least 15% of our outstanding common shares, the Francisco Partners Group may nominate three members of our board of directors; that so long as the Francisco Partners Group beneficially owns at least 10% of our outstanding common shares, the Francisco Partners Group may nominate two members of our board of directors; and that so long as the Francisco Partners Group beneficially owns at least 5% of our outstanding common shares, the Francisco Partners Group may nominate one member of our board of directors. The Shareholders’ Agreement also provides that so long as the Matthews Group beneficially owns at least 10% of our outstanding common shares, the Matthews Group may nominate two members of our board of directors; and that so long as the Matthews Group beneficially owns at least 5% of our outstanding common shares, the Matthews Group may nominate one member of our board of directors. The Shareholders’ Agreement also provides that each of the Francisco Partners Group and the Matthews Group, to the extent they beneficially own at least 5% of our outstanding common shares, will nominate our CEO to serve as a member of our board of directors. The Francisco Partners Group and the Matthews Group will lose the right to nominate any board members upon either party beneficially owning less than 5% of our outstanding common shares. Each of the Francisco Partners Group and the Matthews Group will agree to vote their shares in favour of the election or removal of the other party’s nominees.

Committee Representation

The Shareholders’ Agreement provides that, for so long as the Francisco Partners Group beneficially owns at least 10% of our outstanding common shares, unless prohibited by U.S. federal securities laws or the NASDAQ rules, the Francisco Partners Group is entitled to designate one member of each committee of our board of directors, other than our audit committee.

Special Approval Rights of the Francisco Partners Group

The Shareholders’ Agreement provides that we may not take certain significant actions without the approval of the Francisco Partners Group, so long as the Francisco Partners Group owns at least 15% of our outstanding common shares. These actions include:

•	amendments to our articles or by-laws;

•	issuance of any securities that are senior to our common shares in respect of dividend, liquidation preference or other rights and privileges;

•

issuance of equity securities or rights, options or warrants to purchase equity securities, with certain exceptions where we issue securities pursuant to our 2006 Equity Incentive Plan, in connection with acquisitions that involve the issuance of less than $25 million of our securities, upon the conversion of our currently outstanding warrants, as consideration paid to consultants for services provided to us, or in connection with technology licensing or other non-equity interim financing transactions;

•	declaring or paying any dividends or making any distribution or return of capital, whether in cash, in stock or in specie, on any equity securities;

•

incurring, assuming or otherwise becoming liable for debt obligations, other than refinancing our debt obligations following the closing of this offering and the application of the intended use of proceeds, incurring additional indebtedness in connection with our leasing program, or incurring up to $50 million in new indebtedness;

•

mergers, acquisitions, sales of assets or material subsidiaries, or the entering into any joint venture, partnership or similar arrangement that have a value of more than $25 million per such transaction;

•	any change in the number of directors that comprise our board of directors;

•

an amalgamation, merger or other corporate reorganization by the Company with or into any other corporation (other than a short-form amalgamation with a wholly-owned subsidiary); or an agreement to sell or sale of all or substantially all of the assets of the Company or other transaction that has the effect of a change of control of the Company; and

•	any liquidation, winding up, dissolution or bankruptcy or other distribution of the assets of the Company to its shareholders.

All of the provisions of the Shareholders’ Agreement are expressly subject to any requirements as to governance imposed by applicable securities laws and of any exchange on which our securities are listed.

Information Rights

So long as the Francisco Partners Group or the Matthews Group hold at least 10% of our outstanding common shares, such shareholder will have the right to receive from us monthly consolidated financial results, copies of all other financial statements, reports or projections, and material information provided to our lenders, and such additional information regarding our financial position or business as such shareholder reasonably requests.

Restrictions on Transfer of our Common Shares

Until such time as a party to the Shareholders’ Agreement holds less than 5% of our outstanding common shares, common shares held by such shareholder shall only be transferrable pursuant to (i) a tag-along or drag-along sale, (ii) a permitted transferee and among the parties to the Shareholders’ Agreement, (iii) transfers in broker’s sales in accordance with Rule 144 under the Securities Act (including its volume and manner of sale limitations) and (iv) pursuant to a registration statement provided for in the Registration Rights Agreement.

The Francisco Partners Group, so long as it owns or controls at least 10% of our outstanding common shares, is entitled to drag the other parties to the Shareholders’ Agreement into a non-affiliated change of control transaction if 50.1% of our outstanding common shares have voted in favor of that transaction or tendered into it. Notwithstanding the foregoing, the Francisco Partners Group’s drag along rights do not apply at any time that the Matthews Group owns or controls a greater percentage of our outstanding common shares than the Francisco Partners Group.

Also, until such time as the Francisco Partners Group has sold or transferred $281.3 million of common shares pursuant to a registration statement or no longer owns at least 10% of our outstanding common shares, the Matthews Group may not sell or transfer more than an aggregate of $50 million of our common shares (measured in gross proceeds and taking into account sales made under Rule 144 under the Securities Act) pursuant to a registration statement. This provision expires automatically on the fifth anniversary of the closing of this offering.

Director Independence

Seven of our directors are considered “independent”, as defined under the NASDAQ rules and for purposes of Canadian securities laws. Our independent directors are Peter Charbonneau, Benjamin Ball, Andrew Kowal, Jean-Paul Cossart, John McHugh, Hank Perret and Gil Palter. Gilbert Palter was previously non-independent because he was a director of BreconRidge and the Chief Investment Officer and Managing Partner of EdgeStone Capital Partners, L.P. (“EdgeStone”). EdgeStone held a 66.4% ownership interest in BreconRidge just prior to an acquisition by Sanmina-SCI Corporation on May 28, 2010. As a result of that acquisition (see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions Involving Related Parties”), EdgeStone no longer holds that ownership interest and, as a result, Mr. Palter is no longer considered non-independent. For purposes of the NASDAQ rules, an independent director means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director is considered to be independent for the purposes of Canadian securities laws if the director has no direct or indirect material relationship to the company. A material relationship is a relationship that could, in the view of the board, be reasonably expected to interfere with the exercise of a director’s independent judgment. Certain individuals, such as employees and executive officers of the Company, are deemed by Canadian securities laws to have material relationships with the Company.

Our non-independent Company directors are Donald Smith, Terence Matthews and Norman Stout. Don Smith is deemed to be non-independent because he is our chief executive officer. Terence Matthews, as chairman of our board of directors, is also deemed non-independent as an executive officer of the Company. Norman Stout is non-independent because of his former role as the chief executive officer of Inter-Tel. Mr. Stout is also a member of our compensation committee. The NASDAQ rules and Canadian securities rules deem past employees of a company or its affiliates to be non-independent for a period of three years after the conclusion of their employment.

The chairman of our board is Terence Matthews. As chairman, Dr. Matthews’ role is to promote the board’s effectiveness in providing oversight to the Company. In particular, the chairman has the responsibility to:

•	preside over board meetings in an efficient and effective manner that is compliant with governance policies and procedures;

•	in conjunction with the chief executive officer, communicate and maintain relationships with the Company, its shareholders and other stakeholders;

•	set board meeting agendas based on input from directors and senior management;

•	work cooperatively with the lead director in fulfilling the lead director’s mandate and, in the event of a conflict in their duties, yield to the lead director; and

•	carry out other duties, as requested by the board or the chief executive officer.

For purposes of the NASDAQ rules and Canadian securities laws, Dr. Matthews is deemed not to be an independent director. Accordingly, we also have a lead director, Peter Charbonneau. The responsibility of the lead director is to provide independent leadership to the board and ensure that it functions in an independent manner. Together with the chairman of the board, the lead director ensures that the board understands its responsibilities and communicates effectively with its subcommittees and with management.

Item 14.	Principal Accounting Fees and Services

External Auditor’s Fees. Deloitte & Touche LLP is our auditor. Fees billed by Deloitte & Touche LLP to the Company in fiscal years 2009 and 2010 were approximately $1,095,000 and $2,017,000, respectively, as detailed below.

	Fiscal Year 2009	Fiscal Year 2010
Audit fees (1)	$825,000	$1,917,000
Audit-related fees (2)	38,000	67,000
Tax fees (3)	71,000	33,000
All other fees (4)	161,000	—

Total	$1,095,000	$2,017,000

(1)	Audit fees relate to professional services rendered for the audit of our annual consolidated financial statements and, as required, the unconsolidated statutory financial statements of certain of our subsidiaries. In fiscal 2010, audit fees also include professional services related to quarterly reviews of our consolidated financial statements as well as professional services related to the filing of our prospectus and other related documents pertaining to our IPO.
(2)	Audit-related fees billed by Deloitte & Touche LLP relate to defined contribution pension plans in Canada, the United States and the United Kingdom. It also includes fees for accounting consultation and advisory services.
(3)	Tax fees relate to assistance with tax compliance, expatriate tax return preparation, tax planning and various tax advisory services.
(4)	Fiscal 2009 “all other fees” include other non-audit attestation services.

Pre-approval of Policies and Procedures

From time to time, management recommends to and requests approval from the audit committee for audit and non-audit services to be provided by our auditors. The audit committee considers such requests on a quarterly basis and, if acceptable, pre-approves such audit and non-audit services. During such deliberations, the audit committee assesses, among other factors, whether the services requested would be considered “prohibited services” as contemplated by the SEC, and whether the services requested and the fees related to such services could impair the independence of the auditors. Since the implementation of our audit committee pre-approval process in December 2003, all audit and non-audit services rendered by our auditors have been pre-approved by our audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	(1) and (2)—The following Consolidated Financial Statements of the Company are included in Item 8 herein.

(A)	Report of Independent Registered Chartered Accountants.

(B)	Consolidated Balance Sheets—Years ended April 30 2010 and April 30, 2009.

(C)	Consolidated Statements of Operations—Years ended April 30, 2010, April 30, 2009 and April 30, 2008.

(D)	Consolidated Statements of Shareholders’ Deficiency and Comprehensive Loss—Years ended April 30 2010, April 30, 2009, April 30, 2008 and April 30, 2007.

(E)	Consolidated Statements of Cash Flows—Years ended April 30, 2010, April 30, 2009 and April 30, 2008.

(F)	Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—See Exhibit Index.

The management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are denoted in the Exhibit Index.

2.	Exhibits filed with this report are listed in the Exhibit Index.

3.	Our consolidated valuation of qualifying accounts (Schedule II) financial statement schedule is included in Item 8 herein.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2010.

MITEL NETWORKS CORPORATION

By:	/s/ STEVEN E. SPOONER
Steven E. Spooner
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ DONALD W. SMITH Donald W. Smith	Chief Executive Officer (Principal Executive Officer) and Director	July 27, 2010

/s/ STEVEN E. SPOONER Steven E. Spooner	Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2010

/s/ DR. TERENCE H. MATTHEWS Dr. Terence H. Matthews	Chairman of the Board	July 27, 2010

/s/ PETER D. CHARBONNEAU Peter D. Charbonneau	Director	July 27, 2010

/s/ BENJAMIN H. BALL Benjamin H. Ball	Director	July 27, 2010

/s/ ANDREW J. KOWAL Andrew J. Kowal	Director	July 27, 2010

/s/ JEAN-PAUL COSSART Jean-Paul Cossart	Director	July 27, 2010

/s/ GILBERT S. PALTER Gilbert S. Palter	Director	July 27, 2010

/s/ NORMAN STOUT Norman Stout	Director	July 27, 2010

/s/ HENRY L. PERRET Henry L. Perret	Director	July 27, 2010

/s/ JOHN P. MCHUGH John P. McHugh	Director	July 27, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of Incorporation (23)

3.2	By—laws (22)

4.1	Form of Common Share Certificate (23)

10.1	Interest Rate Swap Agreement between Mitel U.S. Holdings, Inc. and Morgan Stanley Capital Services Inc. dated August 27, 2007 (17)

10.2	Securities Purchase Agreement between Mitel and Highbridge International LLC (“Highbridge”), Lakeshore International, Ltd. (“Lakeshore”), Marathon Special Opportunity Master Fund, Ltd. (“Marathon”), Fore Master Convertible Fund, Ltd. (together with Highbridge, Lakeshore and Marathon, the “Noteholders”) dated April 27, 2005 (10) +

10.3	Form of Senior Secured Note dated April 27, 2005 (included in Exhibit 10.2)

10.4	Form of Noteholder Warrant dated April 27, 2005, as amended on August 16, 2007 (15)

10.5	Class A Convertible Preferred Share Subscription Agreement between Mitel, EdgeStone Capital Equity Fund II–B GP, Inc. and EdgeStone Capital Equity Fund II Nominee, Inc. (together with EdgeStone Capital Equity fund II–B GP, Inc., “EdgeStone”) dated April 23, 2004 (10)

10.6	Return of Capital, Voting and Conversion Agreement between Mitel and EdgeStone dated June 22, 2007 (13)

10.7	Amended and Restated Common Share Repurchase, Voting and Conversion Agreement between Mitel and Power Technology Investment Corporation (“PTIC”) dated August 15, 2007 (15)

10.8	Common Share Repurchase and Voting Agreement between Mitel and Zarlink Semiconductor Inc. (“Zarlink”) dated May 30, 2007 (15)

10.9	Amended and Restated Warrant Repurchase, Voting and Conversion Agreement between Mitel, Terence H. Matthews, Wesley Clover Corporation (“Wesley Clover”) and Celtic Tech Jet Limited (“CTJL”) dated August 15, 2007 (14)

10.10	Termination Agreement between Mitel, Zarlink, PTIC, EdgeStone, Terence H. Matthews, Wesley Clover and CTJL dated August 16, 2007 (14)

10.11	Class 1 Convertible Preferred Share Subscription Agreement among Mitel, Arsenal Holdco I, S.a.r.l., Arsenal Holdco II, S.a.r.l. (together with Arsenal Holdco I, S.a.r.l., “Francisco Partners”), Morgan Stanley Principal Investments, Inc. (“Morgan Stanley”) dated August 16, 2007 (15) +

10.12	Form of Warrant granted to Francisco Partners and Morgan Stanley dated August 16, 2007 (12)

10.13	Class 1 Convertible Preferred Share and Warrant Subscription Agreement among Mitel, Francisco Partners and Morgan Stanley dated January 18, 2008 (17)

10.14	Form of Warrant granted to Francisco Partners and Morgan Stanley dated January 18, 2008 (see Exhibit A of Exhibit 10.13 above)

10.15	First Lien Credit Agreement among Mitel, Mitel Networks, Inc., Mitel U.S. Holdings, Inc., Arsenal Acquisition Corporation, certain lenders, Morgan Stanley Senior Funding (Nova Scotia) Co., Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 16, 2007 (15) +

10.16	Amendment No. 1 dated September 26, 2007, to the First Lien Credit Agreement described above in Exhibit 10.15 (17)

Exhibit Number	Description

10.17	Amendment No. 2 dated December 12, 2007, to the First Lien Credit Agreement described above in Exhibit 10.15 (17)

10.18	Amendment No. 3 dated July 31, 2008, to the First Lien Credit Agreement described above in Exhibit 10.15 (17)

10.19	Amendment No. 4 dated May 15, 2009, to the First Lien Credit Agreement described above in Exhibit 10.15 (18)

10.20	Amendment No. 5 dated September 14, 2009, to the First Lien Credit Agreement described above in Exhibit 10.15 (18)

10.21	First Lien Agency Assignment and Amendment Agreement dated as of July 24, 2009 in respect of the First Lien Credit Agreement (21)

10.22	Second Lien Credit Agreement among Mitel, Mitel U.S. Holdings Inc., certain lenders, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 16, 2007 (15) +

10.23	Amendment No. 1 dated September 26, 2007, to the Second Lien Credit Agreement described above in Exhibit 10.22 (17)

10.24	Amendment No. 2 dated December 12, 2007, to the Second Lien Credit Agreement described above in Exhibit 10.22 (17)

10.25	Amendment No. 3 dated July 31, 2008, to the Second Lien Credit Agreement described above in Exhibit 10.22 (17)

10.26	Amendment No. 4 dated May 15, 2009, to the Second Lien Credit Agreement described above in Exhibit 10.22 (18)

10.27	Amendment No. 5 dated July 24, 2009, to the Second Lien Credit Agreement described above in Exhibit 10.22 (18)

10.28	Second Lien Agency Assignment and Amendment Agreement dated as of November 30, 2009 in respect of the Second Lien Credit Agreement (21)

10.29	Agreement and Plan of Merger among Mitel, Inter–Tel (Delaware), Incorporated and Arsenal Acquisition Corporation dated April 26, 2007 (11)

*10.30	Deferred Share Unit Plan for Executives effective July 1, 2004 (5)

*10.31	Employee Stock Option Plan dated March 6, 2001, as amended (6)

*10.32	2004 U.S. Employee Stock Purchase Plan (4)

*10.33	Form of Global Mitel Employment Agreement (9)

*10.34	2006 Equity Incentive Plan (10)

*10.35	2007 U.S. Employee Stock Purchase Plan (16)

*10.36	Amended and Restated Employee Agreement between Mitel and Donald Smith effective as of March 12, 2010 (21)

*10.37	Amended and Restated Employment Agreement between Mitel and Paul Butcher effective as of March 12, 2010 (21)

*10.38	Amended and Restated Employment Agreement effective as of March 12, 2010, between Mitel and Steven Spooner (21)

Exhibit Number	Description

*10.39	Employment Contract dated August 31, 1999, between Mitel and Graham Bevington (the “Bevington Employment Contract”) (9)

*10.40	Alterations to terms and conditions of the Bevington Employment Contract dated July 20, 2001 (9)

*10.41	Amended and Restated Employment Agreement between Mitel and Ron Wellard effective as of March 12, 2010 (21)

*10.42	Letter Agreement dated March 1, 2002, between Terence H. Matthews and Paul Butcher (the “Butcher Letter Agreement”) (7)

*10.43	Amendment No. 1 to the Butcher Letter Agreement dated May 1, 2006 (7)

*10.44	Letter Agreement dated March 1, 2002, between Terence H. Matthews and Donald Smith (the “Smith Letter Agreement”) (7)

*10.45	Amendment No. 1 to the Smith Letter Agreement dated May 1, 2006 (7)

10.46	Integrated Communications Solutions R&D Project Agreement (the “R&D Project Agreement”) between Mitel, Mitel Knowledge Corporation, March Networks Corporation, March Healthcare and Her Majesty the Queen in Right of Canada dated October 10, 2002 (2) +

10.47	Amendment No. 1 to the R&D Project Agreement dated March 27, 2003 (3)

10.48	Amendment No. 2 to the R&D Project Agreement dated May 2, 2004 (10)

10.49	Amendment No. 3 to the R&D Project Agreement dated September 16, 2004 (10)

10.50	Amendment No. 4 to the R&D Project Agreement dated June 27, 2005 (10)

10.51	Amendment No. 5 to the R&D Project Agreement dated October 3, 2005 (10)

10.52	Form of Warrant granted to Her Majesty in Right of Canada (see Schedule 8 of Exhibit 10.48 above)

10.53	Lease Agreement between Mitel and Mitel Research Park Corporation (now Brookstreet Research Park Corporation) dated March 27, 2001 (1)

10.54	Tri–Party Agreement between Mitel Networks Overseas Limited, Mitel Networks International Limited and Mitel Networks Limited dated June 30, 2005 (10)

10.55	Master Manufacturing Services Agreement between Mitel and its subsidiaries and BreconRidge Corporation and its subsidiaries dated June 20, 2008 (20)

10.56	Master Manufacturing Services Agreement between Mitel and Flextronics Telecom Systems, Ltd. dated as at May 1, 2007 (20)

10.57	Shareholder Agreement among Mitel, Terence H. Matthews, Wesley Clover and Francisco Partners dated as of April 27, 2010 (24)

10.58	Amended and Restated Registration Rights Agreement among Mitel, Terence H. Matthews, Wesley Clover, EdgeStone, Francisco Partners and Morgan Stanley dated as of April 27, 2010 (24)

10.59

Purchase Agreement dated as of April 21, 2010 among Mitel Networks Corporation (“Mitel”), the selling shareholders named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., UBS Securities LLC, Piper Jaffray & Co., Genuity Capital Markets and JMP Securities LLC

Exhibit Number	Description

21.1	Subsidiaries of Mitel (19)

23.1	Consent of Deloitte & Touche LLP

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Portions of this document have been granted “Confidential Treatment” by the Secretary of the SEC.

*	Management contract or compensatory arrangement.

(1)	Incorporated by reference to Mitel’s Registration Statement on Form 20–F, filed with the SEC on August 26, 2002.

(2)	Incorporated by reference to Amendment No. 3 to the Mitel’s Registration Statement on Form 20–F, filed with the SEC on February 12, 2003.

(3)	Incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on August 31, 2004.

(4)	Incorporated by reference to Mitel’s Form S–8, dated November 29, 2004, filed with the SEC on November 29, 2004.

(5)	Incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 24, 2005.

(6)	Incorporated by reference to Mitel’s Form S–8, dated March 6, 2006, filed with the SEC on March 6, 2006.

(7)	Incorporated by reference to Amendment No. 1 to Schedule 13D (Mitel as issuer) filed with the SEC on May 5, 2006 by Terence H. Matthews, Wesley Clover Corporation and Celtic Tech Jet Limited.

(8)	Incorporated by reference to Mitel’s Registration Statement on Form F–1, filed with the SEC on May 9, 2006.

(9)	Incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006.

(10)	Incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006.

(11)	Incorporated by reference to Inter–Tel (Delaware), Incorporated’s Form 8–K, filed with the SEC on April 27, 2007.

(12)	Incorporated by reference to Schedule 13D (Mitel as issuer) filed with the SEC on August 27, 2007 by Arsenal Holdco I, S.a.r.l., Arsenal Holdco II, S.a.r.l., Francisco Partners GP II (Cayman), L.P., Francisco Partners GP II Management (Cayman) Limited, Francisco Partners GP II, L.P., Francisco Partners II (Cayman), L.P., Francisco Partners Parallel Fund II, L.P. and Francisco Partners GP II Management, LLC.

(13)	Incorporated by reference to Amendment No. 2 to Schedule 13D (Mitel as issuer) filed with the SEC on August 28, 2007 by EdgeStone Capital Equity Fund II–A, L.P.; EdgeStone Capital Equity Fund II–US, L.P.; EdgeStone Capital Equity Fund II–US–Inst., L.P.; National Bank Financial & Co. Inc.; EdgeStone Capital Equity Fund II–A GP, L.P.; EdgeStone Capital Equity Fund II US GP, L.P.; EdgeStone Capital Equity Fund II–US–Inst. GP, L.P.; EdgeStone Capital Equity Fund II–A GP, Inc.; EdgeStone Capital Equity Fund II–US Main GP, Inc.; EdgeStone Capital Equity Fund II–US–Inst. GP, Inc.; Samuel L. Duboc; Gilbert S. Palter; Bryan W. Kerdman; Sandra Cowan; EdgeStone Capital Equity Fund II–B GP, Inc.; EdgeStone Affiliate 2004 Equity Fund II, L.P.; EdgeStone Affiliate Non–Canadian 2004 Equity Fund II, L.P.; EdgeStone Capital Equity Fund II–US GP, Inc.; and EdgeStone Capital Equity Fund II GP, L.P.

(14)	Incorporated by reference to Amendment No. 2 to Schedule 13D (Mitel as issuer) filed with the SEC on September 28, 2007 by Terence H. Matthews, Wesley Clover Corporation and Celtic Tech Jet Limited.

(15)	Incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 24, 2007.

(16)	Incorporated by reference to Mitel’s Form S–8, filed with the SEC on November 26, 2007.

(17)	Incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008.

(18)	Incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 14, 2009.

(19)	Incorporated by reference to Mitel’s Registration Statement on Form F–1, filed with the SEC on December 22, 2009.

(20)	Incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on February 4, 2010.

(21)	Incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010.

(22)	Incorporated by reference to Amendment No. 3 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 30, 2010.

(23)	Incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F–1, filed with the SEC on April 16, 2010.

(24)	Incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010.