Form 10-Q
period 2010-07-31
MITEL NETWORKS CORP
filed 2010-09-14
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-34699

MITEL NETWORKS CORPORATION

(Exact name of Registrant as specified in its charter)

Canada	98-0621254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Legget Drive, Ottawa, Ontario Canada	K2K 2W7
(Address of principal executive offices)	(Zip Code)

(613) 592-2122

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☑ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

The Registrant completed the initial public offering of its common shares on April 27, 2010. Accordingly, there was no public market for the Registrant’s common shares as of October 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter. As of August 31, 2010, there were 52,838,820 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	July 31, 2010	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$84.7	$76.6
Accounts receivable (net of allowance for doubtful accounts of $9.6 and $11.9, respectively)	114.6	121.5
Sales-type lease receivables (net) (note 3)	31.2	33.8
Inventories (net) (note 4)	27.7	26.7
Deferred tax asset	10.2	15.0
Other current assets (note 5)	45.3	46.5

	313.7	320.1
Non-current portion of sales-type lease receivables (net) (note 3)	27.4	29.2
Deferred tax asset	4.9	5.0
Property and equipment (net)	15.6	17.0
Identifiable intangible assets (net) (note 6)	117.4	123.1
Goodwill	134.5	134.5
Other non-current assets	11.0	12.1

	$624.5	$641.0

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$103.0	$107.7
Due to related parties (note 8)	0.6	7.2
Current portion of deferred revenue	43.5	46.2
Current portion of long-term debt	4.0	4.1

	151.1	165.2
Long-term debt	344.9	345.7
Lease recourse liability (note 3)	7.3	7.9
Long-term portion of deferred revenue	12.6	14.1
Deferred tax liability	64.9	70.9
Pension liability (note 9)	69.5	68.1
Other non-current liabilities	22.3	24.0

	672.6	695.9

Commitments, guarantees and contingencies (note 10)
Shareholders’ deficiency:
Common shares, without par value—unlimited shares authorized, issued and outstanding: 52.8 at July 31, 2010 and 52.8 at April 30, 2010 (note 11)	802.9	802.8
Preferred shares—unlimited shares authorized, nil issued and outstanding	—	—
Warrants (note 12)	55.6	55.6
Additional paid-in capital	8.5	7.7
Accumulated deficit	(823.1)	(829.9)
Accumulated other comprehensive loss	(92.0)	(91.1)

	(48.1)	(54.9)

	$624.5	$641.0

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions except per share amounts)

(Unaudited)

	Three Months Ended
	July 31, 2010	July 31, 2009
Revenues:
Telecommunications	$140.8	$140.4
Network services	19.2	19.0

	160.0	159.4

Cost of revenues:
Telecommunications	72.4	71.6
Network services	10.5	11.2

	82.9	82.8

Gross margin	77.1	76.6

Expenses:
Selling, general and administrative	53.2	53.4
Research and development	13.1	13.1
Special charges and restructuring costs (recovery) (note 14)	(0.1)	0.4

	66.2	66.9

Operating income	10.9	9.7
Interest expense	(5.1)	(8.8)
Fair value adjustment on derivative instruments (note 15)	0.8	0.6
Other income (expense), net	0.1	(1.4)

Income before income taxes	6.7	0.1
Current income tax expense	(1.0)	(0.6)
Deferred income tax recovery	1.1	2.5

Net income	$6.8	$2.0

Net income (loss) per common share (note 13):
Basic	$0.13	$(0.66)
Diluted	$0.12	$(0.66)
Weighted-average number of common shares outstanding (note 13)
Basic	52.8	14.3
Diluted	56.5	14.3

(The accompanying notes are an integral part of these consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

AND COMPREHENSIVE LOSS

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficiency
	Number		Amount
Balance at April 30, 2010	52.8		$802.8	$55.6	$7.7	$(829.9)	$(91.1)	$(54.9)

Net income	—		—	—	—	6.8	—	6.8
Foreign currency translation adjustments	—		—	—	—	—	(0.9)	(0.9)

Comprehensive income	—		—	—	—	6.8	(0.9)	5.9
Issue of shares	—	(1)	0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	0.8	—	—	0.8

Balance at July 31, 2010	52.8		$802.9	$55.6	$8.5	$(823.1)	$(92.0)	$(48.1)

(1) Issue of shares was less than 0.1 for the period.
	Common Shares			Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficiency
	Number		Amount
Balance at April 30, 2009	14.3		$277.8	$56.6	$4.4	$(728.0)	$(40.9)	$(430.1)

Adoption of the ASC Derivatives and Hedging Topic	—		—	(1.0)	—	1.0	—	—

Balance at May 1, 2009	14.3		277.8	55.6	4.4	(727.0)	(40.9)	(430.1)

Net income	—		—	—	—	2.0	—	2.0
Unrealized derivative gain on cash flow hedges	—		—	—	—	1.8	—	1.8
Foreign currency translation adjustments	—		—	—	—	—	5.0	5.0

Comprehensive income	—		—	—	—	3.8	5.0	8.8
Stock-based compensation	—		—	—	0.6	—	—	0.6
Accretion of interest on redeemable preferred shares	—		—	—	—	(11.4)	—	(11.4)

Balance at July 31, 2009	14.3		$277.8	$55.6	$5.0	$(734.6)	$(35.9)	$(432.1)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	July 31, 2010	July 31, 2009
CASH PROVIDED BY (USED IN)
Operating activities:
Net income	$6.8	$2.0
Adjustments to reconcile net income to net cash from (used in) operating activities:
Amortization and depreciation	8.6	8.6
Fair value adjustment on derivative instruments	(0.8)	(0.6)
Stock-based compensation	0.8	0.6
Loss on disposal of assets	—	0.4
Accretion of interest on litigation settlement obligation	0.2	0.3
Unrealized foreign exchange gain (loss)	(0.3)	1.1
Deferred income taxes	(1.2)	(1.4)
Non-cash movements in provisions	(3.2)	(1.2)
Change in operating non-cash assets and liabilities (note 17)	(1.3)	(1.3)

Net cash from operating activities	9.6	8.5

Investing activities:
Additions to capital and intangible assets	(1.0)	(1.1)
Change in restricted cash	1.2	0.1
Realized foreign exchange loss on hedging activities	(0.5)	—
Realized foreign exchange gain on hedging activities	0.2	—

Net cash used in investing activities	(0.1)	(1.0)

Financing activities:
Repayment of capital lease liabilities	(0.6)	(0.5)
Repayment of long-term debt	(0.5)	(0.5)
Payment of litigation settlement obligation	(0.9)	(0.8)

Net cash used in financing activities	(2.0)	(1.8)

Effect of exchange rate changes on cash and cash equivalents	0.6	2.0

Net increase in cash and cash equivalents	8.1	7.7
Cash and cash equivalents, beginning of period	76.6	28.4

Cash and cash equivalents, end of period	$84.7	$36.1

(Note 17 contains supplementary cash flow information)

(The accompanying notes are an integral part of these consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 31, 2010 and July 31, 2009

(in U.S. dollars, millions except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at July 31, 2010 and the results of operations and cash flows of the Company for each of the three-month periods ended July 31, 2010 and July 31, 2009 in accordance with GAAP applied on a consistent basis. The consolidated financial statements include the accounts of Mitel and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated.

These unaudited interim consolidated financial statements and the accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto for each of the three years ended April 30, 2010 contained in the Company’s Form 10-K (the “audited annual consolidated financial statements”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in note 2 to the audited annual consolidated financial statements. There have been no significant changes to these policies. With the exception of the accounting pronouncements below, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality will no longer be within the scope of guidance in the Software—Revenue Recognition Subtopic of the FASB Accounting Standards Codification (“FASB ASC”). The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to adopt this ASU in the first quarter of fiscal 2012. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU provides amendments to the criteria in the Revenue Recognition—Multiple-Element Arrangements Subtopic of the FASB ASC. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to adopt this ASU in the first quarter of fiscal 2012. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20 to enhance disclosure about the credit quality of financing receivables and the related allowance for credit losses. The Company is required to adopt this ASU in the third quarter of fiscal 2011. As a result of this ASU, the Company expects to provide additional disclosures surrounding its sales-type lease receivables and its related allowances in the third quarter of fiscal 2011.

3. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases represents the value of sales-type leases presently held under the TotalSolution® program. The Company currently sells the rental payments due to the Company from some of the sales-type leases. The Company maintains reserves against its estimate of potential recourse for the balance of sales-type leases (recorded net, against the receivable) and for the balance of sold rental payments remaining unbilled (recorded separately as a lease recourse liability). The following table provides detail on the sales-type leases:

	July 31, 2010				April 30, 2010
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$13.2	$(4.3)		$8.9	$13.4	$(4.1)		$9.3
Current portion of investment in sales-type leases	32.6	(1.4)		31.2	35.3	(1.5)		33.8
Non-current portion of investment in sales-type leases	28.6	(1.2)		27.4	30.5	(1.3)		29.2

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	74.4	(6.9)		67.5	79.2	(6.9)		72.3
Sold rental payments remaining unbilled	179.5	(7.3	)(1)	172.2	184.9	(7.9	)(1)	177.0

Total of sales-type leases unsold and sold	$253.9	$(14.2)		$239.7	$264.1	$(14.8)		$249.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three month period ended July 31, 2010, the Company sold $16.5 of rental payments and recorded gains on sale of those rental payments of $2.4 (three month period ended July 31, 2009—sold $17.5 and recorded gains of $1.9). Sold payments remaining unbilled at the end of the period represents the total balance of leases that are not included in our consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

4. INVENTORIES

	July 31, 2010	April 30, 2010
Raw materials and work in process	$6.3	$5.1
Finished goods	29.4	30.0
Less: provision for obsolete inventory	(8.0)	(8.4)

	$27.7	$26.7

5. OTHER CURRENT ASSETS

	July 31, 2010	April 30, 2010
Prepaid expenses and deferred charges	$17.6	$16.7
Unbilled receivables	12.6	14.3
Other receivables	6.9	6.5
Service inventory	7.1	6.7
Restricted cash	1.1	2.3

	$45.3	$46.5

6. IDENTIFIABLE INTANGIBLE ASSETS (net)

	July 31, 2010			April 30, 2010
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$13.1	$(8.1)	$5.0	$12.8	$(7.7)	$5.1
Customer relationships	99.9	(37.1)	62.8	99.9	(34.0)	65.9
Developed technology	78.8	(29.2)	49.6	78.8	(26.7)	52.1
Trade name	2.3	(2.3)	—	2.3	(2.3)	—

Intangible assets, net	$194.1	$(76.7)	$117.4	$193.8	$(70.7)	$123.1

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	July 31, 2010	April 30, 2010
Trade payables	$26.6	$27.5
Employee-related payables	17.1	16.4
Restructuring, warranty and other provisions	4.8	6.2
Other accrued liabilities	54.5	57.6

	$103.0	$107.7

8. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, “the Matthews Group”) are significant shareholders of the Company. In addition, the Matthews Group holds certain warrants and options of the Company. Significant transactions with companies controlled by or related to Dr. Matthews include the following:

BreconRidge manufacturing agreement

Throughout fiscal 2010, the Matthews Group had a significant interest in BreconRidge Manufacturing Solutions (“BreconRidge”), a significant supplier to Mitel. In May 2010, the Matthews Group and other BreconRidge shareholders sold their interest in BreconRidge to Sanmina–SCI. As a result, for fiscal 2011, BreconRidge is no longer a related party to Mitel. The Company does not currently anticipate significant changes to its manufacturing supply agreement as a result of this transaction.

In the three month period ended July 31, 2009, the Company purchased $10.7 of products and services and sold $0.2 of raw material inventory under a manufacturing supply agreement with BreconRidge. As of April 30, 2010, balances payable pursuant to this agreement amounted to $6.6 and balances receivable pursuant to this agreement amounted to $0.7.

Leased properties

The Company leases its Ottawa-based headquarter facilities from a company controlled by Dr. Matthews. During the three months ended July 31, 2010, Mitel recorded lease expense of $1.6 (three months ended July 31, 2009—$1.6). At July 31, 2010, balances payable relating to the lease agreement totaled $0.1 (April 30, 2010—$0.7). The lease expires in February 2011.

Other

During the three months ended July 31, 2010, other transactions with companies related to Dr. Matthews arising in the normal course consisted of sales of $0.4 and purchases of $0.7 (three months ended July 31, 2009—sales of $0.2 and purchases of $0.4). At July 31, 2010, the net balance receivable as a result of these transactions was $0.8 (April 30, 2010—$1.5).

The Francisco Group

Francisco Partners Management, LLC and certain of its affiliates (collectively, “the Francisco Group”) are significant shareholders of the Company. In addition, the Francisco Group holds certain warrants and options of the Company. Significant transactions with companies controlled by or related to the Francisco Group include the following:

Second Lien Debt

During the third quarter of fiscal 2010, an affiliate of the Francisco Group purchased $21.2 in principal of the outstanding second lien term debt held by a third party. Interest of $0.4 was expensed during the first quarter of fiscal 2011 relating to the second lien debt held by the Francisco Group.

9. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan. At July 31, 2010, the pension liability was $69.5 (April 30, 2010—$68.1). The Company’s net periodic benefit cost was as follows:

	Three months ended
	July 31, 2010	July 31, 2009
Current service cost—defined contribution	$0.6	$0.3
Current service cost—defined benefit	0.3	0.2
Interest cost	2.4	1.9
Expected return on plan assets	(1.9)	(1.5)
Recognized actuarial loss	0.6	0.1

Net periodic benefit cost	$2.0	$1.0

10. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Product warranties

The Company provides its customers with standard warranties on hardware and software for periods of up to 15 months. At July 31, 2010, the warranty accrual was $1.6 (April 30, 2010—$1.6).

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

Bid and performance related bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. For the periods reported, the liability recognized related to these bid and performance related bonds was insignificant. At July 31, 2010, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $5.7 (April 30, 2010—$4.8).

Contingencies

On February 27, 2008, the Company issued a statement of claim against one of its customers for non-payment of invoices arising from the provision of hardware, software and services. The customer responded with a counterclaim for a return of amounts paid plus other un-quantified costs. Effective September 2, 2010, the parties have reached a settlement, including a consent to dismiss all outstanding claims and counterclaims in the matter.

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

11. SHARE CAPITAL

Share Capital

At July 31, 2010 and April 30, 2010, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors. No preferred shares were outstanding at July 31, 2010 or April 30, 2010.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Three months ended
	July 31, 2010			July 31, 2009
	Number of Options		Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price
Outstanding options:
Balance, beginning of period:	2.6		$4.02	2.1		$14.55
Granted	1.4		$8.83	0.5		$4.35
Exercised	—	(1)	$3.75	—		—
Forfeited	—	(1)	$4.91	—	(1)	$15.43
Expired	—	(1)	$6.36	—	(1)	$13.37

Balance, end of period:	4.0		$5.79	2.6		$4.10	(2)

Number of options exercisable	1.3		$4.15	0.8		$4.77	(2)

(1)	Number of options is less than 0.1 for the period.
(2)	Weighted average exercise price at July 31, 2009 reflects a July 2009 stock option modification that lowered the exercise price of substantially all outstanding stock options.

The Company used the Black-Scholes-Merton option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	July 31, 2010	July 31, 2009
Risk-free interest rate	1.76%	2.30%
Dividends	0%	0%
Expected volatility	55.0%	85.0%
Annual forfeiture rate	10%	10%
Expected life of the options (1)	4.6 years	5.0 years
Fair value per option	$4.45	$1.32

(1)	In accordance with the Stock Compensation topic of the FASB ASC. the Company determined the expected life of the options using a simplified method due to the Company’s short history as a publicly-traded company. As a result, the expected life was calculated using an average of the original contract term (seven years) and the vesting term, taking into account graded vesting. The expected term for the first quarter of fiscal 2010 was based on the contract term of the options as the Company was privately held.

The number of options (and all other security-based compensation) available for grant under the Company’s 2006 Equity Incentive Plan at July 31, 2010 was 1.6 (April 30, 2010—2.9).

Deferred Share Unit (“DSU”) Plans

At July 31, 2010, there were 0.04 million (April 30, 2010—0.04 million) DSUs outstanding with a fair value of $0.4 (April 30, 2010—$0.4) recorded as a liability in accounts payable and accrued liabilities on the consolidated balance sheets.

12. WARRANTS

The following table outlines the carrying value of warrants outstanding as of July 31, 2010 and April 30, 2010:

	July 31, 2010	April 30, 2010
Warrants issued in connection with government funding (a)	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes (b)	10.5	10.5
Warrants issued in connection with Class 1 Preferred Shares (c)	6.0	6.0
Warrants issued in connection with Series A Preferred Shares (d)	—	—

	$55.6	$55.6

(a)	At July 31, 2010, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2010—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.
(b)	At July 31, 2010, there were 1.35 million warrants outstanding that were issued in connection with the issuance of the Senior Secured Convertible Notes (April 30, 2010—1.35 million). The warrants have an exercise price of $15.69 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(c)	At July 31, 2010, there were 1.81 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares (April 30, 2010—1.81 million). The warrants have an exercise price of $16.48 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(d)	At July 31, 2010, there were 0.44 million warrants outstanding that were issued in connection with Series A Preferred Shares (April 30, 2010—0.44 million). The warrants have an exercise price of C$14.18 per share, are exercisable at any time at the option of the holder and expire in April 2011. As a result of the exercise price being in a currency other than U.S. dollars, the warrants are recorded as a liability at fair value in the consolidated balance sheets. The fair value at July 31, 2010 was $0.2 (April 30, 2010—$1.0) and was included in other long-term liabilities.

13. EARNINGS (LOSS) PER SHARE (“EPS”)

During the first quarter of fiscal 2010, the Company had Class 1 Preferred Shares outstanding. Because the holders of the Class 1 Preferred Shares were entitled to dividends on a basis equivalent to holders of common shares, the Company used the two-class method to determine income attributable to common shareholders and then divided it by the weighted-average common shares outstanding for the period to determine basic EPS. The Class 1 Preferred Shares were converted into common shares in April 2010 and therefore the use of the two-class method was no longer necessary for the first quarter of fiscal 2011.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three months ended
	July 31, 2010	July 31, 2009
Net income, as reported	$6.8	$2.0
Accreted interest on redeemable shares	—	(11.4)

Net income (loss) attributable to common shareholders	$6.8	$(9.4)

Weighted average common shares outstanding during the period, basic	52.8	14.3

Income (loss) per common share, basic	$0.13	$(0.66)

Weighted average common shares outstanding during the period, basic	52.8	14.3
Dilutive effect of options	1.2	—
Dilutive effect of warrants	2.5	—

Weighted average common shares outstanding during the period, diluted	56.5	14.3

Income (loss) per common share, diluted	$0.12	$(0.66)

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended
(Number outstanding, in millions)	July 31, 2010	July 31, 2009
Stock options	1.5	2.6
Warrants	3.2	1.5

Additionally, for the three months ended July 31, 2009, warrants to acquire 1.1 million common shares, which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period. For the three months ended July 31, 2010, the warrants were excluded in the diluted EPS calculation because the exercise price exceeded the average market price of the common shares and as such, they are included in the table above.

As a result of having a net loss attributable to common shareholders for the three months ended July 31, 2009, the following potentially dilutive securities have been excluded from the calculation of diluted loss per common share because to do so would have been anti-dilutive:

(number outstanding, in millions)	Three months ended July 31, 2009
Warrants	2.5
Convertible, redeemable preferred shares	0.3

14. SPECIAL CHARGES AND RESTRUCTURING COSTS

During the first quarter of fiscal 2011 and 2010, activity relating to special charges and restructuring costs primarily consists of cash payments made against the provision. A description of the provision and the related activities from the last three fiscal years is included in note 7 to the audited annual consolidated financial statements.

The following tables summarize the change in provision for special charges and restructuring costs during the first quarter of fiscal 2011 and the first quarter of fiscal 2010:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2010	$0.3	$6.5	$6.8
Charges (reversals)	0.1	(0.2)	(0.1)
Cash payments	(0.4)	(0.6)	(1.0)

Balance of provision as of July 31, 2010	$—	$5.7	$5.7

Balance of provision as of April 30, 2009	$2.7	$8.1	$10.8
Charges	0.2	0.2	0.4
Cash payments	(1.3)	(0.1)	(1.4)
Foreign currency impact	0.4	0.1	0.5

Balance of provision as of July 31, 2009	$2.0	$8.3	$10.3

15. FAIR VALUE ADJUSTMENT ON DERIVATIVE INSTRUMENTS

The change in fair value of the Company’s derivative instruments that is required to be recorded as a liability is as follows:

	Three Months Ended
	July 31, 2010	July 31, 2009
Gain on change in fair value of Class 1 Preferred Shares (a)	$—	$0.6
Warrants with an exercise price denominated in Canadian dollars (b)	0.8	—

	$0.8	$0.6

(a)

As further described in notes 21 and 22 to the audited annual consolidated financial statements, as a result of the features of the Class 1 Preferred Shares, the conversion option was required to be recorded at fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The change in fair value of the derivative was a decrease of $0.6 in the liability resulting in a corresponding gain in the consolidated statement of operations for the three months ended July 31, 2009. As described in note 1 to the audited annual consolidated financial statements, in connection with the April 2010 initial public offering, the Class 1 Preferred Shares were converted into common shares.

(b)	At July 31, 2010, there were 0.44 million warrants outstanding with an exercise price of C$14.18. These warrants expire in April 2011. Since the warrants are exercisable in a currency other than U.S. dollars, the fair value of the warrants is recorded as a liability, with changes in fair value recorded in the consolidated statements of operations. For the three month periods ended July 31, 2010 and July 31, 2009, the Company has recorded a gain of $0.8 and nil, respectively.

16. SEGMENT INFORMATION

Mitel’s portfolio of solutions provide advanced voice, video and data communications platforms, desktop phones and Internet appliances, applications for customer relationship management and mobility, messaging and multimedia collaboration. The Company’s reportable segments are represented by the four geographic areas: United States, Canada and Caribbean and Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Financial information by geographic area for the three months ended July 31, 2010 and July 31, 2009 is summarized below.

	United States	EMEA	Canada and CALA	Asia Pacific	Corporate and Other	Total
Three months ended—July 31, 2010
Revenue
Telecommunications	$89.5	$35.0	$11.1	$5.2	$—	$140.8
Services and other	19.2	—	—	—	—	19.2

	108.7	35.0	11.1	5.2	—	160.0

Contribution margin	42.4	4.9	12.9	1.9	—	62.1
Shared and unallocated costs	—	—	—	—	(51.2)	(51.2)

Operating income (loss)	$42.4	$4.9	$12.9	$1.9	$(51.2)	$10.9

Three months ended—July 31, 2009
Revenue
Telecommunications	$90.3	$37.2	$9.0	$3.9	$—	$140.4
Network services	19.0	—	—	—	—	19.0

	109.3	37.2	9.0	3.9	—	159.4

Contribution margin	39.0	14.1	3.6	0.9	—	57.6
Shared and unallocated costs	—	—	—	—	(47.9)	(47.9)

Operating income (loss)	$39.0	$14.1	$3.6	$0.9	$(47.9)	$9.7

Geographic information

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended
	July 31, 2010	July 31, 2009
United States	$108.9	$109.4
United Kingdom	24.5	27.4
Canada	8.8	7.1
Other foreign countries	17.8	15.5

	$160.0	$159.4

17. SUPPLEMENTARY CASH FLOW INFORMATION

Cash and cash equivalents at July 31, 2010 consisted of cash of $51.2 (April 30, 2010—$46.6) and cash equivalents of $33.5 (April 30, 2010—$30.0). Cash interest and cash taxes paid during first quarter of fiscal 2011 were $4.4 and $0.6, respectively (first quarter of fiscal 2010—$8.4 and $0.2, respectively).

	Three months ended
	July 31, 2010	July 31, 2009
Change in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$14.5	$0.9
Inventories	(0.9)	1.0
Other current assets (1)	(0.1)	3.7
Accounts payable and accrued liabilities	(10.2)	(3.2)
Due to related parties	0.1	0.6
Deferred revenue	(4.5)	(2.4)
Other non-current liabilities (2)	(0.1)	(1.7)
Change in pension liability	(0.1)	(0.2)

	$(1.3)	$(1.3)

(1)	Included in other current assets is restricted cash which is included separately on the consolidated statements of cashflow.
(2)	Included in other non-current liabilities are the derivative instrument liability and the litigation settlement obligation which are included separately on the consolidated statements of cashflow.

18. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company utilizes forward contracts to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company does not use derivative contracts for speculative purposes. At July 31, 2010 and April 30, 2010, all of the Company’s outstanding forward contracts had a term of one month or less.

At July 31, 2010, the Company held forward option contracts to buy $3.9 U.S. dollar equivalent, in Australian dollars. As well, the Company held forward option contracts to sell $5.4 U.S. dollar equivalent, in Euros, British pounds sterling and Canadian dollars. At July 31, 2010, the Company recorded a net unrealized gain on fair value adjustments on the outstanding forward contracts of less than $0.1.

At April 30, 2010, the Company held forward contracts to buy $2.8 U.S. dollar equivalent, in Euros and Australian dollars. As well, the Company held forward option contracts to sell $12.9 U.S. dollar equivalent, in British pounds sterling and Canadian dollars. At April 30, 2010, the Company recorded an unrealized loss on fair value adjustments on the outstanding forward contracts of $0.1.

19. FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosure Topic of the FASB ASC requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at Reporting Date
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs		Significant Unobservable Inputs	Total
	Level 1	Level 2		Level 3
July 31, 2010
Assets
Cash equivalents	$—	$33.5		$—	$33.5
Restricted cash	1.1	—		—	1.1
Liabilities
Derivative liability instrument	—	—		0.2	0.2
Forward contracts	—	—	(1)	—	—

April 30, 2010
Assets
Cash equivalents	$—	$30.0		$—	$30.0
Restricted cash	2.3	—		—	2.3
Liabilities
Derivative liability instrument	—	—		1.0	1.0
Forward contracts	—	0.1		—	0.1

(1)	Fair value of less than 0.1.

The decrease in the derivative liability instrument (classified as a Level 3 financial liability) from April 30, 2010 to July 31, 2010 was due to a decrease in the Company’s share price and the fact that the warrants are three months closer to expiry.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. All amounts are expressed in U.S. dollars unless otherwise noted.

Certain information contained in this Quarterly Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Quarterly Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; and our R&D expenditures. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	our ability to achieve profitability in the future;

•	fluctuations in our quarterly and annual revenues and operating results;

•	fluctuations in foreign exchange rates;

•	our recent growth may not be representative of future growth;

•	current and ongoing global economic instability;

•	intense competition;

•	our ability to keep pace with technological developments and evolving industry standards;

•	failure of the market for unified communications and collaboration (“UCC”) to become more widespread;

•	risks related to the rate of adoption of IP telephony by our customers;

•	fluctuations in our working capital requirements and cash flows;

•	our ability to access additional sources of funds;

•	risks related to our level of indebtedness;

•	our ability to protect our intellectual property and our possible infringement of the intellectual property rights of third parties;

•	our reliance on channel partners for a significant component of our sales;

•	our dependence upon a small number of outside contract manufacturers to manufacture our products;

•	our dependence on sole source and limited source suppliers for key components;

•	possible delays in the delivery of, or lack of access to, software or other intellectual property licensed from our suppliers;

•	uncertainties arising from our foreign operations;

•	fluctuations in interest rates;

•	challenges to our transfer pricing policies by tax authorities;

•	our ability to sell leases derived from our managed services offering or a breach of our obligations in respect of such sales;

•	risks related to the financial condition of our customers;

•	reliance on our key personnel;

•	design defects, errors, failures or “bugs” in our solutions;

•	our ability to successfully integrate future strategic acquisitions;

•	problems with the infrastructure of carriers; and

•	our ability to successfully implement and achieve our business strategies.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made assumptions regarding, among other things: stable foreign exchange rates; no unforeseen changes occurring in the competitive landscape that would affect our industry; a stable or recovering economic environment; no significant event occurring outside the ordinary course of our business; stable interest rates; and certain other assumptions that are set out proximate to the applicable forward-looking statements contained in this Quarterly Report. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report as a result of various factors, including the risks and uncertainties discussed below.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report. Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Please refer to the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010 (the “Annual Report”) for a further discussion of risks and uncertainties affecting our business and financial results.

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

In April 2010, we completed our initial public offering (“IPO”) on the The NASDAQ Global Market. The net proceeds of $130.7 million were used to repay $30.0 million outstanding under our revolving credit facility and to prepay $72.0 million of our first lien term loan, with the remainder held for general corporate purposes. In conjunction with our IPO, we converted all of our outstanding Class 1 Preferred Shares into common shares.

In fiscal 2011, our operating results continue to be affected by the global economic downturn, which started in mid-calendar year 2008 and which most economic analysts have indicated is still in effect. Many of our current and prospective customers, particularly in the United States (“U.S.”), have responded to the financial and credit crises and general macroeconomic uncertainty by suspending, delaying or reducing their capital expenditures. These conditions have negatively impacted our sales since the second half of fiscal 2009. The tightened credit markets also affected our sales of net rental payments under sales-type leases, resulting in lower cash flows generated from such sales, compared to historical levels. We responded to the negative effect of the downturn by implementing cost reduction programs to re-align our operating model. These programs, which were implemented during the second half of fiscal 2009 and throughout fiscal 2010, included headcount reductions, reduced discretionary spending, closure of excess facilities across our geographic regions and renegotiation of key supplier contracts. In fiscal 2009, we implemented a temporary reduced work week program, which remained in effect throughout fiscal 2010. In June 2010, we made the decision to phase out the reduced work week program gradually during fiscal 2011.

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

We recently announced some changes to our senior management team. More specifically, in September 2010, Don Smith, our chief executive officer, announced his retirement. A search committee has been formed by our Board of Directors to identify a successor. Mr. Smith will continue to serve as Mitel’s chief executive officer until his successor is found. The Company expects that this role will be filled within the next three to four months. Mr. Smith will continue to serve as a director of Mitel after his retirement. The terms of Mr. Smith’s separation agreement as chief executive officer are further detailed in Part II, Item 5 of this Quarterly Report.

Further, in August 2010, we advised that Paul Butcher, our president and chief operating officer, in addition to his current responsibilities and on an interim basis, has taken direct responsibility for the management and direction of Mitel’s U.S. operations. He assumed this role following the departure of the President of our Mitel U.S. division. The Company does not expect that any of these changes to our senior management will have a material impact on our business, operations or financial condition.

Total revenue for the quarter ended July 31, 2010 was $160.0 million compared to $159.4 million for the quarter ended July 31, 2009. The sales increase was the result of increased volumes in our Asia Pacific and Canada and Caribbean & Latin America (collectively “Canada and CALA”) segments. This was partially offset by lower revenue in Europe, Middle East & Africa (collectively “EMEA”) due to unfavorable movements in foreign exchange rates. Revenue in the U.S., our target segment, was effectively flat in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as the continued effect of the economic downturn resulted in longer sales cycles and delays in equipment purchases.

Our operating income increased to $10.9 million in the first quarter of fiscal 2011 compared with operating income of $9.7 million in the first quarter for fiscal 2010. The increase in operating income was largely due to the increase in sales and a reduction in restructuring charges.

Selected consolidated financial data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the first quarter of fiscal 2011 and the first quarter of fiscal 2010:

	Quarter Ended July 31,				Change
	2010		2009
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues:
Telecommunications	$140.8		$140.4		$0.4	0.3
Network services	19.2		19.0		0.2	1.1

	160.0	100.0%	159.4	100.0%	0.6	0.4

Cost of revenues:
Telecommunications	72.4		71.6		0.8	1.1
Network services	10.5		11.2		(0.7)	(6.2)

	82.9	51.8%	82.8	51.9%	0.1	0.1

Gross margin	77.1	48.2%	76.6	48.1%	0.5	0.7

Expenses:
Selling, general and administrative	53.2	33.3%	53.4	33.5%	(0.2)	(0.4)
Research and development	13.1	8.2%	13.1	8.2%	—	—
Special charges and restructuring costs	(0.1)	(0.1)%	0.4	0.3%	(0.5)	+

	66.2	41.4%	66.9	42.0%	(0.7)	(1.0)

Operating income	10.9	6.8%	9.7	6.1%	1.2	12.4
Interest expense	(5.1)	(3.2)%	(8.8)	(5.5)%	3.7	(42.0)
Fair value adjustment on derivative instruments	0.8	0.5%	0.6	0.4%	0.2	+
Other income (expense)	0.1	0.1%	(1.4)	(0.9)%	1.5	+

Income before taxes	6.7	4.2%	0.1	0.1%	6.6	+
Income tax recovery	0.1	0.1%	1.9	1.2%	(1.8)	+

Net income	$6.8	4.3%	$2.0	1.3%	$4.8	+

Adjusted EBITDA, a non-GAAP measure (1)	$20.4	12.8%	$19.5	12.2%	$0.9	4.6

Net income (loss) per share:
Net income (loss) attributable to common shareholders (2)	$6.8		$(9.4)
Weighted average number of common shares outstanding—basic	52.8		14.3
Weighted average number of common shares outstanding—diluted	56.5		14.3
Net income (loss) per common share—basic	$0.13		$(0.66)
Net income (loss) per common share—diluted	$0.12		$(0.66)

+	The comparison is not meaningful.

(1)	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the first quarter of fiscal 2011 and the first quarter of fiscal 2010:

	Quarter Ended July 31,
	2010	2009
	(in millions)
Net income	$6.8	$2.0
Adjustments:
Interest expense	5.1	8.8
Income tax recovery	(0.1)	(1.9)
Amortization and depreciation	8.6	8.9
Foreign exchange loss	0.1	1.3
Fair value adjustment on derivative instruments	(0.8)	(0.6)
Special charges and restructuring costs (recovery)	(0.1)	0.4
Stock-based compensation	0.8	0.6

Adjusted EBITDA	$20.4	$19.5

We believe that the use of Adjusted EBITDA provides consistency and comparability of, and facilitates, period to period comparisons, and also facilitates comparisons with other companies in our industry, many of which use similar non-GAAP financial measures to supplement their U.S. GAAP results.

We believe Adjusted EBITDA may also be useful to investors in evaluating our operating performance because securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies, and our investor and analyst presentations include Adjusted EBITDA. However, we also caution you that other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, which limits the usefulness of Adjusted EBITDA as a comparative measure.

Moreover, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA and similar non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for an analysis of our results of operations as reported under U.S. GAAP.

Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from operations or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures and the manner in which we compensate for those limitations. Our use of Adjusted EBITDA and its limitations are further discussed under Item 6 of our Annual Report.

(2)	Net income (loss) attributable to common shareholders

Included in the net loss attributable to common shareholders in the first quarter of fiscal 2010 is an accreted interest charge of $11.4 on the then-outstanding Class 1 Preferred Shares. The Class 1 Preferred Shares were converted in April 2010, therefore no charge was recorded in the first quarter of fiscal 2011.

Results of operations

Revenues and Geographic Segment Revenues

Our reportable segments are represented by the following four geographic sales regions: the United States; Europe, Middle East & Africa (collectively “EMEA”); Canada and Caribbean & Latin America (collectively “Canada and CALA”); and Asia Pacific. Our telecommunications business segment generates revenues throughout our geographic regions, while our network services business segment generates revenue solely in the United States. The following table sets forth total revenues by geographic regions and by business segment in dollars and as a percentage of total revenues:

	Quarter Ended July 31,				Change
	2010		2009
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Telecommunications revenues:
United States	$89.5	55.9%	$90.3	56.7%	$(0.8)	(0.9)
EMEA	35.0	21.9%	37.2	23.3%	(2.2)	(5.9)
Canada and CALA	11.1	6.9%	9.0	5.6%	2.1	23.3
Asia Pacific	5.2	3.3%	3.9	2.5%	1.3	33.3

	140.8	88.0%	140.4	88.1%	0.4	0.3

Network services revenues:
United States	19.2	12.0%	19.0	11.9%	0.2	1.1

	$160.0	100.0%	$159.4	100.0%	$0.6	0.4

Our revenues in fiscal 2011 continue to be affected by the global economic downturn, particularly in the U.S. In the weakened economic climate, many of our existing and prospective customers reduced their capital expenditures or delayed new equipment purchases. This resulted in lower telecommunications revenues in the U.S for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. This decrease was partially offset by an increase in revenues in areas where the economic downturn was not as severe; Canada and CALA and Asia Pacific. Our revenues from network services increased slightly in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to an increase in the number of active customers.

Telecommunication revenues in the United States decreased by $0.8 million, or 0.9%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. We believe that the decrease in telecommunications revenues was primarily due to the weakened economic climate in the United States, which adversely affected consumer demand.

Revenues in EMEA decreased by $2.2 million, or 5.9%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as a result of the weakening of the British pound sterling against the U.S. dollar. As approximately 90% of this region’s revenues are generated in currencies other than the U.S. dollar, most significantly the British pound sterling and the Euro, our revenues, as reported in U.S. dollars, are impacted by significant changes in exchange rates. Revenues in the EMEA segment decreased 5.9% due to a lower average exchange rate of the British pound sterling during the first quarter of fiscal 2011 versus the first quarter of fiscal 2010. Excluding the impact of foreign exchange, revenues in EMEA were unchanged quarter over quarter.

Revenues in Canada and CALA increased $2.1 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. We believe the increase in revenues was largely due to an improvement in economic conditions in this region relative to the U.S. and Europe. Revenues in Asia Pacific increased by $1.3 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as we continue our efforts in growing the business in this region.

Network services revenues in the United States increased by $0.2 million, or 1.1%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The increase in revenues from network services was due to an increase in the number of customers compared to the prior period.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the fiscal years indicated:

	Quarter Ended July 31,
	2010		2009
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Telecommunications	$68.4	48.6%	$68.8	49.0%
Network services	8.7	45.3%	7.8	41.1%

Total	$77.1	48.2%	$76.6	48.1%

Gross margin percentage improved in the first quarter of fiscal 2011, increasing by 0.1% to 48.2% from 48.1% in the first quarter of fiscal 2010, driven by an increase in the gross margin percentage from network services. Gross margin percentage on telecommunication revenues decreased in the first quarter of fiscal 2011 by 0.4% to 48.6% from 49.0% in the first quarter of fiscal 2010. This decrease in gross margin was primarily the result of lower margins in our U.S. and EMEA regions driven by a combination of an unfavorable shift in revenue mix and the effect of unfavorable movements in foreign exchange rates as the British Pound Sterling and Euro weakened against the U.S. dollar. The declines in margin were partially offset by a reduction in costs due to improved prices from our contract manufacturers.

Network services typically generate lower gross margins as compared to sales of software and systems. The gross margin percentage from our network services revenues improved to 45.3% in the first quarter of fiscal 2011 from 41.1% in the first quarter of fiscal 2010 predominantly as a result of lower rates negotiated with our local and long distance carriers during the third quarter of fiscal 2010.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses were relatively unchanged at 33.3% of revenues in the first quarter of fiscal 2011 compared to 33.5% of revenues in the first quarter of fiscal 2010, a change of $0.2 million in absolute dollars. Our SG&A expenditures for the first quarter of fiscal 2011 included certain non-cash charges, most significantly $6.0 million (2010—$6.3 million) for the amortization of intangible assets such as customer relationships, developed technology and trade name, primarily related to the acquisition of Inter-Tel. In addition, SG&A included $0.8 million (2010—$0.6 million) of non-cash compensation expense associated with employee stock options.

Research and Development (“R&D”)

R&D expenses were unchanged at $13.1 million, or 8.2% of total revenues, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Our investment level in R&D remained consistent over both periods.

We have historically invested heavily in R&D, consistent with an aggressive R&D investment strategy that has positioned us with a broad range of feature-rich, scalable, standards-based and interoperable IP-based communication solutions. R&D expenses in absolute dollars fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and varies significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded a small recovery of $0.1 million in the first quarter of fiscal 2011 as a result of changes in estimates of our restructuring provision. In the first quarter of fiscal 2010 we incurred pre-tax special charges of $0.4 million, primarily relating to workforce reduction and lease termination obligations.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Operating Income

We reported operating income of $10.9 million in the first quarter of fiscal 2011 compared to operating income of $9.7 million in the first quarter of fiscal 2010. The increase in operating income was due primarily to the increase in gross margin, as described above, as well as the decrease in restructuring charges.

Non-Operating Expenses

Interest Expense

Interest expense was $5.1 million in the first quarter of fiscal 2011 compared to $8.8 million in the first quarter of fiscal 2010. The decrease in interest expense was due to lower debt balances during the period and a lower effective interest rate. In April 2010, in conjunction with our IPO, we repaid $30.0 million on our revolving credit facility and prepaid $72.0 million of our first lien term loan. As a result, the average long-term debt outstanding during the first quarter of fiscal 2011 was approximately $100 million lower than in the first quarter of fiscal 2010. The lower long-term debt balance resulted in approximately $1.1 million of the decrease in interest expense in the quarter compared to the same quarter of last fiscal year.

The remainder of the decrease was due to a lower average LIBOR, on which the interest expense on our debt is based, coupled with the expiry of an interest rate swap agreement where we had fixed a portion of our interest expense. The fixed rate under the interest rate swap agreement was higher than the variable rate, LIBOR. The interest rate swap agreement expired in the second quarter of fiscal 2010 and was not renewed or replaced upon expiry.

Fair Value Adjustment on Derivative Instruments

Fair value adjustment on derivative instruments in the first quarter of fiscal 2011 consists of a fair value adjustment of $0.8 million on warrants that have an exercise price in Canadian dollars. The adjustment was due to a decrease in the fair value of the warrant liability resulting from a decrease in our stock price from April 30, 2010 to July 31, 2010 and the fact that the warrants are three months closer to expiry. The warrants have an exercise price of C$14.18 and expire in April 2011.

Fair value adjustment on derivative instruments in the first quarter of fiscal 2010 consists of two items; a fair value adjustment of less than $0.1 million on the warrants that have an exercise price in Canadian dollars and a fair value adjustment of $0.6 million on the embedded derivative in the Class 1 Preferred Shares. The adjustment on the embedded derivative in the Class 1 Preferred Shares was due to a decrease in the fair value of the embedded derivative liability. The Class 1 Preferred Shares were converted to common shares in April 2010 in conjunction with our IPO.

Provision for Income Taxes

We recorded a net income tax recovery of $0.1 million in the first quarter of fiscal 2011 compared to a recovery of $1.9 million in the first quarter of fiscal 2010. The net income tax recovery in both periods was due to the recognition of net operating losses in certain jurisdictions, partially offset by differences in the accounting and tax treatment primarily pertaining to the leasing portfolio and other accruals. The higher income tax recovery in the first quarter of fiscal 2010 was due primarily to a reduction in reserves for uncertain tax positions.

Net Income

Our net income for the first quarter of fiscal 2011 was $6.8 million and was driven by a number of factors, as discussed above. In particular, despite the continued effect of the economic downturn on our sales in the first quarter of fiscal 2011, our net income increased by $4.8 million over the first quarter of fiscal 2010 as a result of proactive measures we undertook to control expenses and achieve operational efficiencies in our business, as well as the decrease in interest expense due to the repayment of debt under our credit facilities.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $20.4 million in the first quarter of fiscal 2011 compared to $19.5 million in the first quarter of fiscal 2010, a $0.9 million, or 4.6% improvement. This improvement in Adjusted EBITDA was driven by higher revenues and the resulting increase in gross margin, as well as the effect of the additional cost cutting measures we undertook during fiscal 2010, from which the full benefit is being realized in fiscal 2011. For a definition and explanation of Adjusted EBITDA as well a reconciliation of Adjusted EBITDA to net income, see “Selected consolidated financial data”, above.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the first quarter of fiscal 2011 and the first quarter of fiscal 2010.

	Quarter Ended July 31,		Change
	2010	2009
	(in millions)
Net cash provided by (used in)
Operating activities	$9.6	$8.5	$1.1
Investing activities	(0.1)	(1.0)	0.9
Financing activities	(2.0)	(1.8)	(0.2)
Effect of exchange rate changes on cash and cash equivalents	0.6	2.0	(1.4)

Increase in cash and cash equivalents	$8.1	$7.7	$0.4

Cash Provided by Operating Activities

Cash generated from operating activities in the first quarter of fiscal 2011 was $9.6 million compared with $8.5 million in the first quarter of fiscal 2010. The increased cash flows from operations was the result of improved operating performance as discussed above under “Results of Operations”, which was partially offset by a net use of cash from an increase in our non-cash operating net assets and liabilities.

Cash Used in Investing Activities

Net cash used for investing activities was $0.1 million in the first quarter of fiscal 2011 compared to net cash used of $1.0 million in the first quarter of fiscal 2010. The use of cash in the first quarter of fiscal 2011 consisted of additions to capital and intangible assets of $1.0 million and net realized foreign exchange losses of $0.3 million. This was partially offset by a reduction in restricted cash of $1.2 million. The use of cash in the first quarter of fiscal 2010 consisted primarily of additions to capital and intangible assets of $1.1 million, partially offset by a reduction in restricted cash of $0.1 million.

Cash Provided by Financing Activities

Net cash used in financing activities in the first quarter of fiscal 2011 was $2.0 million compared to cash used in financing activities of $1.8 million during the first quarter of fiscal 2010. The use of cash in both quarters was primarily due to repayments of long-term debt, capital leases, and payments under a fiscal 2007 litigation settlement obligation.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $0.6 million during the first quarter of fiscal 2011 (first quarter of fiscal 2010—$2.0 million increase).

Liquidity and Capital Resources

As of July 31, 2010, our liquidity consisted primarily of cash and cash equivalents of $84.7 million and an undrawn $30.0 million revolving facility that matures in August 2012. Our liquidity position has increased from April 30, 2010 due to our positive cash flows from the first quarter of fiscal 2011. At July 31, 2010 we had $344.9 million outstanding under our credit facilities, consisting of a first lien term loan due 2014 and second lien term loan due 2015, a slight decrease from $345.3 million outstanding at April 30, 2010 due to our scheduled repayment of principal under the first lien term loan.

We have a defined benefit pension plan in place for a number of our past and present employees in the United Kingdom. The plan has been closed to new members since 2001. At July 31, 2010, the plan had an unfunded pension liability of $69.5 million. The contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. We contributed $0.7 million to meet funding requirements in the first quarter of fiscal 2011 ($0.7 in the first quarter of fiscal 2010). The amount of required employer contributions required annually is determined every three years, in accordance with United Kingdom regulations. The 2011 contributions are the final year of this cycle. We expect contributions to increase in fiscal 2012.

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

Contractual Obligations

Our contractual obligations have not materially changed from those disclosed in our Annual Report.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At July 31, 2010, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $172.2 million (April 30, 2010—$177.0 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and as such actual results could differ from those estimated. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for fiscal 2010, included in our Annual Report. The following critical accounting policies are those that we believe require a high level of subjectivity and judgment and have a material impact on our financial condition and operating performance: revenue recognition, allowance for doubtful accounts and the lease recourse liability, provisions for inventory, provisions for product warranties, long-lived asset depreciation, goodwill valuation, special charges, contingencies, deferred taxes, pension and post-retirement benefits, and the valuation of stock options, warrants and other derivative instruments. The following critical accounting policies have been updated from the disclosure provided in our Annual Report.

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet was 5.6% of the ending aggregate lease portfolio as of July 31, 2010 unchanged from 5.6% at April 30, 2010. The reserve is based on a review past write-off experience and a review of the accounts receivable aging. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of our accounts receivable, the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of July 31, 2010 and April 30, 2010, the provision represented 7.7% and 8.9% of gross receivables, respectively. The decrease in reserve level from April 30, 2010 was due to write-offs of accounts receivable during the quarter. Substantially all of the write-offs in the quarter were already fully provided for at April 30, 2010. Adjusting for the April 30, 2010 provision for the write-offs, the provision would have represented 7.5% of gross receivables, consistent with July 31, 2010.

Deferred Taxes

We have significant net deferred tax assets resulting from operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income in future periods. Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. We assess the likelihood that our deferred tax assets will be recovered from our ability to generate sufficient future taxable income, and to the extent that recovery is not believed to be more likely than not, a valuation allowance is recorded. At July 31, 2010, based on uncertainty regarding the future utilization of net deferred tax assets in certain jurisdictions across most areas of our business, our balance sheet contains a $163.5 million valuation allowance against $222.8 million deferred tax assets. During the first quarter of fiscal 2011, there was no change in the assessments of the realizability of the deferred tax assets by entity.

Numerous taxing authorities in the jurisdictions in which we do business are increasing their scrutiny of various tax positions taken by businesses. We believe that we maintain adequate tax reserves to offset the potential tax liabilities that may arise upon audit in these jurisdictions. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense may result.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. During the first quarter of fiscal 2011, we granted 1.4 million options to employees. The assumptions used in the Black-Scholes-Merton option-pricing model for the options granted in the first quarter of fiscal 2011 were as follows:

Risk-free interest rate	1.76%
Dividends	0%
Expected volatility	55.0%
Annual forfeiture rate	10%
Expected life of the options	4.6 years
Fair value per option	$4.45

Forfeitures are estimated based on our estimate of the expected forfeiture rate. The risk-free interest rate was determined by reference to the United States treasury rates with the remaining term approximating the expected life assumed at the date of grant. We have estimated the volatility of our common shares using historical volatility of comparable public companies. We expect to continue to use the historical volatility of comparable companies until our historical volatility as a publicly-traded company is sufficiently established to measure expected volatility for option grants. The volatility assumption for the first quarter of fiscal 2010 was higher, at 85%, due primarily to the effect of our higher leverage on our assessment of the expected volatility in the period. The expected life of the options was calculated using an average of the original contract term (seven years) and the vesting term, taking into account graded vesting. We will continue to use this simplified method until such time as we have sufficient historical data as a public company to determine a reliable estimated life.

Based on our assumptions, stock-based compensation expense was $0.8 million for the first quarter of fiscal 2011, (first quarter of fiscal 2010—$0.6 million). As of July 31, 2010, there was $9.1 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2010—$4.3 million). We expect this cost to be recognized over a weighted average period of 3.0 years (April 30, 2010—1.9 years).

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality will no longer be within the scope of guidance in the Software—Revenue Recognition Subtopic of the FASB Accounting Standards Codification (“FASB ASC”). The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are required to adopt this ASU in the first quarter of fiscal 2012. We are currently evaluating the effect that the adoption of this ASU will have on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU provides amendments to the criteria in the Revenue Recognition—Multiple-Element Arrangements Subtopic of the FASB ASC. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are required to adopt this ASU in the first quarter of fiscal 2012. We are currently evaluating the effect that the adoption of this ASU will have on our consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20 to enhance disclosure about the credit quality of financing receivables and the related allowance for credit losses. We are required to adopt this ASU in the third quarter of fiscal 2011. As a result of this ASU, we expect to provide additional disclosures surrounding our sales-type lease receivables and the related allowances in third quarter of fiscal 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended July 31, 2010, compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a)	Evaluation of disclosure controls and procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of July 31, 2010. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

b)	Changes in internal controls

There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. In particular, as is common in our industry, we have received notices alleging that we infringe patents belonging to various third parties. These notices are dealt with in accordance with our internal procedures, which include assessing the merits of each notice and seeking, where appropriate, a negotiated resolution. Where a negotiated resolution cannot be reached, litigation may be necessary. The ultimate outcome of any litigation is uncertain, and regardless of outcome, litigation can have an adverse impact on our business because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain any necessary license or other rights on commercially reasonable terms, or otherwise, or litigation arising out of intellectual property claims could materially adversely affect our business. As of the date of this Quarterly Report, except for the item outlined below, we are not party to any litigation that we believe is material to our business.

On February 27, 2008, we issued a statement of claim against one of our customers for non-payment of invoices arising from the provision of hardware, software and services. The customer responded with a counterclaim for a return of amounts paid plus other unquantified costs. Effective September 2, 2010, the parties have reached a settlement, including a consent to dismiss all outstanding claims and counterclaims in the matter.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, which have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Effective September 1, 2010, we entered into a separation agreement with Mr. Don Smith, our chief executive officer, (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Smith’s employment with the Company will cease on the earlier of (i) the commencement of employment of the Company’s new chief executive officer or (ii) January 31, 2011 (in each case, the “Separation Date”).

Following the Separation Date and in accordance with the terms of the Separation Agreement, Mr. Smith will continue to receive his regular salary and benefits until August 31, 2012, in accordance with the Company’s standard payroll practices. Within two weeks of the Separation Date, Mr. Smith will also receive a payment in lieu of bonus which is calculated based on his average bonus for the last three fiscal years. Any stock options granted to Mr. Smith under his Employment Agreement (as defined below) that are fully vested as of the

Separation Date shall remain exercisable for the earlier of (i) the balance of such options’ term, or (ii) until August 31, 2012. Notwithstanding anything to the contrary in the stock option plan or in any grant of options, any stock options that have not vested as of the Separation Date shall continue to vest and remain exercisable until the earlier of (i) the balance of such options’ term or (ii) until August 31, 2012. In no event shall any stock options continue to vest after August 31, 2012. Following the Separation Date, Mr. Smith will continue to be bound by all confidentiality, non-disclosure, non-solicitation and intellectual property obligations as contained in his amended and restated employment agreement with the Company, dated March 12, 2010 (the “Employment Agreement”), until August 31, 2012. A copy of the Employment Agreement is attached as Exhibit 10.38 to an amendment to the Company’s Registration Statement on Form F-1 filed with the Securities and Exchange Commission on March 17, 2010.

Following the Separation Date, Mr. Smith will remain a member of the Company’s board of directors. The preceding summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is attached as Exhibit 10.1 to this Quarterly Report.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Separation Agreement between Mitel Networks Corporation and Donald W. Smith, dated September 1, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 14, 2010.

MITEL NETWORKS CORPORATION

By:	/S/ STEVEN E. SPOONER
Steven E. Spooner Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement between Mitel Networks Corporation and Donald W. Smith, dated September 1, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.