Form 10-Q
period 2010-10-31
MITEL NETWORKS CORP
filed 2010-12-10
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 30, 2010, there were 52,896,194 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	October 31, 2010	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$90.0	$76.6
Accounts receivable (net of allowance for doubtful accounts of $9.5 and $11.9, respectively)	123.0	121.5
Sales-type lease receivables (net) (note 3)	32.8	33.8
Inventories (net) (note 4)	32.0	26.7
Deferred tax asset	12.5	15.0
Other current assets (note 5)	43.2	46.5

	333.5	320.1
Non-current portion of sales-type lease receivables (net) (note 3)	24.8	29.2
Deferred tax asset	85.6	5.0
Property and equipment (net)	15.0	17.0
Identifiable intangible assets (net) (note 6)	111.8	123.1
Goodwill	134.5	134.5
Other non-current assets	9.9	12.1

	$715.1	$641.0

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$116.6	$107.7
Due to related parties (note 8)	0.4	7.2
Current portion of deferred revenue	42.8	46.2
Current portion of long-term debt	4.1	4.1

	163.9	165.2
Long-term debt	344.8	345.7
Lease recourse liability (note 3)	7.2	7.9
Long-term portion of deferred revenue	12.2	14.1
Deferred tax liability	59.2	70.9
Pension liability (note 9)	71.4	68.1
Other non-current liabilities	22.5	24.0

	681.2	695.9

Commitments, guarantees and contingencies (note 10)
Shareholders’ equity (deficiency):
Common shares, without par value—unlimited shares authorized, issued and outstanding: 52.8 at October 31, 2010 and 52.8 at April 30, 2010 (note 11)	803.0	802.8
Preferred shares—unlimited shares authorized, nil issued and outstanding	—	—
Warrants (note 12)	55.6	55.6
Additional paid-in capital	10.0	7.7
Accumulated deficit	(742.2)	(829.9)
Accumulated other comprehensive loss	(92.5)	(91.1)

	33.9	(54.9)

	$715.1	$641.0

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
Revenues:
Telecommunications	$141.5	$143.6	$282.3	$284.0
Network services	19.6	18.8	38.8	37.8

	161.1	162.4	321.1	321.8

Cost of revenues:
Telecommunications	73.9	72.8	146.3	144.4
Network services	10.7	11.0	21.2	22.2

	84.6	83.8	167.5	166.6

Gross margin	76.5	78.6	153.6	155.2

Expenses:
Selling, general and administrative	55.0	53.4	108.2	106.8
Research and development	13.3	13.2	26.4	26.3
Special charges and restructuring costs (note 14)	4.4	2.3	4.3	2.7

	72.7	68.9	138.9	135.8

Operating income	3.8	9.7	14.7	19.4
Interest expense	(5.1)	(8.9)	(10.2)	(17.7)
Fair value adjustment on derivative instruments (note 15)	0.2	(23.9)	1.0	(23.3)
Other income (expense), net	(0.4)	1.0	(0.3)	(0.4)

Income (loss) before income taxes	(1.5)	(22.1)	5.2	(22.0)
Current income tax recovery	1.5	1.4	0.5	0.8
Deferred income tax recovery (note 20)	80.9	0.7	82.0	3.2

Net income (loss)	$80.9	$(20.0)	$87.7	$(18.0)

Net income (loss) per common share (note 13)
Basic	$1.53	$(2.23)	$1.66	$(2.88)
Diluted	$1.45	$(2.23)	$1.56	$(2.88)
Weighted-average number of common shares outstanding (note 13)
Basic	52.8	14.3	52.8	14.3
Diluted	56.0	14.3	56.2	14.3

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

AND COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Common Shares				Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number		Amount	Warrants	Capital	Deficit	Income (Loss)	Deficiency
Balance at April 30, 2010	52.8		$802.8	$55.6	$7.7	$(829.9)	$(91.1)	$(54.9)

Net income	—		—	—	—	6.8	—	6.8
Foreign currency translation adjustments	—		—	—	—	—	(0.9)	(0.9)

Comprehensive income	—		—	—	—	6.8	(0.9)	5.9
Issue of shares	—	(1)	0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	0.8	—	—	0.8

Balance at July 31, 2010	52.8		$802.9	$55.6	$8.5	$(823.1)	$(92.0)	$(48.1)

Net income	—		—	—	—	80.9	—	80.9
Foreign currency translation adjustments	—		—	—	—	—	(0.5)	(0.5)

Comprehensive income	—		—	—	—	80.9	(0.5)	80.4
Issue of shares	—	(1)	0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	1.5	—	—	1.5

Balance at October 31, 2010	52.8		$803.0	$55.6	$10.0	$(742.2)	$(92.5)	$33.9

(1)	Issue of shares was less than 0.1 for the period.

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

AND COMPREHENSIVE INCOME (LOSS) (continued)

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Warrants	Capital	Deficit	Income (Loss)	Deficiency
Balance at April 30, 2009	14.3	$277.8	$56.6	$4.4	$(728.0)	$(40.9)	$(430.1)

Adoption of the ASC Derivatives and Hedging Topic	—	—	(1.0)	—	1.0	—	—

Balance at May 1, 2009	14.3	277.8	55.6	4.4	(727.0)	(40.9)	(430.1)

Net income	—	—	—	—	2.0	—	2.0
Unrealized derivative gain on cash flow hedges	—	—	—	—	1.8	—	1.8
Foreign currency translation adjustments	—	—	—	—	—	5.0	5.0

Comprehensive income	—	—	—	—	3.8	5.0	8.8
Stock-based compensation	—	—	—	0.6	—	—	0.6
Accretion of interest on redeemable preferred shares	—	—	—	—	(11.4)	—	(11.4)

Balance at July 31, 2009	14.3	$277.8	$55.6	$5.0	$(734.6)	$(35.9)	$(432.1)

Net loss	—	—	—	—	(20.0)	—	(20.0)
Unrealized derivative gain on cash flow hedges	—	—	—	—	2.6	—	2.6
Foreign currency translation adjustments	—	—	—	—	—	(1.3)	(1.3)

Comprehensive loss	—	—	—	—	(17.4)	(1.3)	(18.7)
Stock-based compensation	—	—	—	1.2	—	—	1.2
Accretion of interest on redeemable preferred shares	—	—	—	—	(11.9)	—	(11.9)

Balance at October 31, 2009	14.3	$277.8	$55.6	$6.2	$(763.9)	$(37.2)	$(461.5)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$80.9	$(20.0)	$87.7	$(18.0)
Adjustments to reconcile net income to net cash from (used in) operating activities:
Amortization and depreciation	8.4	8.3	17.0	16.9
Fair value adjustment on derivative instruments	(0.2)	23.9	(1.0)	23.3
Stock-based compensation	1.3	1.2	2.1	1.8
Loss on disposal of assets	—	0.6	—	1.0
Investment impairment	—	0.9	—	0.9
Accretion of interest on litigation settlement obligation	0.1	0.3	0.3	0.6
Unrealized foreign exchange loss	0.3	0.4	—	1.5
Deferred income taxes	(80.9)	(3.0)	(82.0)	(4.4)
Non-cash movements in provisions	0.3	1.3	(2.9)	0.1
Non-cash change in operating assets and liabilities (note 17)	(2.8)	(17.4)	(4.5)	(18.7)

Net cash from (used in) operating activities	7.4	(3.5)	16.7	5.0

Investing activities:
Additions to property, equipment and intangible assets	(0.6)	(2.3)	(1.6)	(3.4)
Change in restricted cash	(0.3)	1.1	0.9	1.2
Realized foreign exchange loss on hedging activities	—	(0.1)	—	(0.1)

Net cash used in investing activities	(0.9)	(1.3)	(0.7)	(2.3)

Financing activities:
Repayment of capital lease liabilities	(0.3)	(0.8)	(0.9)	(1.3)
Repayment of long-term debt	(0.5)	(0.5)	(1.0)	(1.0)
Payment of litigation settlement obligation	(1.0)	(0.9)	(1.9)	(1.7)
Issuance of shares from option exercises	0.2	—	0.2	—

Net cash used in financing activities	(1.6)	(2.2)	(3.6)	(4.0)

Effect of exchange rate changes on cash and cash equivalents	0.4	(0.2)	1.0	1.8

Net increase (decrease) in cash and cash equivalents	5.3	(7.2)	13.4	0.5
Cash and cash equivalents, beginning of period	84.7	36.1	76.6	28.4

Cash and cash equivalents, end of period	$90.0	$28.9	$90.0	$28.9

(Note 17 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2010 and October 31, 2009

(in U.S. dollars, millions except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at October 31, 2010 and the results of operations and cash flows of the Company for each of the three-month and six-month periods ended October 31, 2010 and October 31, 2009 in accordance with GAAP applied on a consistent basis. The consolidated financial statements include the accounts of Mitel and its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated.

These unaudited interim consolidated financial statements and the accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto for each of the three years ended April 30, 2010, 2009 and 2008 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 27, 2010 (the “audited annual consolidated financial statements”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in note 2 to the audited annual consolidated financial statements. There have been no significant changes to these policies. With the exception of the accounting pronouncements below, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

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

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2010 and October 31, 2009

(in U.S. dollars, millions except per share amounts)

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

	October 31, 2010				April 30, 2010
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$14.1	$(4.2)		$9.9	$13.4	$(4.1)		$9.3
Current portion of investment in sales-type leases	34.2	(1.4)		32.8	35.3	(1.5)		33.8
Non-current portion of investment in sales-type leases	26.0	(1.2)		24.8	30.5	(1.3)		29.2

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	74.3	(6.8)		67.5	79.2	(6.9)		72.3
Sold rental payments remaining unbilled	172.3	(7.2	)(1)	165.1	184.9	(7.9	)(1)	177.0

Total of sales-type leases unsold and sold	$246.6	$(14.0)		$232.6	$264.1	$(14.8)		$249.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three-month period ended October 31, 2010, the Company sold $12.9 of rental payments and recorded gains on sale of those rental payments of $2.1 (three-month period ended October 31, 2009—sold $7.0 and recorded gains of $0.9). For the six-month period ended October 31, 2010, the Company sold $29.4 of rental payments and recorded gains on sale of those rental payments of $4.5 (six-month period ended October 31, 2009—sold $24.5 and recorded gains of $2.8). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in our consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

4. INVENTORIES

	October 31, 2010	April 30, 2010
Raw materials and work in process	$7.3	$5.1
Finished goods	32.6	30.0
Less: provision for obsolete inventory	(7.9)	(8.4)

	$32.0	$26.7

5. OTHER CURRENT ASSETS

	October 31, 2010	April 30, 2010
Prepaid expenses and deferred charges	$17.3	$16.5
Unbilled receivables	10.1	14.3
Other receivables	7.4	6.7
Service inventory	7.0	6.7
Restricted cash	1.4	2.3

	$43.2	$46.5

6. IDENTIFIABLE INTANGIBLE ASSETS

	October 31, 2010			April 30, 2010
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$13.5	$(8.5)	$5.0	$12.8	$(7.7)	$5.1
Customer relationships	99.9	(40.3)	59.6	99.9	(34.0)	65.9
Developed technology	78.8	(31.6)	47.2	78.8	(26.7)	52.1
Trade name	—	—	—	2.3	(2.3)	—

Intangible assets, net	$192.2	$(80.4)	$111.8	$193.8	$(70.7)	$123.1

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2010 and October 31, 2009

(in U.S. dollars, millions except per share amounts)

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	October 31, 2010	April 30, 2010
Trade payables	$31.3	$27.5
Employee-related payables	13.9	16.4
Restructuring, warranty and other provisions	6.4	6.2
Other accrued liabilities	65.0	57.6

	$116.6	$107.7

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

In the three- and six-month periods ended October 31, 2009, the Company purchased $8.0 and $18.7 of products and services and sold $0.2 and $0.4 of raw material inventory, respectively, under a manufacturing supply agreement with BreconRidge. As of April 30, 2010, balances payable pursuant to this agreement amounted to $6.6 and balances receivable pursuant to this agreement amounted to $0.7.

Leased properties

The Company leases its Ottawa-based headquarter facilities from a company controlled by Dr. Matthews. During the three- and six-month periods ended October 31, 2010, Mitel recorded lease expense of $1.7 and $3.3, respectively (three- and six-month periods ended October 31, 2009—$1.7 and $3.3, respectively). At October 31, 2010, balances payable relating to the lease agreement totaled nil (April 30, 2010—$0.7). The lease expires in February 2011.

Other

During the three- and six-month periods ended October 31, 2010, other transactions with companies related to Dr. Matthews arising in the normal course consisted of sales of $0.4 and $0.8 and purchases of $0.4 and $1.1, respectively (three and six-month periods ended October 31, 2009—sales of $0.3 and $0.5 and purchases of $0.5 and $0.9, respectively). At October 31, 2010, the net balance receivable as a result of these transactions was $1.1 (April 30, 2010—$1.5) and is included in accounts receivable in the consolidated balance sheet.

In the three-month period ended October 31, 2009, the Company recorded an impairment charge of $1.1 related to its investment in Natural Convergence Inc. (“NCI”). Dr. Matthews had a significant ownership interest in NCI. The impairment charge was included in special charges and restructuring costs in the consolidated statement of operations.

The Francisco Group

Francisco Partners Management, LLC and certain of its affiliates (collectively, “the Francisco Group”) are significant shareholders of the Company. In addition, the Francisco Group holds certain warrants and options of the Company. Significant transactions with companies controlled by or related to the Francisco Group include the following:

Second Lien Debt

During the third quarter of fiscal 2010, an affiliate of the Francisco Group purchased $21.2 in principal of the outstanding second lien term debt. Interest of $0.4 and $0.8 was expensed during the first quarter and first six months of fiscal 2011, respectively, relating to the second lien debt held by an affiliate of the Francisco Group. The Matthews Group has a 40% participating interest in the second lien debt held by such affiliate of the Francisco Group, but is neither a party to nor a lender under our second lien term loan and has no contractual rights or enforcement rights against Mitel in connection with its participating interest in such second lien debt.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2010 and October 31, 2009

(in U.S. dollars, millions except per share amounts)

9. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan. At October 31, 2010, the pension liability was $71.4 (April 30, 2010—$68.1). The Company’s net periodic benefit cost was as follows:

	Three months ended		Six months ended
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
Defined Contribution
Current service cost	$0.5	$0.3	$1.1	$0.6
Defined Benefit
Current service cost	0.4	0.2	0.7	0.4
Interest cost	2.4	1.9	4.8	3.8
Expected return on plan assets	(2.0)	(1.6)	(3.9)	(3.1)
Amortization of actuarial loss	0.7	0.1	1.3	0.2

Total periodic benefit cost, net	$2.0	$0.9	$4.0	$1.9

The Company’s annual funding requirement for its U.K. defined benefit plan is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In October 2010, the Company’s annual funding requirement for the calendar year 2011 was determined to be £2.5, and will increase at an annual rate of 3% for calendar years 2012 and 2013.

10. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Product warranties

The Company provides its customers with standard warranties on hardware and software for periods of up to 15 months. At October 31, 2010, the warranty accrual was $1.3 (April 30, 2010—$1.6).

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

Bid and performance related bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. For the periods reported, the liability recognized related to these bid and performance related bonds was insignificant. At October 31, 2010, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $3.6 (April 30, 2010—$4.8).

Contingencies

On February 27, 2008, the Company issued a statement of claim against one of its customers for non-payment of invoices arising from the provision of hardware, software and services. The customer responded with a counterclaim for a return of amounts paid plus other unquantified costs. In September 2010, the parties reached a settlement, including a consent to dismiss all outstanding claims and counterclaims in the matter.

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

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2010 and October 31, 2009

(in U.S. dollars, millions except per share amounts)

11. SHARE CAPITAL

Share Capital

At October 31, 2010 and April 30, 2010, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors. No preferred shares were outstanding at October 31, 2010 or April 30, 2010.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Six months ended
	October 31, 2010			October 31, 2009
	Number of Options		Weighted Average Exercise Price per Option	Number of Options		Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period:	2.6		$4.02	2.1		$14.55
Granted	1.7		$8.39	0.7		$3.75
Exercised	—	(1)	$3.75	—	(1)	$3.75
Forfeited	(0.1)		$5.76	—	(1)	$10.19
Expired	—	(1)	$6.58	(0.1)		$15.06

Balance, end of period:	4.2		$5.85	2.7		$4.06	(2)

Number of options exercisable	1.5		$4.38	0.9		$4.41	(2)

(1)	Number of options is less than 0.1 for the period.
(2)	Weighted average exercise price at October 31, 2009 reflects a July 2009 stock option modification that lowered the exercise price of substantially all outstanding stock options.

The Company used the Black-Scholes-Merton option-pricing model to determine the fair value of the stock option grants during the period. The assumptions and fair value for the three months ended are as follows:

	October 31, 2010	July 31, 2010	October 31, 2009	July 31, 2009
Number of options granted	0.3	1.4	0.2	0.5
Risk-free interest rate	1.43%	1.76%	2.38%	2.30%
Dividends	0%	0%	0%	0%
Expected volatility	55.0%	55.0%	85.0%	85.0%
Annual forfeiture rate	10%	10%	10%	10%
Expected life of the options (1)	4.6 years	4.6 years	5.0 years	5.0 years
Fair value per option (2)	$2.78	$4.45	$1.32	$1.32

(1)	In accordance with the Stock Compensation topic of the FASB ASC, the Company determined the expected life of the options for fiscal 2011 using a simplified method due to the Company’s short history as a publicly-traded company. As a result, the expected life was calculated using an average of the original contract term (seven years) and the vesting term, taking into account graded vesting. The expected term for options granted in the first six months fiscal 2010 was based on the contract term of the options as the Company was privately held.
(2)	The fair value per option is also dependent on the exercise price and stock price on the day of grant. Options granted in the six-month period ended October 31, 2009 had an exercise price below the fair value of the stock price on day of grant. All other options granted had an exercise price that approximated the stock price on the day of grant.

The number of options (and all other security-based compensation) available for grant under the Company’s 2006 Equity Incentive Plan at October 31, 2010 was 1.4 (April 30, 2010—2.9).

Deferred Share Unit (“DSU”) Plans

At October 31, 2010, there were 0.04 million (April 30, 2010—0.04 million) DSUs outstanding with a fair value of $0.3 (April 30, 2010—$0.4) recorded as a liability in accounts payable and accrued liabilities on the consolidated balance sheets.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2010 and October 31, 2009

(in U.S. dollars, millions except per share amounts)

12. WARRANTS

The following table outlines the carrying value of warrants outstanding as of October 31, 2010 and April 30, 2010:

	October 31, 2010	April 30, 2010
Warrants issued in connection with government funding (a)	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes (b)	10.5	10.5
Warrants issued in connection with Class 1 Preferred Shares (c)	6.0	6.0
Warrants issued in connection with Series A Preferred Shares (d)	—	—

	$55.6	$55.6

(a)	At October 31, 2010, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2010—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.
(b)	At October 31, 2010, there were 1.35 million warrants outstanding that were issued in connection with the issuance of the Senior Secured Convertible Notes (April 30, 2010—1.35 million). The warrants have an exercise price of $15.69 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(c)	At October 31, 2010, there were 1.81 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares (April 30, 2010—1.81 million). The warrants have an exercise price of $16.48 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(d)	At October 31, 2010, there were 0.44 million warrants outstanding that were issued in connection with Series A Preferred Shares (April 30, 2010—0.44 million). The warrants have an exercise price of C$14.18 per share, are exercisable at any time at the option of the holder and expire in April 2011. As a result of the exercise price being in a currency other than U.S. dollars, the warrants are recorded as a liability at fair value in the consolidated balance sheets. The fair value at October 31, 2010 was less than $0.1 (April 30, 2010—$1.0) and was included in other long-term liabilities.

13. EARNINGS (LOSS) PER SHARE (“EPS”)

During the first six months of fiscal 2010, the Company had Class 1 Preferred Shares outstanding. Because the holders of the Class 1 Preferred Shares were entitled to dividends on a basis equivalent to holders of common shares, the Company used the two-class method to determine income attributable to common shareholders and then divided it by the weighted-average common shares outstanding for the period to determine basic EPS. The Class 1 Preferred Shares were converted into common shares in April 2010 and therefore the use of the two-class method was no longer necessary for fiscal 2011.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three months ended		Six months ended
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
Net income (loss), as reported	$80.9	$(20.0)	$87.7	$(18.0)
Accreted interest on redeemable shares	—	(11.9)	—	(23.3)

Net income (loss) attributable to common shareholders	$80.9	$(31.9)	$87.7	$(41.3)

Weighted average common shares outstanding during the period, basic	52.8	14.3	52.8	14.3

Income (loss) per common share, basic	$1.53	$(2.23)	$1.66	$(2.88)

Weighted average common shares outstanding during the period, basic	52.8	14.3	52.8	14.3
Dilutive effect of options	0.7	—	0.9	—
Dilutive effect of warrants	2.5	—	2.5	—

Weighted average common shares outstanding during the period, diluted	56.0	14.3	56.2	14.3

Income (loss) per common share, diluted	$1.45	$(2.23)	$1.56	$(2.88)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2010 and October 31, 2009

(in U.S. dollars, millions except per share amounts)

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on the terms of the securities:

	Three Months Ended		Six Months Ended
(Number outstanding, in millions)	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
Stock options	1.7	2.7	1.6	2.7
Warrants	3.2	1.5	3.2	1.5

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on having a net loss attributable to common shareholders for the three and six months ended October 31, 2009:

(Number outstanding, in millions)	Three Months Ended October 31, 2009	Six Months Ended October 31, 2009
Warrants	2.5	2.5
Convertible, redeemable shares	0.3	0.3

Additionally, for the three and six months ended October 31, 2009, warrants to acquire 1.1 million common shares were excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period. For the three and six months ended October 31, 2010, the warrants were excluded in the diluted EPS calculation because the exercise price exceeded the average market price of the common shares and as such, they are included in the tables above.

14. SPECIAL CHARGES AND RESTRUCTURING COSTS

The following tables summarize the change in provision for special charges and restructuring costs during the first six months of fiscal 2011 and the first six months of fiscal 2010:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2010	$0.3	$6.5	$6.8
Charges (reversals)	0.1	(0.2)	(0.1)
Cash payments	(0.4)	(0.6)	(1.0)

Balance of provision as of July 31, 2010	$—	$5.7	$5.7

Charges	3.7	0.7	4.4
Cash payments	(1.7)	(0.5)	(2.2)

Balance of provision as of October 31, 2010	$2.0	$5.9	$7.9

In the second quarter of fiscal 2011, the Company undertook additional actions to reduce its cost structure and improve operational efficiency. The charge consists primarily of $3.7 of employee severance related to workforce reductions for approximately 50 employees, which are expected to be paid within the next two years. The current portion of the workforce reduction liability of $2.0 and lease termination obligation liability of $2.9 are included in accounts payable and accrued liabilities, with the remaining balance included in other non-current liabilities.

Description	Workforce Reduction	Lease Termination Obligation	Assets Written Off	Total
Balance of provision as of April 30, 2009	$2.7	$8.1	$—	$10.8
Charges	0.2	0.2	—	0.4
Cash payments	(1.3)	(0.1)	—	(1.4)
Foreign currency impact	0.4	0.1	—	0.5

Balance of provision as of July 31, 2009	$2.0	$8.3	$—	$10.3

Charges	0.9	0.3	1.1	2.3
Cash payments	(1.5)	(2.0)	—	(3.5)
Assets written off	—	—	(1.1)	(1.1)
Foreign currency impact	(0.1)	(0.1)	—	(0.2)

Balance of provision as of October 31, 2009	$1.3	$6.5	$—	$7.8

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2010 and October 31, 2009

(in U.S. dollars, millions except per share amounts)

In the second quarter of fiscal 2010, the Company recorded $0.9 of restructuring charges in order to better strategically align its U.S. and European operations. In addition, the Company recorded an asset impairment related to NCI, as described in note 8.

In the first six months of fiscal 2011 and fiscal 2010, the Company made payments on previously accrued restructuring charges, as described in note 7 to the audited annual consolidated financial statements.

15. FAIR VALUE ADJUSTMENT ON DERIVATIVE INSTRUMENTS

The change in fair value of the Company’s derivative instruments that are required to be recorded as a liability is as follows:

	Three Months Ended		Six Months Ended
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
Gain on change in fair value of Class 1 Preferred Shares (a)	$—	$(23.7)	$—	$(23.1)
Warrants with an exercise price denominated in Canadian dollars (b)	0.2	(0.2)	1.0	(0.2)

	$0.2	$(23.9)	$1.0	$(23.3)

(a)	As further described in notes 21 and 22 to the audited annual consolidated financial statements, as a result of the features of the Class 1 Preferred Shares, the conversion option was required to be recorded at fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The change in fair value of the derivative for the three- and six- month periods ended October 31, 2009 was an increase in the liability of $23.7 and $23.1, respectively resulting in a corresponding charge to the consolidated statements of operations. As described in note 1 to the audited annual consolidated financial statements, in connection with the April 2010 initial public offering, the Class 1 Preferred Shares were converted into common shares.
(b)	At October 31, 2010 there were 0.44 million warrants outstanding with an exercise price of C$14.18 (October 31, 2009—0.44 million warrants outstanding). These warrants expire in April 2011. Since the warrants are exercisable in a currency other than U.S. dollars, the fair value of the warrants is recorded as a liability, with changes in fair value recorded in the consolidated statements of operations. For the three and six months ended October 31, 2010, the Company has recorded a gain of $0.2 and $1.0, respectively (three and six months ended October 31, 2009, loss of $0.2 and $0.2, respectively).

16. SEGMENT INFORMATION

Mitel’s portfolio of solutions provide advanced voice, video and data communications platforms, desktop phones and Internet appliances, applications for customer relationship management and mobility, messaging and multimedia collaboration. The Company’s reportable segments are represented by the four geographic areas: United States, Canada and Caribbean and Latin America (“Canada and CALA”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. Financial information by geographic area for the three and six months ended October 31, 2010 and October 31, 2009 is summarized below.

	United States	EMEA	Canada and CALA	Asia Pacific	Corporate and Other	Total
Three months ended—October 31, 2010
Revenue
Telecommunications	$88.9	$38.3	$9.9	$4.4	$—	$141.5
Services and other	19.6	—	—	—	—	19.6

	108.5	38.3	9.9	4.4	—	161.1

Contribution margin	38.9	14.5	4.3	1.5	—	59.2
Shared and unallocated costs	—	—	—	—	(55.4)	(55.4)

Operating income (loss)	$38.9	$14.5	$4.3	$1.5	$(55.4)	$3.8

Three months ended—October 31, 2009
Revenue
Telecommunications	$89.2	$39.9	$11.4	$3.1	$—	$143.6
Services and other	18.8	—	—	—	—	18.8

	108.0	39.9	11.4	3.1	—	162.4

Contribution margin	39.2	14.3	4.7	0.4	—	58.6
Shared and unallocated costs	—	—	—	—	(48.9)	(48.9)

Operating income (loss)	$39.2	$14.3	$4.7	$0.4	$(48.9)	$9.7

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2010 and October 31, 2009

(in U.S. dollars, millions except per share amounts)

	United States	EMEA	Canada and CALA	Asia Pacific	Corporate and Other	Total
Six months ended—October 31, 2010
Revenue
Telecommunications	$178.4	$73.3	$21.0	$9.6	$—	$282.3
Network services	38.8	—	—	—	—	38.8

	217.2	73.3	21.0	9.6	—	321.1

Contribution margin	81.3	27.4	9.2	3.4	—	121.3
Shared and unallocated costs	—	—	—	—	(106.6)	(106.6)

Operating income (loss)	$81.3	$27.4	$9.2	$3.4	$(106.6)	$14.7

Six months ended October 31, 2009
Revenue
Telecommunications	$179.5	$77.1	$20.4	$7.0	$—	$284.0
Network services	37.8	—	—	—	—	37.8

	217.3	77.1	20.4	7.0	—	321.8

Contribution margin	78.2	28.4	8.3	1.3	—	116.2
Shared and unallocated costs	—	—	—	—	(96.8)	(96.8)

Operating income (loss)	$78.2	$28.4	$8.3	$1.3	$(96.8)	$19.4

Geographic information

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended		Six months ended
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
United States	$108.3	$108.7	$217.2	$218.1
United Kingdom	27.0	27.2	51.5	54.6
Canada	7.4	7.8	16.2	14.9
Other foreign countries	18.4	18.7	36.2	34.2

	$161.1	$162.4	$321.1	$321.8

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2010 and October 31, 2009

(in U.S. dollars, millions except per share amounts)

17. SUPPLEMENTARY CASH FLOW INFORMATION

Cash and cash equivalents at October 31, 2010 consisted of cash of $49.0 (April 30, 2010—$46.6) and cash equivalents of $41.0 (April 30, 2010—$30.0). Cash interest and cash taxes paid during three months ended October 31, 2010 were $4.6 and $2.4, respectively (three months ended October 31, 2009—$8.3 and $0.5, respectively) and for the six months ended October 31, 2010 were $9.0 and $3.7, respectively (six months ended October 31, 2009—$16.7 and $0.7, respectively). Additions to property, equipment and intangible assets for the three and six months ended October 31, 2010 are shown in the consolidated statements of cash flows net of property and equipment acquired through capital leases of $1.1 and $1.4, respectively (three and six months ended October 31, 2009—nil and $0.1, respectively).

	Three months ended		Six months ended
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
Non-cash changes in operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$(6.8)	$(12.2)	$7.7	$(11.3)
Inventories	(3.5)	1.8	(4.4)	2.8
Other current assets(1)	1.5	5.3	1.4	9.0
Other non-current assets	1.2	—	1.2	—
Accounts payable and accrued liabilities	9.3	(6.1)	(1.3)	(9.9)
Due to related parties	(0.4)	0.9	(0.3)	1.5
Deferred revenue	(0.8)	(2.5)	(5.3)	(3.8)
Other non-current liabilities(2)	(3.9)	(4.3)	(4.0)	(6.5)
Change in pension liability	0.6	(0.3)	0.5	(0.5)

	$(2.8)	$(17.4)	$(4.5)	$(18.7)

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.
(2)	Included in other non-current liabilities on the consolidated balance sheets are the derivative instrument liability and the litigation settlement obligation, the changes in which are presented separately on the consolidated statements of cash flows.

18. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company utilizes forward contracts to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company does not use derivative contracts for speculative purposes. At October 31, 2010 and April 30, 2010, all of the Company’s outstanding forward contracts had a term of one month or less.

At October 31, 2010, the Company held forward option contracts to sell Canadian dollars and Australian dollars at a fixed rate on a notional amount of $6.7 U.S. dollars. As well, the Company held forward option contracts to buy Euros and British pounds sterling at a fixed rate on a total notional amount of $8.5 U.S. dollars. At October 31, 2010, the Company recorded a net unrealized gain on fair value adjustments on the outstanding forward contracts of $0.1.

At April 30, 2010, the Company held forward contracts to sell Euros and Australian dollars at a fixed rate on a notional amount of $2.8 U.S. dollars. As well, the Company held forward option contracts to buy British pounds sterling and Canadian dollars at a fixed rate on a notional amount of $12.9 U.S. dollars. At April 30, 2010, the Company had an unrealized loss on fair value adjustments on the outstanding forward contracts of $0.1.

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

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended October 31, 2010 and October 31, 2009

(in U.S. dollars, millions except per share amounts)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at Reporting Date
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs		Significant Unobservable Inputs		Total
	Level 1	Level 2		Level 3
October 31, 2010
Assets
Cash equivalents	$—	$41.0		$—		$41.0
Restricted cash	1.4	—		—		1.4
Forward contracts	—	0.1		—		0.1
Liabilities
Derivative liability instrument	—	—		—	(1)	—	(1)
Forward contracts	—	—	(1)	—		—	(1)

April 30, 2010
Assets
Cash equivalents	$—	$30.0		$—		$30.0
Restricted cash	2.3	—		—		2.3
Liabilities
Derivative liability instrument	—	—		1.0		1.0
Forward contracts	—	0.1		—		0.1

(1)	Fair value of less than $0.1.

The decrease in the derivative liability instrument (classified as a Level 3 financial liability) from April 30, 2010 to October 31, 2010 was due to a decrease in the Company’s share price and the fact that the warrants are six months closer to expiry.

20. DEFERRED TAXES

In the second quarter of fiscal 2011, the Company updated its assessment of the realizability of its deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the last 36 months and forecasted income for fiscal 2011, the Company determined that the weight of the evidence indicated that it was now more likely than not that the Company will realize a benefit from a portion of its deferred tax assets in Canada. At April 30, 2010, the Company completed an assessment of the realizability of its deferred tax assets and determined that a substantial valuation allowance was appropriate due to the uncertainty surrounding the Company’s ability to earn taxable income in certain jurisdictions. In the three months ended October 31, 2010, the Company relieved a valuation allowance of approximately $80.0, net of a provision for uncertain tax provisions, primarily relating to its deferred tax assets in Canada. At October 31, 2010, there continues to be a valuation allowance of $75.9 against deferred tax assets, primarily in Canada and the United Kingdom.

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

Certain information contained in this Quarterly Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Quarterly Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; and our R&D expenditures. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	our ability to achieve profitability in the future;

•	fluctuations in our quarterly and annual revenues and operating results;

•	fluctuations in foreign exchange rates;

•	current and ongoing global economic instability;

•	intense competition;

•	our ability to keep pace with technological developments and evolving industry standards;

•	failure of the market for unified communications and collaboration (“UCC”) to become more widespread;

•	risks related to the rate of adoption of IP telephony by our customers;

•	fluctuations in our working capital requirements and cash flows;

•	our ability to access additional sources of funds;

•	risks related to our level of indebtedness;

•	our ability to protect our intellectual property and our possible infringement of the intellectual property rights of third parties;

•	our reliance on channel partners for a significant component of our sales;

•	our dependence upon a small number of outside contract manufacturers to manufacture our products;

•	our dependence on sole source and limited source suppliers for key components;

•	possible delays in the delivery of, or lack of access to, software or other intellectual property licensed from our suppliers;

•	uncertainties arising from our foreign operations;

•	fluctuations in interest rates;

•	our ability to realize our deferred tax assets;

•	challenges to our transfer pricing policies by tax authorities;

•	our ability to sell leases derived from our managed services offering or a breach of our obligations in respect of such sales;

•	risks related to the financial condition of our customers;

•	reliance on our key personnel;

•	the search for and transition to a new Chief Executive Officer;

•	design defects, errors, failures or “bugs” in our solutions;

•	our ability to successfully integrate future strategic acquisitions;

•	problems with the infrastructure of carriers; and

•	our ability to successfully implement and achieve our business strategies.

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

In fiscal 2011, our operating results continue to be affected by the global economic downturn, which started in mid-calendar year 2008. Many of our current and prospective customers, particularly in the United States (“U.S.”), have responded to the financial and credit crises and general macroeconomic uncertainty by suspending, delaying or reducing their capital expenditures. These conditions have negatively impacted our sales since the second half of fiscal 2009. The tightened credit markets have also affected our sales of net rental payments under sales-type leases, resulting in lower cash flows generated from such sales, compared to historical levels. We responded to the negative effect of the downturn by implementing cost reduction programs to re-align our operating model. These programs, which were implemented during the second half of fiscal 2009 and throughout fiscal 2010, included headcount reductions, reduced discretionary spending, closure of excess facilities across our geographic regions and renegotiation of key supplier contracts. In fiscal 2009, we implemented a temporary reduced work week program, which remained in effect throughout fiscal 2010. In June 2010, we made the decision to phase out the reduced work week program gradually during fiscal 2011.

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

During fiscal 2011, we announced some changes to our senior management team. More specifically, in September 2010, Don Smith, our chief executive officer, announced his retirement. A search committee has been formed by our Board of Directors to identify a successor. Mr. Smith will continue to serve as Mitel’s chief executive officer until his successor is found. The Company expects that this role will be filled within the next two to three months. Mr. Smith will continue to serve as a director of Mitel after his retirement.

Further, in August 2010, we announced that Paul Butcher, our president and chief operating officer, in addition to his current responsibilities, and on an interim basis, has taken direct responsibility for the management and direction of Mitel’s U.S. operations. He assumed this role following the departure of the former president of our Mitel U.S. division. We do not expect that any of these changes to our senior management will have a material impact on our business, operations or financial condition.

Total revenue for the quarter ended October 31, 2010 was $161.1 million compared to $162.4 million for the quarter ended October 31, 2009. The sales decrease was the result of lower revenues in Europe, Middle East and Africa (collectively “EMEA”) due largely to changes in foreign exchange rates as well as decreased volumes in the Canada and Caribbean and Latin America

(collectively “Canada and CALA”) segment. This was partially offset by increased revenue in the Asia Pacific segment. Revenue in the U.S., our target segment, increased slightly in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 as we had increased customers in our network services business. Our U.S. telecommunications revenues were relatively unchanged as the continued effect of the economic downturn resulted in longer sales cycles and delays in equipment purchases.

Our operating income decreased to $3.8 million in the second quarter of fiscal 2011 compared with operating income of $9.7 million in the second quarter of fiscal 2010. The decrease in operating income was largely due to increased SG&A expenses, an increase in special charges due to restructuring activity in the quarter, as well as a decrease in gross margin.

Our net income in the second quarter of fiscal 2011 included a deferred income tax recovery of $80.9 million relating primarily to a reduction of the valuation allowance we had previously recorded against certain deferred tax assets. Upon updating our assessment of the realizability of our deferred tax assets, we concluded that it was now more-likely-than-not that we would be able to realize a benefit on certain deferred tax assets, primarily in Canada.

Selected consolidated financial data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the three months ended October 31, 2010 and October 31, 2009:

	Three months ended October 31,				Change
	2010		2009
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues:
Telecommunications	$141.5		$143.6		$(2.1)	(1.5)
Network services	19.6		18.8		0.8	4.3

	161.1	100.0%	162.4	100.0%	(1.3)	(0.8)

Cost of revenues:
Telecommunications	73.9		72.8		1.1	1.5
Network services	10.7		11.0		(0.3)	(2.7)

	84.6	52.5%	83.8	51.6%	0.8	1.0

Gross margin	76.5	47.5%	78.6	48.4%	(2.1)	(2.7)

Expenses:
Selling, general and administrative	55.0	34.1%	53.4	32.9%	1.6	3.0
Research and development	13.3	8.3%	13.2	8.1%	0.1	0.8
Special charges and restructuring costs	4.4	2.7%	2.3	1.4%	2.1	+

	72.7	45.1%	68.9	42.4%	3.8	5.5

Operating income	3.8	2.4%	9.7	6.0%	(5.9)	(60.8)
Interest expense	(5.1)	(3.2)%	(8.9)	(5.5)%	3.8	(42.7)
Fair value adjustment on derivative instruments	0.2	0.1%	(23.9)	(14.7)%	24.1	+
Other income (expense)	(0.4)	(0.2)%	1.0	0.6%	(1.4)	+

Loss before taxes	(1.5)	(0.9)%	(22.1)	(13.6)%	20.6	+
Income tax recovery	82.4	51.1%	2.1	1.3%	80.3	+

Net income (loss)	$80.9	50.2%	$(20.0)	(12.3)%	$100.9	+

Adjusted EBITDA, a non-GAAP measure	$18.2	11.3%	$22.0	13.5%	$(3.8)	(17.3)

Net income (loss) per share:
Net income (loss) attributable to common shareholders (1)	$80.9		$(31.9)
Weighted average number of common shares outstanding—basic	52.8		14.3
Weighted average number of common shares outstanding—diluted	56.0		14.3
Net income (loss) per common share—basic	$1.53		$(2.23)
Net income (loss) per common share—diluted	$1.45		$(2.23)

+	The comparison is not meaningful.
(1)	Included in the net loss attributable to common shareholders for the three months ended October 31, 2009 is an accreted interest charge of $11.9 on the then-outstanding Class 1 Preferred Shares. The Class 1 Preferred Shares were converted in April 2010, therefore no charge was recorded for the three months ended October 31, 2010.

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the six months ended October 31, 2010 and October 31, 2009:

	Six months ended October 31,				Change
	2010		2009
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues:
Telecommunications	$282.3		$284.0		$(1.7)	(0.6)
Network services	38.8		37.8		1.0	2.6

	321.1	100.0%	321.8	100.0%	(0.7)	(0.2)

Cost of revenues:
Telecommunications	146.3		144.4		1.9	1.3
Network services	21.2		22.2		(1.0)	(4.5)

	167.5	52.2%	166.6	51.8%	0.9	0.5

Gross margin	153.6	47.8%	155.2	48.2%	(1.6)	(1.0)

Expenses:
Selling, general and administrative	108.2	33.7%	106.8	33.2%	1.4	1.3
Research and development	26.4	8.2%	26.3	8.2%	0.1	0.4
Special charges and restructuring costs	4.3	1.3%	2.7	0.8%	1.6	+

	138.9	43.3%	135.8	42.2%	3.1	2.3

Operating income	14.7	4.6%	19.4	6.0%	(4.7)	(24.2)
Interest expense	(10.2)	(3.2)%	(17.7)	(5.5)%	7.5	(42.4)
Fair value adjustment on derivative instruments	1.0	0.3%	(23.3)	(7.2)%	24.3	+
Other income (expense)	(0.3)	(0.1)%	(0.4)	(0.1)%	0.1	+

Income (loss) before taxes	5.2	1.6%	(22.0)	(6.8)%	27.2	+
Income tax recovery	82.5	25.7%	4.0	1.2%	78.5	+

Net income (loss)	$87.7	27.3%	$(18.0)	(5.6)%	$105.7	+

Adjusted EBITDA, a non-GAAP measure	$38.6	12.0%	$41.5	12.9%	$(2.9)	(7.0)

Net income (loss) per share:
Net income (loss) attributable to common shareholders(1)	$87.7		$(41.3)
Weighted average number of common shares outstanding—basic	52.8		14.3
Weighted average number of common shares outstanding—diluted	56.2		14.3
Net income (loss) per common share—basic	$1.66		$(2.88)
Net income (loss) per common share—diluted	$1.56		$(2.88)

+	The comparison is not meaningful.
(1)	Included in the net loss attributable to common shareholders for the six months ended October 31, 2009 is an accreted interest charge of $23.3 on the then-outstanding Class 1 Preferred Shares. The Class 1 Preferred Shares were converted in April 2010, therefore no charge was recorded in the six months ended October 31, 2010.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the three and six months ended October 31, 2010 and October 31, 2009:

	Three months ended October 31		Six months ended October 31
	2010	2009	2010	2009
	(in millions)		(in millions)
Net income (loss)	$80.9	$(20.0)	$87.7	$(18.0)
Adjustments:
Interest expense	5.1	8.9	10.2	17.7
Income tax recovery	(82.4)	(2.1)	(82.5)	(4.0)
Amortization and depreciation	8.4	8.3	17.0	17.2
Foreign exchange loss (gain)	0.7	(0.5)	0.8	0.8
Fair value adjustment on derivative instruments	(0.2)	23.9	(1.0)	23.3
Special charges and restructuring costs	4.4	2.3	4.3	2.7
Stock-based compensation	1.3	1.2	2.1	1.8

Adjusted EBITDA	$18.2	$22.0	$38.6	$41.5

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

Results of operations

Revenues and Geographic Segment Revenues

Our reportable segments are represented by the following four geographic sales regions: the United States; Europe, Middle East and Africa (collectively “EMEA”); Canada and Caribbean and Latin America (collectively “Canada and CALA”); and Asia Pacific. Our telecommunications business segment generates revenues throughout our geographic regions, while our network services business segment generates revenue solely in the United States. The following tables set forth total revenues by geographic regions and by business segment in dollars and as a percentage of total revenues:

	Three months ended October 31,				Change
	2010		2009
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Telecommunications revenues:
United States	$88.9	55.2%	$89.2	54.9%	$(0.3)	(0.3)
EMEA	38.3	23.8%	39.9	24.6%	(1.6)	(4.0)
Canada and CALA	9.9	6.1%	11.4	7.0%	(1.5)	(13.2)
Asia Pacific	4.4	2.7%	3.1	1.9%	1.3	41.9

	141.5	87.8%	143.6	88.4%	(2.1)	(1.5)

	Three months ended October 31,				Change
	2010		2009
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Network services revenues:
United States	19.6	12.2%	18.8	11.6%	0.8	4.3

	$161.1	100.0%	$162.4	100.0%	$(1.3)	(0.8)

	Six months ended October 31,				Change
	2010		2009
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Telecommunications revenues:
United States	$178.4	55.6%	$179.5	55.8%	$(1.1)	(0.6)
EMEA	73.3	22.8%	77.1	24.0%	(3.8)	(4.9)
Canada and CALA	21.0	6.5%	20.4	6.3%	0.6	2.9
Asia Pacific	9.6	3.0%	7.0	2.2%	2.6	37.1

	282.3	87.9%	284.0	88.3%	(1.7)	(0.6)

Network services revenues:
United States	38.8	12.1%	37.8	11.7%	1.0	2.6

	$321.1	100.0%	$321.8	100.0%	$(0.7)	(0.2)

Our revenues in fiscal 2011 continue to be affected by the global economic downturn. In the weakened economic climate, many of our existing and prospective customers reduced their capital expenditures or delayed new equipment purchases. After adjusting the EMEA region for changes in foreign exchange rates, our telecommunications revenues were down slightly or flat across most geographies for the three and six months ended October 31, 2010 versus the comparable periods of fiscal 2010. This decrease was partially offset by an increase in revenues in the Asia Pacific region, as that region has recovered more quickly from the downturn. Our revenues from network services increased in fiscal 2011 due to an increase in the number of active customers.

Telecommunication revenues in the United States decreased by $0.3 million, or 0.3%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. For the first six months of fiscal 2011 compared to the first six months of fiscal 2010, revenue decreased by $1.1 million, or 0.6%. We believe that the decrease in telecommunications revenues was primarily due to the weakened economic climate in the United States, which adversely affected consumer demand.

Revenues in EMEA decreased by $1.6 million, or 4.0%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 primarily as a result of the weakening of the British pound sterling against the U.S. dollar. As approximately 90% of this region’s revenues are generated in currencies other than the U.S. dollar, most significantly the British pound sterling and the Euro, our revenues, as reported in U.S. dollars, are impacted by significant changes in exchange rates. Revenues in the EMEA segment decreased 2.9% due to lower average exchange rates, primarily the British pound sterling, during the second quarter of fiscal 2011 versus the second quarter of fiscal 2010. Excluding the impact of foreign exchange, revenues in EMEA were down 1.1% quarter over quarter.

Revenues in EMEA decreased by $3.8 million, or 4.9%, in the first six months of fiscal 2011 compared to the first six months of fiscal 2010. Revenues in the EMEA segment decreased 4.4% due to lower average exchange rates, primarily the British pound sterling for the first six months of fiscal 2011. Excluding the impact of foreign exchange, revenues in EMEA were down 0.5% period over period.

Revenues in Canada and CALA decreased $1.5 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. For the first six months of fiscal 2011 compared to the first six months of fiscal 2010, Canada and CALA revenues were up $0.6 million, or 2.9%. We believe the decrease in revenues in the second quarter was largely due to economic conditions coupled with the timing of certain projects.

Revenues in Asia Pacific increased by $1.3 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 and increased by $2.6 million for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 as we continue our efforts to grow the business in this region.

Network services revenues in the United States increased by $0.8 million, or 4.3%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 and increased by $1.0 million, or 2.6% for the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The increases in revenues from network services were due to an increase in the number of customers compared to the prior periods.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the periods indicated:

	Three months ended October 31,				Six months ended October 31,
	2010		2009		2010		2009
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Telecommunications	67.6	47.8%	70.8	49.3%	136.0	48.2%	139.6	49.2%
Network Services	8.9	45.4%	7.8	41.5%	17.6	45.4%	15.6	41.3%

Total	76.5	47.5%	78.6	48.4%	153.6	47.8%	155.2	48.2%

Gross margin percentage declined by 0.9% to 47.5% in the second quarter of fiscal 2011 from 48.4% in the second quarter of fiscal 2010, driven by a decrease in the gross margin percentage from telecommunications. Gross margin percentage declined by 0.4% to 47.8% in the first six months of fiscal 2011 from 48.2% in the first six months of fiscal 2010, also driven by a decrease in the gross margin percentage from telecommunications. Gross margin percentage on telecommunication revenues decreased in the first six months of fiscal 2011 by 1.0 % to 48.2% from 49.2% in the comparable period of fiscal 2010.

The decrease in gross margin for both the three- and six-month periods was primarily the result of an unfavorable shift in revenue mix coupled with unfavorable changes in the foreign exchange rates. The declines in margin were partially offset by a reduction in costs due to improved prices from our contract manufacturers.

Network services typically generate lower gross margins as compared to sales of software and systems. The gross margin percentage from our network services revenues improved to 45.4% in the second quarter of fiscal 2011 from 41.5% in the second quarter of fiscal 2010 and to 45.4% for the first six months of fiscal 2011 from 41.3% in the comparative period of fiscal 2010. The increase was primarily the result of lower rates negotiated with our local and long distance carriers during the third quarter of fiscal 2010.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 34.1% of revenues in the second quarter of fiscal 2011 compared to 32.9% of revenues in the second quarter of fiscal 2010, a change of $1.6 million in absolute dollars. SG&A expenses increased to 33.7% of revenues in the first six months of fiscal 2011 compared to 33.2% of revenues in the comparable period of fiscal 2010, a change of $1.4 million in absolute dollars. Our SG&A expenditures for the three months and six months ended October 31, 2010 include certain non-cash charges, most significantly $6.0 million and $12.0 million, respectively (three and six months ended October 31, 2009 — $6.0 million and $12.3 million, respectively) for the amortization of intangible assets such as customer relationships and developed technology, primarily related to the acquisition of Inter-Tel. In addition, SG&A included $1.3 million and $2.1 million for the three and six months ended October 31, 2010 (three and six months ended October 31, 2009 —$1.2 million and $1.8 million) of non-cash compensation expense associated with employee stock options.

The increase in SG&A expenses as a percent of revenues for the second quarter and first six months of fiscal 2011 over the comparable periods of fiscal 2010 was primarily due to higher selling and marketing expenses and the phase-out of the reduced work week program during the second quarter of fiscal 2011.

Research and Development (“R&D”)

R&D expenses were $13.3 million, or 8.3% of total revenues, in the second quarter of fiscal 2011, effectively unchanged compared to the second quarter of fiscal 2010. R&D expenses were $26.4 million, or 8.2% of total revenues, in the first six months of fiscal 2011, effectively unchanged compared to the first six months of fiscal 2010. Our investment level in R&D remained consistent over both periods.

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

Special Charges and Restructuring Costs

In the second quarter of fiscal 2011 we undertook certain restructuring actions to reduce our cost structure and improve operational efficiencies. We recorded a total charge of $4.4 million in the quarter relating to these activities. The charge consisted of $3.7 million relating to a workforce reduction of approximately 50 employees and $0.7 million relating to lease termination obligations. In the second quarter of fiscal 2010 we recorded a charge of $2.3 million consisting of restructuring charges of $1.2 million and a special charge of $1.1 million related to an asset impairment.

The special charges and restructuring costs of $4.3 million for the first six months of fiscal 2011 and $2.7 million for the first six months of fiscal 2010 were predominantly driven by the charges for the second quarter of fiscal 2011 and 2010, respectively.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Operating Income

We reported operating income of $3.8 million in the second quarter of fiscal 2011 compared to operating income of $9.7 million in the second quarter of fiscal 2010. We reported operating income of $14.7 million in the first six months of fiscal 2011 compared to operating income of $19.4 million in the first six months of fiscal 2010. The decrease in operating income was due primarily to the decrease in gross margin, increase in SG&A expenses, as well as the increase in restructuring charges, as described above.

Non-Operating Expenses

Interest Expense

Interest expense was $5.1 million in the second quarter of fiscal 2011 compared to $8.9 million in the second quarter of fiscal 2010. The decrease in interest expense was due to lower debt balances during the period and a lower effective interest rate. In April 2010, in conjunction with our IPO, we repaid $30.0 million on our revolving credit facility and prepaid $72.0 million of our first lien term loan. As a result, the average long-term debt outstanding during the second quarter of fiscal 2011 was approximately $100 million lower than in the second quarter of fiscal 2010. The lower long-term debt balance resulted in a decrease in interest expense of approximately $1.0 million in the second quarter of fiscal 2011 compared to the same quarter of last fiscal year.

The remainder of the decrease was due to a lower average LIBOR, on which the interest expense on our debt is based, coupled with the expiry of an interest rate swap agreement where we had fixed a portion of our interest expense. The fixed rate under the interest rate swap agreement was higher than the variable rate, LIBOR. The interest rate swap agreement expired at the end of the second quarter of fiscal 2010 and was not renewed or replaced upon expiry.

Interest expense was $10.2 million in the first six months of fiscal 2011 compared to $17.7 million in the comparable period of fiscal 2010. The decrease in interest expense was due to same factors as for the second quarter of fiscal 2011. The lower long-term debt balance resulted in approximately $2.1 million of the decrease in interest expense in the second quarter of fiscal 2011 compared to the same quarter of last fiscal year, with the remainder due to a lower average LIBOR rate and the expiry of the interest rate swap.

Fair Value Adjustment on Derivative Instruments

Fair value adjustment on derivative instruments in the three and six months ended October 31, 2010 consisted of a fair value adjustment of $0.2 million and $1.0 million, respectively, on warrants that have an exercise price in Canadian dollars. The adjustments were due to a decrease in the fair value of the warrant liability resulting from a decrease in our stock price from April 30, 2010 to October 31, 2010 and the fact that the warrants are closer to expiry. The warrants have an exercise price of C$14.18 and expire in April 2011.

Fair value adjustment on derivative instruments in the three and six months ended October 31, 2009 consisted of a fair value adjustment of $23.7 million and $23.1 million, respectively on the embedded derivative in the Class 1 Preferred Shares, and a $0.2 million charge related to warrants that have an exercise price in Canadian dollars. The adjustment on the embedded derivative in the Class 1 Preferred Shares was due to a decrease in the fair value of the embedded derivative liability. The Class 1 Preferred Shares were converted to common shares in April 2010 in conjunction with our IPO.

Provision for Income Taxes

We recorded a net income tax recovery of $82.4 million and $82.5 million in the three and six months ended October 31, 2010 compared to a recovery of $2.1 million and $4.0 million in the three and six months ended October 31, 2009. The recovery for the second quarter 2011 was driven by the release of valuation allowance related to deferred tax assets, primarily in Canada.

In the second quarter of fiscal 2011, we updated our assessment of the realizability of the deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the last 36 months and forecasted income for fiscal 2011, we determined that the weight of the evidence indicated that it was now more likely than not that the Company will realize a benefit from a portion of its deferred tax assets in Canada. At April 30, 2010, we completed an assessment of the realizability of our deferred tax assets and determined that a substantial valuation allowance was appropriate due to the uncertainty surrounding the Company’s ability to earn taxable income in certain jurisdictions. In the three months ended October 31, 2010, we relieved a valuation allowance of approximately $80.0 million, net of a provision for uncertain tax provisions, primarily relating to the deferred tax assets in Canada. At October 31, 2010, there continues to be a valuation allowance of $75.9 against deferred tax assets, primarily in Canada and the United Kingdom. Details of our accounting policies regarding deferred tax assets and valuation allowances are found under the “Critical Accounting Policies”—“Deferred Taxes” section below.

Net Income (Loss)

We recorded net income of $80.9 million in the second quarter of fiscal 2011 compared to a net loss of $20.0 million in the second quarter of fiscal 2010. The net income in the second quarter of fiscal 2011 was driven by a recovery of deferred taxes of $80.9 million, while the net loss in the second quarter of fiscal 2010 was driven by a $23.9 million charge for the fair value adjustment on derivative instruments. After adjusting for these items, the lower net income in the second quarter of fiscal 2011 was due to lower operating income, partially offset by lower interest expense, as discussed above.

We recorded net income of $87.7 million in the first six months of fiscal 2011 compared to a net loss of $18.0 million in the first six months of fiscal 2010. The net income in the first six months of fiscal 2011 was driven by a recovery of deferred taxes of $82.0 million, while the net loss in the first six months of fiscal 2010 was driven by a $23.3 million charge for the fair value adjustment on derivative instruments. The net income in the first six months of fiscal 2011 was consistent with the first six months of fiscal 2010, after adjusting for these items, as lower interest expense was offset by a decrease in gross margin and higher restructuring charges.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $18.2 million in the second quarter of fiscal 2011 compared to $22.0 million in the second quarter of fiscal 2010, a decrease of $3.8 million. This decrease in Adjusted EBITDA was driven by lower revenues and gross margin, as well as the effect of the phase-out of the reduced work week program, which began in July 2010. Adjusted EBITDA was $38.6 million for the first six months of fiscal 2011 compared to $41.5 million in the first six months of fiscal 2010, a decrease of $2.9 million. The decrease in Adjusted EBITDA for the first six months of fiscal 2011 was driven by the same factors as the decrease in Adjusted EBITDA for the second quarter. For a definition and explanation of Adjusted EBITDA as well a reconciliation of Adjusted EBITDA to net income, see “Selected consolidated financial data”, above.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months and six months ended October 31, 2010 and October 31, 2009.

	Three months ended October 31,			Six months ended October 31,
	2010	2009	Change	2010	2009	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$7.4	$(3.5)	$10.9	$16.7	$5.0	$11.7
Investing activities	(0.9)	(1.3)	0.4	(0.7)	(2.3)	1.6
Financing activities	(1.6)	(2.2)	0.6	(3.6)	(4.0)	0.4
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.2)	0.6	1.0	1.8	(0.8)

Increase (decrease) in cash and cash equivalents	$5.3	$(7.2)	$12.5	$13.4	$0.5	$12.9

Cash Provided by Operating Activities

Cash generated from operating activities in the second quarter of fiscal 2011 was $7.4 million compared with cash used by operating activities of $3.5 million in the second quarter of fiscal 2010. The cash generated from operating activities for the first six months of fiscal 2011 was $16.7 million compared to $5.0 million for the first six months of fiscal 2010. The increased cash flows from operations for the fiscal 2011 periods was primarily the result of improved changes in the non-cash operating assets and liabilities. The improvement in this item was driven primarily by the timing of certain cash flows near October 31, 2010.

Cash Used in Investing Activities

Net cash used for investing activities was $0.9 million in the second quarter of fiscal 2011 compared to net cash used of $1.3 million in the second quarter of fiscal 2010. Net cash used for investing activities was $0.7 million in the first six months of fiscal 2011 compared to net cash used of $2.3 million in the first six months of fiscal 2010. The lower use of cash in the fiscal 2011 periods was due primarily to the increased financing of property and equipment purchases through capital leases. Assets purchased through capital lease in the three and six months ended October 31, 2010 were $1.1 million and $1.4 million, respectively compared to nil and $0.1 million for the three and six months ended October 31, 2009.

Cash Provided by Financing Activities

Net cash used in financing activities in the second quarter of fiscal 2011 was $1.6 million compared to cash used in financing activities of $2.2 million during the second quarter of fiscal 2010. Net cash used in financing activities in the first six months of fiscal 2011 was $3.6 million compared to cash used in financing activities of $4.0 million during the first six months of fiscal 2010. The use of cash in all periods was primarily due to repayments of long-term debt, capital leases, and payments under a fiscal 2007 litigation settlement obligation.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $0.4 million during the second quarter of fiscal 2011 (second quarter of fiscal 2010—$0.2 million decrease) and by $1.0 million during the first six months of fiscal 2011 (first six months of 2010—$1.8 million increase).

Liquidity and Capital Resources

As of October 31, 2010, we had cash and cash equivalents of $90.0 million, increased from April 30, 2010 due primarily to cash flow from operations. In addition, we have an undrawn $30.0 million revolving facility that matures in August 2012 that provides additional liquidity. The revolving facility was not drawn during the six-month period ending October 31, 2010. At October 31, 2010 we had $344.4 million outstanding under our credit facilities, consisting of a first lien term loan due 2014 and second lien term loan due 2015, a decrease from $345.3 million outstanding at April 30, 2010 due to our scheduled repayments of principal under the first lien term loan.

We have a defined benefit pension plan in place for a number of our past and present employees in the United Kingdom. The plan has been closed to new members since 2001. At October 31, 2010, the plan had an unfunded pension liability of $71.4 million. The contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. In the three and six months ended October 31, 2010, we contributed $0.7 million and $2.4 million, respectively, to meet funding requirements (three and six months ended October 31, 2009—$0.7 million and $1.4 million, respectively). The amount of required employer contributions required annually is determined every three years, in accordance with United Kingdom regulations. The 2011 contributions are the final year of this cycle. In October 2010, the Company’s annual funding requirement for the calendar year 2011 was determined to be £2.5 million and will increase at an annual rate of 3% for calendar years 2012 and 2013.

At October 31, 2010 and April 30, 2010, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the Federal Governments of Canada, the U.S. and the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

We believe that we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of equity or debt may be required to be used in whole or in part, to make mandatory payments under our credit agreements. We believe that our sources of liquidity beyond the next 12 months will be our then-current cash balances, funds from operations and funds available from borrowings under our revolving credit facility.

Contractual Obligations

The following table sets forth our contractual obligations as of October 31, 2010:

	Payments Due by Fiscal Year
Contractual Obligations	Total	Last six months of 2011	2012	2013	2014	2015	2016 and beyond
	(in millions)
Long-term debt obligations(1)	$437.0	$11.8	$23.5	$23.5	$23.5	$221.6	$133.1
Capital lease obligations(2)	4.6	1.3	1.7	0.9	0.5	0.2	—
Operating lease obligations(3)	58.3	10.4	11.4	7.9	6.4	4.9	17.3
Defined benefit pension plan contributions(4)	13.4	2.0	4.0	4.2	3.2	—	—
Other(5)	29.9	5.5	9.1	4.6	4.3	4.1	2.3

Total	$543.2	$31.0	$49.7	$41.1	$37.9	$230.8	$152.7

(1)	Represents the principal balance and interest payments for the first and second lien borrowings. Interest on the first and second lien borrowings is based on LIBOR plus 3.25%, and LIBOR plus 7.0%, respectively, as described in our consolidated financial statements. For the purposes of estimating the variable interest, the average 3-month LIBOR from the last three years, 1.58%, has been used.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these loans range from 5.6% to 11.6%, as described in our consolidated financial statements.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements. The contractual obligation has not materially changed from those disclosed in our Annual Report.
(4)	Represents the estimated contribution to our defined benefit pension plan in the United Kingdom. The Company’s annual funding requirement for its U.K. defined benefit plan is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In October 2010, the Company’s annual funding requirement for the calendar year 2011 was determined to be £2.5 million, and will increase at an annual rate of 3% for calendar years 2012 and 2013. As of October 31, 2010, the unfunded status of the plan was $71.4 million.
(5)	Includes payments under the fiscal 2007 litigation settlement and an Information Technology outsourcing agreement signed in November 2010.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At October 31, 2010, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $165.1 million (April 30, 2010—$177.0 million).

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

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet was 5.7% of the ending aggregate lease portfolio as of October 31, 2010 approximately unchanged from 5.6% at April 30, 2010. The reserve is based on a review past write-off experience and a review of the accounts receivable aging. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of our accounts receivable, the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of October 31, 2010 and April 30, 2010, the provision represented 7.2% and 8.9% of gross receivables, respectively. The decrease in reserve level from April 30, 2010 was due to write-offs of accounts receivable during the first quarter of fiscal 2011. Substantially all of the write-offs in the first quarter were already fully provided for at April 30, 2010. Adjusting for the April 30, 2010 provision for the write-offs, the provision would have represented 7.5% of gross receivables, consistent with the October 31, 2010 provision.

Deferred Taxes

We have significant net deferred tax assets resulting from operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income in future periods. In assessing the realizability of deferred tax assets, management considers, on a periodic basis, whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. This assessment is based on a number of factors, including our estimate of future taxable income in each tax jurisdiction in which the Company operates, the number of years over which the deferred tax assets will be recoverable, and scheduled reversals of deferred tax liabilities. To the extent that recovery is not believed to be more-likely-than-not, a valuation allowance is recorded. Our valuation allowance may increase or decrease materially period-to-period as we update our assessment, in particular relating to our estimate of future taxable income in each tax jurisdiction.

In the three months ended October 31, 2010, we released approximately $80.0 million of valuation allowance, net of a provision for uncertain tax positions, based on our assessment that it was now more likely than not that the benefit from certain Canadian deferred tax assets will be realized. At October 31, 2010, based on uncertainty regarding the future utilization of net deferred tax assets primarily in Canada and the United Kingdom, our balance sheet contains a $75.9 million valuation allowance against $216.6 million of deferred tax assets.

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

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes-Merton option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes-Merton option-pricing model for the options granted in the first quarter and second quarter of fiscal 2011 were as follows:

	First Quarter of Fiscal 2011	Second Quarter of Fiscal 2011
Number of options granted (in millions)	1.4	0.3
Risk-free interest rate	1.76%	1.43%
Dividends	0%	0%
Expected volatility	55.0%	55.0%
Annual forfeiture rate	10%	10%
Expected life of the options	4.6 years	4.6 years
Fair value per option	$4.45	$2.78

Forfeitures are estimated based on our estimate of the expected forfeiture rate. The risk-free interest rate was determined by reference to the United States treasury rates with the remaining term approximating the expected life assumed at the date of grant. We have estimated the volatility of our common shares using historical volatility of comparable public companies. We expect to continue to use the historical volatility of comparable companies until our historical volatility as a publicly-traded company is sufficiently established to measure expected volatility for option grants. The volatility assumption used during fiscal 2010 was higher due primarily to the effect of our higher leverage on our assessment of the expected volatility in the period. The expected life of the options was calculated using an average of the original contract term (seven years) and the vesting term, taking into account graded vesting. We will continue to use this simplified method until such time as we have sufficient historical data as a public company to determine a reliable estimated life. In addition to the assumptions listed, the fair value per option is affected by the stock price at the date of grant.

Based on our assumptions, stock-based compensation expense was $1.3 million for the second quarter of fiscal 2011, (second quarter of fiscal 2010—$1.2 million) and $2.1 million for the first six months of fiscal 2011 (first six months of fiscal 2010—$1.8 million). As of October 31, 2010, there was $8.5 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2010—$4.3 million). We expect this cost to be recognized over a weighted average period of 2.9 years (April 30, 2010—1.9 years).

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six-month period ended October 31, 2010, compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC.

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

On February 27, 2008, we issued a statement of claim against one of our customers for non-payment of invoices arising from the provision of hardware, software and services. The customer responded with a counterclaim for a return of amounts paid plus other unquantified costs. The parties reached a settlement in September 2010, including a consent to dismiss all outstanding claims and counterclaims in the matter.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report and the additional risk factor below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, which have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

At October 31, 2010, our balance sheet contained a $75.9 million valuation allowance against $216.6 million of gross deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. In management’s opinion, as of October 31, 2010, it was more likely than not that the results of future operations will generate sufficient taxable income to recognize the deferred tax assets not covered by the valuation allowance. Future losses or reduced estimates of future income may result in an increase to the partial valuation allowance or even a full valuation allowance on our deferred tax assets in future periods, which will negatively impact results of operations. See “Management Discussion & Analysis—Critical Accounting Policies—Deferred Taxes”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

On September 2, 2010, we announced the retirement of our chief executive officer, Don Smith. The Company has entered into a Separation Agreement with Mr. Smith. Please see to Item 5, Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010 for further details. A copy of the Separation Agreement was also filed as Exhibit 10.1 to that report.

As previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 27, 2010, certain performance-based stock options were granted on March 12, 2009 under the 2006 Equity Incentive Plan, including stock option grants to the Company’s named executive officers. 50% of the stock options vest on a four year schedule (12.5% per year) from the date of grant. The remaining 50% vest as follows: 12.5% of the options vest on the trigger date and the remainder vest monthly over an 18-month period following the issue date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price is equal to or greater than $38.25 per share (the “Trigger Date Price”). All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.

On December 7, 2010, the Board of Directors agreed to adjust the Trigger Date Price from $38.25 to $16.80 in order to ensure that the performance-based stock options continue to represent a tangible incentive for each of the named participants. The

Company’s IPO was priced at $14.00 per share so this adjustment to the new Trigger Date Price represents a 20% premium to the IPO price. As of Nasdaq market close on December 7, 2010, the Company’s shares of common stock were trading at a price equal to $5.45 per share.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Separation Agreement between Mitel Networks Corporation and Donald W. Smith, dated September 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ending July 31, 2010 and filed with the SEC on September 14, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 2010.

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