Form 10-Q
period 2011-01-31
MITEL NETWORKS CORP
filed 2011-03-02
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of February 24, 2011, there were 52,909,001 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	January 31, 2011	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$90.7	$76.6
Accounts receivable (net of allowance for doubtful accounts of $9.6 and $11.9, respectively)	120.1	121.5
Sales-type lease receivables (net) (note 3)	22.2	33.8
Inventories (net) (note 4)	31.6	26.7
Deferred tax asset	11.6	15.0
Other current assets (note 5)	41.9	46.5

	318.1	320.1
Non-current portion of sales-type lease receivables (net) (note 3)	31.5	29.2
Deferred tax asset	85.5	5.0
Property and equipment (net)	15.8	17.0
Identifiable intangible assets (net) (note 6)	106.2	123.1
Goodwill	134.5	134.5
Other non-current assets	9.5	12.1

	$701.1	$641.0

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$109.1	$107.7
Due to related parties (note 8)	0.3	7.2
Current portion of deferred revenue	44.4	46.2
Current portion of long-term debt	4.2	4.1

	158.0	165.2
Long-term debt	344.4	345.7
Lease recourse liability (note 3)	6.9	7.9
Long-term portion of deferred revenue	10.5	14.1
Deferred tax liability	57.3	70.9
Pension liability (note 9)	72.1	68.1
Other non-current liabilities	20.6	24.0

	669.8	695.9

Commitments, guarantees and contingencies (note 10)
Shareholders’ equity (deficiency):
Common shares, without par value—unlimited shares authorized, issued and outstanding: 52.9 at January 31, 2011 and 52.8 at April 30, 2010 (note 11)	803.3	802.8
Preferred shares—unlimited shares authorized, nil issued and outstanding	—	—
Warrants (note 12)	55.6	55.6
Additional paid-in capital	11.1	7.7
Accumulated deficit	(746.2)	(829.9)
Accumulated other comprehensive loss	(92.5)	(91.1)

	31.3	(54.9)

	$701.1	$641.0

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Revenues:
Telecommunications	$141.9	$143.2	$424.2	$427.2
Network services	20.1	19.0	58.9	56.8

	162.0	162.2	483.1	484.0

Cost of revenues:
Telecommunications	73.6	73.0	219.9	217.4
Network services	11.1	10.4	32.3	32.6

	84.7	83.4	252.2	250.0

Gross margin	77.3	78.8	230.9	234.0

Expenses:
Selling, general and administrative	55.9	52.9	164.1	159.7
Research and development	13.8	12.9	40.2	39.2
Special charges and restructuring costs (note 14)	7.4	0.8	11.7	3.5

	77.1	66.6	216.0	202.4

Operating income	0.2	12.2	14.9	31.6
Interest expense	(5.0)	(6.1)	(15.2)	(23.8)
Fair value adjustment on derivative instruments (note 15)	—	23.3	1.0	—
Other income (expense), net	(0.1)	0.9	(0.4)	0.5

Income (loss) before income taxes	(4.9)	30.3	0.3	8.3
Current income tax recovery (expense)	(0.6)	(2.1)	(0.1)	(1.3)
Deferred income tax recovery (note 16)	1.5	5.0	83.5	8.2

Net income (loss)	$(4.0)	$33.2	$83.7	$15.2

Net income (loss) per common share (note 13)
Basic	$(0.08)	$0.59	$1.58	$(1.44)
Diluted	$(0.08)	$0.59	$1.49	$(1.44)
Weighted-average number of common shares outstanding (note 13)
Basic	52.9	14.3	52.9	14.3
Diluted	52.9	14.3	56.1	14.3

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

AND COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficiency)
	Number		Amount
Balance at April 30, 2010	52.8		$802.8	$55.6	$7.7	$(829.9)	$(91.1)	$(54.9)

Net income	—		—	—	—	6.8	—	6.8
Foreign currency translation adjustments	—		—	—	—	—	(0.9)	(0.9)

Comprehensive income	—		—	—	—	6.8	(0.9)	5.9
Issue of shares	—	(1)	0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	0.8	—	—	0.8

Balance at July 31, 2010	52.8		$802.9	$55.6	$8.5	$(823.1)	$(92.0)	$(48.1)

Net income	—		—	—	—	80.9	—	80.9
Foreign currency translation adjustments	—		—	—	—	—	(0.5)	(0.5)

Comprehensive income	—		—	—	—	80.9	(0.5)	80.4
Issue of shares	—	(1)	0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	1.5	—	—	1.5

Balance at October 31, 2010	52.8		$803.0	$55.6	$10.0	$(742.2)	$(92.5)	$33.9

Net loss	—		—	—	—	(4.0)	—	(4.0)
Foreign currency translation adjustments	—		—	—	—	—	—	—

Comprehensive loss	—		—	—	—	(4.0)	—	(4.0)
Issue of shares	0.1		0.3	—	—	—	—	0.3
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at January 31, 2011	52.9		$803.3	$55.6	$11.1	$(746.2)	$(92.5)	$31.3

(1)	Issue of shares was less than 0.1 for the period.

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

AND COMPREHENSIVE INCOME (LOSS) (continued)

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficiency
	Number		Amount
Balance at April 30, 2009	14.3		$277.8	$56.6	$4.4	$(728.0)	$(40.9)	$(430.1)

Adoption of the ASC Derivatives and Hedging Topic	—		—	(1.0)	—	1.0	—	—

Balance at May 1, 2009	14.3		277.8	55.6	4.4	(727.0)	(40.9)	(430.1)

Net income	—		—	—	—	2.0	—	2.0
Unrealized derivative gain on cash flow hedges	—		—	—	—	1.8	—	1.8
Foreign currency translation adjustments	—		—	—	—	—	5.0	5.0

Comprehensive income	—		—	—	—	3.8	5.0	8.8
Stock-based compensation	—		—	—	0.6	—	—	0.6
Accretion of interest on redeemable preferred shares	—		—	—	—	(11.4)	—	(11.4)

Balance at July 31, 2009	14.3		$277.8	$55.6	$5.0	$(734.6)	$(35.9)	$(432.1)

Net loss	—		—	—	—	(20.0)	—	(20.0)
Unrealized derivative gain on cash flow hedges	—		—	—	—	2.6	—	2.6
Foreign currency translation adjustments	—		—	—	—	—	(1.3)	(1.3)

Comprehensive loss	—		—	—	—	(17.4)	(1.3)	(18.7)
Stock-based compensation	—		—	—	1.2	—	—	1.2
Accretion of interest on redeemable preferred shares	—		—	—	—	(11.9)	—	(11.9)

Balance at October 31, 2009	14.3		$277.8	$55.6	$6.2	$(763.9)	$(37.2)	$(461.5)

Net income	—		—	—	—	33.2	—	33.2
Defined benefit pension obligation	—		—	—	—	—	(60.7)	(60.7)
Foreign currency translation adjustments	—		—	—	—	—	(1.4)	(1.4)

Comprehensive income (loss)	—		—	—	—	33.2	(62.1)	(28.9)
Cancellation of employee share loan	—	(1)	0.1	—	—	—	—	0.1
Exercise of stock options	—	(1)	—	—	—	—	—	—
Stock-based compensation	—		—	—	0.6	—	—	0.6
Accretion of interest on redeemable preferred shares	—		—	—	—	(12.4)	—	(12.4)

Balance at January 31, 2010	14.3		$277.9	$55.6	$6.8	$(743.1)	$(99.3)	$(502.1)

(1)	Issue of shares was less than 0.1 for the period.

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$(4.0)	$33.2	$83.7	$15.2
Adjustments to reconcile net income to net cash from (used in) operating activities:
Amortization and depreciation	8.4	8.9	25.4	25.8
Fair value adjustment on derivative instruments	—	(23.3)	(1.0)	—
Stock-based compensation	1.3	0.6	3.4	2.4
Loss (gain) on disposal of assets	—	(0.3)	—	0.7
Investment impairment	—	—	—	0.9
Accretion of interest on litigation settlement obligation	0.2	0.4	0.5	1.0
Unrealized foreign exchange loss (gain)	—	(0.2)	—	1.3
Deferred income taxes	(1.5)	(3.8)	(83.5)	(8.2)
Non-cash movements in provisions	2.5	(0.1)	(0.4)	—
Non-cash change in operating assets and liabilities (note 18)	(2.1)	9.8	(6.6)	(8.9)

Net cash from operating activities	4.8	25.2	21.5	30.2

Investing activities:
Additions to property and equipment and intangible assets	(2.8)	(2.0)	(4.4)	(5.4)
Change in restricted cash	—	—	0.9	1.2
Realized foreign exchange loss on hedging activities	—	—	—	(0.1)

Net cash used in investing activities	(2.8)	(2.0)	(3.5)	(4.3)

Financing activities:
Increase in bank indebtedness	—	(0.1)	—	(0.1)
Repayment of capital lease liabilities	(0.5)	(0.3)	(1.4)	(1.6)
Repayment of long-term debt	(0.5)	(0.5)	(1.5)	(1.5)
Repayment of employee share loans	—	0.2	—	0.2
Payment of litigation settlement obligation	(0.8)	(1.1)	(2.7)	(2.8)
Issuance of shares from option exercises	0.3	—	0.5	—

Net cash used in financing activities	(1.5)	(1.8)	(5.1)	(5.8)

Effect of exchange rate changes on cash and cash equivalents	0.2	(0.5)	1.2	1.3

Net increase in cash and cash equivalents	0.7	20.9	14.1	21.4
Cash and cash equivalents, beginning of period	90.0	28.9	76.6	28.4

Cash and cash equivalents, end of period	$90.7	$49.8	$90.7	$49.8

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 31, 2011 and January 31, 2010

(in U.S. dollars, millions except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at January 31, 2011 and the results of operations and cash flows of the Company for each of the three-month and nine-month periods ended January 31, 2011 and January 31, 2010 in accordance with GAAP applied on a consistent basis. The consolidated financial statements include the accounts of Mitel and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

In July 2010, the FASB issued ASU 2010-20 to enhance disclosure about the credit quality of financing receivables and the related allowance for credit losses. The Company has adopted this ASU in the third quarter of fiscal 2011. As a result of this ASU, the Company has provided additional disclosures surrounding its sales-type lease receivables and the related allowances within note 3 of these unaudited interim financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases represents the value of sales-type leases presently held under the TotalSolution® program. The Company currently sells the rental payments due to the Company from some of the sales-type leases. The Company maintains reserves against its estimate of potential recourse for the balance of sales-type leases (recorded net, against the receivable) and for the balance of sold rental payments remaining unbilled (recorded separately as a lease recourse liability). For accounts receivable and investments in sales-type leases, the Company writes off uncollectible accounts when there appears to be no possibility of collecting the related amount outstanding.

The following table provides detail on the sales-type leases:

	January 31, 2011				April 30, 2010
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$12.4	$(3.9)		$8.5	$13.4	$(4.1)		$9.3
Current portion of investment in sales-type leases	23.3	(1.1)		22.2	35.3	(1.5)		33.8
Non-current portion of investment in sales-type leases	32.6	(1.1)		31.5	30.5	(1.3)		29.2

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	68.3	(6.1)		62.2	79.2	(6.9)		72.3
Sold rental payments remaining unbilled	168.4	(6.9	)(1)	161.5	184.9	(7.9	)(1)	177.0

Total of sales-type leases unsold and sold	$236.7	$(13.0)		$223.7	$264.1	$(14.8)		$249.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three-month period ended January 31, 2011, the Company sold $16.2 of rental payments and recorded gains on sale of those rental payments of $2.6 (three-month period ended January 31, 2010—sold $26.0 and recorded gains of $3.6). For the nine-month period ended January 31, 2011, the Company sold $45.6 of rental payments and recorded gains on sale of those rental payments of $7.1 (nine-month period ended January 31, 2010—sold $50.5 and recorded gains of $6.4). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in our consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Age analysis as at January 31, 2011

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$4.4	$3.3	$4.7	$8.0	$12.4
Investment in sold and unsold sales-type lease receivables(1)	184.8	34.7	4.8	39.5	224.3

Total gross sales-type leases	$189.2	$38.0	$9.5	$47.5	$236.7

Allowance	(5.2)	(1.8)	(6.0)	(7.8)	(13.0)

Total net sales-type leases	$184.0	$36.2	$3.5	$39.7	$223.7

(1)	Remaining unbilled amounts related to past-due billed amounts

Allowance for credit losses

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations.

The following table shows the activity of the allowance for credit losses on sales-type leases during the nine months ended January 31, 2011:

Allowance for credit losses on sales-type leases, April 30, 2010	$(14.8)
Write-offs	4.4
Recoveries	(0.1)
Provision	(2.5)

Allowance for credit losses on sales-type leases, January 31, 2011	$(13.0)

Ending balance of allowance: individually evaluated for impairment	(6.8)
Ending balance of allowance: collectively evaluated for impairment	(6.2)

$(13.0)

Total sales-type leases, gross:
Ending balance, gross: individually evaluated for impairment	10.7
Ending balance, gross: collectively evaluated for impairment	226.0

$236.7

4. INVENTORIES

	January 31, 2011	April 30, 2010
Raw materials and work in process	$6.1	$5.1
Finished goods	33.0	30.0
Less: provision for obsolete inventory	(7.5)	(8.4)

	$31.6	$26.7

5. OTHER CURRENT ASSETS

	January 31, 2011	April 30, 2010
Prepaid expenses and deferred charges	$17.8	$16.5
Unbilled receivables	8.7	14.3
Other receivables	7.3	6.7
Service inventory	6.7	6.7
Restricted cash	1.4	2.3

	$41.9	$46.5

6. IDENTIFIABLE INTANGIBLE ASSETS

	January 31, 2011			April 30, 2010
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$14.0	$(9.0)	$5.0	$12.8	$(7.7)	$5.1
Customer relationships	99.9	(43.4)	56.5	99.9	(34.0)	65.9
Developed technology	78.8	(34.1)	44.7	78.8	(26.7)	52.1
Trade name	—	—	—	2.3	(2.3)	—

Intangible assets	$192.7	$(86.5)	$106.2	$193.8	$(70.7)	$123.1

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31, 2011	April 30, 2010
Trade payables	$30.5	$27.5
Employee-related payables	18.9	16.4
Restructuring, warranty and other provisions	8.6	6.2
Other accrued liabilities	51.1	57.6

	$109.1	$107.7

8. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) are significant shareholders of the Company. In addition, the Matthews Group holds certain warrants and options of the Company. Significant transactions with companies controlled by or related to Dr. Matthews include the following:

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

In the three- and nine-month periods ended January 31, 2010, the Company purchased $6.9 and $25.6 of products and services and sold $0.2 and $0.6 of raw material inventory, respectively, under a manufacturing supply agreement with BreconRidge. As of April 30, 2010, balances payable pursuant to this agreement amounted to $6.6 and balances receivable pursuant to this agreement amounted to $0.7.

Leased properties

Up to the end of the second quarter of fiscal 2011, the Company leased its Ottawa-based headquarter facilities from the Matthews Group under a 10-year lease which was to expire in February 2011. During the third quarter of fiscal 2011, the Company negotiated a new lease with the Matthews Group under terms and conditions which management believes reflect current market rates. The new lease has a term of 5 years and 3 months, and can be renewed at the option of the Company for an additional 5 years. The new lease contains property reinstatement terms which have not been accrued at this time as the amount is not estimable. The new lease contains certain changes in the rental rate over the term of the lease. The changes in the rental rate have been recorded on a straight-line basis over the term of the lease. The total annual expense for base rent under the lease is expected to be approximately $2.3 Canadian dollars.

During the three- and nine-month periods ended January 31, 2011, Mitel recorded lease payments for base rent and operating costs of $1.6 and $6.1, respectively (three- and nine-month periods ended January 31, 2010—$2.2 and $6.7, respectively). At January 31, 2011, balances payable relating to the lease totaled $nil (April 30, 2010—$0.7).

Other

During the three- and nine-month periods ended January 31, 2011, other transactions with companies related to Dr. Matthews arising in the normal course of operations consisted of sales of $0.3 and $1.1 and purchases of $0.3 and $1.4, respectively (three and nine-month periods ended January 31, 2010—sales of $0.3 and $0.9, and purchases of $0.2 and $1.1, respectively). At January 31, 2011, the net balance receivable as a result of these transactions was $1.1 (April 30, 2010—$1.5) and is included in accounts receivable in the consolidated balance sheet.

In the second quarter of fiscal 2010, the Company recorded an impairment charge of $1.1 related to its investment in Natural Convergence Inc. (“NCI”). Dr. Matthews had a significant ownership interest in NCI. The impairment charge was included in special charges and restructuring costs in the consolidated statement of operations.

The Francisco Group

Francisco Partners Management, LLC and certain of its affiliates (collectively, “the Francisco Group”) are significant shareholders of the Company. In addition, the Francisco Group holds certain warrants and options of the Company. Significant transactions with companies controlled by or related to the Francisco Group include the following:

Second Lien Debt

During the third quarter of fiscal 2010, an affiliate of the Francisco Group purchased $21.2 in principal of the outstanding second lien term debt. The Matthews Group had a 40% participating interest in the second lien debt held by such affiliate of the Francisco Group but was neither a party to nor a lender under the second lien term loan and has no contractual rights or enforcement rights against Mitel in connection with its participating interest in such second lien debt. In the third quarter of fiscal 2011, the affiliate sold $11.2 of face value of the debt, which included the Matthews Group’s 40% participating interest. At January 31, 2011, the affiliate of the Francisco Group held $10.0 of the Company’s second lien debt.

Interest of $0.2 and $1.0 was expensed during the third quarter and first nine months of fiscal 2011, respectively, relating to the second lien debt held by an affiliate of the Francisco Group (third quarter of fiscal 2010, interest expense of $0.2).

9. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s United Kingdom (“U.K.”) subsidiary maintains a defined benefit pension plan. At January 31, 2011, the pension liability was $72.1 (April 30, 2010—$68.1). The Company’s net periodic benefit cost was as follows:

	Three months ended		Nine months ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Defined Contribution
Current service cost	$0.7	$0.4	$1.8	$1.0
Defined Benefit
Current service cost	0.4	0.2	1.1	0.6
Interest cost	2.5	1.9	7.3	5.7
Expected return on plan assets	(2.1)	(1.6)	(6.0)	(4.6)

	Three months ended		Nine months ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Amortization of actuarial loss	0.7	0.1	2.0	0.3

Total periodic benefit cost, net	$2.2	$1.0	$6.2	$3.0

The Company’s annual funding requirement for its U.K. defined benefit plan is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In October 2010, the Company’s annual funding requirement for the calendar year 2011 was determined to be £2.5, and will increase at an annual rate of 3% for calendar years 2012 and 2013.

As a result of changes in the valuation assumptions, most significantly a decrease in the estimated discount rate, the valuation of the Company’s pension liability was updated in the third quarter of fiscal 2010. As a result of this valuation, the pension liability increased by $60.7 during the third quarter of fiscal 2010.

10. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Product warranties

The Company provides its customers with standard warranties on hardware and software for periods of up to 15 months. At January 31, 2011, the warranty accrual was $1.1 (April 30, 2010—$1.6).

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

Bid and performance related bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. For the periods reported, the liability recognized related to these bid and performance related bonds was insignificant. At January 31, 2011, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $2.1 (April 30, 2010—$4.8).

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

Commitments

During the third quarter of fiscal 2011, the Company signed a new lease agreement with the Matthews Group as described in Note 8.

11. SHARE CAPITAL

Share Capital

At January 31, 2011 and April 30, 2010, the Company’s authorized share capital consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors. No preferred shares were outstanding at January 31, 2011 or April 30, 2010.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Nine months ended
	January 31, 2011		January 31, 2010
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period:	2.6	$4.02	2.1	$14.55
Granted	3.7	$6.64	0.8	$4.35
Exercised	(0.1)	$3.75	— (1)	$3.75
Forfeited	(0.1)	$6.12	(0.1)	$5.95
Expired	— (1)	$6.52	(0.1)	$13.38

Balance, end of period:	6.1	$5.64	2.7	$4.22	(2)

Number of options exercisable	1.9	$4.55	1.0	$4.33	(2)

(1)	Number of options is less than 0.1 for the period.
(2)	Weighted average exercise price at January 31, 2010 reflects a July 2009 stock option modification that lowered the exercise price of substantially all outstanding stock options.

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of the stock option grants during the period. The assumptions and fair value for the three months ended are as follows:

	January 31, 2011	October 31, 2010	July 31, 2010	January 31, 2010	October 31, 2009	July 31, 2009
Number of options granted	2.0	0.3	1.4	0.1	0.2	0.5
Risk-free interest rate	1.94%	1.43%	1.76%	2.3%	2.38%	2.30%
Dividends	0%	0%	0%	0%	0%	0%
Expected volatility	55.0%	55.0%	55.0%	75.0%	85.0%	85.0%
Annual forfeiture rate	10%	10%	10%	10%	10%	10%
Expected life of the options (1)	4.6 years	4.6 years	4.6 years	5.0 years	5.0 years	5.0 years
Fair value per option (2)	$2.32	$2.78	$4.45	$2.76	$1.32	$1.32

(1)	In accordance with the Stock Compensation topic of the FASB ASC, the Company determined the expected life of the options for fiscal 2011 using a simplified method due to the Company’s short history as a publicly-traded company. As a result, the expected life was calculated using an average of the original contract term (seven years) and the vesting term, taking into account graded vesting. The expected term for options granted in the first nine months fiscal 2010 was based on the contract term of the options as the Company was privately held.
(2)	The fair value per option is also dependent on the exercise price and stock price on the day of grant. Options granted in the nine-month period ended January 31, 2010 had an exercise price below the fair value of the stock price on day of grant. All other options granted had an exercise price that approximated the stock price on the day of grant.
(3)

During the third quarter of fiscal 2011, the Company granted options to the new Chief Executive Officer to purchase 2.0 common shares. Of the grant, 1.5 options were subject to the regular vesting schedule of 1/16th each quarter, and have a seven year contractual life. The remaining 0.5 options vest as follows: 12.5% of the options vest on the “trigger date” and the remainder vest monthly over an 18-month period following the trigger date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price of the Company’s common shares is equal to or greater than $16.80 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.

Deferred Share Unit (“DSU”) Plans

At January 31, 2011, there were 0.05 million (April 30, 2010—0.04 million) DSUs outstanding with a fair value of $0.3 (April 30, 2010—$0.4) recorded as a liability in accounts payable and accrued liabilities on the consolidated balance sheets.

12. WARRANTS

The following table outlines the carrying value of warrants outstanding as of January 31, 2011 and April 30, 2010:

	January 31, 2011	April 30, 2010
Warrants issued in connection with government funding (a)	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes (b)	10.5	10.5
Warrants issued in connection with Class 1 Preferred Shares (c)	6.0	6.0
Warrants issued in connection with Series A Preferred Shares (d)	—	—

	$55.6	$55.6

(a)	At January 31, 2011, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2010—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.
(b)	At January 31, 2011, there were 1.35 million warrants outstanding that were issued in connection with the issuance of the Senior Secured Convertible Notes (April 30, 2010—1.35 million). The warrants have an exercise price of $15.69 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(c)	At January 31, 2011, there were 1.83 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares (April 30, 2010—1.81 million). The warrants have an exercise price of $16.25 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(d)	At January 31, 2011, there were 0.44 million warrants outstanding that were issued in connection with Series A Preferred Shares (April 30, 2010—0.44 million). The warrants have an exercise price of C$14.18 per share, are exercisable at any time at the option of the holder and expire in April 2011. As a result of the exercise price being in a currency other than U.S. dollars, the warrants are recorded as a liability at fair value in the consolidated balance sheets. The fair value at January 31, 2011 was less than $0.1 (April 30, 2010—$1.0) and was included in other non-current liabilities.

13. EARNINGS (LOSS) PER SHARE (“EPS”)

During the first nine months of fiscal 2010, the Company had Class 1 Preferred Shares outstanding. Because the holders of the Class 1 Preferred Shares were entitled to dividends on a basis equivalent to holders of common shares, the Company used the two-class method to determine income attributable to common shareholders and then divided it by the weighted-average common shares outstanding for the period to determine basic EPS. The Class 1 Preferred Shares were converted into common shares in April 2010 and therefore the use of the two-class method was no longer necessary for fiscal 2011.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three months ended		Nine months ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Net income (loss), as reported	$(4.0)	$33.2	$83.7	$15.2
Accreted interest on redeemable shares	—	(12.4)	—	(35.8)

Net income (loss) available for distribution	$(4.0)	$20.8	$83.7	$(20.6)
Allocation of income to preferred shareholders	—	$(12.3)	—	—

Net income (loss) available to common shareholders	$(4.0)	8.5	$83.7	$(20.6)

Weighted average common shares outstanding during the period, basic	52.9	14.3	52.9	14.3

Income (loss) per common share, basic	$(0.08)	$0.59	$1.58	$(1.44)

Weighted average common shares outstanding during the period, basic	52.9	14.3	52.9	14.3
Dilutive effect of options	—	—	0.7	—
Dilutive effect of warrants	—	—	2.5	—

Weighted average common shares outstanding during the period, diluted	52.9	14.3	56.1	14.3

Income (loss) per common share, diluted	$(0.08)	$0.59	$1.49	$(1.44)

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on the terms of the securities:

	Three Months Ended		Nine Months Ended
(Number outstanding, in millions)	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Stock options	2.0	2.7	1.3	2.5
Warrants	3.2	2.5	3.2	2.5
Convertible, redeemable preferred shares	—	20.5	—	19.4

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on having a net loss attributable to common shareholders for the three months ended January 31, 2011:

Three Months Ended
(Number outstanding, in millions)	January 31, 2011
Stock options	2.4
Warrants	2.5

Additionally, for the three and nine months ended January 31, 2010, warrants to acquire 1.1 million common shares were excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period. For the three and nine months ended January 31, 2011, the warrants were excluded in the diluted EPS calculation because the exercise price exceeded the average market price of the common shares and as such, they are included in the tables above.

14. SPECIAL CHARGES AND RESTRUCTURING COSTS

The following tables summarize the change in provision for special charges and restructuring costs during the first nine months of fiscal 2011 and the first nine months of fiscal 2010:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2010	$0.3	$6.5	$6.8
Charges (reversals)	0.1	(0.2)	(0.1)
Cash payments	(0.4)	(0.6)	(1.0)

Balance of provision as of July 31, 2010	$—	$5.7	$5.7

Charges	3.7	0.7	4.4
Cash payments	(1.7)	(0.5)	(2.2)

Balance of provision as of October 31, 2010	$2.0	$5.9	$7.9

Charges	3.6	3.8	7.4
Cash payments	(2.3)	(2.4)	(4.7)

Balance of provision as of January 31, 2011	$3.3	$7.3	$10.6

In the second and third quarter of fiscal 2011, the Company undertook additional actions to reduce its cost structure and improve operational efficiency. The third quarter charge consists of $3.6 of workforce reduction related charges, including severance for approximately 50 employees, which are expected to be paid within the next two years, as well as $3.8 of lease termination obligations primarily related to costs to reinstate, back to their original condition, certain leased premises that had been previously provided for. The current portion of the workforce reduction liability of $3.3 and lease termination obligation liability of $4.2 are included in accounts payable and accrued liabilities, with the remaining balance included in other non-current liabilities.

Description	Workforce Reduction	Lease Termination Obligation	Assets Written Off	Total
Balance of provision as of April 30, 2009	$2.7	$8.1	$—	$10.8
Charges	0.2	0.2	—	0.4
Cash payments	(1.3)	(0.1)	—	(1.4)
Foreign currency impact	0.4	0.1	—	0.5

Balance of provision as of July 31, 2009	$2.0	$8.3	$—	$10.3

Charges	0.9	0.3	1.1	2.3
Cash payments	(1.5)	(2.0)	—	(3.5)
Assets written off	—	—	(1.1)	(1.1)
Foreign currency impact	(0.1)	(0.1)	—	(0.2)

Balance of provision as of October 31, 2009	$1.3	$6.5	$—	$7.8

Charges	0.8	—	—	0.8
Cash payments	(1.5)	(0.5)	—	(2.0)

Balance of provision as of January 31, 2010	$0.6	$6.0	$—	$6.6

In the first nine months of fiscal 2010, the Company recorded $2.4 of workforce reduction and lease termination obligation charges in order to better strategically align its U.S. and European operations. In addition, in the second quarter for fiscal 2010, the Company recorded an asset impairment related to NCI, as described in note 8.

In the first nine months of fiscal 2011 and fiscal 2010, the Company made payments on previously accrued restructuring charges, as described in note 7 to the audited annual consolidated financial statements.

15. FAIR VALUE ADJUSTMENT ON DERIVATIVE INSTRUMENTS

The change in fair value of the Company’s derivative instruments that are required to be recorded as a liability is as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Gain on change in fair value of Class 1 Preferred Shares (a)	$—	$23.4	$—	$0.3
Warrants with an exercise price denominated in Canadian dollars (b)	—	(0.1)	1.0	(0.3)

	$—	$23.3	$1.0	$—

(a)	As further described in notes 21 and 22 to the audited annual consolidated financial statements, as a result of the features of the Class 1 Preferred Shares, the conversion option was required to be recorded at fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The change in fair value of the derivative for the three- and nine- month periods ended January 31, 2010 was a decrease in the liability of $23.4 and $0.3, respectively resulting in a corresponding gain to the consolidated statements of operations. As described in note 1 to the audited annual consolidated financial statements, in connection with the April 2010 initial public offering, the Class 1 Preferred Shares were converted into common shares.
(b)	At January 31, 2011 there were 0.44 million warrants outstanding with an exercise price of C$14.18 (January 31, 2010 – 0.44 million warrants outstanding). These warrants expire in April 2011. Since the warrants are exercisable in a currency other than U.S. dollars, the fair value of the warrants is recorded as a liability, with changes in fair value recorded in the consolidated statements of operations. For the three and nine months ended January 31, 2011, the Company has recorded a gain of $nil and $1.0, respectively (three and nine months ended January 31, 2010, loss of $0.1 and $0.3, respectively).

16. DEFERRED TAXES

In the second quarter of fiscal 2011, the Company updated its assessment of the realizability of its deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the last 36 months and forecasted income for fiscal 2011, the Company determined that the weight of the evidence indicated that it was more likely than not that the Company will realize a benefit from a portion of its deferred tax assets in Canada. At April 30, 2010, the Company completed an assessment of the realizability of its deferred tax assets and determined that a substantial valuation allowance was appropriate due to the uncertainty surrounding the Company’s ability to earn taxable income in certain jurisdictions. In the second quarter of fiscal 2011, the Company relieved a valuation allowance of approximately $80.0, net of a provision for uncertain tax provisions, primarily relating to its deferred tax assets in Canada.

There were no significant changes in the assessment of the realizability of deferred taxes in the first or third quarter of fiscal 2011. At January 31, 2011, there continues to be a valuation allowance of $76.9 against deferred tax assets, primarily in Canada and the U.K.

17. SEGMENT INFORMATION

Mitel’s portfolio of solutions provide advanced voice, video and data communications platforms, desktop phones and Internet appliances, applications for customer relationship management and mobility, messaging and multimedia collaboration. The Company’s reportable segments are represented by the four geographic areas: United States, Europe, Middle East and Africa (“EMEA”), Canada and Caribbean and Latin America (“Canada and CALA”), and Asia Pacific. Financial information by geographic area for the three and nine months ended January 31, 2011 and January 31, 2010 is summarized below.

	United States	EMEA	Canada and CALA	Asia Pacific	Corporate and Other	Total
Three months ended—January 31, 2011
Revenue
Telecommunications	$89.4	$36.2	$11.9	$4.4	$—	$141.9
Services and other	20.1	—	—	—	—	20.1

	109.5	36.2	11.9	4.4	—	162.0

Contribution margin	38.4	12.8	5.7	1.0	—	57.9
Shared and unallocated costs	—	—	—	—	(57.7)	(57.7)

Operating income (loss)	$38.4	$12.8	$5.7	$1.0	$(57.7)	$0.2

Three months ended—January 31, 2010
Revenue
Telecommunications	$86.7	$41.4	$12.1	$3.0	$—	$143.2
Services and other	19.0	—	—	—	—	19.0

	105.7	41.4	12.1	3.0	—	162.2

Contribution margin	39.1	16.8	5.0	0.4	—	61.3
Shared and unallocated costs	—	—	—	—	(49.1)	(49.1)

Operating income (loss)	$39.1	$16.8	$5.0	$0.4	$(49.1)	$12.2

Nine months ended—January 31, 2011
Revenue
Telecommunications	$267.8	$109.5	$32.9	$14.0	$—	$424.2
Network services	58.9	—	—	—	—	58.9

	326.7	109.5	32.9	14.0	—	483.1

Contribution margin	119.6	40.2	15.0	4.4	—	179.2
Shared and unallocated costs	—	—	—	—	(164.3)	(164.3)

Operating income (loss)	$119.6	$40.2	$15.0	$4.4	$(164.3)	$14.9

Nine months ended January 31, 2010
Revenue
Telecommunications	$266.1	$118.6	$32.5	$10.0	$—	$427.2
Network services	56.8	—	—	—	—	56.8

	322.9	118.6	32.5	10.0	—	484.0

Contribution margin	117.3	45.2	13.3	1.7	—	177.5
Shared and unallocated costs	—	—	—	—	(145.9)	(145.9)

Operating income (loss)	$117.3	$45.2	$13.3	$1.7	$(145.9)	$31.6

Geographic information

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended		Nine months ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
United States	$109.5	$105.8	$326.7	$323.9
United Kingdom	25.2	26.5	76.7	81.1
Canada	8.8	8.5	25.0	23.4
Other foreign countries	18.5	21.4	54.7	55.6

	$162.0	$162.2	$483.1	$484.0

18. SUPPLEMENTARY CASH FLOW INFORMATION

Cash and cash equivalents at January 31, 2011 consist of cash of $50.2 (April 30, 2010—$46.6) and cash equivalents of $40.5 (April 30, 2010—$30.0). Cash interest and cash taxes paid during three months ended January 31, 2011 were $4.5 and $1.8, respectively (three months ended January 31, 2010 —$5.5 and $0.1, respectively) and for the nine months ended January 31, 2011 were $13.5 and $5.5, respectively (nine months ended January 31, 2010 —$22.2 and $0.8, respectively). Additions to property and equipment and intangible assets for the three and nine months ended January 31, 2011 are shown in the consolidated statements of cash flows net of property and equipment acquired through capital leases of $0.5 and $1.9, respectively (three and nine months ended January 31, 2010 – $0.2 and $0.3, respectively).

	Three months ended		Nine months ended
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
Non-cash changes in operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$7.4	$5.8	$15.1	$(5.5)
Inventories	0.8	(2.0)	(3.6)	0.8
Other current assets(1)	(0.8)	1.2	0.6	10.2
Other non-current assets	(1.3)	—	(0.1)	—
Accounts payable and accrued liabilities	(15.5)	7.1	(16.8)	(2.8)
Due to related parties	(0.1)	(1.1)	(0.4)	0.4
Deferred revenue	3.3	(0.3)	(2.0)	(4.1)
Other non-current liabilities(2)	3.5	(0.6)	(0.5)	(7.1)
Change in pension liability	0.6	(0.3)	1.1	(0.8)

	$(2.1)	$9.8	$(6.6)	$(8.9)

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.
(2)	Included in other non-current liabilities on the consolidated balance sheets are the derivative instrument liability and the litigation settlement obligation, the changes in which are presented separately on the consolidated statements of cash flows.

19. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company utilizes forward contracts to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company does not use derivative contracts for speculative purposes. At January 31, 2011 and April 30, 2010, all of the Company’s outstanding forward contracts had a term of one month or less.

At January 31, 2011, the Company held forward option contracts to sell Euros, Canadian dollars and Australian dollars at a fixed rate on a notional amount of $7.0 U.S. dollars. As well, the Company held forward option contracts to buy British pounds sterling at a fixed rate on a total notional amount of $4.7 U.S. dollars. At January 31, 2011, the Company recorded a net unrealized loss on fair value adjustments on the outstanding forward contracts of less than $0.1.

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

20. FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosure Topic of the FASB ASC requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at Reporting Date
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
January 31, 2011
Assets
Cash equivalents	$—	$40.5	$—	$40.5
Restricted cash	1.4	—	—	1.4
Forward contracts	—	0.1	—	0.1
Liabilities
Forward contracts	—	0.1	—	0.1
April 30, 2010
Assets
Cash equivalents	$—	$30.0	$—	$30.0
Restricted cash	2.3	—	—	2.3
Liabilities
Derivative liability instrument	—	—	1.0	1.0
Forward contracts	—	0.1	—	0.1

The decrease in the derivative liability instrument (classified as a Level 3 financial liability) from April 30, 2010 to January 31, 2011 was due to a decrease in the Company’s share price and the fact that the warrants are nine months closer to expiry.

21. SUBSEQUENT EVENT

In March 2011, the Company made a prepayment of $25.0, plus certain fees and expenses, against its outstanding debt under its first lien credit agreement. In connection with the prepayment, the maximum consolidated debt to EBITDA covenant under the first lien credit agreement has been increased for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of fiscal 2014.

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

Certain information contained in this Quarterly Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Quarterly Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; and our R&D expenditures. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	our ability to achieve profitability in the future;

•	fluctuations in our quarterly and annual revenues and operating results;

•	fluctuations in foreign exchange rates;

•	global economic conditions;

•	intense competition;

•	our ability to keep pace with technological developments and evolving industry standards;

•	failure of the market for unified communications and collaboration (“UCC”) to become more widespread;

•	risks related to the rate of adoption of IP telephony by our customers;

•	fluctuations in our working capital requirements and cash flows;

•	our ability to access additional sources of funds;

•	risks related to our level of indebtedness;

•	our ability to protect our intellectual property and our possible infringement of the intellectual property rights of third parties;

•	our reliance on channel partners for a significant component of our sales;

•	our dependence upon a small number of outside contract manufacturers to manufacture our products;

•	our dependence on sole source and limited source suppliers for key components;

•	possible delays in the delivery of, or lack of access to, software or other intellectual property licensed from our suppliers;

•	uncertainties arising from our foreign operations;

•	fluctuations in interest rates;

•	our ability to realize our deferred tax assets;

•	challenges to our transfer pricing policies by tax authorities;

•	our ability to sell leases derived from our managed services offering or a breach of our obligations in respect of such sales;

•	the financial condition of our customers;

•	reliance on our key personnel;

•	the transition to a new Chief Executive Officer;

•	design defects, errors, failures or “bugs” in our solutions;

•	our ability to successfully integrate future strategic acquisitions;

•	problems with the infrastructure of carriers; and

•	our ability to successfully implement and achieve our business strategies.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made assumptions regarding, among other things: stable foreign exchange rates; no unforeseen changes occurring in the competitive landscape that would affect our industry; a stable or recovering economic environment; no significant event occurring outside the ordinary course of our business; stable interest rates; and certain other assumptions that are set out proximate to the applicable forward-looking statements contained in this Quarterly Report. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations, assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report as a result of various factors, including the risks and uncertainties discussed below.

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

In the first half of fiscal 2011, our operating results were affected by the global economic downturn, which started in mid-calendar year 2008. Many of our customers, particularly in the United States (“U.S.”), responded to the financial and credit crises and general macroeconomic uncertainty by suspending, delaying or reducing their capital expenditures. These conditions negatively impacted our sales since the second half of fiscal 2009. The tightened credit markets also affected our sales of net rental payments under sales-type leases, resulting in lower cash flows generated from such sales, compared to historical levels. We responded to the negative effect of the downturn by implementing cost reduction programs to re-align our operating model. These programs, which were implemented during the second half of fiscal 2009 and throughout fiscal 2010, included headcount reductions, reduced discretionary spending, closure of excess facilities across our geographic regions and renegotiation of key supplier contracts. In fiscal 2009, we implemented a temporary reduced work-week program, which remained in effect throughout fiscal 2010. In June 2010, we made the decision to phase out the reduced work-week program gradually during fiscal 2011.

We continue to monitor our cost structure so that it is appropriate for our revenue levels. Depending on the future macroeconomic climate and its impact on our revenues, we may implement additional cost reduction programs in an effort to keep operating expenses in line with revenues. Conversely, if our revenues improve above current levels we may gradually increase our expenditures while ensuring that our operating expense to revenue ratio remains within our target level. In either scenario, we plan to continue to invest in new product development and other significant R&D initiatives. However, there is no certainty that these investments will allow us to develop and introduce new IP-based communications solutions in a timely manner to allow us to compete effectively against existing and new competitors and meet customer requirements.

During fiscal 2011, we announced some changes to our senior management team. In January 2011, Richard McBee became our new Chief Executive Officer, following the retirement of Don Smith. Mr. Smith continues to serve as a director of Mitel.

Further, in August 2010, we announced that Paul Butcher, our president and chief operating officer, in addition to his current responsibilities, and on an interim basis, has taken direct responsibility for the management and direction of Mitel’s U.S. operations. He assumed this role following the departure of the former president of our Mitel U.S. division.

Total revenue for the quarter ended January 31, 2011 was $162.0 million compared to $162.2 million for the quarter ended January 31, 2010. Increased revenue in both the telecommunications business and networks services business in the U.S., our target segment, as well as increased revenue in the Asia Pacific region was offset by lower revenues in Europe, Middle East and Africa (collectively “EMEA”) due to changes in foreign exchange rates as well as decreased volumes. Increased revenue in the U.S. telecommunications business was driven by increased volumes with our channel partners, while the network services business revenue increased due to an increased spend per customer during the quarter.

Our operating income decreased to $0.2 million in the third quarter of fiscal 2011 compared with operating income of $12.2 million in the third quarter of fiscal 2010. The decrease in operating income was largely due to an increase in special charges resulting from restructuring activity in the quarter and an increase in SG&A and R&D expenses as a result of the phase-out of the reduced work-week program.

Our net income for the first nine months of fiscal 2011 included a deferred income tax recovery of approximately 80.0 million recorded in the second quarter of fiscal 2011 relating primarily to a reduction of the valuation allowance we had previously recorded against certain deferred tax assets. Upon updating our assessment of the realizability of our deferred tax assets, we concluded that it was now more-likely-than-not that we would be able to realize a benefit on certain deferred tax assets, primarily in Canada. Excluding income taxes, our net income for the nine month period decreased primarily from an increase in special charges due to restructuring activity during the year.

In March 2011, we made a prepayment of $25.0 million, plus certain fees and expenses, against our outstanding debt under our first lien credit agreement. In connection with the prepayment, the maximum consolidated debt to EBITDA covenant under the first lien credit agreement has been increased for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of fiscal 2014 as more fully described in the amendment to our first lien credit agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2011.

Selected consolidated financial data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the three months ended January 31, 2011 and January 31, 2010:

	Three months ended January 31,				Change
	2011		2010
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues:
Telecommunications	$141.9		$143.2		$(1.3)	(0.9)
Network services	20.1		19.0		1.1	5.8

	162.0	100.0%	162.2	100.0%	(0.2)	(0.1)

Cost of revenues:
Telecommunications	73.6		73.0		0.6	0.8
Network services	11.1		10.4		0.7	6.7

	84.7	52.3%	83.4	51.4%	1.3	1.6

Gross margin	77.3	47.7%	78.8	48.6%	(1.5)	(1.9)

Expenses:
Selling, general and administrative	55.9	34.5%	52.9	32.6%	3.0	5.7
Research and development	13.8	8.5%	12.9	8.0%	0.9	7.0
Special charges and restructuring costs	7.4	4.6%	0.8	0.5%	6.6	+

	77.1	47.6%	66.6	41.1%	10.5	15.8

Operating income	0.2	0.1%	12.2	7.5%	(12.0)	+
Interest expense	(5.0)	(3.1)%	(6.1)	(3.8)%	1.1	(18.0)
Fair value adjustment on derivative instruments	—	—	23.3	14.4%	(23.3)	+
Other income (expense)	(0.1)	(0.1)%	0.9	0.6%	(1.0)	+

Income (loss) before taxes	(4.9)	(3.0)%	30.3	18.7%	(35.2)	+
Income tax recovery	0.9	0.6%	2.9	1.8%	(2.0)	+

Net income (loss)	$(4.0)	(2.5)%	$33.2	20.5%	$(37.2)	+

Adjusted EBITDA, a non-GAAP measure	$17.6	10.9%	$23.0	14.2%	$(5.4)	(23.5)

Net income (loss) per share:
Net income (loss) attributable to common shareholders (1)	$(4.0)		$8.5
Weighted average number of common shares outstanding—basic	52.9		14.3
Weighted average number of common shares outstanding—diluted	52.9		14.3
Net income (loss) per common share—basic	$(0.08)		$0.59
Net income (loss) per common share—diluted	$(0.08)		$0.59

+	The comparison is not meaningful.
(1)	Included in the net income attributable to common shareholders for the three months ended January 31, 2010 is an accreted interest charge of $12.4 on the then-outstanding Class 1 Preferred Shares. The Class 1 Preferred Shares were converted in April 2010, therefore no charge was recorded for the three months ended January 31, 2011.

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the nine months ended January 31, 2011 and January 31, 2010:

	Nine months ended January 31,				Change
	2011		2010
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues:
Telecommunications	$424.2		$427.2		$(3.0)	(0.7)
Network services	58.9		56.8		2.1	3.7

	483.1	100.0%	484.0	100.0%	(0.9)	(0.2)

Cost of revenues:
Telecommunications	219.9		217.4		2.5	1.1
Network services	32.3		32.6		(0.3)	(0.9)

	252.2	52.2%	250.0	51.7%	2.2	0.9

Gross margin	230.9	47.8%	234.0	48.3%	(3.1)	(1.3)

Expenses:
Selling, general and administrative	164.1	34.0%	159.7	33.0%	4.4	2.8
Research and development	40.2	8.3%	39.2	8.1%	1.0	2.6
Special charges and restructuring costs	11.7	2.4%	3.5	0.7%	8.2	+

	216.0	44.7%	202.4	41.8%	13.6	6.7

Operating income	14.9	3.1%	31.6	6.5%	(16.7)	(52.8)
Interest expense	(15.2)	(3.1)%	(23.8)	(4.9)%	8.6	(36.1)
Fair value adjustment on derivative instruments	1.0	0.2%	—	—	1.0	+
Other income (expense)	(0.4)	(0.1)%	0.5	0.1%	(0.9)	+

Income before taxes	0.3	0.1%	8.3	1.7%	(8.0)	+
Income tax recovery	83.4	17.3%	6.9	1.4%	76.5	+

Net income	$83.7	17.3%	$15.2	3.1%	$68.5	+

Adjusted EBITDA, a non-GAAP measure	$56.2	11.6%	$64.5	13.3%	$(8.3)	(12.9)

Net income (loss) per share:
Net income (loss) attributable to common shareholders(1)	$83.7		$(20.6)
Weighted average number of common shares outstanding—basic	52.9		14.3
Weighted average number of common shares outstanding—diluted	56.1		14.3
Net income (loss) per common share—basic	$1.58		$(1.44)
Net income (loss) per common share—diluted	$1.49		$(1.44)

+	The comparison is not meaningful.
(1)	Included in the net loss attributable to common shareholders for the nine months ended January 31, 2010 is an accreted interest charge of $35.8 on the then-outstanding Class 1 Preferred Shares. The Class 1 Preferred Shares were converted in April 2010, therefore no charge was recorded in the nine months ended January 31, 2011.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the three and nine months ended January 31, 2011 and January 31, 2010:

	Three months ended January 31		Nine months ended January 31
	2011	2010	2011	2010
	(in millions)		(in millions)
Net income (loss)	$(4.0)	$33.2	$83.7	$15.2
Adjustments:
Interest expense	5.0	6.1	15.2	23.8
Income tax recovery	(0.9)	(2.9)	(83.4)	(6.9)
Amortization and depreciation	8.4	8.9	25.4	26.1
Foreign exchange loss (gain)	0.4	(0.4)	1.2	0.4
Fair value adjustment on derivative instruments	—	(23.3)	(1.0)	—
Special charges and restructuring costs	7.4	0.8	11.7	3.5
Stock-based compensation	1.3	0.6	3.4	2.4

Adjusted EBITDA	$17.6	$23.0	$56.2	$64.5

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

	Three months ended January 31,				Change
	2011		2010
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Telecommunications revenues:
United States	$89.4	55.2%	$86.7	53.5%	$2.7	3.1
EMEA	36.2	22.4%	41.4	25.5%	(5.2)	(12.6)
Canada and CALA	11.9	7.3%	12.1	7.5%	(0.2)	(1.7)
Asia Pacific	4.4	2.7%	3.0	1.8%	1.4	46.7

	141.9	87.6%	143.2	88.3%	(1.3)	(0.9)
Network services revenues:
United States	20.1	12.4%	19.0	11.7%	1.1	5.8

	$162.0	100.0%	$162.2	100.0%	$(0.2)	(0.1)

	Nine months ended January 31,				Change
	2011		2010
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Telecommunications revenues:
United States	$267.8	55.4%	$266.1	55.0%	$1.7	0.6
EMEA	109.5	22.7%	118.6	24.5%	(9.1)	(7.7)
Canada and CALA	32.9	6.8%	32.5	6.7%	0.4	1.2
Asia Pacific	14.0	2.9%	10.0	2.1%	4.0	40.0

	424.2	87.8%	427.2	88.3%	(3.0)	(0.7)
Network services revenues:
United States	58.9	12.2%	56.8	11.7%	2.1	3.7

	$483.1	100.0%	$484.0	100.0%	$(0.9)	(0.2)

Our revenues in the first half of fiscal 2011 were affected by the global economic downturn. In the weakened economic climate, many of our existing and prospective customers reduced their capital expenditures or delayed new equipment purchases. For the three and nine months ended January 31, 2011 versus the comparable periods of fiscal 2010, decreased revenues in our EMEA region, a portion of which was due to changes in foreign exchange rates, were partially offset by increased revenues in the Asia Pacific region.

Telecommunication revenues in the United States increased by $2.7 million, or 3.1%, in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. For the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010, revenue increased by $1.7 million, or 0.6%. The increase in telecommunications revenues was primarily due to increased volumes through our channel partners.

Revenues in EMEA decreased by $5.2 million, or 12.6%, in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. As approximately 90% of this region’s revenues are generated in currencies other than the U.S. dollar, most significantly the British pound sterling and the Euro, our revenues, as reported in U.S. dollars, are impacted by significant changes in exchange rates. Revenues in the EMEA segment decreased 3.9% due to lower average exchange rates, primarily the British pound sterling, during the third quarter of fiscal 2011 versus the third quarter of fiscal 2010. Excluding the impact of foreign exchange, revenues in EMEA were down 8.7% quarter over quarter as a result of lower volumes through our channel partners in Europe as well as the timing of certain projects in the third quarter of fiscal 2010.

Revenues in EMEA decreased by $9.1 million, or 7.7%, in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. Revenues in the EMEA segment decreased 4.3% due to lower average exchange rates, primarily the British pound sterling for the first nine months of fiscal 2011. Excluding the impact of foreign exchange, revenues in EMEA were down 3.4% period over period, primarily due to the decrease in the third quarter of fiscal 2011, as described above.

Revenues in Canada and CALA were effectively flat for the three and nine months ended January 31, 2011 versus the comparable periods of fiscal 2010.

Revenues in Asia Pacific increased by $1.4 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 and increased by $4.0 million for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 as we continue our efforts to grow the business in this region.

Network services revenues in the United States increased by $1.1 million, or 5.8%, in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 and increased by $2.1 million, or 3.7% for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The increases in revenues from network services were due primarily to an increase in spend per customer compared to prior periods.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the periods indicated:

	Three months ended January 31,				Nine months ended January 31,
	2011		2010		2011		2010
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Telecommunications	68.3	48.1%	70.2	49.0%	204.3	48.2%	209.8	49.1%
Network Services	9.0	44.8%	8.6	45.3%	26.6	45.2%	24.2	42.6%

Total	77.3	47.7%	78.8	48.6%	230.9	47.8%	234.0	48.3%

Gross margin percentage declined by 0.9% to 47.7% in the third quarter of fiscal 2011 from 48.6% in the third quarter of fiscal 2010, driven by a decrease in the gross margin percentage from telecommunications. Gross margin percentage declined by 0.5% to 47.8% in the first nine months of fiscal 2011 from 48.3% in the first nine months of fiscal 2010, also driven by a decrease in the gross margin percentage from telecommunications. Gross margin percentage on telecommunication revenues decreased in the first nine months of fiscal 2011 by 0.9 % to 48.2% from 49.1% in the comparable period of fiscal 2010.

The decrease in gross margin for both the three- and nine-month periods was primarily the result of an unfavorable shift in revenue mix coupled with unfavorable changes in the foreign exchange rates. The declines in margin were partially offset by a reduction in costs due to improved prices from our contract manufacturers.

Network services typically generate lower gross margins as compared to sales of software and systems. The gross margin percentage from our network services revenues remained relatively flat at 44.8% in the third quarter of fiscal 2011 compared to 45.3% in the third quarter of fiscal 2010. For the nine-month period, network services gross margin increased to 45.2% in fiscal 2011 from 42.6% in the comparable period of fiscal 2010. The increase was primarily the result of lower rates negotiated with our local and long distance carriers at the beginning of the third quarter of fiscal 2010.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 34.5% of revenues in the third quarter of fiscal 2011 compared to 32.6% of revenues in the third quarter of fiscal 2010, a change of $3.0 million in absolute dollars. SG&A expenses increased to 34.0% of revenues in the first nine months of fiscal 2011 compared to 33.0% of revenues in the comparable period of fiscal 2010, a change of $4.4 million in absolute dollars. Our SG&A expenditures for the three months and nine months ended January 31, 2011 include certain non-cash charges, most significantly $6.0 million and $18.0 million, respectively (three and nine months ended January 31, 2010 — $6.0 million and $18.3 million, respectively) for the amortization of intangible assets such as customer relationships and developed technology, primarily related to the acquisition of Inter-Tel. In addition, SG&A included $1.3 million and $3.4 million, respectively for the three and nine months ended January 31, 2011 (three and nine months ended January 31, 2010 —$0.6 million and $2.4 million, respectively) of non-cash compensation expense associated with employee stock options.

The increase in SG&A expenses as a percent of revenues for the third quarter and first nine months of fiscal 2011 over the comparable periods of fiscal 2010 was primarily due to higher selling and marketing expenses, higher stock-based compensation and the phase-out of the reduced work-week program, which began in July 2010.

Research and Development (“R&D”)

R&D expenses were $13.8 million, or 8.5% of total revenues, in the third quarter of fiscal 2011 compared to $12.9 million, or 8.0% of total revenues, in the third quarter of fiscal 2010. R&D expenses were $40.2 million, or 8.3% of total revenues, in the first nine months of fiscal 2011, compared $39.2 million, or 8.1% of total revenues, in the first nine months of fiscal 2010. The slight increase in our investment level in R&D in fiscal 2011 was due to the phase-out of the reduced work-week program, which began in July 2010.

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

Special Charges and Restructuring Costs

In the second and third quarters of fiscal 2011 we undertook certain restructuring actions to reduce our cost structure and improve operational efficiencies. We recorded a total charge of $11.7 million in the first nine months of fiscal 2011 relating to these activities, of which $7.4 million was recorded in the third quarter. The third quarter charges consist of $3.6 million of workforce reduction related charges, including severance for approximately 50 employees and $3.8 million relating to lease termination obligations. The lease termination obligations are primarily attributable to costs to reinstate, back to their original condition, certain leased premises that had been previously provided for. In the first nine months of fiscal 2010 we recorded charges of $3.5 million relating to restructuring charges, which primarily related to restructuring actions taken in the second quarter of fiscal 2010.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Operating Income

We reported operating income of $0.2 million in the third quarter of fiscal 2011 compared to operating income of $12.2 million in the third quarter of fiscal 2010. We reported operating income of $14.9 million in the first nine months of fiscal 2011 compared to operating income of $31.6 million in the first nine months of fiscal 2010. The decrease in operating income was due primarily to the decrease in gross margin, increase in SG&A expenses, as well as the increase in restructuring charges, as described above.

Non-Operating Expenses

Interest Expense

Interest expense was $5.0 million in the third quarter of fiscal 2011 compared to $6.1 million in the third quarter of fiscal 2010. The decrease in interest expense was due to lower debt balances during the period. In April 2010, in conjunction with our IPO, we repaid $30.0 million on our revolving credit facility and prepaid $72.0 million of our first lien term loan. As a result, the average long-term debt outstanding during the third quarter of fiscal 2011 was approximately $100 million lower than in the third quarter of fiscal 2010.

Interest expense was $15.2 million in the first nine months of fiscal 2011 compared to $23.8 million in the comparable period of fiscal 2010. The decrease in interest expense was due to lower debt balances, as described above, as well as a lower effective interest rate. The lower long-term debt balance resulted in approximately $3.1 million of the decrease in interest expense in the first nine months of fiscal 2011 compared to the same period of last fiscal year. The remainder of the decrease was due to a lower average LIBOR, on which the interest expense on our debt is based, coupled with the expiry of an interest rate swap agreement where we had fixed a portion of our interest expense. The fixed rate under the interest rate swap agreement was higher than the variable rate, LIBOR. The interest rate swap agreement expired at the end of the second quarter of fiscal 2010 and was not renewed or replaced upon expiry.

Fair Value Adjustment on Derivative Instruments

Fair value adjustment on derivative instruments in the three and nine months ended January 31, 2011 consisted of a fair value adjustment of $nil and $1.0 million, respectively, on warrants that have an exercise price in Canadian dollars. The adjustments were due to a decrease in the fair value of the warrant liability resulting from a decrease in our stock price from April 30, 2010 to January 31, 2011 and the fact that the warrants are closer to expiry. The warrants have an exercise price of C$14.18 and expire in April 2011.

Fair value adjustment on derivative instruments in the three and nine months ended January 31, 2010 consisted of a fair value adjustment of $23.4 million and $0.3 million, respectively on the embedded derivative in the Class 1 Preferred Shares, and a $0.1 million and $0.3 million charge, respectively, related to warrants that have an exercise price in Canadian dollars. The adjustment on the embedded derivative in the Class 1 Preferred Shares was due to a decrease in the fair value of the embedded derivative liability. The Class 1 Preferred Shares were converted to common shares in April 2010 in conjunction with our IPO.

Provision for Income Taxes

We recorded a net income tax recovery of $0.9 million and $83.4 million in the three and nine months ended January 31, 2011 compared to a recovery of $2.9 million and $6.9 million in the three and nine months ended January 31, 2010. The recovery for the nine months ended January 31, 2011 was driven by a release, in the second quarter of fiscal 2011, of a valuation allowance related to deferred tax assets, primarily in Canada.

In the second quarter of fiscal 2011, we updated our assessment of the realizability of the deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the last 36 months and forecasted income for fiscal 2011, we determined that the weight of the evidence indicated that it was now more–likely-than-not that the Company will realize a benefit from a portion of its deferred tax assets in Canada. At April 30, 2010, we completed an assessment of the realizability of our deferred tax assets and determined that a substantial valuation allowance was appropriate due to the uncertainty surrounding the Company’s ability to earn taxable income in certain jurisdictions. In the second quarter of fiscal 2011, we relieved a valuation allowance of approximately $80.0 million, net of a provision for uncertain tax provisions, primarily relating to the deferred tax assets in Canada. At January 31, 2011, there continues to be a valuation allowance of $76.9 against deferred tax assets, primarily in Canada and the United Kingdom. Details of our accounting policies regarding deferred tax assets and valuation allowances are found under the “Critical Accounting Policies” – “Deferred Taxes” section below.

Net Income (Loss)

We recorded a net loss of $4.0 million in the third quarter of fiscal 2011 compared to net income of $33.2 million in the third quarter of fiscal 2010. The net income in the third quarter of fiscal 2010 was driven by a $23.3 million recovery on the fair value adjustment on derivative instruments. After adjusting for this item, the net loss in the third quarter of fiscal 2011 was due to lower operating income, primarily driven by special charges, as discussed above.

We recorded net income of $83.7 million in the first nine months of fiscal 2011 compared to net income of $15.2 million in the first nine months of fiscal 2010. The net income in the first nine months of fiscal 2011 was driven by an income tax recovery of $83.4 million, while the net income in the first nine months of fiscal 2010 included an income tax recovery of $6.9 million. After adjusting for these items, the net income in the first nine months of fiscal 2011 decreased from the comparable period of fiscal 2010 as lower operating income, driven primarily by an increase in special charges, was partially offset by a decrease in interest expense.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $17.6 million in the third quarter of fiscal 2011 compared to $23.0 million in the third quarter of fiscal 2010, a decrease of $5.4 million. This decrease in Adjusted EBITDA was driven by lower revenues and gross margin, as well as the effect of the phase-out of the reduced work-week program, which began in July 2010. Adjusted EBITDA was $56.2 million for the first nine months of fiscal 2011 compared to $64.5 million in the first nine months of fiscal 2010, a decrease of $8.3 million. The decrease in Adjusted EBITDA for the first nine months of fiscal 2011 was driven by the same factors as the decrease in Adjusted EBITDA for the third quarter. For a definition and explanation of Adjusted EBITDA as well a reconciliation of Adjusted EBITDA to net income, see “Selected consolidated financial data”, above.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months and nine months ended January 31, 2011 and January 31, 2010.

	Three months ended January 31,			Nine months ended January 31,
	2011	2010	Change	2011	2010	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$4.8	$25.2	$(20.4)	$21.5	$30.2	$(8.7)
Investing activities	(2.8)	(2.0)	(0.8)	(3.5)	(4.3)	0.8
Financing activities	(1.5)	(1.8)	0.3	(5.1)	(5.8)	0.7
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.5)	0.7	1.2	1.3	(0.1)

Increase in cash and cash equivalents	$0.7	$20.9	$(20.2)	$14.1	$21.4	$(7.3)

Cash Provided by Operating Activities

Cash generated from operating activities in the third quarter of fiscal 2011 was $4.8 million compared to $25.2 million in the third quarter of fiscal 2010. The cash generated from operating activities for the first nine months of fiscal 2011 was $21.5 million compared to $30.2 million for the first nine months of fiscal 2010.

The change in non-cash operating assets and liabilities for the third quarter of fiscal 2011 and fiscal 2010 was affected by the contractual timing of certain cash outflows related to the leasing business. In fiscal 2010, $9.0 million of payments that generally occur at the end of the month occurred on February 1, 2010 instead of January 31, 2010. In the second quarter of fiscal 2011, $7.5 million of payments that generally occur at the end of the month occurred on November 1, 2010 instead of October 31, 2010. As a result, the third quarter of fiscal 2011 had an unfavorable variance of $7.5 million related to the contractual timing of cash flows in the leasing business and the first nine months and third quarter of fiscal 2010 had a favorable variance of approximately $9.0 million.

After adjusting for these items, the cash from operating activities decreased by $3.9 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

Cash Used in Investing Activities

Net cash used in investing activities was $2.8 million in the third quarter of fiscal 2011 compared to $2.0 million in the third quarter of fiscal 2010. Net cash used in investing activities was $3.5 million in the first nine months of fiscal 2011 compared to $4.3 million in the first nine months of fiscal 2010. In addition, assets purchased through capital leases in the three and nine months ended January 31, 2011 were $0.5 million and $1.9 million, respectively compared to $0.2 and $0.3 million for the three and nine months ended January 31, 2010. Our cash used in investing, together with assets purchased through capital leases, increased in the three and nine month periods of fiscal 2011 due to the timing of our investment in capital asset purchases.

Cash Used in Financing Activities

Net cash used in financing activities in the third quarter of fiscal 2011 was $1.5 million compared to $1.8 million during the third quarter of fiscal 2010. Net cash used in financing activities in the first nine months of fiscal 2011 was $5.1 million compared to $5.8 million during the first nine months of fiscal 2010. The use of cash in all periods was primarily due to repayments of long-term debt, capital leases, and payments under a fiscal 2007 litigation settlement obligation.

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $0.2 million during the third quarter of fiscal 2011 (third quarter of fiscal 2010—$0.5 million decrease) and by $1.2 million during the nine months of fiscal 2011 (first nine months of 2010 – $1.3 million increase).

Liquidity and Capital Resources

As of January 31, 2011, we had cash and cash equivalents of $90.7 million, an increase of $14.1 million from April 30, 2010 due primarily to cash flow from operations. In addition, we have an undrawn $30.0 million revolving facility that matures in August 2012 that provides additional liquidity. The revolving facility was not drawn during the nine months ending January 31, 2011. At January 31, 2011 we had $343.9 million outstanding under our credit facilities, consisting of a first lien term loan due 2014 and second lien term loan due 2015, a decrease from $345.3 million outstanding at April 30, 2010 due to our scheduled repayments of principal under the first lien term loan.

In March 2011, we made a prepayment of $25.0 million against our outstanding first lien debt. In connection with the prepayment, the maximum consolidated debt to EBITDA covenant under the first lien credit agreement has been increased for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of fiscal 2014.

We have a defined benefit pension plan in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001. At January 31, 2011, the plan had an unfunded pension liability of $72.1 million. The contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. In the three and nine months ended January 31, 2011, we contributed $0.9 million and $3.3 million, respectively, to meet funding requirements (three and nine months ended January 31, 2010 – $0.7 million and $2.1 million, respectively). The amount of employer contributions required annually is determined every three calendar years, in accordance with United Kingdom regulations. In October 2010, the Company’s annual funding requirement for the calendar year 2011 was determined to be £2.5 million, and will increase at an annual rate of 3% for calendar years 2012 and 2013.

At January 31, 2011 and April 30, 2010, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

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

Contractual Obligations

In March 2011, we made a prepayment of $25.0 million, plus certain fees and expenses, against our outstanding debt under our first lien credit agreement. In connection with the prepayment, the maximum consolidated debt to EBITDA covenant under the first lien credit agreement has been increased for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of fiscal 2014 as more fully described in the amendment to our first lien credit agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2011. The following table sets forth our contractual obligations as of January 31, 2011, including the effect of the March 2011 prepayment:

	Payments Due by Fiscal Year
Contractual Obligations	Total	Last three months of 2011	2012	2013	2014	2015	2016 and beyond
	(in millions)
Long-term debt obligations(1)	$427.0	$30.6	$22.3	$22.3	$22.3	$196.5	$133.0
Capital lease obligations(2)	4.7	0.7	1.9	1.1	0.7	0.3	—
Operating lease obligations(3)	62.9	4.1	13.6	10.1	8.7	7.2	19.2
Defined benefit pension plan contributions(4)	12.1	1.0	4.1	4.2	2.8	—	—
Other(5)	26.1	2.4	8.7	4.6	4.3	4.1	2.0

Total	$532.8	$38.8	$50.6	$42.3	$38.8	$208.1	$154.2

(1)

Represents the principal balance and interest payments for the first and second lien borrowings. Interest on the first and second lien borrowings is based on LIBOR plus 3.25%, and LIBOR plus 7.0%, respectively, as described in our consolidated financial statements. For the purposes of estimating the variable interest, the average 3-month LIBOR from the last three years, 1.21%, has been used.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these loans range from 5.6% to 11.6%, as described in our consolidated financial statements.
(3)	Up to the end of the second quarter of fiscal 2011, the Company leased its Ottawa-based headquarter facilities from the Matthews Group under a 10-year lease which was to expire in February 2011. During the third quarter of fiscal 2011, the Company negotiated a new lease with the Matthews Group under terms and conditions which management believes reflect current market rates. The new lease has a term of 5 years and 3 months, and can be renewed at the option of the Company for an additional 5 years. The total annual expense for base rent under the lease is expected to be approximately $2.3 million. Other than the new headquarter facilities lease, the contractual obligations for operating leases have not materially changed from those disclosed in our Annual Report. Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the estimated contribution to our defined benefit pension plan in the United Kingdom. The Company’s annual funding requirement for its U.K. defined benefit plan is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In October 2010, the Company’s annual funding requirement for the calendar year 2011 was determined to be £2.5 million, and will increase at an annual rate of 3% for calendar years 2012 and 2013. As of January 31, 2011, the unfunded status of the plan was $72.1 million.
(5)	Includes payments under the fiscal 2007 litigation settlement and an information technology outsourcing agreement signed in November 2010.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type Leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At January 31, 2011, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $161.5 million (April 30, 2010—$177.0 million).

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

Sales-type Leases, Reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet was 5.5% of the ending aggregate lease portfolio as of January 31, 2011 approximately unchanged from 5.6% at April 30, 2010. The reserve is based on a review past write-off experience and a review of the accounts receivable aging. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of our accounts receivable, the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of January 31, 2011 and April 30, 2010, the provision represented 7.4% and 8.9% of gross receivables, respectively. The decrease in reserve level from April 30, 2010 was due to certain write-offs of accounts receivable during the first quarter of fiscal 2011. Substantially all of the write-offs in the first quarter were already fully provided for at April 30, 2010. Adjusting the April 30, 2010 provision for the write-offs, the provision would have represented 7.5% of gross receivables, consistent with the January 31, 2011 provision.

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

In the three months ended October 31, 2010, we released approximately $80.0 million of valuation allowance, net of a provision for uncertain tax positions, based on our assessment that the benefit from certain Canadian deferred tax assets were now more-likely-than-not to be realized. At January 31, 2011, based on uncertainty regarding the future utilization of net deferred tax assets primarily in Canada and the United Kingdom, our balance sheet contains a $76.9 million valuation allowance against $225.4 million of deferred tax assets.

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

Stock-based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes-Merton option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes-Merton option-pricing model for the options granted in the first, second, and third quarter of fiscal 2011 were as follows:

	First Quarter of Fiscal 2011	Second Quarter of Fiscal 2011	Third Quarter of Fiscal 2011
Number of options granted (in millions)	1.4	0.3	2.0
Risk-free interest rate	1.76%	1.43%	1.94%
Dividends	0%	0%	0%
Expected volatility	55.0%	55.0%	55.0%
Annual forfeiture rate	10%	10%	10%
Expected life of the options	4.6 years	4.6 years	4.6 years
Fair value per option	$4.45	$2.78	$2.32

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

During the third quarter of fiscal 2011, we granted options to our new Chief Executive Officer to purchase 2.0 million common shares. Of the grant, 1.5 million options were subject to the regular vesting schedule of 1/16th each quarter, and have a seven year contractual life. The remaining 0.5 million options vest as follows: 12.5% of the options vest on the “trigger date” and the remainder vest monthly over an 18-month period following the trigger date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price of the Company’s common shares is equal to or greater than $16.80 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant. There was no significant expense recorded in the third quarter of fiscal 2011 with respect to these options as the grant occurred near the end of the quarter.

Based on our assumptions, stock-based compensation expense was $1.3 million for the third quarter of fiscal 2011, (third quarter of fiscal 2010—$0.6 million) and $3.4 million for the first nine months of fiscal 2011 (first nine months of fiscal 2010 – $2.4 million). As of January 31, 2011, there was $11.5 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2010—$4.3 million). We expect this cost to be recognized over a weighted average period of 3.3 years (April 30, 2010—1.9 years).

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

In July 2010, the FASB issued ASU 2010-20 to enhance disclosure about the credit quality of financing receivables and the related allowance for credit losses. We adopted this ASU in the third quarter of fiscal 2011. As a result of this ASU, we have provided additional disclosures surrounding our sales-type lease receivables and the related allowances in note 3 of the unaudited interim consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine-month period ended January 31, 2011, compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a)	Evaluation of disclosure controls and procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC.

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

During the quarter ended January 31, 2011, we outsourced certain information technology processes to a third party provider. Management believes internal controls have been maintained by the outsourcing arrangement, but testing, which we expect will be completed by the end of fiscal 2011, is still ongoing. Otherwise, there have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report and the additional risk factor below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010 and in our quarterly report for the three months ended October 31, 2010, none of which have materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Employment Agreement between Mitel Networks Corporation and Richard McBee, dated January 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2011).

10.2	Lease Agreement between Mitel Networks Corporation and Kanata Research Park Corporation, dated November 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2011.

MITEL NETWORKS CORPORATION

By:	/S/ STEVEN E. SPOONER
Steven E. Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement between Mitel Networks Corporation and Richard McBee, dated January 13, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2011).

10.2	Lease Agreement between Mitel Networks Corporation and Kanata Research Park Corporation, dated November 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Form 8-K filed with the SEC on February 3, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.