Form 10-K
period 2011-04-30
MITEL NETWORKS CORP
filed 2011-07-01
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2011

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

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 15, 2011, there were 53,183,509 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Mitel Networks Corporation (the “Company”) qualifies as a foreign private issuer for purposes of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead of filing annual and periodic reports on forms available for foreign private issuers, the Company is filing this annual report on Form 10-K (this “Report” or “Annual Report”) and has been filing and expects to continue to file quarterly reports on Form 10-Q and current reports on Form 8-K. However, as a Canadian foreign private issuer, the Company prepares and files its management information circulars and related materials in accordance with Canadian corporate and securities law requirements. As the Company’s management information circular is not prepared and filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of this Report from its management information circular, and accordingly has included that information in this Report on Form 10-K.

All dollar amounts quoted in this Report are provided in currency of the United States unless otherwise stated.

MITEL NETWORKS CORPORATION

2011 FORM 10–K ANNUAL REPORT

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

We have delivered innovative communications solutions to our customers for over 35 years, initially through Mitel Corporation, our predecessor business. Since the introduction of our IP-based systems in 1999, we have shipped more than 150,000 IP-based appliances to support the communications needs of over 7.2 million users. Our solutions are scalable, flexible and easy to deploy, manage and use. We have designed our software and appliances to allow access to our solutions from mobile devices. Our solutions interoperate with various systems supplied by other vendors, which allows our customers to preserve their existing communications investments and gives them the flexibility to choose the solutions that best meet their particular needs. We also offer our customers the flexibility of an end-to-end solution, in which our appliances and applications are integrated with our managed services (including a combination of leasing, design and field services) and network services (including fixed and mobile voice and data connectivity, long distance and hosted applications).

For more than a decade, we have made a significant investment in developing our IP-based communications solutions and transitioning our distribution channels to take advantage of the industry’s shift from legacy systems to IP-based communications solutions, including UCC applications. Our research and development, or R&D, has produced a global portfolio of over 1,400 patents and pending applications, and provides us with the expertise to anticipate market trends and meet the current and future needs of our customers. Today, we have a direct and indirect distribution channel, which as of June 15, 2011 addresses the needs of customers in over 100 countries through our 76 offices and more than 1,600 channel partners worldwide.

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

We completed our initial public offering (“IPO”) of our common shares on April 27, 2010. Our common shares are listed on The Nasdaq Global Market under the symbol “MITL”.

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

IP Telephony Platforms

Software

Our IP telephony software provides the foundation of our integrated communication solutions. In order to efficiently address specific markets, taking into account business size, operations, infrastructure, deployment and price, our IP telephony software may be deployed on virtualized data center infrastructure, industry standard servers or on functionally optimized appliances.

Our Mitel Communications Director, or MCD, is a software product suitable for small to large enterprises addressing both pure-IP telephony and hybrid IP telephony markets worldwide. This software performs a variety of functions, including multi-media call control and communications, which allow business users to reach each other, share information and collaborate. MCD can be deployed in virtualized data center environments, on industry standard servers or on the Mitel 3300 ICP appliance. Our Multi-instance Communications Director, or MiCD, uses virtualization techniques to run multiple MCDs on a single server. To address businesses that have multiple locations and geographically dispersed data centers, the MCD, and its MiCD and 3300 ICP variants, can be deployed across many different locations yet integrated to create a seamless system. This platform forms the basis of our network services offering within a hosted environment.

Appliances

Our appliances are optimized yet expandable packages combining the more popular software and hardware capabilities of their intended market. These appliances include:

•

Our Mitel 3300 ICP bundles MCD, certain mobility and UCC applications as well as legacy connectivity, and can be deployed, if required, as a simple IP to legacy gateway and upgraded through licensing to a fully integrated communications appliance.

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

•	Mobility—extends business communications capabilities to mobile devices, improving the ability of employees to connect with the office and be productive.

•	Mitel TeleCollaboration Solution—high definition telepresence, integrated with collaboration and desktop sharing.

•	Customer Interaction Solutions—multi-media capable application for the operation and management of contact centers.

•	Unified Messaging—unified multi-media messaging, including email, fax and voicemail, with integration into messaging products such as Microsoft Exchange and IBM Lotus Notes.

•	Audio, Video & Web Conferencing—collaboration and conferencing tools for users including audio and video conferencing, webcasting and document sharing.

•	Speech Auto Attendant—automated attendant allowing incoming callers to select departments and reach employees by speaking their names.

•	Teleworker Solution—simple and secure Mitel and SIP telephone operation and communications for remote and home based users over the public internet.

•	Business Dashboard—easy to use business analytics of communications system usage.

Network services

We offer connectivity and network services and hosted applications, which we refer to as network services that can be integrated with our products and delivered as part of our managed services. Our network services are offered only in the United States and are branded as NetSolutions®. We are licensed as a competitive local exchange carrier in 49 states in the U.S. and purchase network capacity wholesale from carriers, which we resell to our customers in various retail offerings. We do not operate our own network. Our network services enable us to offer our product solutions from the public network or in combination with our enterprise based products. NetSolutions® include the following types of services:

•	local access services;

•	long distance services;

•	mobile voice and data services;

•	data services such as internet access and private networking services;

•	hosted offerings such as network monitoring and management, audio conferencing, web conferencing, hosted secure internet access and web hosting; and

•	hosted IP Telephony based on our MiCD software.

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

Partnerships

One important result of the evolution of integrated communications solutions is the simplicity with which products and services, from a variety of sources, can be easily integrated to provide a better solution for customers. By partnering with others, we can concentrate on our core areas of expertise while leveraging the capabilities of our partners for the benefit of our customers. We have four key types of partnerships: strategic alliances, operational partners, affiliates and solution alliances.

•

Our strategic alliances are generally with leaders in adjacent markets or complementary technologies which, when combined with our products and services, create beneficial solutions for our customers. Our strategic partners include Oracle Corporation, Research in Motion Limited, and VMware, Inc.

•

Our operational partners allow us to leverage their capabilities to optimize our operational expenses. These include external developers, contract manufacturers, integrators, consultants and professional services.

•

Our affiliate program with Wesley Clover International Corporation (“Wesley Clover”), a company controlled by Dr. Terence H. Matthews, the chairman of our Board of Directors, allows us to benefit from early investment in complementary emerging technologies by Wesley Clover and its subsidiaries.

•

We have a large number of solution alliance partners who offer complementary solutions and expertise in areas that are not core to our business, many of which are integrated into our applications. We also provide access to market for our partners by allowing our channel partners to purchase these third party products through our Datanet division.

Customers

Since the introduction of our IP-based systems in 1999, we have shipped more than 150,000 IP-based appliances to support the communications needs of over 7.2 million users. Our largest customer represented only 1.6% of our revenues in fiscal 2011. Our broad customer base reflects our historical strength in the SME market as well as continued penetration among large enterprises.

We have also developed a comprehensive understanding of certain vertical markets such as education, government, healthcare, hospitality and retail. Our solutions can be tailored to meet the business communications needs of these and other vertical markets.

Sales and Marketing

We have a direct and indirect distribution channel, which addresses the needs of customers in over 100 countries through our 76 offices and more than 1,600 channel partners worldwide. We differentiate our solutions and enhance our channels to market through strategic relationships with innovative strategic partners.

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

We use high volume contract manufacturers and component suppliers. We require our component suppliers to make information visible so that we can assess their performance for technical innovation, financial strength, quality, support and operational effectiveness. Our primary contract manufacturers are Flextronics International Ltd. (“Flextronics”) and Sanmina-SCI Corporation (“Sanmina”). We have had a manufacturing relationship with Flextronics since 2006 and with Sanmina (through its acquisition of BreconRidge Manufacturing Solutions Corporation (“BreconRidge”)) since 2001. We do not have any long term purchase commitments with either contract manufacturer.

In order to ensure our continuity of supply and reduce supply chain barriers, our products are designed for manufacturing portability. Approximately 95% of our hardware revenue is portable between contract manufacturers, with a lead time of typically not more than 14 weeks. We also implement portable designs by limiting the use of custom and sole source components and adhering to industry standard Design For Manufacture and Design For Test guidelines. We dual source the majority of our high volume products, including our core IP telephony platforms. Approximately 52% of our hardware is currently dual sourced, primarily between Flextronics and Sanmina. However, approximately 5% of hardware, primarily legacy systems and devices, are sole sourced.

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

At April 30, 2011, our R&D organization was comprised of 357 personnel. Our R&D personnel are primarily located in three locations: Ottawa, Canada; Chandler, Arizona; and Dublin, Ireland. Our center in Ottawa, Canada is responsible for our MCD platform as well as our messaging, contact center and mobility centered applications. Our center in Chandler, Arizona, near Phoenix, is responsible for our products focused on the SME market and our advanced collaboration applications. Our center in Dublin, Ireland is responsible for our small and very small business products. Please see Item 6, “Selected Financial Data”, of Part II in this Report for the amount spent during each of the last three fiscal years on R&D activities determined in accordance with U.S. generally accepted accounting principles, or GAAP.

Intellectual Property

Our intellectual property assets include patents, industrial designs, trademarks, proprietary software, copyrights, domain names, operating and instruction manuals, trade secrets and confidential business information. These assets are important to our competitiveness and we continue to expand our intellectual property portfolio in order to protect our rights in new technologies and markets. We have a broad portfolio of over 1,400 patents and pending applications, covering over 500 inventions, in areas such as Voice-over IP, or VoIP, collaboration and presence.

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

Employees

At April 30, 2011, we had 2,199 employees and at the end of fiscal 2010 and fiscal 2009 we had 2,367 and 2,452 employees, respectively. Our future success depends in large part on our ability to attract, retain and motivate our highly skilled managerial, professional and technical resources. Our compensation programs include opportunities for regular annual salary reviews, bonuses and stock options. Many of our employees are also common shareholders and over 79.5% of our employees hold options to acquire our common shares. We continue to actively recruit skilled employees and we believe that relations with our employees are generally positive.

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

Our industry is also experiencing significant vendor consolidation. In the recent past, Avaya Inc. acquired Nortel Network’s Enterprise Solutions business, Cisco Systems, Inc. acquired TANDBERG ASA and Hewlett-Packard Company acquired 3Com Corporation. We believe this consolidation continues to create an opportunity for vendors like us to capitalize on disruption among the channel partners of these consolidated businesses as a result of channel overlap or incompatible channel compensation arrangements.

Availability of Information

We are currently a foreign private issuer for the purposes of the Exchange Act. We have filed and expect to continue to file our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K instead of filing annual and current reports on forms available for foreign private issuers. We prepare and file our management information circulars and related materials under Canadian corporate and securities law requirements, and as a foreign private issuer we are exempt from the requirements of Regulation 14A under the Exchange Act.

We make available, through our internet website for investors (http://investor.mitel.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with the SEC and with Canadian securities regulators. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Item 1A.	Risk Factors

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target”, “outlook”, “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; and our R&D expenditures. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	our ability to sustain profitability in the future;

•	fluctuations in our quarterly and annual revenues and operating results;

•	the successful implementation of our newly announced strategic plan;

•	our reliance on channel partners for a significant component of our sales;

•	global economic conditions;

•	intense competition;

•	our ability to keep pace with rapidly changing technological developments and evolving industry standards;

•	failure of the market for UCC to evolve as we expect;

•	risks related to the rate of adoption of IP telephony by our customers;

•	our ability to protect our intellectual property and our possible infringement of the intellectual property rights of third parties;

•	our ability to access additional sources of funds;

•	risks related to our level of indebtedness;

•	fluctuations in our working capital requirements and cash flows;

•	our dependence upon a small number of outside contract manufacturers to manufacture our products;

•	our dependence on sole source and limited source suppliers for key components;

•	possible delays in the delivery of, or lack of access to, software or other intellectual property licensed from our suppliers;

•	uncertainties arising from our foreign operations;

•	fluctuations in foreign exchange rates;

•	fluctuations in interest rates;

•	our ability to realize our deferred tax assets;

•	challenges to our transfer pricing policies by tax authorities;

•	our ability to sell leases derived from our managed services offering or a breach of our obligations in respect of such sales;

•	risks related to the financial condition of our customers;

•	design defects, errors, failures or “bugs” in our solutions;

•	our ability to successfully integrate future strategic acquisitions;

•	problems with the infrastructure of carriers;

•	our ability to successfully implement and achieve our business strategies; and

•	reliance on key personnel.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made assumptions regarding, among other things: stable foreign exchange rates; no unforeseen changes occurring in the competitive landscape that would affect our industry; a stable economic environment; no significant event occurring outside the ordinary course of our business; stable interest rates; and certain other assumptions that are set out proximate to the applicable forward-looking statements contained in this Report. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed below.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Risks Relating to our Business

We may not be able to sustain profitability in the future.

In fiscal 2011 and fiscal 2010, we had net income of $88.1 and $37.2 million, respectively, but we incurred a net loss of $193.5 million in fiscal 2009. Although we recorded net income of $12.6 million for fiscal 2008 we recorded a net loss in each other year since our incorporation in 2001. We have incurred restructuring charges in fiscal 2011 and prior periods and may incur additional restructuring charges in the future. Our future success in sustaining our recent profitability and growing our revenues and market share for our solutions depends, among other things, upon our ability to develop and sell solutions that have a competitive advantage, to build our brand image and reputation, to attract orders from new and existing customers and to reduce our costs as a proportion of our revenues by, among other things, increasing efficiency in design, component sourcing, manufacturing and assembly cost processes. We may not be able to achieve such success or sustain our recent profitability.

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

Our quarterly and annual revenues and operating results have historically fluctuated and are not necessarily indicative of results to be expected in future periods. A number of factors may cause our financial results to fluctuate significantly from period to period, including:

•	the fact that an individual order or contract can represent a substantial amount of revenues for that period;

•	the size, timing and shipment of individual orders;

•	changes in pricing or discount levels by us or our competitors;

•	changes in foreign currency exchange rates;

•	the mix of products sold by us;

•	the timing of the announcement, introduction and delivery of new products or product enhancements by us or our competitors;

•	the ability to execute on our strategy and operating plans;

•	general economic conditions;

•	ability to realize our deferred tax assets; and

•	changes in tax laws, regulations or accounting rules.

As a result of the above factors, a quarterly or yearly comparison of our results of operations is not necessarily meaningful. Prior results are not necessarily indicative of results to be expected in future periods.

If changes to our business strategy are not successfully implemented and accepted by our customers, our business could be negatively affected.

In May 2011, we announced the implementation of key changes to our business strategy involving, among other things:

•	Simplifying our business model to more effectively and efficiently support the sales, licensing and marketing of our communications solutions to customers;

•	Reallocating our spending on R&D with greater emphasis on integrated communications solutions that support the needs of customers that have between 100 and 2,500 users;

•	Reorganizing our U.S. sales organization by increasing investment in our indirect channel, and focusing our direct sales team on a select group of customers; and

•	Continuing our investment, and increasing our market leadership, in voice virtualization.

We expect to continue to shift resources to support these changes. If these changes to our business strategy are not aligned with the direction our customers take as they invest in the evolution of their networks and telephony needs, our customers may not buy our solutions or continue to use our services. Any failure by us to successfully execute on one more changes to our business strategy could adversely impact our business and results of operations.

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

Global economic conditions in our key markets, particularly the United States and the United Kingdom, have adversely affected our business over the past two years and could adversely affect our revenues and harm our business in the future.

In fiscal 2009 and fiscal 2010, our operating results were affected by the global economic downturn, which started in mid calendar year 2008. Many of our customers, particularly in the United States and the United Kingdom, responded to the financial and credit crises and general macroeconomic uncertainty by suspending, delaying or reducing their capital expenditures which negatively impacted our revenues.

Despite some recent signs of economic recovery and stabilization of our revenues in fiscal 2011, global economic concerns such as the varying pace of the economic recovery and the recent sovereign debt crisis in Europe continue to create uncertainty and unpredictability for us, particularly in the United States and the United Kingdom. Unfavorable global economic conditions may negatively impact technology spending on our products and services and could materially adversely affect our business, operating results and financial condition.

We face intense competition from many competitors and we may not be able to compete effectively against these competitors.

The market for our solutions is highly competitive. We compete against many companies, including and in particular Avaya Inc. and Cisco Systems, Inc., as well as Aastra Technologies Limited, Alcatel-Lucent S.A., NEC Corporation, Panasonic Corporation, ShoreTel, Inc., Siemens Enterprise Networks and Toshiba Corporation. In addition, because the market for our solutions is subject to rapidly changing technologies, we may face competition in the future from companies that do not currently compete in our business communications market, including companies that currently compete in other sectors of the information technology, communications or software industries, such as Microsoft Corporation and Google Inc., mobile communications companies or communications companies that serve residential, rather than business, customers. Our industry has also experienced and may continue to experience consolidation that may adversely impact our competitive position. In recent years, Avaya Inc. acquired Nortel Network’s Enterprise Solutions business, Cisco Systems, Inc. acquired TANDBERG ASA and Hewlett-Packard Company acquired 3Com Corporation.

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

The evolving market for UCC is subject to market risks and uncertainties that could cause significant delays and expenses.

We have made a significant investment in developing our IP-based communications solutions and transitioning our distribution channels to take advantage of the industry’s shift from legacy systems to IP-based communications solutions, including UCC applications. The market for UCC applications is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for and market acceptance of UCC applications is uncertain. If the market for UCC applications fails to develop, develops more slowly than we anticipate or develops in a manner different than we expect, our solutions could fail to achieve market acceptance, which in turn could significantly harm our business.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing intellectual property rights owned by others. Our competitors, as well as a number of individuals, patent holding companies and consortiums, own, or claim to own, intellectual property relating to our industry. Our solutions may infringe the patents or other intellectual property rights of third parties. We cannot determine with certainty whether any existing third party patent, or the issuance of new third party patents, would require us to alter our solutions, obtain licenses, pay royalties or discontinue the sale of the affected applications and products. Our competitors may use their patent portfolios in an increasingly offensive manner in the future. We are currently and periodically involved in patent infringement disputes with third parties, including claims that have been made against us for the payment of licensing fees. We have received notices in the past, and we may receive additional notices in the future, containing allegations that our solutions are subject to patents or other proprietary rights of third parties, including competitors, patent holding companies and consortiums. Current or future negotiations with third parties to establish license or cross-license arrangements, or to renew existing licenses, may not be successful and we may not be able to obtain or renew a license on satisfactory terms, or at all. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could have a material adverse effect on our business.

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

We may not generate sufficient cash from operations to meet anticipated working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. In order to finance our business, we may need to utilize available borrowings under our revolving credit facility. Our ability to continually access this facility in the future is conditioned upon our compliance with current and potential future covenants contained in the credit agreements governing our revolving credit facility and term loan facility. We may not be in compliance with such covenants in the future. We may need to secure additional sources of funding if our cash and borrowings under our revolving credit facility are insufficient or unavailable to finance our operations. Such funding may not be available on terms satisfactory to us, or at all. In addition, any proceeds from the issuance of equity or debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements. If we were to incur higher levels of debt, we would require a larger portion of our operating cash flow to be used to pay principal and interest on our indebtedness. The increased use of cash to pay indebtedness could leave us with insufficient funds to finance our operating activities, such as R&D expenses and capital expenditures. In addition, any new debt instruments may contain covenants or other restrictions that affect our business operations. If we were to raise additional funds by selling equity securities, the relative ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.

We have a significant amount of debt, which contains customary default clauses, a breach of which may result in acceleration of the repayment of some or all of this debt.

As of April 30, 2011, we had $188.6 million outstanding under our first lien term loan and $129.8 million outstanding under our second lien term loan. The credit agreements relating to these loans and the revolving credit facility have customary default clauses. In the event we were to default on these credit agreements, and were unable to cure or obtain a waiver of default, the repayment of our debt owing under these credit agreements may be accelerated. If acceleration were to occur, we would be required to secure alternative sources of equity or debt financing to be able to repay the debt. Alternative financing may not be available on terms satisfactory to us, or at all. If acceptable alternative financing were unavailable, we would have to consider alternatives to fund the repayment of the debt, including the sale of part or all of the business, which sale may occur at a distressed price.

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

We do not have any internal manufacturing capabilities, and we rely primarily upon two contract manufacturers: Flextronics and Sanmina. Our ability to ship products to our customers could be delayed or interrupted as a result of a variety of factors relating to our contract manufacturers, including:

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

We are also exposed to risks relating to the financial viability of our contract manufacturers as a result of business and industry risks that affect those manufacturers. In order to finance their businesses during economic downturns or otherwise, Flextronics and Sanmina may need to secure additional sources of equity or debt financing. Such funding may not be available on terms satisfactory to them, or at all, which could result in a material disruption to our production requirements.

If any of our contract manufacturers are unable or unwilling to continue manufacturing our products in required volumes and quality levels, we will have to identify, qualify, select and implement acceptable alternative manufacturers, which would likely be time consuming and costly. In particular, each of Flextronics and Sanmina are sole manufacturing sources for certain of our products. A failure of either of these parties to satisfy our manufacturing needs on a timely basis, as a result of the factors described above or otherwise, could result in a material disruption to our business until another manufacturer is identified and able to produce the same products, which could take a substantial amount of time, during which our results of operations, financial condition and reputation among our customers and within our industry could be materially and adversely affected. In addition, alternate sources may not be available to us or may not be in a position to satisfy our production requirements on a timely basis or at commercially reasonable prices and quality. Therefore, any significant interruption in manufacturing could result in us being unable to deliver the affected products to meet our customer orders.

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

We do business in over 100 countries. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

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

Our financial results will be negatively impacted if we are unable to realize our deferred tax assets

As at our fiscal year end, April 30, 2011, our balance sheet contained a $71.2 million valuation allowance against deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Future losses or reduced estimates of future income may result in an increase to the partial valuation allowance or even a full valuation allowance on our deferred tax assets in future periods, which will negatively impact our results. See “Management Discussions & Analysis – Critical Accounting Policies – Deferred Taxes”.

Transfer pricing rules may adversely affect our income tax expenses.

We conduct business operations in various jurisdictions and through legal entities in Canada, the United States, the United Kingdom and elsewhere. We and certain of our subsidiaries provide solutions and services to, and may from time to time undertake certain significant transactions with, other subsidiaries in different jurisdictions. The tax laws of many of these jurisdictions have detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles. Contemporaneous documentation must exist to support this pricing. The taxation authorities in the jurisdictions where we carry on business could challenge our transfer pricing policies. International transfer pricing is an area of taxation that depends heavily on the underlying facts and circumstances and generally involves a significant degree of judgment. If any of these taxation authorities are successful in challenging our transfer pricing policies, our income tax expense may be adversely affected and we could also be subjected to interest and penalty charges. Any increase in our income tax expense and related interest and penalties could have a significant impact on our future earnings and future cash flows.

Our operating results may be impacted by our ability to sell leases derived from our managed services offering, or a breach of our obligations in respect of such sales.

We offer customers the ability to bundle all their managed service communication expense into a single monthly payment lease, which we then generally pool and sell to third party financial institutions. We derive revenues from the direct sale of pools of leases to third party financial institutions, many of whom have been impacted by challenging macroeconomic events. These leases are recurring revenue streams for us and typically produce attractive gross margins. If we are unable to secure attractive funding rates or sell these leases, our operating results would suffer. The challenging macroeconomic conditions, coupled with our level of indebtedness, have adversely impacted our ability to sell these leases in the past and may do so again in the future. Moreover, particularly in the current economic environment, the timing, volume and profitability of lease sales from quarter to quarter could impact our operating results. We have historically sold these pools of leases at least once per quarter. Furthermore, when the initial term of the lease is concluded, our customers have the option to renew the lease at a payment and term less than the original lease. We have typically held these customer lease renewals on our balance sheet, although we could also elect to sell these renewals to a third party financial institution.

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

We sell highly complex solutions that incorporate both hardware and software. Our software may contain “bugs” that can interfere with expected operations. Our pre-shipment testing and field trial programs may not be adequate to detect all defects in individual applications and products or systematic defects that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities or affect gross margins. In the past, we have had to replace certain components and provide remediation in response to the discovery of defects or “bugs” in solutions that we had shipped. Any future remediation may have a material impact on our business. Our inability to cure an application or product defect could result in the failure of an application or product line, the temporary or permanent withdrawal from an application, product or market, damage to our reputation, inventory costs, lawsuits by customers or customers’ or channel partners’ end users, or application or product reengineering expenses. The sale and support of solutions containing defects and errors may result in product liability claims and warranty claims. Our insurance may not cover or may be insufficient to cover claims that are successfully asserted against us or our contract suppliers and manufacturers.

Our business may suffer if our strategic alliances are not successful.

We have a number of strategic alliances, including Oracle Corporation, Research in Motion Limited and VMware, Inc., and continue to pursue strategic alliances with other companies. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. If a strategic alliance fails to perform as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with customers, and our ability to develop new solutions in response to industry trends or changing technology may be impaired. In addition, we may face increased competition if a third party acquires one or more of our strategic alliances or if our competitors enter into additional successful strategic relationships.

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

We are a party to lawsuits in the normal course of our business. We may also be the subject of governmental investigations from time to time. Litigation and governmental investigations can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings or governmental investigations are difficult to predict. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results or financial condition. See “Litigation” in Item 3 of Part I in this Report.

We are exposed to risks inherent in our defined benefit pension plan.

We currently maintain a defined benefit pension plan for a number of our past and present employees in the United Kingdom. The plan was closed to new employees in June 2001. The contributions to fund benefit obligations under this plan are based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. If the actual operation of the plan differs from these assumptions, additional contributions by us may be required. As of April 30, 2011, the projected benefit obligation of $194.5 million exceeded the fair value of the plan assets of $133.1 million, resulting in a pension liability of $61.4 million. In October 2010, funding requirements under the plan were set for the three years commencing January 1, 2011 at 8.7% of current pensionable salaries for current members plus annual payments totaling 2.5 million pounds sterling towards the reduction of the accumulated deficit (increasing by 3% per annum for calendar year 2012 and 2013). Our funding requirements for future years may increase from these current levels. Changes to pension legislation in the United Kingdom may also adversely affect our funding requirements.

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

The risks associated with Sarbanes-Oxley regulatory compliance may have a material adverse effect on us.

We are required to document and test our internal control over financial reporting pursuant to Section 404 of the United States Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal controls and, commencing with our annual report for the fiscal year ended April 30, 2011, our independent registered chartered accountants can render an opinion on the effectiveness of our internal controls over financial reporting. If our independent registered chartered accountants cannot render a favorable opinion or if material weaknesses in our internal control are identified, we could be subject to regulatory scrutiny and a loss of public confidence.

Risks Related to our Common Shares

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.

Our stock has been publicly traded on The Nasdaq Global Market for approximately one year. At times the stock price has become extremely volatile. For example, on September 3, 2010, our stock price increased from $5.35 per share to $6.42 per share and on August 10, 2010 our stock price decreased from $8.86 per share to $7.95 per share. The market price of our common shares may fluctuate significantly in response to numerous factors, many of which are beyond our control and which may be accentuated due to the relatively low average daily trading volume in our common shares. The factors include:

•	fluctuations in the overall stock market;

•	our quarterly operating results;

•	sales of our common shares by principal security holders;

•	the exercise of options and subsequent sales of shares by option holders, including those held by our senior management and other employees;

•	departures of key personnel;

•	future announcements concerning our or our competitors’ businesses;

•	the failure of securities analysts to cover our company and/or changes in financial forecasts and recommendations by securities analysts;

•	a rating downgrade or other negative action by a ratings organization;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	general market, economic and political conditions;

•	regulatory developments; and

•	natural disasters, terrorist attacks and acts of war.

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

As of June 15, 2011, Francisco Partners Management, LLC and certain of its affiliates, or the Francisco Partners Group, and Dr. Matthews and certain entities controlled by Dr. Matthews, or the Matthews Group, beneficially controlled approximately 42.1% and 23.2%, respectively, of the voting power of our share capital. Pursuant to a shareholders’ agreement, or the Shareholders’ Agreement, between the Company, the Francisco Partners Group and the Matthews Group dated as of April 27, 2010, the Francisco Partners Group and the Matthews Group collectively have the right to nominate 50% of our directors, provided certain criteria are met. The Shareholders’ Agreement also provides that we may not take certain significant actions without the approval of the Francisco Partners Group, so long as they own at least 15% of our outstanding common shares. These actions include:

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

Ownership of our common shares by the Francisco Partners Group and the Matthews Group as well as provisions contained in our articles of incorporation and in certain anti-trust and foreign investment legislation, may reduce the likelihood of a change of control occurring and, as a consequence, may deprive shareholders of the opportunity to sell their common shares at a control premium.

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

You may be unable to bring actions or enforce judgments against us or certain of our directors and officers under U.S. federal securities laws.

We are incorporated under the laws of Canada, and our principal executive offices are located in Canada. A majority of our officers and certain of our directors named in this Report reside principally in Canada and a substantial portion of our assets and all or a substantial portion of the assets of these persons are located outside the United States. Consequently, it may not be possible for you to effect service of process within the United States upon us or those persons. Furthermore, it may not be possible for you to enforce judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States against us or those persons. There is doubt as to the enforceability in original actions in Canadian courts of liabilities based upon the U.S. federal securities laws, and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real property. The following table outlines significant properties that we currently lease:

Location	Purpose	Area (In Square Feet)	Expiration Date of Lease
Ottawa, Canada	Corporate Head Office/Sales/R&D	226,096	February 15, 2016
Ottawa, Canada	Warehouse	9,005	February 15, 2016
Caldicot, United Kingdom	U.K. and EMEA Regional Headquarters	26,101	March 9, 2021
Chandler, AZ	Office/Sales/R&D	97,000	June 30, 2012
Tempe, AZ	Warehouse/Office	68,000	June 30, 2012
Reno, NV	Office	74,000	November 14, 2018

The Ottawa facilities are leased from Kanata Research Park Corporation, (“KRPC”), a company controlled by Dr. Matthews, under terms and conditions reflecting what management believed were prevailing market conditions at the time the lease was entered into.

In addition to these significant properties, we also lease a number of regional sales offices throughout the world, including offices:

•	throughout the United States and Canada, including sales-service offices and distribution, demonstration and training centers across both countries;

•	in Ireland (Dublin) and throughout the United Kingdom, including England (London, Birmingham, Kettering and Northampton) and Scotland (Strathclyde and Glasgow) ;

•	throughout Europe, the Middle East and Africa (“EMEA”), including Belgium, France, Germany, the Netherlands, Saudi Arabia, Dubai and South Africa;

•	in Asia-Pacific, including Hong Kong, Shanghai, Beijing (China), Singapore and Sydney (Australia); and

•	in the Caribbean and Latin America, including in Mexico City (Mexico), Guaynabo (Puerto Rico) and Rio de Janeiro (Brazil).

Item 3.	Legal Proceedings

We are a party to a small number of legal proceedings, claims or potential claims arising in the normal course of business. We believe any monetary liability or financial impact of such claims or potential claims to which we might be subject after final adjudication would not be material to our consolidated financial position, results of operations or cash flows.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on The Nasdaq Global Market (trading symbol: MITL). The Company completed its IPO on April 27, 2010; as a result, we have set forth quarterly information with respect to the high and low prices for our common shares for the most recent fiscal year and the first quarter of our current fiscal year (to June 30, 2011):

Year ended April 30, 2012	High	Low
First quarter,(to June 30, 2011)	5.74	4.11
First quarter	12.13	7.58
Second quarter	9.43	5.11
Third quarter	7.77	4.98
Fourth quarter	5.94	4.01

On June 30, 2011, the last reported sales price of our common shares on The Nasdaq Global Market was $4.38 per share.

Shareholders

As of June 15, 2011, we had 1,281 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by Mellon Investor Services LLC.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security-holders (1)	5,275,049	$5.77	1,590,689
Equity compensation plans not approved by security-holders (2)	515,175	5.16	—

Total	5,790,224	$5.72	1,590,689

(1)

As of April 30, 2011, 5,790,224 common shares were issuable upon exercise of stock options, including options to acquire 614,944 common shares granted under the employee stock option plan adopted in March 2001 (the “2001 Stock Option Plan”) and options to acquire 4,660,105 common shares granted under our second employee stock option plan adopted September 7,

2006 (the “2006 Equity Incentive Plan). An additional 1,590,689 common shares were reserved for issuance under our equity incentive plans. Effective September 7, 2006, shares subject to outstanding awards under the 2001 Stock Option Plan which lapse, expire or are forfeited or terminated will no longer become available for grants under this plan. Instead, new stock options and other equity grants will be made under the 2006 Equity Incentive Plan. The aggregate number of common shares that may be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements is 5,600,000 common shares provided that an additional number of common shares of up to three percent of the number of our common shares then outstanding may be added to such initial maximum each year for three years ending in fiscal 2014 at the discretion of the compensation committee. Effective March 5, 2011, our compensation committee approved an increase in the number of common shares issuable by 1,588,298 common shares for a total of 7,188,298 common shares. Common shares subject to outstanding awards under our 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan.

(2)	Options to acquire 515,175 common shares granted as inducement options to Richard McBee as a component of his employment compensation. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Company, and were approved by our Board of Directors on January 19, 2011.

Item 6.	Selected Financial Data

The following tables present our selected historical consolidated financial and other data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and notes thereto included elsewhere in this Report. Our historical consolidated financial information may not be indicative of our future performance. Our consolidated financial statements are reported in U.S. dollars and have been prepared in accordance with U.S. GAAP.

	Fiscal Year Ended April 30,
	2011	2010	2009	2008(1)	2007
	(in millions, except per share data)
Consolidated Statement of Operations Data
Revenues	$649.7	$647.9	$735.1	$692.0	$384.9
Cost of revenues	338.2	334.0	390.6	367.9	225.1

Gross margin	311.5	313.9	344.5	324.1	159.8
Selling, general and administrative	221.5	211.3	248.5	246.6	123.5
Research and development	54.1	51.7	60.1	62.6	41.7
Special charges and restructuring costs	15.5	5.2	23.3	16.0	9.3
Other operating charges (2)	—	—	—	6.0	2.3
Loss (gain) on litigation settlement	1.0	(5.5)	—	—	16.3
Impairment of goodwill	—	—	284.5	—	—

Operating income (loss)	19.4	51.2	(271.9)	(7.1)	(33.3)
Other income (expense), net (3)	1.2	7.3	99.4	42.7	9.2
Interest expense	(20.0)	(29.8)	(40.1)	(34.7)	(9.1)
Income tax recovery (expense)	87.5	8.5	19.1	11.7	(1.8)

Net income (loss)	$88.1	$37.2	$(193.5)	$12.6	$(35.0)

Net income (loss) attributable to common shareholders	$88.1	$(107.3)	$(234.5)	$(83.5)	$(42.3)
Net income (loss) per common share:
basic	$1.66	$(7.30)	$(16.38)	$(6.73)	$(5.41)
diluted	$1.57	$(7.30)	$(16.38)	$(6.73)	$(5.41)
Weighted average number of common shares outstanding:
basic	52.9	14.7	14.3	12.4	7.8
diluted	56.0	14.7	14.3	12.4	7.8
Other Financial Data
Adjusted EBITDA (6)	$76.1	$89.8	$78.7	$50.2	$5.0

	As of April 30,
	2011	2010	2009	2008	2007
	(in millions)
Consolidated Balance Sheet Data
Cash and cash equivalents	$73.9	$76.6	$28.4	$19.5	$33.5
Working capital (4)	$128.1	$154.9	$49.5	$58.9	$26.6
Total assets	$672.2	$641.0	$623.1	$982.2	$202.2
Total debt, including capital leases	$323.3	$349.8	$454.8	$435.6	$54.7
Redeemable shares (5)	$—	$—	$249.5	$208.5	$71.5
Common shares	$805.5	$802.8	$277.8	$277.1	$189.1
Warrants	$55.6	$55.6	$56.6	$56.7	$62.9
Total shareholders’ equity (deficiency)	$49.5	$(54.9)	$(430.1)	$(244.7)	$(202.6)

(1)	As a result of the August 2007 acquisition of Inter-Tel (Delaware), Incorporated (“Inter-Tel”), our financial results for the fiscal year ended April 30, 2008 include eight and a half months of financial results from Inter-Tel.
(2)	Other operating charges for fiscal 2008 and fiscal 2007 include loss (gain) on sale of manufacturing operations and expenses for in-process research and development acquired as part of the Inter-Tel acquisition.

(3)	Other (income) expense, net includes: fair value adjustment on derivative instruments; other income (expense), which is comprised of foreign exchange gains (losses), net, amortization on gain on sale of assets and other expenses; and debt and warrant retirement costs, including the write-off of deferred financing charges.
(4)	Working capital is total current assets less total current liabilities.
(5)	The redeemable common shares in this footnote do not reflect the common share reverse share split on April 16, 2010. For fiscal 2007, redeemable shares consisted of 10.0 million redeemable common shares, 20.0 million Series A Preferred Shares, and 67.8 million Series B Preferred Shares. In fiscal 2008 and 2009, redeemable shares consisted of 0.3 million Class 1 Preferred Shares issued in connection with the acquisition of Inter-Tel. The Class 1 Preferred Shares were converted into common shares in conjunction with the April 2010 IPO.
(6)	Adjusted EBITDA

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Fiscal Year Ended April 30,
	2011	2010	2009	2008	2007
	(in millions)
Net income (loss)	$88.1	$37.2	$(193.5)	$12.6	$(35.0)
Adjustments:
Amortization and depreciation	34.0	34.4	38.0	32.6	9.2
Stock-based compensation	4.7	3.3	2.4	1.7	0.3
Special charges and restructuring costs	15.5	5.2	23.3	16.0	9.3
Loss (gain) on litigation settlement	1.0	(5.5)	—	—	16.3
Interest expense	20.0	29.8	40.1	34.7	9.1
Debt and warrant retirement costs	0.6	1.0	—	20.8	—
Fair value adjustment on derivative instruments	(1.0)	(7.4)	(100.2)	(61.9)	(8.6)
Foreign exchange loss (gain)	0.7	0.3	3.2	(0.6)	0.3
Income tax expense (recovery)	(87.5)	(8.5)	(19.1)	(11.7)	1.8
Impairment of goodwill	—	—	284.5	—	—
In-process research and development	—	—	—	5.0	—
Initial public offering costs	—	—	—	—	3.3
Loss (gain) on sale of manufacturing operations	—	—	—	1.0	(1.0)

Adjusted EBITDA	$76.1	$89.8	$78.7	$50.2	$5.0

We define Adjusted EBITDA as net income (loss) adjusted for the items as noted in the above table. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from operations or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures and the manner in which we compensate for those limitations.

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

We believe Adjusted EBITDA may also be useful to investors in evaluating our operating performance because securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies. Our investor and analyst presentations also include Adjusted EBITDA. However, we also caution you that other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, which limits the usefulness of Adjusted EBITDA as a comparative measure.

Moreover, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA and similar non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for an analysis of our results of operations as reported under U.S. GAAP.

Some of the limitations of Adjusted EBITDA are that it does not reflect:

•	interest income or interest expense;

•	cash requirements for income taxes;

•	foreign exchange gains or losses;

•	significant cash payments made in connection with restructuring, litigation settlements and transaction expenses;

•	employee stock-based compensation;

•	cash requirements for the replacement of assets that have been depreciated or amortized;

•	acquired in-process research and development charges; and

•	losses or gains related to the sale of manufacturing operations and other assets.

We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the April 30, 2011 Consolidated Financial Statements and accompanying Notes included elsewhere in this Report. All amounts are expressed in U.S. dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in this Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

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

We have delivered innovative communications solutions to our customers for over 35 years, initially through Mitel Corporation, our predecessor business. We have invested heavily in the research and development (“R&D”) of our IP-based communications solutions to take advantage of the telecommunications industry shift from traditional PBX systems to IP-based communications solutions. We believe our early and sustained R&D investment in IP-based communications solutions have positioned us well to capitalize on the industry shift to IP-based communications solutions. As a result of this strategic focus, for the last four years substantially all of our system shipments have been IP-based communication solutions.

Significant Events and Recent Developments

In fiscal 2008 (August 2007), we completed the acquisition of Inter-Tel, which significantly enhanced our ability to target SME customers with our IP solutions by expanding our U.S. distribution and managed service capabilities. The total purchase price of $729.9 million was funded with a combination of equity and debt financing plus cash held by Inter-Tel.

In April 2010, we completed an initial public offering (“IPO”) on The Nasdaq Global Market. Under the IPO, we sold 10.5 million common shares at $14.00 per share. Our net proceeds from the IPO were $130.7 million after underwriting commissions of $10.3 million and other associated costs of $6.3 million. The net proceeds of the IPO were used to repay $30.0 million outstanding under the revolving credit facility and $72.0 million to prepay amounts outstanding under our first lien term loan, with the remainder to be used for general corporate purposes. In conjunction with the IPO, all of the 0.3 million Class 1 Preferred Shares were converted into common shares.

Until the end of the second quarter of fiscal 2011, the Company leased its Ottawa-based headquarter facilities from the Matthews Group under a 10-year lease which was to expire in February 2011. During the third quarter of fiscal 2011, the Company negotiated a new lease with the Matthews Group under terms and conditions which management believes reflect current market rates. The new lease has a term of 5 years and 3 months, and can be renewed at the option of the Company for an additional 5 years.

In March 2011, we made a prepayment of $25.0 million against our outstanding first lien term loan. In connection with the prepayment, the maximum consolidated debt to EBITDA covenant under our first lien credit agreement was increased for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of fiscal 2014.

During fiscal 2011, we announced changes to our senior management team. In January 2011, Richard McBee became our new Chief Executive Officer (“CEO”), following the retirement of Don Smith. Mr. Smith continues to serve as a director of Mitel. In addition, Mr. McBee has taken on the role of President following the departure of Paul Butcher, our former President and Chief Operating Officer, in April 2011. The Chief Operating Officer title has been eliminated.

In May 2011, we announced certain organizational changes, creating an organization comprised of two geographical sales organizations and three key business units. We anticipate that these organizational changes will result in a change in our segmented presentation, beginning in the first quarter of fiscal 2012.

Operating Results

Our total revenues for the year ended April 30, 2011 were $649.7 million, as compared to $647.9 million for the year ended April 30, 2010. The increase in revenues is due to an increase in sales from our network services segment. Our operating income decreased to $19.4 million in fiscal 2011 from $51.2 million in fiscal 2010. The decrease in operating income was largely due to an increase in special charges resulting from restructuring activity during the year and an increase in sales, general and administrative (“SG&A”) expenses and R&D expenses as a result of the phase-out of the reduced work-week program, as described below.

In fiscal 2010 and 2009, our operating results were affected by the global economic recession, which started in mid-calendar year 2008 (our fiscal 2009). We responded to the negative effect of the recession by implementing cost reduction programs to re-align our operating model. These programs, which were implemented during the second half of fiscal 2009 and fiscal 2010, included headcount reductions, reduced discretionary spending, closure of excess facilities across our geographic regions and renegotiation of key supplier contracts. In fiscal 2009, we implemented a temporary reduced work-week program, which remained in effect throughout fiscal 2010. The reduced work-week program was phased out gradually in fiscal 2011. While our revenues declined as a result of the economic conditions, our cost reduction programs contributed positively to our operating performance, resulting in a significant improvement in both operating income and Adjusted EBITDA in fiscal 2010 as compared to fiscal 2009.

We plan to continue to monitor our cost structure so that it remains appropriate for our revenue levels. Depending on the future macroeconomic climate and its impact on our revenues, we may implement additional cost reduction programs in an effort to keep operating expenses in line with revenues. Conversely, if our revenues improve above current levels we may gradually increase our expenditures while ensuring that our operating expense to revenue ratio remains within our target level. In either scenario, we plan to continue to invest in new product development and other significant R&D initiatives. However, there is no certainty that these investments will allow us to develop and introduce new IP-based communications solutions in a timely manner to allow us to compete effectively against existing and new competitors and meet customer requirements.

Trends

Businesses are migrating from legacy telephony networks to IP-based environments, which can address their voice, data, video and business applications requirements within a single converged network. The transition to IP-based communications solutions provides significant benefits to businesses, including enhanced workforce productivity, reduced infrastructure costs, the creation of highly functional applications that can be distributed easily, and the use of open standards. We have invested heavily and continue to innovate in IP-based solutions and therefore believe we are well positioned to benefit from this transition.

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

Corporate data centers have experienced a significant increase in the use of virtualization technology as a strategy to reduce capital and operating expenses as well as providing improved business continuity solutions through new high availability architectures. Virtualization technology is also serving as the base for both private and public cloud computing solutions enabling businesses to benefit from data center outsourcing and data center elasticity where data center resources may be acquired and dispensed with, depending on a business’s needs. We believe that businesses can significantly benefit from the virtualization of all UCC and IP based communication solutions by allowing these products to integrate fully with the data center infrastructure and related management processes and eliminating telecommunication specific infrastructure and processes. Our early investment in this technology across our product portfolio allows our customers to benefit using either our products on VMWare or with our MiCD product.

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

In addition to the above indicators, from time to time, we also monitor performance in the following areas:

•	status of key customer contracts;

•	the achievement of expected milestones of our key R&D projects; and

•	the achievement of our key strategic initiatives.

In an effort to ensure we are creating value for and maintaining strong relationships with our customers, we monitor the status of key customer contracts to monitor customer service levels. With respect to our R&D projects, we measure content, quality and timeliness against project plans.

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

Our distribution network includes value-added resellers, service providers, high-touch sales and direct channel. We complement and support our channel partners in selected markets using a sales model whereby our sales staff works either directly with a prospective customer or in coordination with a channel partner in defining the scope, design and implementation of the solution. Our direct and indirect distribution channel addresses the needs of customers in over 100 countries through our 76 offices and more than 1,600 channel partners worldwide.

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

Software revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred in accordance with the terms and conditions of the contract, the fee is fixed or determinable, and collection is reasonably assured. For software arrangements involving multiple elements, revenue is allocated to each element based on the relative fair value or the residual method, as applicable, and using vendor specific objective evidence (“VSOE”) of fair value, which is based on prices charged when the element is sold separately. Revenue related to post-contract support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term for contracts that are greater than one year. For contracts where the post-contract period is one year or less, the costs are deemed insignificant and the unspecified software upgrades are expected to be and historically have been infrequent, revenue is recognized together with the initial licensing fee and the estimated costs are accrued.

We make sales to resellers and channel partners based on contracts that typically expire at the end of our fiscal year, with automatic renewals for one year periods thereafter. For products sold through these distribution channels, revenues are recognized at the time the risk of loss is transferred to resellers and channel partners according to contractual terms and if all contractual obligations have been satisfied. These arrangements usually involve multiple elements, including PCS and training. Costs related to insignificant technical support obligations, including second-line phone support for certain products, are accrued. For other technical support and training obligations, revenues from product sales are allocated to each element based on VSOE of relative fair values, generally representing the prices charged when the element is sold separately, with any discount allocated proportionately. Revenues attributable to undelivered elements are deferred and recognized upon performance or ratably over the contract period.

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

Certain arrangements with end-user customers provide customer support and maintenance services extending 12 months from the date of installation at no charge. Customer support and maintenance contracts are also sold separately. When customer support or maintenance services are provided at no charge, these amounts are unbundled from the product and installation revenues at their fair market value based on the prices charged when the element is sold separately and recognized ratably over the contract period. Consulting and training revenues are recognized upon performance.

We provide long term outsourcing services of communication systems. Under these arrangements, systems management services (“managed services”) and communication equipment are provided to end-user customers typically over a five-year period. Revenues from managed services are recognized ratably over the contract period. We retain title and risk of loss associated with the equipment utilized in the provision of the managed services. Accordingly, the equipment is capitalized as part of property and equipment and is amortized to cost of sales over the contract period.

In a transaction containing a sales-type lease, hardware revenues are recognized at the present value of the payments allocated to the hardware lease element at the time of system sale in accordance with the Leases Topic of the United States Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”). With respect to the software lease elements included in the sales-type lease, which are comprised of software, including applications, upgrades, software support, and embedded software, prior to the Company establishing VSOE for these elements, revenues from the software elements were deferred and recognized over the period of support in accordance with the Software Topic of the FASB ASC. Where the Company has now established VSOE for these elements, revenue is recognized upon delivery, based on their VSOE, in accordance with the Software Topic of the FASB ASC. Revenues from sales-type leases are allocated between hardware and software elements based on management’s best estimate of relative fair values. We regularly sell the net rental payments from sales-type leases to financial institutions with the income streams discounted at prevailing rates at the time of sale. Gains or losses resulting from the sale of net rental payments from leases are recorded as net sales within telecommunications revenues.

We also provide network services to our customers, which includes local and long-distance voice services, internet access and data network offerings on our partners’ networks, which we bill on a monthly basis. Revenues from network services are recognized as the services are provided.

Cost of Revenues

Cost of revenues is comprised of product costs and service costs. Product cost of revenues is primarily comprised of cost of goods purchased from third party electronics manufacturing services and inventory provisions, engineering costs, warranty costs and other supply chain management costs. Product cost of revenues also includes a small component related to software comprised of royalty payments and licensing fees to third parties. Service cost of sales is primarily comprised of costs associated with managed services, which include labor costs associated with maintenance and support, installation and other professional services, and costs associated with network services, which includes the cost of acquisition of local and long-distance voice services, internet access and data network services from major carriers in the United States. Depreciation of property and equipment relating to cost of revenues are also included in cost of revenues expense.

We use high-volume contract manufacturers and component suppliers and we require them to give us full visibility of component supply, manufacturing process and portability. We measure and benchmark the performance of our component suppliers and manufacturers for technical innovation, financial strength, quality, support and operational effectiveness.

Sales, General and Administrative Expenses

SG&A expenses consist primarily of costs relating to our sales and marketing activities, including salaries and related expenses, advertising, trade shows and other promotional activities and materials, administrative and finance functions, legal and professional fees, insurance and other corporate and overhead expenses. Following the acquisition of Inter-Tel in fiscal 2008, SG&A also includes significant amounts recorded for the amortization of purchased intangible assets.

Research and Development Expenses

R&D expenses consist primarily of salaries and related expenses for engineering personnel, materials and consumables and subcontract service costs. Depreciation and amortization of R&D assets are included in R&D expenses.

Special Charges and Restructuring Costs

Special charges relate to restructuring activities, product line exits and other loss accruals undertaken to improve our operational efficiency. Special charges consist primarily of workforce reduction costs, lease termination obligations and asset write-offs. We reassess the accruals at each reporting period to reflect changes in the timing or amount of estimated restructuring and termination costs on which the original estimates were based. New restructuring accruals or reversals of previous accruals are recorded in the period of change.

Comparability of Periods

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

Results of Operations—Fiscal 2011 Compared to Fiscal 2010

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for fiscal 2011 and 2010:

	Fiscal Year Ended April 30,				Change
	2011		2010
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages)
Revenues	$649.7	100.0%	$647.9	100.0%	$1.8	0.3
Cost of revenues	338.2	52.1%	334.0	51.6%	4.2	1.3

Gross margin	311.5	47.9%	313.9	48.4%	(2.4)	(0.8)
Selling, general and administrative	221.5	34.1%	211.3	32.6%	10.2	4.8
Research and development	54.1	8.3%	51.7	8.0%	2.4	4.6
Special charges and restructuring costs	15.5	2.4%	5.2	0.8%	10.3	+
Loss (gain) on litigation settlement	1.0	0.2%	(5.5)	(0.8)%	6.5	+

Operating income	19.4	3.0%	51.2	7.9%	(31.8)	(62.1)
Interest expense	(20.0)	(3.1)%	(29.8)	(4.6)%	9.8	(32.9)
Debt retirement costs, including write-off of related deferred financing costs	(0.6)	(0.1)%	(1.0)	(0.2)%	0.4	+
Fair value adjustment on derivative instruments	1.0	0.2%	7.4	1.1%	(6.4)	+
Other income	0.8	0.1%	0.9	0.1%	(0.1)	+
Income tax recovery	87.5	13.5%	8.5	1.3%	79.0	+

Net income	$88.1	13.6%	$37.2	5.7%	$50.9	+

Adjusted EBITDA (a non-GAAP measure)	$76.1	11.7%	$89.8	13.9%	$(13.7)	(15.3)

+	The comparison is not meaningful.

Revenues

Our reportable segments are represented by the following four geographic sales regions:

•	the United States;

•	Europe, Middle East & Africa (collectively “EMEA”);

•	Canada and Caribbean & Latin America (collectively “Canada and CALA”); and

•	Asia Pacific.

These reportable segments were determined in accordance with how our management views and evaluates our business. The following table sets forth total revenues by geographic regions both in dollars and as a percentage of total revenues:

	Fiscal Year Ended April 30,				Change
	2011		2010
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Telecommunications revenues:
United States	$353.9	54.5%	$355.6	54.8%	$(1.7)	(0.5)
EMEA	153.0	23.6%	159.5	24.6%	(6.5)	(4.1)
Canada and CALA	45.0	6.9%	44.0	6.8%	1.0	2.3
Asia Pacific	18.9	2.9%	13.3	2.1%	5.6	42.1

	Fiscal Year Ended April 30,				Change
	2011		2010
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Network services revenues:
	$570.8	87.9%	$572.4	88.3%	$(1.6)	(0.3)
United States	$78.9	12.1%	$75.5	11.7%	$3.4	4.5

	$649.7	100.0%	$647.9	100.0%	$1.8	0.3

Our telecommunications revenues in fiscal 2011 remained consistent with fiscal 2010 as decreased revenues in the U.S. and EMEA were largely offset by increased revenue in the Asia Pacific region. Our network services revenues increased, however, due to an increased spend per customer compared to fiscal 2010.

Telecommunications revenues in the U.S. decreased by $1.7 million, or 0.5%, in fiscal 2011 compared to fiscal 2010. We believe that the decrease in telecommunications revenues was primarily due to the lower sales from direct selling offices.

Revenues in EMEA decreased by $6.5 million, or 4.1%, in fiscal 2011 compared to fiscal 2010, as a result of the global recession and the weakening of the British pound sterling against the U.S. dollar. As approximately 90% of this region’s revenues are generated in currencies other than the U.S. dollar, most significantly the British pound sterling and the Euro, our revenues, as reported in U.S. dollars, are impacted by significant changes in exchange rates. Revenues in the EMEA region decreased 2.4% due to a lower average exchange rate of the British pound sterling during fiscal 2011 versus fiscal 2010. Excluding the impact of foreign exchange, revenues in EMEA were down 1.7% principally as a result of lower volumes through our channel partners in Europe.

Revenues in Canada and CALA increased by $1.0, or 2.3%, million in fiscal 2011 compared to fiscal 2010, driven primarily by the higher average exchange rate of the Canadian dollar during fiscal 2011 versus fiscal 2010.

Revenues in Asia Pacific increased by $5.6 million, or 42.1%, due to strong performance in the South Pacific as we continue our efforts to grow the business in the region.

Networks services revenues in the U.S. increased by $3.4 million, or 4.5%, in fiscal 2011 compared to fiscal 2010. The increase in revenues from network services in fiscal 2011 was due to increased spending per customer compared to the prior period.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the fiscal years indicated:

	Fiscal Year Ended April 30,
	2011		2010
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Telecommunications	$276.0	48.4%	$281.3	49.1%
Network services	35.5	45.0%	32.6	43.2%

Total	$311.5	47.9%	$313.9	48.4%

Gross margin percentage declined by 0.5% to 47.9% in fiscal 2011 from 48.4% in fiscal 2010, driven by a decrease from telecommunications.

Gross margin percentage on telecommunication revenues decreased in fiscal 2011 by 0.7% to 48.4% from 49.1% in fiscal 2010. This decrease was primarily the result of an unfavorable shift in revenue mix coupled with unfavorable changes in the foreign exchange rates. The declines in margin were partially offset by a reduction in costs due to improved prices from our contract manufacturers.

Network services typically generate lower gross margins as compared to sales of software and systems. The gross margin percentage from our network services revenues improved to 45.0% in fiscal 2011 from 43.2% in fiscal 2010 predominantly as the result of lower rates negotiated with our local and long distance carriers at the beginning of the third quarter of fiscal 2010.

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

Operating Expenses

Selling, General and Administrative

SG&A expenses increased to 34.1% of revenues in fiscal 2011 from 32.6% of revenues in fiscal 2010 an increase of $10.2 million in absolute dollars. Our SG&A expenses for fiscal 2011 included certain non-cash charges, most significantly $22.3 million (2010—$22.2 million) for the amortization of customer relationships and developed technology intangible assets related to the acquisition of Inter-Tel in fiscal 2008. In addition, SG&A included $4.7 million (2010—$3.3 million) of non-cash compensation expense associated with employee stock options.

The increase in SG&A expenses as a percent of revenues for fiscal 2011 compared to fiscal 2010 was primarily due to higher selling and marketing expenses, higher stock-based compensation and the phase-out of the reduced work-week program, which began in July 2010.

We will continue to monitor our cost base closely in an effort to keep our operating expenditures in line with revenue levels achieved in future quarters. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Research and Development

R&D expenses increased to 8.3% of total revenues in fiscal 2011 from 8.0% of total revenues in fiscal 2010, an increase of $2.4 million in absolute dollars. The increase in our investment level in R&D in fiscal 2011 was due to the phase-out of the reduced work-week program in fiscal 2011.

We have historically invested heavily in R&D, consistent with an aggressive R&D investment strategy that has positioned us with a broad range of feature-rich, scalable, standards-based and interoperable IP-based communication solutions. Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded pre-tax special charges of $15.5 million in fiscal 2011 as a result of actions taken to lower our operating cost structure. The components of the special charges consisted of $10.2 million of employee severance and benefits incurred in the termination of approximately 100 employees around the world and $5.3 million related to additional lease terminations and accreted interest on lease terminations. We expect all of the workforce reduction liability to be settled within the next two years. The lease termination obligations incurred in the current and prior fiscal years will be reduced over the remaining term of the leases, with $3.9 million of the outstanding $7.0 million balance to be paid in fiscal 2012.

We recorded pre-tax special charges of $5.2 million in fiscal 2010 as a result of actions taken to lower our operating cost structure. The components of the special charges included $2.5 million of employee severance and benefits incurred in the termination of approximately 20 employees around the world, $1.4 million related to additional lease terminations and accreted interest on lease terminations, and $1.2 million in assets written off related to the termination of a product line. Substantially all of the workforce reduction liability at April 30, 2010 was settled in fiscal 2011. Also included in special charges in fiscal 2010 was $0.1 million of costs related to integration activities following our acquisition of Inter-Tel.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Litigation Settlement

In the fourth quarter of fiscal 2011, we adjusted our estimate of the expected payments under our litigation settlements and recorded a $1.0 million charge. In the fourth quarter of fiscal 2010 we recorded pre-tax income of $5.5 million primarily related to a settlement of litigation, as described in the “Results of Operations – Fiscal 2010 Compared to Fiscal 2009”, below.

Operating Income (Loss)

We reported operating income of $19.4 million in fiscal 2011 compared to $51.2 million in fiscal 2010. The decrease in operating income was due primarily due to an increase in SG&A and R&D expenses largely the result of the phase-out of the reduced work-week program, an increase in special charges and restructuring costs and an increased litigation settlement expense, as described above.

Non-Operating Expenses

Interest Expense

Interest expense was $20.0 million in fiscal 2011 compared to $29.8 million in fiscal 2010. Our interest expense relates predominantly to two credit agreements bearing interest based on LIBOR that were entered into to finance a portion of the Inter-Tel acquisition in fiscal 2008. The decrease in interest expense was due to lower debt balances as well as a lower effective interest rate.

In April 2010, we used a portion of the proceeds from our IPO to repay the $30.0 million outstanding on our revolving credit facility and prepaid $72.0 million of our first lien term loan. In March 2011, we prepaid an additional $25.0 million of our first lien term loan. In connection with such prepayment, the maximum consolidated debt to EBITDA covenant under our credit agreement governing the first lien term loan was increased for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of fiscal 2014. We did not draw any amounts on our revolving credit facility during fiscal 2011. The lower average long-term debt balance resulted in approximately $4.1 million of the decrease in interest expense in fiscal 2011 compared to fiscal 2010.

The remainder of the decrease was due to a lower average LIBOR, on which the interest expense on our debt is based, coupled with the expiry of an interest rate swap agreement where we had fixed a portion of our interest expense. The fixed rate under the interest rate swap agreement was higher than the variable rate, LIBOR. The interest rate swap agreement expired at the end of the second quarter of fiscal 2010 and was not renewed or replaced upon expiry. For fiscal 2011, we paid an average LIBOR rate of 0.4% (fiscal 2010, excluding the unfavorable swap agreement – 0.5%).

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

In March 2011, we prepaid an additional $25.0 million of our outstanding first lien term loan, at par. As a result, we expensed $0.2 million of unamortized deferred financing charges and $0.4 of related expenses.

Fair Value Adjustment on Derivative Instruments

In fiscal 2011, the fair value adjustment on derivative instruments consists of the mark-to-mark adjustment on warrants that have an exercise price in Canadian dollars. As a result of Derivatives and Hedging Topic of the FASB ASC, we are required to record an adjustment for the change in fair value of our warrants that are denominated in a currency (Canadian dollars) other than our functional currency. At April 30, 2010, these warrants had a fair value of $1.0 million. In fiscal 2011, these warrants expired out-of-the-money. As a result, we recorded the $1.0 million change in fair value as income during fiscal 2011.

In fiscal 2010, the fair value adjustment on derivative instruments consists of two items; the mark-to-market adjustment on the embedded derivative in the Class 1 Preferred Shares and the mark-to-mark adjustment on the warrants that have an exercise price in Canadian dollars.

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

For the year ended April 30, 2010, due primarily to an increase in the fair value of our common stock as a result of the IPO, we recorded a loss of $1.0 million for the fair value adjustment on warrants that had an exercise price in Canadian dollars. These warrants expired in April 2011.

Other Income

In fiscal 2011, other income was $0.8 million compared to $0.9 million during fiscal 2010. Other income in both fiscal years consisted of interest income and amortization of the deferred gain on sale of land and building in the U.K. in fiscal 2006, partially offset by a foreign exchange loss.

Income Tax Recovery

In fiscal 2011, we updated our assessment of the realizability of our deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the previous 36 months and forecasted income (excluding non-recurring items), we determined that it was now more-likely-than-not that the Company would realize a benefit from a significant portion of its deferred tax assets in Canada. As a result, we relieved a valuation allowance of $87.2 million primarily relating to the deferred tax assets in Canada. Future changes in estimates of taxable income could result in a significant change to the valuation allowance. At April 30, 2011, there continues to be a valuation allowance of $71.2 against deferred tax assets, primarily in Canada and the United Kingdom.

During fiscal 2010, there was no change in the assessment of the realizability of our deferred tax assets. At April 30, 2010 we concluded that a substantial valuation allowance was appropriate due to the uncertainty surrounding the Company’s ability to earn taxable income in certain jurisdictions.

Excluding changes in valuation allowance, we recorded a net income tax benefit of $0.3 million in fiscal 2011 compared to $8.5 million in fiscal 2010. The fiscal 2011 tax recovery was due primarily to the use of losses not previously recognized, which was partially offset by the tax effect of temporary differences, related to differences in accounting and tax treatment pertaining primarily to the leasing portfolio and other accruals. The fiscal 2010 tax benefit primarily resulted from a benefit of timing differences in accounting and tax treatment pertaining primarily to the leasing portfolio and other accruals, which more than offset the expected tax expense on our pre-tax income at statutory rates.

Net Income

In fiscal 2011, our net income was driven by a reduction in our valuation allowance, as described above. Excluding taxes, our net income decreased from fiscal 2010 due to a non-recurring fair value adjustment of $7.4 million recorded in fiscal 2010, coupled with lower operating income, as described above. This was partially offset by lower interest expense during the year.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $76.1 million in fiscal 2011 compared to $89.8 million in fiscal 2010, a $13.7 million, or 15.3% decrease. This decrease in Adjusted EBITDA was driven by lower gross margin, as well as the effect of the phase-out of the reduced work-week program, which began in July 2010. For a definition and explanation of Adjusted EBITDA as well a reconciliation of Adjusted EBITDA to net income, see Item 6, “Selected Financial Data”.

Results of Operations—Fiscal 2010 Compared to Fiscal 2009

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for fiscal 2010 and 2009:

	Fiscal Year Ended April 30,				Change
	2010		2009
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages)
Revenues	$647.9	100.0%	$735.1	100.0%	$(87.2)	(11.9)
Cost of revenues	334.0	51.6%	390.6	53.1%	(56.6)	(14.5)

Gross margin	313.9	48.4%	344.5	46.9%	(30.6)	(8.9)
Selling, general and administrative	211.3	32.6%	248.5	33.8%	(37.2)	(15.0)
Research and development	51.7	8.0%	60.1	8.2%	(8.4)	(14.0)
Special charges and restructuring costs	5.2	0.8%	23.3	3.2%	(18.1)	(77.7)
Litigation settlement	(5.5)	(0.8)%	—	0.0%	(5.5)	*
Impairment of goodwill	—	—	284.5	38.7%	(284.5)	*

Operating income (loss)	51.2	7.9%	(271.9)	(37.0)%	323.1	+
Interest expense	(29.8)	(4.6)%	(40.1)	(5.5)%	10.3	(25.7)
Debt and warrant retirement costs, including write-off of related deferred charges	(1.0)	(0.2)%	—	—	(1.0)	*
Fair value adjustment on derivative instruments	7.4	1.1%	100.2	13.6%	(92.8)	+
Other income (expense)	0.9	0.1%	(0.8)	(0.1)%	1.7	+
Income tax recovery (expense)	8.5	1.3%	19.1	2.6%	(10.6)	(55.5)

Net income (loss)	$37.2	5.7%	$(193.5)	(26.3)%	$230.7	+

Adjusted EBITDA (a non-GAAP measure)	$89.8	13.9%	$78.7	10.7%	$11.1	14.1

*	No comparison to other period.
+	The comparison is not meaningful.

Revenues

The following table sets forth revenues from our telecommunications and network services business segments.

	Fiscal Year Ended April 30,
	2010		2009		Change
	(in millions, except percentages)
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
Telecommunications	$572.4	88.3%	662.0	90.1%	$(89.6)	(13.5)
Network services	75.5	11.7%	73.1	9.9%	2.4	3.3

	$647.9	100.0%	735.1	100.0%	$(87.2)	(11.9)

Revenues in fiscal 2010 decreased 11.9% to $647.9 million compared to $735.1 million in fiscal 2009, with telecommunications revenues decreasing 13.5% to $572.4 million from $662.0 million and network revenues increasing 3.3% to $75.5 million from $73.1 million.

Our revenues in fiscal 2010 and fiscal 2009 were adversely affected by the global recession. In the weakened economic climate, many of our existing and prospective customers reduced their capital expenditures or delayed new equipment purchases, which resulted in lower telecommunications revenues. Our revenues from network services increased, however, due to an increase in both the number of active customers and the number of services we billed to those customers compared to fiscal 2009.

Geographic Segment Revenues

Our reportable segments are represented by the following four geographic sales regions:

•	the United States;

•	EMEA;

•	Canada and CALA; and

•	Asia Pacific.

These reportable segments were determined in accordance with how our management views and evaluates our business. The following table sets forth total revenues by geographic regions both in dollars and as a percentage of total revenues:

	Fiscal Year Ended April 30,				Change
	2010		2009
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
United States	$431.1	66.5%	$486.7	66.2%	$(55.6)	(11.4)
EMEA	159.5	24.6%	184.7	25.1%	(25.2)	(13.6)
Canada and CALA	44.0	6.8%	50.4	6.9%	(6.4)	(12.7)
Asia Pacific	13.3	2.1%	13.3	1.8%	(0.0)	(0.0)

	$647.9	100.0%	$735.1	100.0%	$(87.2)	(11.9)

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

Revenues in EMEA decreased by $25.2 million, or 13.6%, in fiscal 2010 compared to fiscal 2009, as a result of the global recession and the weakening of the British pound sterling against the U.S. dollar. As approximately 90% of this region’s revenues are generated in currencies other than the U.S. dollar, most significantly the British pound sterling and the Euro, our revenues, as reported in U.S. dollars, are impacted by significant changes in exchange rates. Revenues in the region decreased 13.6% year over year, of which 6.8% was attributed to the effects of the recession which reduced revenues across all regions; with the remainder of the decrease due to a lower average exchange rate of the British pound sterling during fiscal 2010 versus fiscal 2009.

Revenues in Canada and CALA decreased $6.4 million in fiscal 2010 compared to fiscal 2009 primarily as a result of the global recession. Revenues in Asia Pacific remained stable during fiscal 2010.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the fiscal years indicated:

	Fiscal Year Ended April 30,
	2010		2009
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Telecommunications	$281.3	49.1%	$313.1	47.3%
Network services	32.6	43.2%	31.4	43.0%

Total	$313.9	48.4%	$344.5	46.9%

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

Litigation Settlement

In the fourth quarter of fiscal 2010 we recorded pre-tax income of $5.5 million primarily related to a settlement of litigation. Upon the acquisition of Inter-Tel in August 2007, the Company assumed liability for a lawsuit brought forward by certain former independent distributors of products of a manufacturing company whose partial assets were purchased by Inter-Tel in 2000. The lawsuit asserted that Inter-Tel was liable for, among other things, breaches of the underlying dealer agreements between the plaintiffs and the seller. In April 2010, we negotiated a settlement with the plaintiffs in this suit, which included a cash payment to the plaintiffs. The difference between the initial provision and the settlement was recorded as income in the fourth quarter of fiscal 2010.

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

The holders of Class 1 Preferred Shares had the right to redeem them and receive cash equal to the value of our common shares into which the instrument would convert after seven years. As a portion of the redemption price of the preferred shares was indexed to our common share price, an embedded derivative was accounted for separately and was marked to market in each reporting period. In April 2010, in conjunction with the IPO, the preferred shares were converted. As a result, a mark-to-market non-cash gain of $8.4 million was recorded in fiscal 2010. In fiscal 2009, we recorded a non-cash gain of $100.2 million representing the mark-to-market adjustment on the derivative liability embedded in the Class 1 Preferred Shares.

As a result of adopting the Derivatives and Hedging Topic of the FASBASC on May 1, 2009, we were required to record an adjustment for the change in fair value of our warrants that are denominated in a currency (Canadian dollars) other than our functional currency. For the year ended April 30, 2010, we recorded a loss of $1.0 million, due primarily to an increase in the fair value of our common stock as a result of the IPO. No mark to market adjustment was recorded in the prior year as the standard was not required to be adopted at that time.

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

Share Capital

The change in the Company’s preferred share and common share capital was as follows:

	Preferred Shares	Common Shares
Balance, April 30, 2008	$208.5	$277.1
Accretion on preferred shares	41.0	—
Other	—	0.7

Balance, April 30, 2009	249.5	277.8
Accretion on preferred shares	48.3	—
Amended conversion of preferred shares	96.2	—
Conversion of preferred shares	(394.0)	394.0
Initial public offering, net of underwriting commissions and costs	—	130.7
Other	—	0.3

Balance, April 30, 2010	—	802.8
Issue of shares from exercise of options	—	2.7

Balance, April 30, 2011	—	805.5

In April 2010, we sold 10.5 million common shares in the IPO at a price of $14.00 per share. Our net proceeds from the IPO were $130.7 million after underwriting commissions of $10.3 million and other associated costs of $6.3 million. The net proceeds of the IPO were used to repay $30.0 million outstanding under the revolving credit facility and $72.0 million to prepay amounts outstanding under the first lien term loan, with the remainder to be used for general corporate purposes.

In conjunction with the IPO, all of the 0.3 million Class 1 Preferred Shares, which were redeemable for cash at the option of the holder in August 2012, were converted into common shares. The original terms of the Class 1 Preferred Shares included the right of the Class 1 Preferred Share holders to redeem the Class 1 Preferred Shares for their full accreted value in August 2012. In addition, the Class 1 Preferred Shares included a conversion feature at the option of the holder. Subsequent to the IPO, had the Class 1 Preferred Shares not converted, the common shares issuable upon conversion would have been the accreted value divided by $18.56 per share. The amended terms resulted in conversion of the Class 1 Preferred Shares into common shares based on the accreted value at the time of conversion ($1,235.03 per share) divided by the IPO offering price of $14.00 per share. As the amended terms resulted in a conversion, the difference between the original conversion terms and the amended conversion terms was recorded as $96.2 million increase to share capital.

Liquidity and Capital Resources

As of April 30, 2011, our liquidity consisted primarily of cash and cash equivalents of $73.9 million and an undrawn $30.0 million revolving facility that matures in August 2012. Historically, our primary source of funds has been proceeds from financing activities, including the issuance of share capital and long-term debt. At April 30, 2011, we had $318.4 million of liability outstanding under our credit facilities, consisting of a first lien term loan and second lien term loan and had stated common share capital of $805.5 million.

We have a defined benefit pension plan in place for a number of our past and present employees in the United Kingdom. The plan has been closed to new members since 2001. At April 30, 2011, the plan had an unfunded pension liability of $61.4 million. The contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In October 2010, the Company’s annual funding requirement to fund the pension deficit for the 2011 calendar year was determined to be $4.2 million (£2.5 million), and will increase at an annual rate of 3% for the calendar years 2012 and 2013. In fiscal year 2011, we contributed $5.0 million (£3.2 million) to the U.K. pension plan for currency service and deficit funding. We expect to contribute $5.2 million (£3.1 million) in fiscal 2012 for current service and deficit funding.

Borrowings under the first and second lien term loans are repayable in full on their respective maturity dates. In addition, the first lien term loan requires annual repayments of $2.0 million payable in quarterly installments, plus excess annual cash flows (as defined in the credit agreement) due 100 days after fiscal year end. We expect to pay approximately $12.0 million in August 2011 relating to the excess cash flows for fiscal 2011. Proceeds from the issuance of equity or debt, and proceeds from the sale of our assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the first and second lien term loans. The credit agreements relating to the first and second lien term loans have customary default clauses, wherein repayment of one or more of the credit agreements may be accelerated in the event of an uncured event of default. Each of the credit agreements contains affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of Consolidated Total Debt (as calculated under our first and second lien credit agreements) to Consolidated EBITDA (as calculated under our first and second lien credit agreements) as specified in our first and second lien credit agreements, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, (f) limitations on the payment of dividends and (g) limitations on capital expenditures. In connection with the March 2011 $25.0 million prepayment, the maximum Consolidated Total Debt to Consolidated EBITDA ratio under the first lien credit agreement was increased for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of fiscal 2014. As of April 30, 2011, we were in compliance with all of the applicable covenants included in our current credit agreements.

Our source for cash in the future is expected to come from existing operations, and borrowings under our revolving credit facility, which expires in August 2012. Our most significant source of cash from operations is expected to be the collection of accounts receivable from our customers and the sale of future rental payments associated with sales leases which we provide to our customers to finance their purchases as part of our managed services offering program. The primary use of cash is expected to include funding operating expenses, working capital, capital expenditures, debt service and other contractual obligations.

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

Cash Flows—Comparison of Fiscal 2011 to Fiscal 2010

Below is a summary of comparative results of cash flows and a more detailed discussion of results for fiscal 2011 and fiscal 2010.

	Fiscal Year Ended April 30,		Change
	2011	2010
	(in millions)
Net cash provided by (used in)
Operating activities	$32.5	$34.4	$(1.9)
Investing activities	(5.3)	(6.5)	1.2
Financing activities	(31.4)	20.5	(51.9)
Effect of exchange rate changes on cash and cash equivalents	1.5	(0.2)	1.7

Increase (decrease) in cash and cash equivalents	$(2.7)	$48.2	$(50.9)

Cash and cash equivalents, end of period	$73.9	$76.6	$(2.7)

Cash Provided by Operating Activities

Cash generated from operating activities in fiscal 2011 was $32.5 million compared with $34.4 million in fiscal 2010. The decreased cash flows from operations was the result of lower operating performance as discussed above under “Results of Operations—Fiscal 2011 compared to Fiscal 2010—Operating Income”, which was partially offset by cash from changes in working capital due to collections from accounts receivable and sales-type leases.

Cash Used in Investing Activities

Net cash used for investing activities was $5.3 million in fiscal 2011 compared to net cash used of $6.5 million in fiscal 2010. The primary use of cash in fiscal 2011 and fiscal 2010 was additions to capital assets of $6.2 million and $7.1 million, respectively.

Cash Provided by Financing Activities

In fiscal 2011 net cash used by financing activities was $31.4 million, compared to cash provided by financing activities of $20.5 million during fiscal 2010. Fiscal 2011 cash used by financing activities was driven primarily by repayments of long-term debt, including the $25.0 million first lien prepayment made in March 2011.

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

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $1.5 million during fiscal 2011 (2010—$0.2 million decrease).

Cash Flows—Comparison of Fiscal 2010 to Fiscal 2009

Below is a summary of comparative results of cash flows and a more detailed discussion of results for fiscal 2010 and fiscal 2009.

	Fiscal Year Ended April 30,		Change
	2010	2009
	(in millions)
Net cash provided by (used in)
Operating activities	$34.4	$8.8	$25.6
Investing activities	(6.5)	(6.4)	(0.1)
Financing activities	20.5	11.5	9.0
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(5.0)	4.8

Increase in cash and cash equivalents	$48.2	$8.9	$39.3

Cash and cash equivalents, end of period	$76.6	$28.4	$48.2

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

Fiscal 2009 cash provided by financing activities related primarily to an increase of $17.7 million in bank indebtedness caused by an increase of amounts outstanding under the revolving facility. This was partially offset by $3.7 million of payments for a litigation settlement obligation and $2.7 million for repayments of capital leases.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash slightly by $0.2 million during fiscal 2010 (2009—$5.0 million decrease).

Contractual Obligations

The following table sets forth our contractual obligations as of April 30, 2011:

	Payments Due by Fiscal Year
Contractual Obligations	Total	2012	2013	2014	2015	2016	After 5 Years
	(in millions)
Long-term debt obligations (1)	$389.0	$34.4	$20.4	$20.6	$181.1	$132.5	$—
Capital lease obligations (2)	5.2	2.5	1.4	0.9	0.4	—	—
Operating lease obligations (3)	71.6	17.4	14.7	11.3	9.4	7.6	11.2
Defined benefit pension plan contributions (4)	14.1	5.2	5.2	3.7	—	—	—
Other (5)	24.7	9.7	4.6	4.3	4.1	2.0	—

Total	$504.6	$69.2	$46.3	$40.8	$195.0	$142.1	$11.2

(1)	Represents the principal balance and interest payments for the first and second lien term loans. Interest on the first and second lien term loans is based on LIBOR plus 3.25%, and LIBOR plus 7.0%, respectively, as described in our consolidated financial statements. For the purposes of estimating the variable interest, the average 3-month LIBOR from the last three years, 1.00%, has been used. Included in fiscal 2012 is an estimated $12.0 million of first lien term loan repayment relating to excess cash flow from fiscal 2011, as described the “Liquidity and Capital Resources” section, above.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these loans range from 5.6% to 11.6%, as described in our consolidated financial statements.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the estimated contribution to our defined benefit pension plan in the United Kingdom over the next 12 months. The amount of annual employer contributions required to fund the deficit is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In October 2010, the Company’s annual funding requirement to fund the pension deficit for the calendar year 2011 was determined to be $4.2 million (£2.5 million), and will increase at an annual rate of 3% for calendar years 2012 and 2013. We expect to contribute $5.2 million (£3.1 million) in fiscal 2012 for current service and deficit funding. Future funding requirements after fiscal 2013 are highly dependent on the unfunded pension liability and the time period in which the deficit is amortized. Liabilities arising from the remaining unfunded deficit in our defined benefit pension plan are not included in the above table. As of April 30, 2011, the projected benefit obligation of $194.5 million exceeded the fair value of the plan assets of $133.1 million, resulting in an unfunded liability of $61.4 million.
(5)	Represents payments under the fiscal 2007 litigation settlement and an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $11.9 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential settlement.

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

Off-Balance Sheet Arrangements

We have the following significant off-balance sheet arrangements:

Letters of Credit

We had $1.1 million in letters of credit outstanding as of April 30, 2011 (April 30, 2010—$0.6 million).

Bid and Performance Related Bonds

We enter into bid and performance related bonds related to various customer contracts. Potential payments due under these may be related to our performance and/or our channel partners’ performance under the applicable contract. The total maximum potential amount of future payments we could be required to make under bid and performance related bonds, excluding letters of credit, was $1.6 million as of April 30, 2011 (April 30, 2010—$4.8 million). Of this amount, the amount relating to guarantees of our channel partners’ performance was nil as of April 30, 2011 (April 30, 2010—$1.3 million). Historically, we have not made any payments and we do not anticipate that we will be required to make any material payments under these types of bonds.

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

Off-balance sheet lease obligations

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At April 30, 2011, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet were $158.8 million (April 30, 2010—$177.0 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and as such actual results could differ from those estimated. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements for fiscal 2011. The following critical accounting policies are those that we believe require a high level of subjectivity and judgment and have a material impact on our financial condition and operating performance: revenue recognition, allowance for doubtful accounts and the lease recourse liability, provisions for inventory, provisions for product warranties, long-lived asset depreciation, goodwill valuation, special charges, contingencies, deferred taxes, pension and post-retirement benefits, and the valuation of stock options, warrants and other derivative instruments.

Revenue Recognition

For products sold through our network of wholesale distributors, solution providers, system integrators, authorized channel partners, and other technology providers, arrangements usually involve multiple elements, including post-contract technical support and training. We also sell products and installation and related maintenance and support services directly to customers. Due to the complexity of our sales agreements, judgment is routinely applied principally in the areas of customer acceptance, product returns, unbundling of multiple element arrangements, and collectability.

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

The provision for estimated sales returns is recorded as a reduction of revenues at the time of revenue recognition. If our estimate of sales returns is too low, additional charges will be incurred in future periods and these additional charges could have a material adverse effect on our results of operations. As a percentage of annual revenues, the provision for sales returns was 0.16% as of April 30, 2011 compared to 0.09% as of April 30, 2010.

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

Sales-Type Leases

In a transaction containing a sales-type lease, hardware revenues are recognized at the present value of the payments allocated to the hardware lease element at the time of system sale in accordance with the Leases Topic of the United States Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”). With respect to the software lease elements included in the sales-type lease, which are comprised of software, including applications, upgrades, software support, and embedded software, prior to the Company establishing VSOE for these elements, revenues from the software elements were deferred and recognized over the period of support in accordance with the Software Topic of the FASB ASC. Where the Company has now established VSOE for these elements, revenue is recognized upon delivery, based on their VSOE, in accordance with the Software Topic of the FASB ASC. Revenues from sales-type leases are allocated between hardware and software elements on a relative fair value basis. The application of the relative fair value allocation method is based on management’s best estimate of relative fair values and requires the use of professional judgment in obtaining evidence of fair value for the various elements.

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

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet was 5.3% of the ending aggregate lease portfolio as of April 30, 2011 compared to 5.6% at April 30, 2010. The reserve is based on a review past write-off experience and a review of the accounts receivable ageing as of April 30, 2011. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of April 30, 2011 and April 30, 2010, the provision represented 5.4% and 8.9% of gross receivables, respectively. The decrease in reserve level at April 30, 2011 was due primarily to timing of write-offs of accounts receivable in fiscal 2011 that were provided for at April 30, 2010.

Inventory Obsolescence

In order to record inventory at the lower of cost or net realizable value, we must assess our inventory valuation, which requires judgment as to future demand. We adjust our inventory balance based on economic considerations, historical usage, inventory turnover and product life cycles through the recording of a write-down which is included in the cost of revenue. Assumptions relating to economic conditions and product life cycle changes are inherently subjective and have a significant impact on the amount of the write-down.

If there is a sudden and significant decrease in demand for our products, or a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory write-downs and our gross margin could be adversely affected.

Warranty Provision

We accrue warranty costs, as part of cost of revenues, based on expected material and labor support costs. The cost to service the warranty is estimated on the date of sale based upon historical trends in the volume of product returns within a warranty period and the cost to repair or replace the equipment. If we experience an increase in warranty claims that is higher than our past experience, or an increase in actual costs to service the claims is experienced, gross margin could be adversely affected. Our provision for warranty costs has decreased in fiscal 2011 and fiscal 2010 as a result of improved claims experience. The following table provides a continuity of the warranty provision over the past two years.

	Fiscal Year Ended April 30,
	2011	2010
	(in millions)
Balance, beginning of year	$1.6	$2.3
Warranty costs incurred	(0.4)	(1.0)
Warranties issued	0.4	1.3
Change in estimated warranty costs	(0.7)	(1.0)

Balance, end of year	$0.9	$1.6

Long-Lived Assets

We have recorded property, plant and equipment and intangible assets at cost less accumulated amortization. The determination of useful lives and whether or not these assets are impaired involves significant judgment. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring or disposing of our existing businesses, which could result in an impairment charge. We have not recorded any impairment charges in fiscal 2011, fiscal 2010 or fiscal 2009.

Goodwill

We assess goodwill for impairment on an annual basis, or more frequently if circumstances warrant, as required by the Intangibles—Goodwill and Other Topic of the FASB ASC. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. We have four geographic units that have assigned goodwill of $134.5 million in total as of April 30, 2011 (April 30, 2010—$134.5 million): the U.S., Canada and CALA, EMEA and Asia Pacific. Quoted stock market prices are not available for these individual reporting units. Accordingly, consistent with this Topic, our methodology for estimating the fair value of each reporting unit primarily considers estimated future revenues and cash flows for those reporting units along with many other assumptions.

Our U.S. geographic unit represented 96% of our total goodwill value and 67% of our total revenue in fiscal 2011. Our valuation approach therefore recognizes the significant concentration of goodwill in the U.S. reporting unit. Our valuation approach includes a detailed valuation analysis of both the Company as a whole and the U.S. reporting unit.

In performing the annual goodwill impairment test we considered three generally accepted approaches for valuing a business: the income, market and cost approaches. Based on the nature of our business and the U.S. reporting unit’s current and expected financial performance, we determined that the income and market approaches were the most appropriate methods for estimating the fair value of the U.S. reporting unit under the first step of the analysis. For the income approach we used the discounted cash flow method, and considered such factors as revenue and earnings before interest, taxes, depreciation and amortization, cash flow adjustments, terminal value, discount rate, tax rate, and tax amortization benefit. For the market approach, we analyzed the valuation indicators that our market capitalization implies, including enterprise value to EBITDA. Consideration of these factors inherently involves a significant amount of judgment, and significant movements in revenues or changes in the underlying assumptions used may result in fluctuations in the value of goodwill that is supported.

The result of the most recent annual impairment test, performed in the fourth quarter of fiscal 2011 resulted in no impairment charge. The fair values of each reporting unit exceeded its carrying value. The fiscal 2010 annual impairment test also resulted in no impairment charge.

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

Special Charges

We record restructuring, exit and other loss accruals when the liability has been incurred. We reassess the accruals on a regular basis to reflect changes in the timing or amount of estimated restructuring and termination costs on which the original estimates were based. New restructuring accruals or reversals of previous accruals are recorded in the period of change. Additional accruals for fiscal 2011, fiscal 2010 and fiscal 2009 resulted from new restructuring activities and primarily relate to lease terminations and severance costs. No significant additions or reversals were made in fiscal 2011, 2010 or 2009 as a result of changes in estimates.

Estimates used to establish reserves related to real estate lease obligations have been reduced for sublease income that we believe is probable. Certain assumptions have been made as to the timing, availability and amount of sublease income that we expect to receive. Because we are required to project sublease income for many years into the future, estimates and assumptions regarding the commercial real estate market that were used to calculate future sublease income may be different from actual sublease income. As of April 30, 2011, the liability relating to lease termination obligations was $7.0 million, with $3.9 million recorded as current (April 30, 2010—total of $6.5 million, with $3.5 million recorded as current). This estimate will change as a result of actual results, the passage of time and changes in assumptions regarding vacancy, market rate, and operating costs.

Deferred Taxes

We have significant net deferred tax assets resulting from operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income in future periods. Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. We assess the likelihood that our deferred tax assets will be recovered from our ability to generate sufficient future taxable income, and to the extent that recovery is not believed to be more likely than not, a valuation allowance is recorded. Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

In fiscal 2011, we updated our assessment of the realizability of our deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the previous 36 months and forecasted income (excluding non-recurring items), we determined that the weight of the evidence indicated that it was now more–likely-than-not that we would realize a benefit from a significant portion of our deferred tax assets in Canada. As a result, we relieved a valuation allowance of approximately $87.2 million, primarily relating to the deferred tax assets in Canada. At April 30, 2011, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there continues to be a valuation allowance of $71.2 million, against deferred tax assets primarily in Canada and the United Kingdom.

At April 30, 2010, based on our circumstances and uncertainty regarding the future utilization of net deferred tax assets on certain jurisdictions relating to most areas of the business, we recorded a $127.6 million valuation allowance.

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

In fiscal 2011, our pension liability decreased by $6.7 million to $61.4 million from $68.1 million at April 30, 2010. This decrease was the result our funding contributions and actual return on plan assets being higher than the expected return, partially offset by a strengthening of the British pound sterling against the U.S. dollar. We did not make any significant changes in our actuarial assumptions in fiscal 2011.

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

Actuarial gains or losses arise from assumption changes in the obligations and from the difference between expected and actual return on assets. The following assumptions were used in valuing the liabilities and benefits under the pension plan:

	Fiscal Year Ended April 30,
	2011	2010
Discount rate	5.30%	5.60%
Compensation increase rate	3.30%	3.50%
Inflation rate	3.30%	3.00%
Average remaining service life of employees	18 years	18 years

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

The assumptions used in the Black-Scholes option-pricing model are summarized as follows:

	April 30, 2011	April 30, 2010	April 30, 2009
Risk-free interest rate	1.8%	2.3%	3.8%
Dividends	0.0%	0.0%	0.0%
Expected volatility	55.0%	80.0%	85.0%
Annual forfeiture rate	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years
Fair value per option	$3.15	$1.35	$3.30

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

Based on these assumptions, stock-based compensation expense reduced our results of operations by $4.7 million for the year ended April 30, 2011 (year ended April 30, 2010—$3.3 million, 2009—$2.4 million). Changes in the subjective input assumptions can, however, materially affect the fair value estimate.

As of April 30, 2011, there was approximately $10.4 million of unrecognized stock-based compensation expense related to non-vested stock option awards (April 30, 2010—$4.3 million). We expect these to be recognized over a weighted average period of 3.1 years (April 30, 2010—1.9 years).

Derivative Instruments

In fiscal 2011, our change in fair value of derivative instruments was $1.0 million due the change in fair value of certain warrants that are required to be recorded as a liability. These warrants expired in fiscal 2011.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-14, to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality will no longer be within the scope of guidance in the Software—Revenue Recognition Subtopic of the FASB ASC. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are required to adopt this ASU in fiscal 2012. We are currently evaluating the effect that the adoption of this ASU will have on our consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20 to enhance disclosure about the credit quality of financing receivables and the related allowance for credit losses. We adopted this ASU in the third quarter of fiscal 2011. As a result of this ASU, we provided additional disclosures surrounding our sales-type lease receivables and the related allowances within note 3 to the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). We are required to adopt this ASU in the fourth quarter of fiscal 2012. We do not expect to the adoption to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in our future earnings due to adverse changes in financial markets. We are exposed to market risk from changes in our common share price, foreign exchange rates and interest rates. Inflation has not had a significant impact on our results of operations.

Equity Price Risk

Under our deferred share unit plan, adopted December 9, 2004, when a participant ceases to be an executive of ours, the deferred share unit plan participant will receive a cash amount equal to the number of deferred share units in his or her account multiplied by the price of a common share as of the date the deferred share unit plan participant ceases to be an executive of ours, or on a later date selected by the deferred share unit plan participant, which shall in any event be a date prior to the end of the following calendar year. The obligation to pay the cash amount is recorded as a liability in our financial statements and is marked-to-market in each reporting period, with changes in the obligation recorded in our consolidated statement of operations. A $1.00 increase in our common share price would have decreased our net incomes for fiscal 2011 and fiscal 2010 by less than $0.1 million.

Foreign Currency Risk

We are exposed to currency rate fluctuations related primarily to our future net cash flows from operations in Canadian dollars, British pounds sterling and Euros. When possible, we use foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables, payables and intercompany balances. These contracts are not entered into for speculative purposes, and are not treated as hedges for accounting purposes. Foreign currency contracts are recorded at fair market value. The fair value of our foreign currency forward contract is sensitive to changes in foreign currency exchange rates. As of April 30, 2011, a 5.0% appreciation in the U.S. dollar against all currencies would have resulted in an additional unrealized loss of $0.4 million on those foreign currency forward contracts. As at April 30, 2010, a 5.0% appreciation in the U.S. dollar against all currencies would have resulted in an additional unrealized loss of $0.5 million on those foreign currency forward contracts.

Interest Rate Risk

In accordance with our corporate policy, cash equivalent and short-term investment balances are primarily comprised of high-grade commercial paper and money market instruments with original maturity dates of less than three months. Due to the short-term maturity of these investments, we are not subject to significant interest rate risk.

We are exposed to interest rate risk on our $30.0 million revolving credit facility, which currently bears interest at a rate of LIBOR plus 3.25%. If the entire revolving credit facility were utilized, each adverse change in the LIBOR rate of 1.0% would currently result in an additional $0.3 million in interest expense per year. At April 30, 2011, no amount was outstanding under the revolving facility.

We are exposed to interest rate risk on $188.6 million outstanding on April 30, 2011 under our first lien term loan which matures on August 16, 2014 and bears interest at a rate of LIBOR plus 3.25% and $129.8 million outstanding on April 30, 2011 under our second lien term loan which matures on August 16, 2015 and bears interest at a rate of LIBOR plus 7.0%.

The impact of each adverse change in the LIBOR rate of 1.0% on the first lien term loan and the second lien term loan, in aggregate, would result in an additional $3.2 million in interest expense per year.

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

As part of the TotalSolution® program, we offer sales-type leases to our customers to fund their purchases. As of April 30, 2011, we had $59.5 million (April 30, 2010—$72.3 million) of sales-type lease receivables, net of reserves for uncollectible lease repayments, on our balance sheet. We regularly sell the net rental streams from sales-type leases to financial institutions. Recourse on the sold rental payments is contractually limited to the lesser of (i) the net credit losses in a given period and (ii) a percentage of the sum of the portfolio balance for a specific portfolio of sold leases at the beginning of the period plus the purchase price paid for leases acquired during the given period. As of April 30, 2010 and 2011, we were subject to limited recourse on rental streams sold to financial institutions with such recourse in any year varying from 9.9% to 15.0% of the net book value of sold rental streams. We maintain reserves against our estimate of potential recourse for the balance of sales-type leases and for the balance of sold rental payments remaining unbilled. Reserve levels are established based on portfolio size, loss experience, levels of past due accounts and periodic detailed reviews of the portfolio. The aggregate reserve for uncollectible lease payments and recourse liability represents the reserve for the entire lease portfolio. We believe our current reserve levels are sufficient given our historic loss rates. The following table provides detail on the total net balances in sales-type leases:

	April 30, 2011	April 30, 2010	April 30, 2009
	millions
Lease balances included in consolidated accounts receivable, net of allocated allowances of $2.9 (April 2010—$4.1, April 2009—$3.3)	$9.4	$9.3	$10.5
Net investment in Sales-Type Leases:
Current portion, net of allowances of $0.9 (April 2010—$1.5, April 2009—$1.5)	20.0	33.8	30.2
Long-term portion, includes residual amounts of $6.0 (April 2010—$4.9, April 2009—$2.7); net of allowances of $1.3 (April 2010—$1.3, April 2009—$1.4)	30.1	29.2	29.2

Total investment in Sales-Type Leases, net of allowances of $5.1 (April 2010—$6.9, April 2009—$6.2)	59.5	72.3	69.9
Sold rental payments remaining unbilled (subject to limited recourse provisions), net of lease recourse liability reserves of $7.1 (April 2010—$7.9, April 2009—$9.9)	158.8	177.0	205.8

Total balance of sales-type leases and sold rental payments remaining unbilled, net of allowances and reserves	$218.3	$249.3	$275.7

Total allowances and reserves for entire lease portfolio (including lease recourse liabilities)	$12.2	$14.8	$16.1

Item 8.	Financial Statements and Supplementary Data

Management is responsible for preparation of the Consolidated Financial Statements and other related financial information included in this Report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, incorporating management’s reasonable estimates and judgments, where applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Chartered Accountants	56

Consolidated Balance Sheets—Years ended April 30, 2011 and April 30, 2010	58

Consolidated Statements of Operations—Years ended April 30, 2011, April 30, 2010 and April 30, 2009	59

Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss)—Years ended April 30, 2011, April 30, 2010 and April 30, 2009	60

Consolidated Statements of Cash Flows—Years ended April 30, 2011, April 30, 2010 and April 30, 2009	61

Notes to the Consolidated Financial Statements	62

Schedule II of the Consolidated Financial Statements	95

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the accompanying consolidated balance sheets of Mitel Networks Corporation and its subsidiaries (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficiency) and comprehensive income (loss) and cash flows for each of the three years in the period ended April 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mitel Networks Corporation and subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

July 1, 2011

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the internal control over financial reporting of Mitel Networks Corporation and subsidiaries (the “Company”) as of April 30, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2011 of the Company and our report dated July 1, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

July 1, 2011

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

	April 30, 2011	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$73.9	$76.6
Accounts receivable (net of allowance for doubtful accounts of $7.3 and $11.9, respectively)	127.5	121.5
Sales-type lease receivables (net) (note 3)	20.0	33.8
Inventories (net) (note 4)	27.1	26.7
Deferred tax asset (note 22)	5.9	15.0
Other current assets (note 5)	37.1	46.5

	291.5	320.1
Non-current portion of sales-type lease receivables (net) (note 3)	30.1	29.2
Deferred tax asset (note 22)	91.1	5.0
Property and equipment (net) (note 6)	15.7	17.0
Identifiable intangible assets (net) (note 7)	100.6	123.1
Goodwill (note 8)	134.5	134.5
Other non-current assets	8.7	12.1

	$672.2	$641.0

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$106.8	$107.7
Due to related parties (note 10)	0.2	7.2
Current portion of deferred revenue	40.0	46.2
Current portion of long-term debt (note 11)	16.4	4.1

	163.4	165.2
Long-term debt (note 11)	306.9	345.7
Lease recourse liability (note 3)	7.1	7.9
Long-term portion of deferred revenue	13.2	14.1
Deferred tax liability (note 22)	50.5	70.9
Pension liability (note 23)	61.4	68.1
Other non-current liabilities	20.2	24.0

	622.7	695.9

Commitments, guarantees and contingencies (notes 12 and 13)
Shareholders’ equity (deficiency):
Common shares, without par value—unlimited shares authorized, issued and outstanding: 53.1 at April 30, 2011 and 52.8 at April 30, 2010 (note 14)	805.5	802.8
Preferred shares—unlimited shares authorized, nil issued and outstanding (note 15)	—	—
Warrants (note 16)	55.6	55.6
Additional paid-in capital	10.8	7.7
Accumulated deficit	(741.8)	(829.9)
Accumulated other comprehensive loss	(80.6)	(91.1)

	49.5	(54.9)

	$672.2	$641.0

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

	Year Ended April 30, 2011	Year Ended April 30, 2010	Year Ended April 30, 2009
Revenues:
Telecommunications	$570.8	$572.4	$662.0
Network services	78.9	75.5	73.1

	649.7	647.9	735.1

Cost of revenues:
Telecommunications	294.8	291.1	348.9
Network services	43.4	42.9	41.7

	338.2	334.0	390.6

Gross margin	311.5	313.9	344.5

Expenses:
Selling, general and administrative	221.5	211.3	248.5
Research and development	54.1	51.7	60.1
Special charges and restructuring costs (note 18)	15.5	5.2	23.3
Loss (gain) on litigation settlement	1.0	(5.5)	—
Impairment of goodwill (note 8)	—	—	284.5

	292.1	262.7	616.4

Operating income (loss)	19.4	51.2	(271.9)
Interest expense	(20.0)	(29.8)	(40.1)
Debt retirement costs, including write-off of related deferred financing costs	(0.6)	(1.0)	—
Fair value adjustment on derivative instruments (note 19)	1.0	7.4	100.2
Other income (expense), net	0.8	0.9	(0.8)

Income (loss) before income taxes	0.6	28.7	(212.6)
Current income tax recovery (expense) (note 22)	(8.9)	(4.1)	0.7
Deferred income tax recovery (expense) (note 22)	96.4	12.6	18.4

Net income (loss)	$88.1	$37.2	$(193.5)

Net income (loss) attributable per common share (note 17):
Basic	$1.66	$(7.30)	$(16.38)
Diluted	$1.57	$(7.30)	$(16.38)
Weighted-average number of common shares outstanding:
Basic	52.9	14.7	14.3
Diluted	56.0	14.7	14.3

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

AND COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

	Common Shares				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficiency)
	Shares		Amount	Warrants
Balance at April 30, 2008	14.3		$277.1	$56.7	$1.9	$(495.4)	$(85.0)	$(244.7)
Expired warrants	—		—	(0.1)	0.1	—	—	—
Share purchase loan repayments	—	(1)	0.7	—	—	—	—	0.7
Stock-based compensation	—		—	—	2.4	—	—	2.4
Accretion of interest on redeemable preferred shares	—		—	—	—	(41.0)	—	(41.0)

	14.3		$277.8	$56.6	$4.4	$(536.4)	$(85.0)	$(282.6)

Net loss	—		—	—	—	(193.5)	—	(193.5)
Other comprehensive income (loss):
Unrealized derivative gain on cash flow hedges	—		—	—	—	1.9	—	1.9
Foreign currency translation adjustments	—		—	—	—	—	(12.3)	(12.3)
Pension liability adjustments	—		—	—	—	—	56.4	56.4

Comprehensive income (loss)	—		—	—	—	(191.6)	44.1	(147.5)

Balance at April 30, 2009	14.3		$277.8	$56.6	$4.4	$(728.0)	$(40.9)	$(430.1)
Adoption of the ASC Derivatives and Hedging Topic	—		—	(1.0)	—	1.0	—	—

Balance at May 1, 2009	14.3		$277.8	$55.6	$4.4	$(727.0)	$(40.9)	$(430.1)
Exercise of stock options	0.1		0.1	—	—	—	—	0.1
Share purchase loan repayments	—		0.2	—	—	—	—	0.2
Stock-based compensation	—		—	—	3.3	—	—	3.3
Issuance of common shares through public offering	10.5		137.0	—	—	—	—	137.0
Costs associated with public offering	—		(6.3)	—	—	—	—	(6.3)
Accretion of interest on redeemable preferred shares	—		—	—	—	(48.3)	—	(48.3)
Amended conversion of redeemable preferred shares	—		96.2	—	—	(96.2)	—	—
Conversion of redeemable preferred shares	27.9		297.8	—	—	—	—	297.8

	52.8		$802.8	$55.6	$7.7	$(871.5)	$(40.9)	$(46.3)

Net income	—		—	—	—	37.2	—	37.2
Other comprehensive income (loss):
Unrealized derivative gain on cash flow hedges	—		—	—	—	4.4	—	4.4
Foreign currency translation adjustments	—		—	—	—	—	(2.2)	(2.2)
Pension liability adjustments	—		—	—	—	—	(48.0)	(48.0)

Comprehensive income (loss)	—		—	—	—	41.6	(50.2)	(8.6)

Balance at April 30, 2010	52.8		$802.8	$55.6	$7.7	$(829.9)	$(91.1)	$(54.9)
Exercise of stock options	0.3		2.7	—	(1.4)	—	—	1.3
Stock-based compensation	—		—	—	4.5	—	—	4.5

	53.1		$805.5	$55.6	$10.8	$(829.9)	$(91.1)	$(49.1)

Net income	—		—	—	—	88.1	—	88.1
Other comprehensive income (loss):
Foreign currency translation adjustments	—		—	—	—	—	(2.4)	(2.4)
Pension liability adjustments	—		—	—	—	—	12.9	12.9

Comprehensive income (loss)	—		—	—	—	88.1	10.5	98.6

Balance at April 30, 2011	53.1		$805.5	$55.6	$10.8	$(741.8)	$(80.6)	$49.5

(1)	Change in shares was less than 0.1 for the period.

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

	Year Ended April 30, 2011	Year Ended April 30, 2010	Year Ended April 30, 2009
CASH PROVIDED BY
Operating activities:
Net income (loss)	$88.1	$37.2	$(193.5)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	34.0	34.4	38.0
Fair value adjustment on derivative instruments	(1.0)	(7.4)	(100.2)
Goodwill impairment	—	—	284.5
Accretion of interest on litigation settlement obligation	0.6	0.9	1.2
Stock-based compensation	4.7	3.3	2.4
Deferred income taxes	(96.4)	(11.2)	(18.2)
Loss on disposal of assets	—	0.9	1.4
Investment impairment	—	0.9	—
Non-cash portion of debt retirement costs, including write-off of related deferred financing costs	0.2	0.8	—
Unrealized foreign exchange loss (gain)	—	1.6	(0.8)
Non-cash movements in provisions	(4.4)	(6.1)	(6.1)
Change in non-cash operating assets and liabilities, net (note 20)	6.7	(20.9)	0.1

Net cash provided by operating activities	32.5	34.4	8.8

Investing activities:
Additions to property and equipment and intangible assets	(6.2)	(7.1)	(6.6)
Decrease (increase) in restricted cash	0.9	1.2	(1.2)
Net realized foreign exchange loss (gain) on hedging activities	—	(0.6)	1.4

Net cash used in investing activities	(5.3)	(6.5)	(6.4)

Financing activities:
Net increase (decrease) in bank indebtedness	—	(30.1)	17.7
Repayment of capital lease liabilities	(2.0)	(2.5)	(2.7)
Repayment of long-term debt	(27.0)	(74.1)	(0.5)
Payment of litigation settlement obligation	(3.7)	(3.7)	(3.7)
Proceeds from issuance of common shares	1.3	137.0	—
Share issue costs	—	(6.3)	—
Proceeds from repayments of employee share purchase loans	—	0.2	0.7

Net cash provided by (used in) financing activities	(31.4)	20.5	11.5

Effect of exchange rate changes on cash and cash equivalents	1.5	(0.2)	(5.0)

Increase (decrease) in cash and cash equivalents	(2.7)	48.2	8.9
Cash and cash equivalents, beginning of year	76.6	28.4	19.5

Cash and cash equivalents, end of year	$73.9	$76.6	$28.4

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in U.S. dollars, millions, except per share amounts)

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

Initial public offering and related transactions

In April 2010, in connection with the Company’s initial public offering (“IPO”), the Company sold 10.5 million common shares at the IPO price of $14.00 per share. The Company received net proceeds of $130.7 after payments for underwriting commissions of $10.3 and other associated costs of $6.3. The proceeds were used to repay $30.0 outstanding under the revolving credit facility and to make a partial repayment of $72.0 on the first lien term loan, with the remainder used for general corporate purposes. Concurrently with the IPO, the Company’s Class 1 Preferred Shareholders converted their Class 1 Preferred Shares into common shares. The 0.3 million Class 1 Preferred Shares, with a value of $1,000 per share, plus accretion, were converted into 27.9 million common shares. Notes 14 and 15 contain further details on the Company’s share capital. Note 11 describes the Company’s credit agreements.

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

Monetary assets and liabilities denominated in currencies foreign to the functional currency of each entity are translated into the functional currency using exchange rates in effect at the balance sheet date. All other assets and liabilities are translated at the exchange rates prevailing at the date the assets were acquired or the liabilities incurred. Revenue and expense items are translated at the average exchange rate for the period, except for amortization and depreciation which are translated at historical rates. Foreign exchange gains and losses resulting from the translation of these accounts are included in the determination of net income for the period. During fiscal 2011, the Company recorded a foreign exchange loss of $0.7 (2010—$0.3; 2009—$3.2).

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

In a transaction containing a sales-type lease, hardware revenues are recognized at the present value of the payments allocated to the hardware lease element at the time of system sale in accordance with the Leases Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). With respect to the software lease elements included in the sales-type lease, which are comprised of software, including applications, upgrades, software support, and embedded software, prior to the Company establishing vendor specific objective evidence of fair value (“VSOE”) for these elements, revenues from the software elements were deferred and recognized over the period of support in accordance with the Software Topic of the FASB ASC. Where the Company has now established VSOE for these elements, revenue is recognized upon delivery, based on their VSOE, in accordance with the Software Topic of the FASB ASC. Revenues from sales-type leases are allocated between hardware and software elements based on management’s best estimate of relative fair values.

Indirect channels

The Company makes sales to distributors and resellers based on contracts with terms ranging from one to three years. For products sold through these distribution channels, revenue is recognized at the time the risk of loss is transferred to distributors and resellers according to contractual terms and if all contractual obligations have been satisfied. These arrangements usually involve multiple elements, including post-contract technical support and training. Costs related to insignificant technical support obligations, including second-line telephone support for certain products, are accrued. For other technical support and training obligations, revenue from product sales is allocated to each element based on vendor specific objective evidence of fair values, generally representing the prices charged when the element is sold separately, with any discount allocated proportionately. Revenue attributable to undelivered elements is deferred and recognized upon performance or ratably over the contract period.

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

Sales-type leases

For sales-type lease accounting, the Company follows guidance provided by the Leases and the Transfers and Servicing Topics of the FASB ASC. The Company records the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. The Company records the lease sales at the time of system sale and installation pursuant to the Revenue Recognition Topic of the FASB ASC, for sales to end user customers, and upon receipt of the executed lease documents. The costs of systems installed under these sales-type leases are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales within Telecommunications on the Consolidated Statements of Operations. The Company establishes and maintains reserves against potential recourse following the re-sales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the period represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of sales-type lease receivables on the Consolidated Balance Sheets, or included in lease recourse liability on the Consolidated Balance Sheets for the estimated recourse liability for lease streams sold.

f) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments that have terms to maturity of three months or less at the time of acquisition, and generally consist of cash on hand and marketable securities. Cash equivalents are carried at cost, which approximates their fair value. At April 30, 2011, the Company had cash of $51.4 (2010—$46.6) and cash equivalents of $22.5 (2010—$30.0).

g) Restricted Cash

Restricted cash represents cash provided to support letters of credit outstanding and to support certain of the Company’s credit facilities. Restricted cash is presented within other current assets on the consolidated balance sheets.

h) Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses that may result from the inability of its customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for sales-type leases, discussed in part e) of this note under Sales-type leases. Reserves are established and maintained against estimated losses based upon historical loss experience, past due accounts, and specific account analysis. The Company regularly reviews the level of allowances for doubtful accounts and adjusts the level of allowances as needed. Consideration is given to accounts in excess of 90 days old as well as other risks in the more current portion of the accounts.

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

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired in business combinations. The Company reviews the carrying value of goodwill on an annual basis in the fourth quarter. Goodwill is not amortized, but is subject to annual impairment tests, or more frequently if circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount. In assessing the impairment, the Company compares the fair value of the reporting unit, including goodwill, with its carrying amount. If the fair value exceeds the carrying amount of the reporting unit, no impairment charge is recorded. If the fair value is less than the carrying amount, the Company compares the implied fair value of the goodwill, determined as if a purchase had just occurred, to the carrying amount to determine the amount of impairment charge to be recorded. Changes in the estimates and assumptions used in assessing the projected cash flows could materially affect the results of management’s evaluation. The Company did not record any impairment in fiscal 2010 and 2011. As described in note 8, upon completion of its annual goodwill impairment tests for 2009, the Company recorded an impairment charge of $284.5.

l) Derivative Financial Instruments

The Company uses foreign currency forward contracts to minimize the short-term impact of currency fluctuations, primarily on foreign currency receivables and payables. Derivative instruments that are not designated as accounting hedges are originally recorded at fair market value, with subsequent changes in fair value recorded in other income (expense) during the period of change. For derivative instruments that qualify for hedge accounting, and are designated as a cash flow hedge, gains or losses for the effective portion of the hedge are initially reported as a separate component of other comprehensive income (loss) and subsequently recorded in earnings when the hedged transaction occurs or when the hedge is no longer deemed effective in accordance with the Derivatives and

Hedging Topic of the FASB ASC. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net earnings (loss) in the period in which the changes occur. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company also utilizes non-derivative financial instruments including letters of credit and commitments to extend credit. In fiscal 2008, the Company entered into an interest rate swap to limit the impact of changes in London InterBank Offer Rate (“LIBOR”) related to the Inter-Tel acquisition financing debt. The derivative was designated as a cash flow hedge and expired in October 2009.

An embedded derivative also existed within the Class 1 convertible, redeemable Preferred Shares issued on August 16, 2007 since the holders of the Preferred Shares had the ability to receive cash equal to the value of shares into which the instrument would convert after seven years, if not previously converted. On conversion of the redeemable Preferred Shares concurrent with the IPO, the derivative ceased to exist. It was marked to market until that time with changes in value recorded in the Consolidated Statements of Operations. Further details on the Company’s Class 1 Preferred Shares can be found in note 15.

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

The Company records certain tax liabilities or benefits based on the guidance in the Income Taxes Topic of the FASB ASC. This Topic requires companies to determine the likely outcome of uncertain tax positions (“UTPs”) and record this amount as an expense or recovery during the year in which UTPs are identified. It also requires companies to identify specifically where interest and penalties associated with these UTPs are recorded. The Company classifies accrued interest related to liabilities for income taxes and penalties in income tax expense.

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

The discount rate assumptions used reflect prevailing rates available on high-quality, fixed-income debt instruments. The rate of compensation increase is another significant assumption used for pension accounting and is determined by the Company, based upon its long-term plans for such increases. The assumption for long-term rate of return is based on the yield available on long-dated government and corporate bonds at the measurement date, with an allowance for equity outperformance of 3.50%.

p) Stock-Based Compensation Plan

The Company has stock-based compensation plans, as described in note 14. The Company grants stock options for a fixed number of shares to employees and non-employees with an exercise price at least equal to fair market value of the shares at the date of grant.

Stock-based compensation expense is based on a fair value estimate made on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized on a straight-line basis over the employee service period, which is generally the vesting period.

The Company estimates the volatility of its stock using historical volatility of comparable public companies. The Company will continue to use the volatility of comparable companies until the Company’s historical volatility is sufficiently established to measure expected volatility for option grants.

The assumptions used in the Black-Scholes option-pricing model are summarized as follows:

	April 30, 2011	April 30, 2010	April 30, 2009
Risk-free interest rate	1.83%	2.30%	3.75%
Dividends	0.0%	0.0%	0.0%
Expected volatility	55.0%	80.0%	85.0%
Annual forfeiture rate	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years
Weighted average fair value per option	$3.15	$1.35	$3.30

Based on these assumptions, stock-based compensation expense reduced the Company’s results of operations by $4.7 for the year ended April 30, 2011 (2010—$3.3; 2009 —$2.4).

As of April 30, 2011, there was $10.4 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2010—$4.3 million). The Company expects these to be recognized over a weighted average period of 3.1 years (April 30, 2010—1.9 years).

q) Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period, with net income (loss) adjusted for the impact of accreted interest on redeemable shares, where applicable. Because the holders of the Class 1 Preferred Shares were entitled to dividends on a basis equivalent to holders of common shares, the Company calculated basic loss per common share using the two-class method, for the period up until conversion of the Class 1 Preferred Shares to common shares, to determine income attributable to common shareholders and dividing it by the weighted-average common shares outstanding for the period. Diluted net income (loss) per common share is calculated using the if-converted or the treasury stock methods, as appropriate, when the impact is considered to be dilutive. To compute diluted net income (loss) per share, the weighted-average number of common shares outstanding is increased by the assumed conversion of outstanding redeemable shares from the beginning of the year or date of issuance, if later, and the number of common shares that would be issued assuming the exercise of stock options and warrants. As described in note 1, in conjunction with the April 27, 2010 IPO, the Class 1 Preferred Shares were converted into common shares.

r) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of foreign currency translation adjustments, which are not adjusted for income taxes since they primarily relate to indefinite investments in non-Canadian subsidiaries and changes in the unfunded status of the pension plan.

s) Advertising Costs

The cost of advertising is expensed as incurred, except for cooperative advertising obligations, which are expensed at the time the related sales are recognized and the advertising credits are earned. Cooperative advertising obligations are classified as a revenue reduction or cost of sale in accordance with the Revenue Recognition Topic of the FASB ASC. Advertising costs are recorded in selling, general and administrative expenses. During fiscal 2011, the Company incurred $10.0 in advertising costs (2010—$6.3; 2009—$11.0), of which $3.2 related to cooperative advertising expenses (2010—$1.7; 2009—$3.2).

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

u) Recent Accounting Pronouncement

In October 2009, the FASB issued ASU 2009-14 – Software: Certain Revenue Arrangements That Include Software Elements, to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU changed the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality will no longer be within the scope of guidance in the Software—Revenue Recognition Subtopic of the FASB ASC. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to adopt this ASU in fiscal 2012. The Company is currently evaluating the effect that the adoption of this ASU will have on its Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-13 – Revenue Recognition: Multiple-Deliverable Revenue Arrangements, to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU provides amendments to the criteria in the Revenue Recognition—Multiple-Element Arrangements Subtopic of the FASB ASC. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is required to adopt this ASU in fiscal 2012. The Company is currently evaluating the effect that the adoption of this ASU will have on its Consolidated Financial Statements.

In July 2010, the FASB issued ASU 2010-20 – Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses to enhance disclosure about the credit quality of financing receivables and the related allowance for credit losses. The Company adopted this ASU in the third quarter of fiscal 2011. As a result of this ASU, the Company has provided additional disclosures surrounding its sales-type lease receivables and the related allowances within note 3.

In May 2011, the FASB issued ASU 2011-04 – Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company is required to adopt this ASU in the fourth quarter of fiscal 2012. The Company does not expect the adoption to have a material impact on the Company’s Consolidated Financial Statements.

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

The following table provides detail on the sales-type leases:

	April 30, 2011				April 30, 2010
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$12.3	$(2.9)		$9.4	$13.4	$(4.1)		$9.3
Current portion of investment in sales-type leases	20.9	(0.9)		20.0	35.3	(1.5)		33.8
Non-current portion of investment in sales-type leases	31.4	(1.3)		30.1	30.5	(1.3)		29.2

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	64.6	(5.1)		59.5	79.2	(6.9)		72.3
Sold rental payments remaining unbilled	165.9	(7.1	)(1)	158.8	184.9	(7.9	)(1)	177.0

Total of sales-type leases unsold and sold	$230.5	$(12.2)		$218.3	$264.1	$(14.8)		$249.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For fiscal 2011, the Company sold $63.0 of rental payments and recorded gains on sale of those rental payments of $10.0 (2010—sold $62.6 and recorded gains of $8.1; 2009—sold $73.4 and recorded gains of $10.5). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included on the consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

At April 30, 2011, future minimum lease payments related to the sold rental streams remaining unbilled are: 2012—$62.7, 2013—$49.0, 2014—$32.0, 2015—$17.2, 2016—$5.0.

At April 30, 2011, future minimum lease receipts due from customers related to the lease portfolio included in the April 30, 2011 Consolidated Balance Sheet are: 2012—$20.9, 2013—$12.0, 2014—$8.8, 2015—$6.6, 2016—$4.0.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Age analysis as at April 30, 2011

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$5.3	$3.4	$3.6	$7.0	$12.3
Investment in sold and unsold sales-type lease receivables(1)	181.0	33.5	3.7	37.2	218.2

Total gross sales-type leases	$186.3	$36.9	$7.3	$44.2	$230.5

Allowance	(5.1)	(2.0)	(5.1)	(7.1)	(12.2)

Total net sales-type leases	$181.2	$34.9	$2.2	$37.1	$218.3

(1)	Remaining unbilled amounts related to past-due billed amounts

Allowance for credit losses

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations.

The following table shows the activity of the allowance for credit losses on sales-type leases during the year ended April 30, 2011:

Allowance for credit losses on sales-type leases, April 30, 2010	$(14.8)
Write-offs	6.0
Recoveries	(0.1)
Provision	(3.3)

Allowance for credit losses on sales-type leases, April 30, 2011	$(12.2)

Ending balance of allowance: individually evaluated for impairment	(6.2)
Ending balance of allowance: collectively evaluated for impairment	(6.0)

$(12.2)

Total sales-type leases, gross:
Ending balance, gross: individually evaluated for impairment	9.2
Ending balance, gross: collectively evaluated for impairment	221.3

$230.5

4. INVENTORIES

	April 30, 2011	April 30, 2010
Raw materials and work in process	$5.9	$5.1
Finished goods	27.5	30.0
Less: provision for obsolete inventory	(6.3)	(8.4)

	$27.1	$26.7

5. OTHER CURRENT ASSETS

	April 30, 2011	April 30, 2010
Prepaid expenses and deferred charges	$17.4	$16.5
Unbilled receivables	6.5	14.3
Other receivables	6.2	6.7
Service inventory	5.6	6.7
Restricted cash	1.4	2.3

	$37.1	$46.5

6. PROPERTY AND EQUIPMENT

	April 30, 2011			April 30, 2010
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Equipment	$63.3	$(47.6)	$15.7	$56.0	$(39.0)	$17.0

As of April 30, 2011, equipment included leased assets with cost of $9.3 (2010—$8.1) and net book value of approximately $4.5 (2010—$3.9). Depreciation expense recorded in fiscal 2011 amounted to $8.7 (2010—$9.7; 2009—$12.2).

2005 Sales-Leaseback transaction

In August 2005, the Company entered into a sale-leaseback transaction on land and building in the U.K. A portion of the gain from the transaction was deferred over the 10 year term of the lease. The deferred and unamortized balance at April 30, 2011 was $2.0 (2010—$2.3).

7. IDENTIFIABLE INTANGIBLE ASSETS

	April 30, 2011			April 30, 2010
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$14.5	$(9.5)	$5.0	$12.8	$(7.7)	$5.1
Customer relationships	99.9	(36.6)	63.3	99.9	(34.0)	65.9
Developed technology	78.8	(46.5)	32.3	78.8	(26.7)	52.1
Trade name	—	—	—	2.3	(2.3)	—

	$193.2	$(92.6)	$100.6	$193.8	$(70.7)	$123.1

The amounts recorded for customer relationships and developed technology primarily relate to the acquisition of Inter-Tel in fiscal 2008. The amounts represent the fair value of the customer relationships and developed technology acquired, which are being amortized on a straight-line basis over eight years. Patents, trademarks and other consists primarily of the cost to register and defend patents and are primarily amortized on a straight-line basis over five years.

Amortization of identifiable intangible assets was $24.1, $23.6 and $25.4 in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The estimated amortization expense related to intangible assets in existence as of April 30, 2011, over the next five fiscal years is as follows: 2012—$24.1, 2013—$23.8, 2014—$23.4, 2015—$22.8 and 2016—$6.5. The Company does not allocate intangible assets to its segments, as management does not use this information to measure the performance of the operating segments or make resource allocation decisions.

8. GOODWILL

	April 30, 2011	April 30, 2010
Gross amount	$419.0	$419.0
Accumulated impairment loss	(284.5)	(284.5)

Goodwill, net	$134.5	$134.5

The Company performs its impairment test of goodwill annually in the fourth quarter. Substantially all of the goodwill is recorded in the U.S. reporting unit. The fair value of each reporting unit is estimated using the market approach and the income approach. Under the market approach, a multiple of normalized earnings of each reporting unit is calculated and compared to market participants to corroborate the results of the calculated fair value. Under the income approach, discounted cash flows for each reporting unit are used to estimate the fair value of the reporting unit. The estimate of fair value of the reporting units involves significant assumptions regarding revenue growth rates, gross margin percentages, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, discount rates and terminal growth rates. Changes in these assumptions could materially affect the results of the Company’s assessment.

In fiscal 2011 and 2010, the Company concluded that there was no impairment since the fair value determinations of the reporting units were found to exceed the carrying values.

During fiscal 2009, the fair value of each of the reporting units was determined by an independent appraiser with significant inputs and judgments provided by management. Due to the economic downturn and its impact on consumer spending, the Company lowered its expected cash flow forecasts and this, combined with significantly lower market multiples as a result of the general decline in global capital markets, resulted in a decline in the fair value of the Company’s U.S. reporting unit. Accordingly, the carrying amount of the goodwill exceeded the implied fair value and an impairment charge of $284.5 was recorded on the Consolidated Statements of Operations. This non-cash goodwill impairment charge did not affect the Company’s liquidity, cash flows or future operations.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30, 2011	April 30, 2010
Trade payables	$31.5	$27.5
Employee-related payables	11.6	16.4
Restructuring, warranty and other provisions	9.1	6.2
Other accrued liabilities	54.6	57.6

	$106.8	$107.7

10. RELATED PARTY TRANSACTIONS

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

BreconRidge Manufacturing agreement

Throughout fiscal 2010 and fiscal 2009, the Matthews Group had a significant interest in BreconRidge Manufacturing Solutions (“BreconRidge”), a significant supplier to Mitel. In May 2010, the Matthews Group and other BreconRidge shareholders sold their interest in BreconRidge to Sanmina-SCI (“Sanmina”). As a result, for fiscal 2011, BreconRidge was no longer a related party to Mitel.

During fiscal 2010, the Company purchased $47.3 of products and services (2009—$50.1) and sold $0.4 of raw material inventory (2009—$1.1) under a manufacturing supply agreement with BreconRidge. As of April 30, 2010, balances payable pursuant to this agreement amounted to $6.6 and balances receivable pursuant to this agreement amounted to $0.7.

Leased properties

Up to the end of the second quarter of fiscal 2011, the Company leased its Ottawa-based headquarter facilities from the Matthews Group under a 10-year lease which was to expire in February 2011. During the third quarter of fiscal 2011, the Company negotiated a new lease with the Matthews Group under terms and conditions which management believes reflect current market rates. The new lease has a term of five years and three months, and can be renewed at the option of the Company for an additional five years. The new lease contains property reinstatement terms which have not been accrued at this time as the amount is not estimable. The new lease contains certain changes in the rental rate over the term of the lease. The changes in the rental rate have been recorded on a straight-line basis over the term of the lease. The total annual expense for base rent under the lease is expected to be approximately $2.3 Canadian dollars.

During fiscal 2011, Mitel recorded lease payments for base rent and operating costs of $8.5 (2010—$9.2). At April 30, 2011, balances payable relating to the lease totaled nil (April 30, 2010—$0.7).

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

In addition to the financing agreement described above, the Company also purchased $0.1 of products and services from NCI for the year ended April 30, 2010 (2009—$1.4).

Other

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. Sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.5 and $0.4, respectively, for the year ended April 30, 2011 (2010—$0.2 and $0.2, respectively; 2009—$0.2 and $nil, respectively).). The net balance receivable and payable as a result of these transactions were $0.2 and $0.1, respectively (2010—$0.1 and $nil, respectively; 2009—$0.1 and $nil, respectively).

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $1.3 and $3.5, respectively, for the year ended April 30, 2011 (2010—$1.1 and $2.1, respectively; 2009—$1.1 and $2.2, respectively). The net balances receivable as a result of these transactions was $0.7 (2010—$0.3).

Summary of the Matthews Group transactions

In total, amounts receivable from related parties of the Matthews Group were $0.9 at April 30, 2011 (April 30, 2010—$2.3), which are included in other current assets, and amounts payable to related parties of the Matthews Group were $0.2 (April 30, 2010—$7.2).

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

Second Lien Debt

During the third quarter of fiscal 2010, an affiliate of the Francisco Group purchased $21.2 in principal of the outstanding second lien term debt. The Matthews Group had a 40% participating interest in the second lien debt held by such affiliate of the Francisco Group but was neither a party to nor a lender under the second lien term loan and had no contractual rights or enforcement rights against the Company in connection with its participating interest in such second lien debt. In the third quarter of fiscal 2011, the affiliate sold $11.2 of face value of the debt, which included the Matthews Group’s 40% participating interest. At April 30, 2011, the affiliate of the Francisco Group held $10.0 of the Company’s second lien debt.

Interest of $1.2 was expensed during fiscal 2011 relating to the second lien debt held by an affiliate of the Francisco Group (2010—$0.5).

11. LONG-TERM DEBT

	April 30, 2011		April 30, 2010
First lien revolving credit facility, interest at LIBOR plus 3.25%, maturing August 2012, secured by all Company assets	$—		$—
First lien term loan, interest at LIBOR plus 3.25%, payable quarterly, seven year term maturing August 2014, secured by all Company assets	188.6		215.5
Second lien term loan, interest at LIBOR plus 7.00%, payable upon maturity, eight year term maturing August 2015, secured by all Company assets	129.8		129.8
Capital leases, at interest rates varying from 5.60% to 11.55%, payable in monthly installments, with maturity dates of up to four years, secured by the leased assets	4.6		4.0
Other	0.3		0.5

	323.3		349.8
Less: current portion	16.4	(1)	4.1

	$306.9		$345.7

(1)	Includes additional repayment based on fiscal 2011 excess cash flow, as described below.

In August 2007, the Company borrowed, from a syndicate of lenders, $300.0 under a seven-year first lien credit agreement and $130.0 under an eight-year second lien credit agreement. In addition, under the first lien credit agreement, the Company secured a five-year, $30.0 revolving credit facility.

In April 2010, the Company used a portion of the proceeds from the IPO to repay the $30.0 outstanding balance on the revolving credit facility and used $72.0 of the proceeds to repay a portion of the first lien term loan.

In March 2011, the Company made an additional prepayment of $25.0, plus certain fees and expenses, against its outstanding debt under the first lien credit agreement. In connection with this prepayment, the maximum Consolidated Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenant under the first lien credit agreement was increased for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of fiscal 2014.

The credit agreements bear interest based on LIBOR and are fully secured by all of the Company’s assets. The average LIBOR paid in fiscal 2011 was 0.4% (2010—0.5%).

The first lien term loan requires annual principal payments totaling $2.0, payable quarterly. In addition, an annual repayment, based on a percentage of excess cash flow as defined in the first lien credit agreement, is required within 100 days of the end of the fiscal year. The annual repayment for fiscal 2011 is estimated to be approximately $12.0 (2010 and 2009—nil) and is included in the current portion of long-term debt. The first lien credit agreement matures in 2014. The second lien term loan is repayable at maturity in 2015.

The credit agreements have customary default clauses, wherein repayment of one or more of the credit agreements may be accelerated in the event of an uncured default. The proceeds from the issuance of equity or debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the first lien credit agreement and, once the first lien term loan is repaid, under the second lien credit agreement.

The credit agreements contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) maintaining a maximum ratio of Consolidated Total Debt to earnings before interest, taxes, depreciation and amortization, adjusted for certain non-recurring, non-cash or other charges, referred to as Consolidated EBITDA (as calculated under the first and second lien credit agreements), (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, (f) limitations on the payment of dividends and (g) limitations on capital expenditures. The maximum Consolidated Total Debt to Consolidated EBITDA ratio under the First Lien Credit Agreement was initially 7.10:1.00 and decreases quarterly to 2.00:1.00 in 2014. The March 2011 amendment resulted in an increase in the covenant for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of 2014. The ratio for fiscal 2012 ranges from 4.10:1.00 to 3.60:1.00. The Second Lien Credit agreement has a maximum Consolidated Total Debt to Consolidated EBITDA ratio covenant that is higher or equal to the covenant under the First Lien Credit Agreement amendment.

As of April 30, 2011 and April 30, 2010, the Company was in compliance with all of the covenants included in the credit agreements.

In addition, the Company has a $1.7 (£1.0) unsecured facility in the U.K., under which $0.4 of letters of credit are outstanding at April 30, 2011 (April 30, 2010—$0.3).

Interest expense related to capital leases, was $0.4 in fiscal 2011 (2010—$0.5; 2009—$0.3). Future minimum lease payments as of April 30, 2011 under capital leases total $4.7 of which $2.2, $1.3, $0.8 and $0.4 relate to fiscal years 2012 to 2015, respectively. Interest costs of $0.5 are included in the total future lease payments.

12. COMMITMENTS AND GUARANTEES

Operating leases

The Company leases certain equipment and facilities under third party operating leases. The Company is also committed under a related party lease (see note 10). Rental expense and sub-lease income on operating leases were as follows:

	2011	2010	2009
Rental expense(1)
Arms-length	$10.4	$17.3	$17.8
Related party	6.7	6.6	5.7

Total	$17.1	$23.9	$23.5

Rental income
Arms-length	$1.2	$0.6	$1.6
Related party	0.2	0.1	0.7

	$1.4	$0.7	$2.3

(1)	Presented net of amounts that have been provided for under restructuring provisions.

Future minimum operating lease payments are as follows:

	Future Lease Payments(1)
Fiscal year	Arms-length	Related Party(2)
2012	$12.6	$4.8
2013	9.0	5.7
2014	6.5	4.8
2015	4.6	4.8
2016	3.6	4.0
Thereafter	11.2	—

	$47.5	$24.1

(1)	Future lease payments are shown gross of the lease restructuring provision of $7.0, as described note 18.
(2)	As described in note 10

Guarantees

The Company has the following major types of guarantees that are subject to the accounting and disclosure requirements of the Guarantees Topic of the FASB ASC:

Product warranties

The Company provides its customers with standard warranties on hardware and software for periods up to fifteen months. The following table details the changes in the warranty liability:

	April 30, 2011	April 30, 2010
Balance, beginning of year	$1.6	$2.3
Warranty costs incurred	(0.4)	(1.0)
Warranties issued	0.4	1.3
Change in estimated warranty costs	(0.7)	(1.0)

Balance, end of year	$0.9	$1.6

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

Bid and performance related bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At April 30, 2011 and April 30, 2010, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was insignificant. At April 30, 2011, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $1.6 (2010—$4.8).

Letters of credit

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. As of April 30, 2011 and April 30, 2010, there were no outstanding commitments to extend credit to third parties or financial guarantees outstanding other than letters of credit. Letters of credit amounted to $1.1 as of April 30, 2011 (April 30, 2010—$0.6). The estimated fair value of letters of credit, which is equal to the fees paid to obtain the obligations, was not significant as of April 30, 2011 and April 30, 2010.

13. CONTINGENCIES

In March 2007, the Company entered into a settlement agreement with a competitor regarding the competitor’s patent infringement claim. The settlement required Mitel to make payments totaling $19.7 over a five-year period ending in fiscal 2012. In addition, the agreement requires an additional payment based on the percentage of sales in excess of a cumulative threshold. As a result of exceeding this threshold in fiscal 2011, the Company has expensed an additional $1.0 as litigation settlement expense in the consolidated statement of operations. The Company expects remaining payments relating to the percentage of sales in excess of the cumulative threshold to be within a range of $0.5 to $1.5 and will be expensed in fiscal 2012 as the related revenues are earned. At April 30, 2011, $4.5 (2010—$3.5) has been recorded in accounts payable and accrued liabilities as current and nil (2010—$3.1) was recorded in other non-current liabilities on the consolidated balance sheets.

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

Prior to the acquisition of Inter-Tel in fiscal 2008, certain former independent distributors of products of a manufacturing company whose partial assets were purchased by Inter-Tel in 2000 brought suit against Inter-Tel asserting that it was liable for, among other things, breaches of the underlying dealer agreements between the plaintiffs and the seller. In April 2010, the Company negotiated a settlement with the plaintiffs in this suit, which included a cash payment to the plaintiffs. The difference between the initial provision and the settlement was recorded as a gain on litigation settlement in the fourth quarter of fiscal 2010.

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

14. COMMON SHARES

On March 5, 2010, the shareholders of Mitel Networks Corporation approved several special resolutions in preparation for the Company’s IPO. The shareholders approved an amendment of the articles of incorporation to change Mitel’s issued and outstanding common shares into a smaller amount of common shares through a reverse split of the Company’s common shares. On March 15, 2010, the IPO Committee, a committee of the Company’s Board of Directors, approved a 1-for-15 reverse split of the Company’s common shares to be effected immediately prior to the effective date of the Company’s IPO. The Consolidated Financial Statements presented give retroactive effect to the reverse split. The holders of common shares are entitled to one vote per share and are entitled to dividends if and when declared by the Board of Directors.

Shareholders’ Agreement

In conjunction with the closing of the IPO, the Company, the Francisco Group and the Matthews Group became parties to a shareholders’ agreement (“the Shareholders’ Agreement”). Under the Shareholders’ Agreement, the Francisco Group is entitled to nominate three members to the Board of Directors provided the Francisco Group controls at least 15% of the outstanding common shares. In addition, the Matthews Group is entitled to nominate two members to the Board of Directors provided the Matthews Group controls at least 10% of the outstanding common shares. In addition, the Francisco Group and the Matthews Group will nominate the Company’s Chief Executive Officer to serve as a member of the Board of Directors, provided the Francisco Group and the Matthews Group each control at least 5% of the outstanding common shares. The Matthews Group and Francisco Group agree to vote their shares in favor of the election of the other party’s nominees. The number of members on the Board of Directors shall be no more than ten.

If the Francisco Group controls less than 15% but more than 10% of the outstanding common shares, it can nominate two directors and if it controls less than 10% but more than 5%, it can nominate one director. If the Matthews Group controls less than 10% but more than 5% of the outstanding common shares, it can nominate one director.

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

Stock Option Plans

2001 Stock Option Plan

In March 2001, the Company’s shareholders approved the Mitel Networks Corporation Employee Stock Option Plan (the “2001 Stock Option Plan”) applicable to the Company’s employees, directors, consultants and suppliers. The options were granted at no less than the fair market value of the common shares of the Company on the date of grant and vested in equal portions on the first, second, third and fourth anniversaries of the date of grant, and expire on the earlier of the fifth anniversary and termination of employment.

In fiscal 2009, the Board of Directors approved the extension of the expiry date of certain options granted in 2003 and 2004 calendar years. The expiry date was extended by two years for 0.6 million options held by 837 employees such that the options would expire in calendar years 2010 and 2011. In the fourth quarter of 2010, the Board of Directors approved the extension of the expiry date of certain options granted in calendar year 2005. The expiry date was extended by one year for 0.3 million options held by 918 employees such that the options would expire in calendar year 2011. The impact on the Company’s Consolidated Financial Statements was not material.

Beginning in September 2006, new stock options and other equity grants have been made under the 2006 Equity Incentive Plan which was approved by the shareholders of the Company and became effective on September 7, 2006. All existing options that have been previously granted under the 2001 Stock Option Plan will continue to be governed under that plan until exercise, termination or expiry.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “2006 plan”) permits grants of stock options, deferred share units, restricted stock units, performance share units and other stock-based awards. Under the 2006 plan, options are generally granted for a fixed number of shares with an exercise price at least equal to the fair market value of the shares at the date of grant. The Company’s Board of Directors has the discretion to amend general vesting provisions and the term of any option, subject to limits contained in the plan. Options granted up to March 5, 2010 vest 25% each year over a four year period on the anniversary date of the grant and expire in the fifth year. On March 5, 2010, the 2006 Equity Incentive Plan was amended such that options granted subsequent to March 5, 2010 will vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant. On March 5, 2010, the shareholders passed a resolution to amend the 2006 Equity Incentive Plan to fix the maximum number of common shares available for issuance under the 2006 Equity Incentive Plan and all other security-based compensation arrangements at 5.6 million common shares, subject to an annual increase of such maximum number of up to three percent (3%) of the then outstanding common shares of the Company. Common shares subject to outstanding awards under the 2006 plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan. Effective March 5, 2011, the compensation committee approved an increase to the Initial Option Pool of three percent, such that the total aggregate number of common shares that may be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Company is now 7.2 million.

The number of options to purchase common shares available for grant at April 30, 2011 was 1.6 million options (2010—2.9 million).

In the second quarter of fiscal 2010, the Company modified substantially all of the outstanding options so that the exercise price was $3.75 per share with exercise periods extending to 2015. As a result of this modification, the Company immediately recorded $0.4 of additional expense and anticipates recording $0.7 additional expense over the remaining vesting period of these options.

Inducement Options

In fiscal 2011, the Company granted 0.5 million inducement options upon the hiring of its new CEO in January, 2011. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan. These options vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant.

Following is a summary of the Company’s stock option activity under both stock option plans and related information.

	Fiscal 2011		Fiscal 2010			Fiscal 2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price		Number of Options	Weighted Average Exercise Price
Outstanding options:
Balance, beginning of year	2.6	$4.02	2.1	$14.55		2.0	$16.05
Granted	3.7	6.64	0.8	4.78		0.3	10.50
Exercised(1)	(0.3)	3.75	(0.1)	4.16		— (2)	13.05
Forfeited	(0.1)	6.01	(0.1)	5.63		(0.1)	16.20
Expired	(0.1)	5.62	(0.1)	10.72		(0.1)	16.05

Balance, end of year	5.8	$5.72	2.6	$4.02	(3)	2.1	$14.55

Number of options exercisable	1.7	$4.95	1.1	$4.23	(3)	0.8	$13.95

Weighted average fair value of options granted during the year using the Black-Scholes option pricing model		$3.15		$1.35			$3.30

(1)	The total intrinsic value of options exercised during the year ended April 30, 2011 was $0.6 (2010—$0.1 and 2009—nil).
(2)	Number of options is less than 0.1 million for the period.
(3)	Weighted average exercise prices are impacted by the modification in the second quarter of fiscal 2010, as described above.

The following table summarizes information about the Company’s stock options outstanding and exercisable at April 30, 2011:

April 30, 2011
Total outstanding						Total exercisable
Exercise Price	Number of Options		Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value		Number of Options		Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
$3.75	2.1		1.8 years	$3.2		1.3		1.2 years	$2.1
$4.34	—	(1)	3.2 years	—	(1)	—	(1)	3.2 years	—	(1)
$5.16	2.0		6.2 years(2)	0.3		0.1		6.7 years(2)	—	(1)
$6.50	0.3		6.4 years	—		—	(1)	6.4 years	—
$8.79	1.3		6.2 years	—		0.3		6.2 years	—
$11.87 – 22.98	0.1		2.8 years	—		—	(1)	1.5 years	—

	5.8			$3.5		1.7			$2.1

(1)	Less than 0.1.
(2)

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

The aggregate intrinsic value of outstanding and exercisable stock options represents the amount by which the fair value of the common shares exceeds the exercise price of in-the-money options. The amount is based on the fair value of the shares at April 30, 2011, which is assumed to be the price that would have been received by the option holders had all stock option holders exercised and sold their options on April 30, 2011.

Additional information with respect to stock option activity is as follows:

	Fiscal 2011		Fiscal 2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Unvested, beginning of year:	1.5	$4.17	1.3	$13.59
Granted	3.7	6.64	0.8	4.78
Vested	(1.0)	5.54	(0.5)	13.59
Forfeited	(0.1)	6.01	(0.1)	5.63

Unvested, end of year:	4.1	$6.05	1.5	$4.17	(1)

(1)	Weighted average exercise prices are impacted by the modification in the second quarter of fiscal 2010, as described above.

Deferred Share Unit (“DSU”) Plans

In December 2004, the Company granted DSUs to certain executive members of the Company. Upon termination of employment, a lump sum payment in cash equal to the fair value of DSUs outstanding must be paid by the end of the subsequent calendar year. In the fourth quarter of fiscal 2011, the employment of the final member of the DSU plan was terminated. As a result, the final payment under the DSU plan will occur in July 2012.

The award is classified as a liability and re-measured to reflect changes in the market price of the common shares until settlement. For the year ended April 30, 2011, there were 0.05 million DSUs outstanding with a fair value of $0.2 recorded as a liability (2010—0.04 million DSUs and $0.4 recorded as a liability). The compensation expense recorded in fiscal 2011 to reflect a change in common share fair value was income of $0.2 (2010—$0.4 expense; 2009—income of $0.4).

15. PREFERRED SHARES

On March 5, 2010, the shareholders approved amending the articles of incorporation by canceling the authorized and unissued Class 1 and Class 2 Preferred Shares immediately following and conditional upon the conversion of all Class 1 Preferred Shares for common shares. The Class 1 Preferred Shares were converted in April 2010, as described below. As well, the shareholders approved the creation of an unlimited number of preferred shares, which are issuable in series, and removed the share transfer restrictions as currently set out in the articles of incorporation.

At April 30, 2011 and 2010, there was an unlimited number of preferred shares authorized, issuable in series. At April 30, 2011 and 2010 there were nil preferred shares outstanding.

Class 1 Preferred Shares

During fiscal 2010 and 2009, the Company had Class 1 Preferred Shares outstanding that were converted into common shares in conjunction with the April 2010 IPO. The following table summarizes the activity of the Class 1 Preferred Shares:

	April 30, 2010	April 30, 2009
Carrying value, beginning of year	$249.5	$208.5
Accreted interest	48.3	41.0
Amended conversion feature	96.2	—
Converted to common shares, April 27, 2010	(394.0)	—

Carrying value, end of year	$—	$249.5

In April 2010, in conjunction with the Company’s IPO, all of the Class 1 Preferred Shares were converted into 27.9 million common shares. The conversion of these Class 1 Preferred Shares occurred pursuant to amended conversion terms that were agreed to by the holders of the Class 1 Preferred Shares prior to the conversion, as described below.

The initial value of the Class 1 Preferred Shares of $307.7, after relative fair value allocation of proceeds between the Class 1 Preferred Shares and warrants, was classified in the mezzanine section of the consolidated balance sheets net of the embedded derivative liability. The difference between the initial carrying amount and the redemption amount was being accreted through the deficit over the five-year period to redemption using the effective interest method.

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

16. WARRANTS

The following table outlines the carrying value of warrants outstanding as of April 30, 2011 and 2010:

	April 30, 2011	April 30, 2010
Warrants issued in connection with government funding (a)	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes (b)	10.5	10.5
Warrants issued in connection with Class 1 Preferred Shares (c)	6.0	6.0
Warrants issued in connection with Series A Preferred Shares (d)	—	—

	$55.6	$55.6

(a)	At April 30, 2011, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2010—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

(b)	At April 30, 2011, there were 1.35 million warrants outstanding that were issued in connection with the issuance of the Senior Secured Convertible Notes (April 30, 2010—1.35 million). The warrants have an exercise price of $15.69 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(c)	At April 30, 2011, there were 1.83 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares (April 30, 2010—1.81 million). The warrants have an exercise price of $16.25 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(d)	At April 30, 2011, there were nil warrants outstanding that were issued in connection with Series A Preferred Shares (April 30, 2010—0.44 million). The warrants had an exercise price of C$14.18 per share, and expired in April 2011. At April 30, 2010, as a result of the exercise price being in a currency other than U.S. dollars, the warrants were recorded at their fair value of $1.0 and are included in other non-current liabilities in the consolidated balance sheet.

17. EARNINGS (LOSS) PER SHARE (“EPS”)

The following table sets forth the computation of basic and diluted loss per share:

	2011	2010	2009
Net income (loss), as reported	$88.1	$37.2	$(193.5)
Accreted interest on the Class 1 Preferred Shares	—	(48.3)	(41.0)
Amended conversion of Class 1 Preferred Shares	—	(96.2)	—

Net income (loss) attributable to common shareholders	$88.1	$(107.3)	$(234.5)

Weighted average number of common shares outstanding—basic	52.9	14.7	14.3
Weighted average number of common shares outstanding—diluted	56.0	14.7	14.3

Income (loss) per common share—basic	$1.66	$(7.30)	$(16.38)
Income (loss) per common share—diluted	$1.57	$(7.30)	$(16.38)

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on the terms of the securities:

(Number outstanding)	2011	2010	2009
Stock options	1.8	0.1	1.9
Warrants	3.2	3.6	1.8

As a result of the net losses attributable to common shareholders incurred during fiscal 2010 and 2009, the following potentially dilutive securities have been excluded from the calculation of diluted loss per common share, because to do so would have been anti-dilutive:

(Number outstanding)	2010		2009
Stock options	2.4		0.2
Warrants	2.5		2.5
Convertible, redeemable preferred shares	0.3	(1)	0.3

(1)	The convertible, redeemable Preferred Shares were converted into common shares during April 2010

Additionally, for fiscal 2011, 0.5 million options (2010 – nil, 2009 - 1.1 million warrants), which could potentially dilute basic earnings per share in the future, were also excluded from the above table since they were contingently issuable and since the conditions for issuance had not been met by the end of the period.

18. SPECIAL CHARGES AND RESTRUCTURING COSTS

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

During fiscal 2010, the Company recorded pre-tax special charges of $5.1, as part of continued actions to lower its operating cost structure. The components of the charge included $2.5 of employee severance and benefits incurred in the termination of approximately 20 employees around the world, $0.5 of accreted interest related to lease termination obligations, and $0.9 related to additional lease terminations in the period. In addition, the Company wrote off $1.2 in assets related to the termination of a product line in the current year and recorded $0.1 of integration expenses related to its fiscal 2008 acquisition of Inter-Tel.

During fiscal 2011, the Company undertook additional actions to reduce its cost structure and improve operational efficiency. The components of the charge included $10.2 of workforce reduction related charges, including severance for approximately 100 employees, which are expected to be paid within the next two years, as well as $5.3 of lease termination obligations, which include costs to reinstate, back to their original condition, certain leased premises that had been provided for previously.

The current portion of the workforce reduction liability of $4.2 and lease termination obligation liability of $3.9 are included in accounts payable and accrued liabilities, with the remaining balance included in other non-current liabilities.

The following table summarizes details of the Company’s special charges and related reserves during fiscal 2011, fiscal 2010 and fiscal 2009:

Description	Workforce Reduction	Lease Termination Obligation	Assets Written off	Total
Balance of provision as of April 30, 2008	$1.1	$6.2	$—	$7.3
Fiscal 2009:
Charges(1)	10.8	7.9	1.6	20.3
Cash payments	(8.8)	(5.4)	—	(14.2)
Assets written off	—	—	(1.6)	(1.6)
Foreign currency impact	(0.4)	(0.6)	—	(1.0)

Balance of provision as of April 30, 2009	$2.7	$8.1	$—	$10.8

Fiscal 2010:
Charges(1)	2.5	1.4	1.2	5.1
Cash payments	(5.2)	(3.0)	—	(8.2)
Assets written off	—	—	(1.2)	(1.2)
Foreign currency impact	0.3	—	—	0.3

Balance of provision as of April 30, 2010	$0.3	$6.5	$—	$6.8
Fiscal 2011:
Charges	10.2	5.3	—	15.5
Cash payments	(6.8)	(5.0)	—	(11.8)
Foreign currency impact and other	0.5	0.2	—	0.7

Balance of provision as of April 30, 2011	$4.2	$7.0	$—	$11.2

(1)	Included in special charges for fiscal 2010 and fiscal 2009 are $0.1 and $3.0, respectively, of integration and merger-related charges as a result of the fiscal 2008 Inter-Tel acquisition.

19. FAIR VALUE ADJUSTMENT ON DERIVATIVE INSTRUMENTS

The change in fair value of the Company’s derivative instruments that are required to be recorded as a liability is as follows:

	2011		2010	2009
Gain on change in fair value of Class 1 Preferred Shares (a)	$		$8.4	$100.2
Gain (loss) on change in fair value of warrants with an exercise price denominated in Canadian dollars (b)		1.0	(1.0)	—

		$1.0	$7.4	$100.2

(a)	As described in note 15, the Class 1 Preferred Shares had a conversion option which was required to be recorded at fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The change in fair value of the derivative for the year ended April 30, 2010 was a decrease in the liability of $8.4 (2009—$100.2) resulting in a corresponding gain to the consolidated statements of operations. As described in note 1, in connection with the April 2010 initial public offering, the Class 1 Preferred Shares were converted into common shares. At April 30, 2009, the fair value of the conversion option was determined using a lattice-binomial model with the following assumptions: five-year life, risk-free rate of 2.00%, common stock volatility of 85% and no dividends.
(b)	At April 30, 2011, there were nil warrants outstanding (April 30, 2010 – 0.44 million warrants outstanding with an exercise price of C$14.18). These warrants expired in April 2011. Since the warrants were exercisable in a currency other than U.S. dollars, the fair value of the warrants was recorded as a liability, with changes in fair value recorded in the consolidated statements of operations. For the year ended April 30, 2011, the Company has recorded a gain of $1.0 (2010— loss of $1.0; 2009— nil).

20. SUPPLEMENTARY CASH FLOW INFORMATION

	2011	2010	2009
Change in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$15.7	$(10.0)	$23.5
Inventories	2.5	4.7	13.3
Other current assets(1)	4.4	12.5	3.6
Other non-current assets	0.2	—	—
Accounts payable and accrued liabilities	(16.4)	(10.6)	(28.8)
Due to related parties	(0.5)	0.3	(7.7)
Deferred revenue	(2.6)	(10.7)	(13.8)
Other non-current liabilities(2)	2.5	(5.3)	7.6
Change in pension liability	0.9	(1.8)	2.4

	$6.7	$(20.9)	$0.1

Interest payments	$18.6	$27.6	$36.8
Income tax payments	$7.0	$1.4	$1.3
Disclosure of non-cash activities during the period:
Accretion of interest on Redeemable Common and Preferred Shares	$—	$48.3	$41.0
Amended conversion of Class 1 Preferred Shares	$—	$(96.2)	$—
Conversion of Class 1 Preferred Shares	$—	$(297.8)	$—
Property and equipment additions financed through capital lease	$2.5	$0.5	$4.8

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.
(2)	Included in other non-current liabilities on the consolidated balance sheets are the derivative instrument liability and the litigation settlement obligation, the changes in which is presented separately on the consolidated statements of cash flows.

21. SEGMENT INFORMATION

General description

The Company’s portfolio of solutions provide advanced voice, video and data communications platforms, desktop phones and Internet appliances, applications for customer relationship management and mobility, messaging and multimedia collaboration. The Company’s reportable segments are represented by the four geographic areas: United States, Canada, Caribbean and Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”), and Asia Pacific. These reportable segments were determined in accordance with how management views and evaluates the Company’s business.

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

In May 2011, the Company announced a reorganization of the business. Beginning in the first quarter of fiscal 2012, the Company’s chief operating decision maker (the CEO) will evaluate the performance of the Company and allocate resources based on three key business units. As such, beginning in the first quarter of fiscal 2012, the Company expects to report its segmented disclosure based on those key business units.

Business segments

Financial information by geographic area for fiscal years 2011, 2010 and 2009 is summarized below. External revenues are attributed to geographic area based on sales office location:

	United States	EMEA	Canada and CALA	Asia Pacific	Corporate and Other	Total
Fiscal 2011
Revenue
Telecommunications	$353.9	$153.0	$45.0	$18.9	$—	$570.8
Network services	78.9	—	—	—	—	78.9

	432.8	153.0	45.0	18.9	—	649.7

Contribution margin	155.7	55.3	20.4	5.7	—	237.1
Shared and unallocated costs	—	—	—	—	(217.7)	(217.7)

Operating income (loss)	$155.7	$55.3	$20.4	$5.7	$(217.7)	$19.4

Fiscal 2010
Revenue
Telecommunications	$355.6	$159.5	$44.0	$13.3	$—	$572.4
Network services	75.5	—	—	—	—	75.5

	431.1	159.5	44.0	13.3	—	647.9

Contribution margin	152.6	61.0	18.5	2.4	—	234.5
Shared and unallocated costs	—	—	—	—	(183.3)	(183.3)

Operating income (loss)	$152.6	$61.0	$18.5	$2.4	$(183.3)	$51.2

Fiscal 2009
Revenue
Telecommunications	$413.6	$184.7	$50.4	$13.3	$—	$662.0
Network services	73.1	—	—	—	—	73.1

	486.7	184.7	50.4	13.3	—	735.1

Contribution margin	167.1	66.8	21.0	3.5	—	258.4
Shared and unallocated costs	—	—	—	—	(530.3)	(530.3)

Operating income (loss)	$167.1	$66.8	$21.0	$3.5	$(530.3)	$(271.9)

Geographic information

Revenues from external customers are attributed to the following countries based on location of the customers:

	2011	2010	2009
United States	$432.8	$432.0	$487.2
United Kingdom	108.6	110.3	128.1
Canada	34.4	32.2	35.4
Other foreign countries	73.9	73.4	84.4

	$649.7	$647.9	$735.1

Geographic long-lived asset information is based on the physical location of the assets as of the end of each fiscal period. The following table sets forth long-lived assets by geographic areas:

	April 30, 2011			April 30, 2010
	Property and Equipment	Goodwill	Intangible and Other Assets	Property and Equipment	Goodwill	Intangible and Other Assets
United States	$2.6	$128.8	$95.7	$3.2	$128.8	$118.0
United Kingdom	2.6	1.7	—	2.8	1.7	—
Canada	10.2	4.0	4.9	10.8	4.0	5.1
Other foreign countries	0.3	—	—	0.2	—	—

	$15.7	$134.5	$100.6	$17.0	$134.5	$123.1

Concentrations

The Company sells its products and services to a broad set of enterprises ranging from large, multinational enterprises, to small and mid-sized enterprises, government agencies, health care organizations and schools. Management believes that the Company is exposed to minimal concentration risk since the majority of its business is conducted with companies in numerous diverse industries. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for its accounts receivable. In some cases, the Company will require payment in advance or security in the form of letters of credit or third-party guarantees. No single customer accounted for more than 10 percent of the Company’s revenue for the periods ended April 30, 2011, April 30, 2010 and April 30, 2009.

Sanmina (formerly BreconRidge, a related party up to May 2010, as described in note 10) and one other independent supplier manufacture a significant portion of the Company’s products. The Company is not obligated to purchase products from these specific suppliers in any specific quantity, except as the Company outlines in forecasts or orders for products required to be manufactured by these companies. The Company’s supply agreements with these suppliers results in a concentration that, if suddenly eliminated, could have an adverse effect on the Company’s operations. While the Company believes that alternative sources of supply would be available, disruption of its primary sources of supply could create a temporary, adverse effect on product shipments. Finally, the Company may be obligated to purchase certain excess inventory levels from Sanmina that could result from the Company’s actual sales of product varying from forecast. As of April 30, 2011, there was excess inventory of nil (2010—nil) for which the Company was liable.

22. INCOME TAXES

Details of income taxes are as follows:

	2011	2010	2009
Income (loss) before income taxes:
Canadian	$(17.5)	$32.5	$99.3
Foreign	18.1	(3.8)	(311.9)

	$0.6	$28.7	$(212.6)

Current income tax recovery (expense):
Canadian	$(5.3)	$—	$—
Foreign	(3.6)	(4.1)	0.7

	(8.9)	(4.1)	0.7
Deferred income tax recovery (expense):
Canadian	$89.0	$—	$—
Foreign	7.4	12.6	18.4

	$96.4	$12.6	$18.4

The income tax recovery (expense) reported differs from the amount computed by applying the Canadian rates to the income (loss) before income taxes. The reasons for these differences and their tax effects are as follows:

	2011	2010	2009
Expected tax rate	29.8%	32.7%	33.3%

Expected tax benefit (expense)	$(0.2)	$(9.4)	$70.9
Foreign tax rate differences	0.6	0.9	1.6
Tax effect of temporary differences and losses not recognized	—	10.4	3.2
Use of losses not previously recognized	(0.1)	3.4	—
Release of valuation allowance on deferred tax assets	87.2	—	5.9
Permanent differences	(2.1)	1.9	(61.2)
Tax credits and other adjustments related to prior years	2.1	1.3	(1.3)

Income tax recovery	$87.5	$8.5	$19.1

The tax effect of components of the deferred tax assets and liabilities are as follows:

	April 30, 2011	April 30, 2010	April 30, 2009
Assets:
Net operating loss and credit carry-forwards	$101.5	$105.1	$114.3
Allowance for doubtful accounts	2.4	3.4	0.6
Inventories	1.6	1.9	0.4
Restructuring and other	13.7	13.6	23.3
Pension liability	17.3	19.7	3.0
Revenue recognition	9.7	10.0	7.7
Lease obligations, share issuance costs and long-term debt	3.4	4.7	0.9
Intangibles	71.1	29.7	22.4

Total deferred tax assets	220.7	188.1	172.6

Lease obligations	(31.4)	(38.2)	(37.0)
Acquisition intangibles	(65.1)	(64.1)	(61.8)
Property and equipment	(6.5)	(9.1)	(17.4)

Total deferred tax liabilities	(103.0)	(111.4)	(116.2)

Total gross deferred tax assets net of total deferred tax liabilities	117.7	76.7	56.4
Valuation allowance	(71.2)	(127.6)	(119.0)

Net deferred tax assets (liabilities)	$46.5	$(50.9)	$(62.6)

In fiscal 2011, the Company updated its assessment of the realizability of its deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the last thirty six months and forecasted income, the Company determined that the weight of the evidence indicated that it was more likely than not that the Company will realize a benefit from a portion of its deferred tax assets in Canada and relieved approximately $87.2 of valuation allowance. Future changes in estimates of taxable income could result in a significant change to the valuation allowance. At April 30, 2011, there continues to be a valuation allowance of $71.2 against deferred tax assets, primarily in Canada and the U.K.

At April 30, 2010 and April 30, 2009, the Company assessed the realizability of its deferred tax assets and determined that a substantial valuation allowance was appropriate due to the uncertainty surrounding the Company’s ability to earn taxable income in certain jurisdictions and cumulative losses for the past thirty six months. For fiscal 2010, the net change in the valuation allowance resulted mainly from the changes within certain subsidiaries’ deferred tax asset balances related to book liabilities such as pension, restructuring reserves as well as utilization of net operating losses.

During fiscal 2011, the Company completed a reorganization of certain subsidiaries that increased the deferred tax assets recorded. The increase was due to an increase in tax basis for intangible assets in certain jurisdictions which more than offset reduced tax loss carry forwards in certain other jurisdictions.

The Company and its subsidiaries had the following tax loss carry forwards and tax credits:

	April 30, 2011
Year of Expiry	Tax Losses	Tax Credits
2013	$—	$2.9
2016-2031	13.1	53.3
Indefinite	159.9	—

Total	$173.0	$56.2

These tax loss carry-forwards relate to operations in Canada, United States, France and Hong Kong. The United States has an annual restriction on the utilization of $2.3 of these losses related to a change in ownership in 2001.

Tax credit carry-forwards relate to the Canadian and United States operations amounting to $50.4 and $5.8 respectively. These credits consist primarily of investment tax credits that can be used to offset future Federal, provincial and state income taxes payable.

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

The Company has undistributed earnings of its foreign subsidiaries which are considered to be indefinitely reinvested and accordingly no provision for income taxes has been provided. The determination of the amount of unrecognized deferred income tax liability for undistributed earnings is not practicable. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s foreign subsidiaries will be remitted to a parent company, the Company will record a tax liability.

Uncertain tax positions

The following table reconciles the activity related to the Company’s unrecognized tax benefits, which are included in other non-current liabilities in the consolidated balance sheets:

	2011	2010
Opening balance	$10.2	$10.7
Increase related to current year tax positions	5.5	3.4
Decrease related to prior year tax positions	(0.7)	(0.4)
Decrease related to settlements with tax authorities	—	(0.2)
Reductions due to lapse in statute of limitations	(3.2)	(3.3)
Other	0.1	—

Closing balance	$11.9	$10.2

The amount of unrecognized tax benefits at April 30, 2011 that would affect the effective tax rate, if recognized, was approximately $8.3 (2010—$4.8).

The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense. As of April 30, 2011, the Company has a balance of $0.9 (2010—$1.3) for the potential payment of interest and penalties. During the fiscal 2011 the Company expensed $0.5 (2010—$0.4, 2009—$1.2) for the potential payment of interest and penalties.

The Company expects that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. The amount of tax and interest related to unrecognized tax benefits is expected to decrease by approximately $2.0. While the Company continues to pursue the settlement of its uncertain tax positions, it is unable to quantify the amounts that will be settled in the next 12 months.

The Company or its subsidiaries file income tax returns in Canada, the U.S., the U.K. and various other foreign jurisdictions. These tax returns are subject to examination by local taxing authorities. The following summarizes the open years by major jurisdiction: Canada 2007 to 2011 and for specific types of transactions from 2005 to 2011, the U.S. 2007 to 2011 and the U.K. 2005 to 2011.

At April 30, 2011, the Company is currently under audit in France for the years 2006 to 2009. The resolution of tax matters in this jurisdiction is not expected to be material to the Consolidated Financial Statements. At April 30, 2010, the Company was under audit by a local tax jurisdiction in the U.S. for 2006 and 2007. This audit was closed in fiscal 2011, with no adjustments to the income tax returns as filed.

23. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan, which has been closed to new employees since 2001.

Defined contribution plans

The Company matches the contributions of participating employees to the defined contribution pension plans on the basis of the percentage specified in each plan. The costs of the defined contribution plans are expensed as incurred. In fiscal 2011, the Company made contributions to these plans of $2.2 (2010—$2.1; 2009—$2.9).

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

In fiscal 2011, there were no significant changes in valuation assumptions.

In fiscal 2010, changes in valuation assumptions, in particular a change in discount rate, produced an unfavorable impact on the Company’s defined benefit pension plan obligations for the year ended April 30, 2010. The pension liability increased from £65.0 to £113.3 as a result of these changes in assumptions. After the effects of foreign currency translation of British pounds sterling to U.S. dollars, the overall pension liability increased by $77.3 to $173.4.

In fiscal 2009, changes in valuation assumptions, in particular a change in discount rate, produced a favorable impact on the Company’s defined benefit pension plan obligations for the year ended April 30, 2009. The pension liability decreased from £100.2 to £65.0 as a result of these changes in assumptions. After the effects of foreign currency translation of British pounds sterling to U.S. dollars, the overall pension liability decreased by $102.8 to $96.1.

The actuarial present value of the accrued pension benefits and the net assets available to provide for these benefits, at market value, were as follows:

	April 30, 2011	April 30, 2010
Change in accrued pension benefits:
Benefit obligation at beginning of year	$173.4	$96.1
Service cost	1.4	0.8
Interest cost	9.9	7.5
Plan participants’ contributions	0.6	0.6
Actuarial (gain) loss	(4.8)	70.4
Benefits paid	(2.2)	(1.9)
Foreign exchange	16.2	(0.1)

Benefit obligation at end of year	$194.5	$173.4

Change in plan assets:
Fair value of plan assets at beginning of year	$105.3	$76.0
Actual return on plan assets	13.7	25.5
Employer contributions	5.0	3.8
Employee contributions	0.6	0.6
Benefits paid	(2.2)	(1.9)
Foreign exchange	10.7	1.3

Fair value of plan assets at end of year	$133.1	$105.3

The following table provides information with respect to the Company’s projected benefit obligation and accumulated benefit obligation, both of which are in excess of plan assets:

	April 30, 2011	April 30, 2010	April 30, 2009
Projected benefit obligation	$194.5	$173.4	$96.1
Accumulated benefit obligation	173.1	155.6	80.5
Fair value of plan assets	133.1	105.3	76.0

The Company’s net periodic benefit cost was as follows:

	2011	2010	2009
Current service cost—defined benefit	1.4	0.8	1.5
Interest cost	9.9	7.5	9.6
Expected return on plan assets	(8.1)	(6.1)	(7.9)
Recognized actuarial loss	2.7	0.3	2.4

Net periodic defined benefit cost	$5.9	$2.5	$5.6

The following assumptions were used to determine the periodic pension expense:

	April 30, 2011	April 30, 2010	April 30, 2009
Discount rate	5.60%	7.30%	5.80%
Compensation increase rate	3.50%	3.00%	3.50%
Investment returns assumption	7.40%	7.30%	7.70%
Inflation rate	3.50%	3.00%	3.50%

The following assumptions were used to determine the net present value of the accrued pension benefits:

	April 30, 2011	April 30, 2010	April 30, 2009
Discount rate	5.30%	5.60%	7.30%
Compensation increase rate	3.30%	3.50%	3.00%
Inflation rate	3.30%	3.00%	3.00%
Average remaining service life of employees	18 years	18 years	18 years

Estimated Future Benefit Payments

The table below reflects the total pension benefits expected to be paid in future years.

Benefit Payments
2012	2.3
2013	2.4
2014	2.5
2015	2.6
2016	2.7
2017-2021	14.6

Contributions

The Company expects contributions from employees of $0.7 (£0.4) and employer contributions of $5.2 (£3.1) to the U.K. pension plan in fiscal 2012. The amount of annual employer contributions required to fund the pension deficit is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In October 2010, the Company’s annual requirement to fund the pension deficit for calendar year 2011 was determined to be $4.2 (£2.5), and will increase at an annual rate of 3% for calendar years 2012 and 2013.

Plan Assets

The Company’s target allocation and actual pension plan asset allocation by asset category as of April 30, 2011 and April 30, 2010 are as follows:

	2011 Actual	2011 Target	2010 Actual	2010 Target
Equities	64%	64%	80%	80%
Bonds	32%	32%	20%	20%
Cash	4%	4%	—	—

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

The following table discloses the major category of fair value (as described in note 25):

	Fair Value Measurement at April 30, 2011
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Equities	$85.3	$—	$—	$85.3
Government securities	14.5	—	—	14.5
Corporate debt	—	28.0	—	28.0
Cash	5.3	—	—	5.3

	$105.1	$28.0	$—	$133.1

24. FOREIGN CURRENCY, CREDIT AND INTEREST RATE RISK

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

At April 30, 2011, the Company held forward option contracts to sell Australian dollars at a fixed rate on a notional amount of $1.6 U.S. dollars. As well, the Company held forward option contracts to buy British pounds sterling and Canadian dollars at a fixed rate on a total notional amount of $8.6 U.S. dollars. At April 30, 2011, the Company recorded a net unrealized gain on fair value adjustments on the outstanding forward contracts of $0.1.

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

Credit risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash equivalents, restricted cash, accounts receivable, other receivables and sales-type lease receivables. Cash equivalents are invested in government and commercial paper with investment grade credit rating. The Company is exposed to normal credit risk from customers. However, the Company has a large number of diverse customers to minimize concentrations of credit risk. No customer represented more than 10% of accounts receivable at April 30, 2011 and April 30, 2010.

Interest rate risk

As described in note 11, the Company is exposed to interest rate risk primarily on its credit facilities which bear interest at LIBOR. As a result the Company is exposed to changes in interest rates. To mitigate this risk, the Company entered into an interest rate swap agreement in fiscal 2008. The interest rate swap expired in October 2009.

In addition, the Company’s defined benefit plan, as described in note 23, is exposed to changes in interest rate risk through its investment in bonds and the discount rate assumption.

The Company is not exposed to any other significant interest rate risk due to the short-term maturity of its monetary assets and current liabilities. The Company’s sales-type lease receivables have fixed future cash flows and are therefore not exposed to significant interest rate risk.

25. FAIR VALUE MEASUREMENTS

The Company has adopted the Fair Value Measurements and Disclosure Topic of the FASB. This Topic applies to certain assets and liabilities that are being measured and reported on a fair value basis. The Fair Value Measurements and Disclosure Topic defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. This Topic enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Topic requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at April 30, 2011
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$22.5	$—	$22.5
Restricted cash	1.4	—	—	1.4
Forward contracts	—	0.2	—	0.2
Investment	—	—	1.0	1.0

	$1.4	$22.7	$1.0	$25.1

Liabilities
Forward contracts	$—	$0.1	$—	$0.1

	Fair Value Measurement at April 30, 2010
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$30.0	$—	$30.0
Restricted cash	2.3	—	—	2.3

	$2.3	$30.0	$—	$32.3

Liabilities
Derivative liability instrument	$—	$—	$1.0	$1.0
Forward contracts	—	0.1	—	0.1

	$—	$0.1	$1.0	$1.1

The Company’s financial instruments include cash and cash equivalents, restricted cash, bank indebtedness, accounts receivable, accounts payable, amounts due to (from) related parties, net investment in sales-type leases, long-term debt, derivative instruments and foreign exchange forward contracts. Due to the short-term maturity of cash and cash equivalents, restricted cash, accounts receivable, bank indebtedness, amounts due to (from) related parties, and accounts payable, the carrying value of these instruments is a reasonable estimate of their fair value. Foreign exchange contracts are carried at fair value and reflect the estimated amount that the Company would pay in an orderly transaction between market participants to settle all outstanding contracts at year-end. This fair value represents a point-in-time estimate that may not be relevant in predicting the Company’s future earnings or cash flows. At April 30, 2011, the fair value of the first lien term loan and second lien term loan was approximately 95% and 92%, respectively, of the principal balance outstanding.

The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2011:

	May 1, 2010	Net Realized/ Unrealized (Gains) Losses included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	April 30, 2011
		Earnings	Other
Assets
Investment	$—	$—	$—	$1.0	$—	$1.0
Liabilities
Derivative liability instrument	$1.0	$(1.0)	$—	$—	$—	$—

SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

AS OF APRIL 30, 2011

(in millions of United States dollars)

		Additions
Description	Balance, Beginning of Period	Charged to expenses	Charged to other accounts (1)	Deductions	Balance, End of Period
Fiscal 2009
Allowance for doubtful accounts, excluding amounts related to lease receivables	$14.0	$0.9	$—	$(1.7)	$13.2
Allowance for sales-type leases and lease recourse liability	$16.7	$3.5	$—	$(7.4)	$12.8
Inventory valuation allowance	$14.9	$2.4	$—	$(4.4)	$12.9
Fiscal 2010
Allowance for doubtful accounts, excluding amounts related to lease receivables	$13.2	$1.4	$(4.1)	$(2.7)	$7.8
Allowance for sales-type leases and lease recourse liability	$12.8	$4.3	$4.1	$(6.4)	$14.8
Inventory valuation allowance	$12.9	$(0.2)	$(0.2)	$(4.1)	$8.4
Fiscal 2011
Allowance for doubtful accounts, excluding amounts related to lease receivables	$7.8	$1.9	$—	$(5.3)	$4.4
Allowance for sales-type leases and lease recourse liability	$14.8	$3.4	$—	$(6.0)	$12.2
Inventory valuation allowance	$8.4	$1.6	$(1.7)	$(2.0)	$6.3

(1)	Charged to other accounts for fiscal 2010 relates to a reclassification between accounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the CEO and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of April 30, 2011. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC.

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

As of April 30, 2011, our management, including the CEO and CFO, completed their evaluation of the effectiveness of our internal control over financial reporting. This evaluation was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified no material weaknesses that existed in the design or operation of our internal control over financial reporting and concluded that our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of April 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Report.

Changes in Internal Control over Financial Reporting

In conjunction with our review and evaluation of our internal control over financial reporting during the year ended April 30, 2011, we implemented a number of measures to improve our internal control over financial reporting in various processes. These included, among others, such measures as improvements to our financial statement close process, increased standardization of controls across functions, and further automation of processes. Our management has assessed that, while these changes were an improvement to our control activities, there have not been any changes in the Company’s internal control over financial reporting during the year ended April 30, 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. Management continues to monitor our business processes, and expects that it will continue to make improvements to our processes and controls in upcoming periods, in efforts to improve process efficiency and effectively utilize our resources.

In addition, during the quarter ended January 31, 2011, we outsourced certain information technology processes to a third party provider. Testing, which was completed during the fourth quarter of fiscal 2011, indicated that the controls in place as of April 30, 2011 are effective in preventing or detecting any material misstatements. This conclusion is based on management’s understanding and knowledge of the operation of the controls, is supported by sign-offs by the control owners of the effectiveness of their controls as at April 30, 2011, and our control testing performed during this last quarter. Otherwise, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers as of June 15, 2011. Unless otherwise indicated below, the business address for each of our directors and executive officers is 350 Legget Drive, Ottawa, Ontario, Canada K2K 2W7.

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation
Dr. Terence H. Matthews Ottawa, Ontario, Canada	68	Chairman of the Board	February 16, 2001	Chairman of the Board of Mitel; Chairman of the Board of March Networks

Richard D. McBee Dallas, Texas, United States	48	President and Chief Executive Officer and Director	January 19, 2011	President and Chief Executive Officer of Mitel

Peter D. Charbonneau (1) Ottawa, Ontario, Canada	57	Lead Director, Chairman of the Audit Committee, Chairman of the Nominating & Governance Committee	February 16, 2001	General Partner of Skypoint Capital Corporation

Benjamin H. Ball San Francisco, California, United States	45	Director, Chairman of the Compensation Committee, Member of the Nominating & Governance Committee	October 23, 2007	Partner of Francisco Partners Management, LLC

Andrew J. Kowal (2) San Francisco, California, United States	34	Director, Member of the Nominating & Governance Committee	July 2, 2009	Partner of Francisco Partners Management, LLC

Jean-Paul Cossart Versailles, France	64	Director, Member of the Audit Committee, Member of the Nominating & Governance Committee	October 23, 2007	Associate Director of Infoteria of France

Donald W. Smith Ottawa, Ontario, Canada	63	Director	April 20, 2001	Retired Executive

Norman Stout Phoenix, Arizona, United States	53	Director, Member of Compensation Committee, Member of Nominating & Governance Committee	October 23, 2007	Chairman of the Board of Hypercom Corporation Chairman of the Board of EF Johnson Technologies, Inc.

John P. McHugh (3) Newcastle, California, United States	50	Director, Member of Compensation Committee, Member of Nominating & Governance Committee	March 12, 2010	Chief Marketing Officer of Brocade Communications

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation
Henry L. Perret Austin, Texas, United States	65	Director, Member of the Audit Committee, Member of the Nominating & Governance Committee	March 12, 2010	President and Chief Executive Officer of the Capital Area Food Bank of Texas

Steven E. Spooner Ottawa, Ontario, Canada	53	Chief Financial Officer	June 20, 2003	Chief Financial Officer of Mitel

Graham Bevington Chepstow, Wales, United Kingdom	51	Executive Vice President Sales, Service, Marketing International	June 28, 2006	Executive Vice President Sales, Service, Marketing International of Mitel

Jon Brinton Peoria, Arizona, United States	46	General Manager Mitel Netsolutions, Inc.	May 1, 2011	General Manager of Mitel Netsolutions

Ryan Donovan Sioux Falls, North Dakota, United States	35	General Manager Mitel DataNet	May 1, 2011	General Manager of Mitel DataNet

Gwilym Funnell Coogee, NSW, Australia	39	Vice President and Managing Director, Asia-Pacific Region	March 12, 2009	Vice President and Managing Director, Asia-Pacific Region of Mitel

Philip Keenan Roswell, Georgia, United States	48	Executive Vice President Sales, Service, Marketing Americas	December 1, 2010	Executive Vice President Sales, Service, Marketing - Americas of Mitel

Ronald G. Wellard Ottawa, Ontario, Canada	53	Executive Vice-President, General Manager Mitel Communications Solutions	October 23, 2007	Executive Vice-President, General Manager of Mitel Communications Solutions

(1)	Mr. Charbonneau routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Charbonneau was a director of METConnex Inc., which filed a notice of intention to file for bankruptcy protection on September 28, 2006. Mr. Charbonneau resigned from the board of METConnex Inc. in June 2007. Mr. Charbonneau is currently a director of Trellia Networks Corporation, a portfolio company of Skypoint Telecom Fund II, which filed a proposal under the Canadian Bankruptcy and Insolvency Act that was accepted by the Courts in February, 2011.
(2)	Mr. Kowal routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Kowal has served as a director of MagnaChip Semiconductor LLC since September 2008. MagnaChip Semiconductor LLC filed for bankruptcy in June 2009.
(3)	Mr. McHugh took a position as Vice President and General Manager of the Enterprise Data Networking Product Unit for Nortel Networks in December, 2008. In January, 2009, Nortel Networks filed for Chapter 11 Bankruptcy protection in Canada, the United States and the United Kingdom.

Executive officers are appointed by the board of directors to serve, subject to the discretion of the board of directors, until their successors are appointed.

Dr. Terence H. Matthews is our founder, our Chairman and a shareholder. Dr. Matthews has been a member of our board of directors since February 16, 2001 and has been involved with us and previously with Mitel Corporation (now Zarlink Semiconductor Inc.), for over 20 years. In 1972, he co-founded Mitel Corporation and served as its President until 1985 when British Telecommunications plc bought a controlling interest in the company. In 2001, companies controlled by Dr. Matthews purchased a controlling interest in Mitel Corporation’s communications systems division and the “Mitel” trademarks to form Mitel. Between 1986 and 2000, Dr. Matthews founded Newbridge Networks Corporation and served as its Chief Executive Officer and Chairman. Dr. Matthews is also the founder and Chairman of Wesley Clover International Corporation, an investment group with offices in the United Kingdom and Canada with investments in a broad range of next-generation technology companies, real estate and hotels and resorts. In addition, Dr. Matthews is currently Chairman, or serves on the board of directors, of a number of high technology companies including March Networks Corporation, Bridgewater Systems Inc., CounterPath Corporation, TrueContext Corporation, Solace Systems and DragonWave Inc. Dr. Matthews holds an honors degree in electronics from the University of Wales, Swansea and is a Fellow of the Institute of Electrical Engineers and of the Royal Academy of Engineering. He has been awarded honorary doctorates by several universities, including the University of Wales, Glamorgan and Swansea, and Carleton University in Ottawa. In 1994, he was appointed an Officer of the Order of the British Empire, and in the 2001 Queen’s Birthday Honours, he was awarded a Knighthood. In 2011, he was appointed Patron of the Cancer Stem Cell Research Institute at Cardiff University.

Richard D. McBee, who brings more than 20 years experience in telecommunications to the Company, was appointed to the role of President and Chief Executive Officer in January 2011. Prior to joining the Company, Mr. McBee served as President of the Communications & Enterprise Group of Danaher Corporation. In this role, he was responsible for annual sales derived from carrier, enterprise, and SMB markets via both direct sales and channel partners. Mr. McBee joined Danaher in 2007 as President, Tektronix Communications, following the acquisition by Danaher of Tektronix. During his 15 years with Tektronix, he held a variety of positions including Senior Vice President and General Manager, Communications Business Unit; Senior Vice President of Worldwide Sales, Service and Marketing; and Vice President of Marketing & Strategic Initiatives. Mr. McBee holds a Master’s Degree in Business Administration from the Chapman School of Business and Economics and graduated from the United States Air Force Academy with a Bachelor of Science in 1986.

Peter D. Charbonneau is a General Partner at Skypoint Capital Corporation, an early-stage technology venture capital firm, a position he has held since January 2001. From June 2000 to December 2000, Mr. Charbonneau was an Executive Vice President of March Networks Corporation. Mr. Charbonneau was appointed to our board of directors on February 16, 2001. Prior to his involvement with March Networks Corporation, Mr. Charbonneau spent 13 years at Newbridge Networks Corporation acting in numerous capacities including as Chief Financial Officer, Executive Vice President, President and Chief Operating Officer and Vice Chairman. He also served as a member of Newbridge Networks Corporation’s board of directors between 1996 and 2000. Mr. Charbonneau currently serves on the board of directors of a number of other companies, the majority of which are technology companies, including CounterPath Corporation, March Networks Corporation, Canadian Broadcasting Corporation, Teradici Corporation, Trellia Networks Inc. and True Context Corporation. Mr. Charbonneau holds a Bachelor of Science degree from the University of Ottawa and an MBA from University of Western Ontario. He has been a member of the Institute of Chartered Accountants of Ontario since 1979 and in June 2003 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Jean-Paul Cossart is an Associate Director of Infoteria of France, a company that provides technological coaching. He has held this position since 2004. Mr. Cossart was appointed to our board of directors on October 23, 2007. Prior to his involvement with Infoteria, Mr. Cossart was Vice President Strategy and Marketing of Cofratel since 2002, a company that provides PBX and LAN integration for the enterprise market and was a subsidiary of France Telecom. Mr. Cossart also held several positions at Alcatel-Lucent S.A. Mr. Cossart’s experience has spanned carrier, corporate and consumer markets; telephony, data/internet and broadcast services; and international development, global sales and marketing. Mr. Cossart currently serves on the board of directors of DragonWave Inc. and of the Institute of Directors (France). He is also a member of the executive committee of the French chapter of the Institute of Directors, United Kingdom. Mr. Cossart holds an Electronic Engineering degree from Ecole Supérieure d’Electricité.

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

Donald W. Smith joined us in April 2001 as Chief Executive Officer and a member of our board of directors. He retired from his position as Chief Executive Officer in January 2011 but remains on our board of directors. Mr. Smith has more than 30 years of experience in the communications technology industry, including over six years at Mitel Corporation (now Zarlink) which he joined in 1979 as a Product Manager and left in 1986, after over four years at the Executive Vice President level. He later founded and became President and Chief Executive Officer of Cambrian Systems Corporation, which was acquired by Nortel Networks Corporation. While with Nortel, Mr. Smith became Vice President and General Manager of OPTera Solutions, a division of Nortel and in January 2000, Mr. Smith was promoted to President of Optical Internet, Nortel. Mr. Smith holds a Bachelor of Science degree in Engineering from Imperial College, London University.

Norman Stout was appointed to our board of directors on October 23, 2007. Mr. Stout is the chairman of Hypercom Corporation, a public company headquartered in Phoenix, Arizona, and has held that position since December 2007. He has been a director of Hypercom Corporation since April 2003. Mr. Stout is also Chairman of the Board for EF Johnson Technologies, Inc., a company developing and selling secure land mobile systems and subscriber radios. He was also interim Chief Executive Officer for EF Johnson Technologies, Inc., from August 2010 until November 2010. He previously held the position of director and Chief Executive Officer of Inter-Tel from February 2006 to June 2008. He began his tenure at Inter-Tel in 1994 as a director. Four years later, he joined Inter-Tel as Executive Vice President, Chief Administrative Officer and President of Inter-Tel Software and Services. Prior to joining Inter-Tel, Mr. Stout was Chief Operating Officer of Oldcastle Architectural Products and since 1996, Mr. Stout also had served as President of Oldcastle Architectural West. Mr. Stout held previous positions as President of Superlite Block; Chief Financial Officer and Chief Executive Officer (successively) of Boorhem-Fields, Inc. of Dallas, Texas; and as a Certified Public Accountant with Coopers & Lybrand. Mr. Stout holds a Bachelor of Business Administration degree in Accounting from Texas A&M and an MBA from the University of Texas.

John McHugh was appointed to our board of directors on March 12, 2010. Mr. McHugh is an enterprise networking industry veteran with almost 30 years of related experience. Mr. McHugh is the Chief Marketing Officer for Brocade Communications Systems, Inc., a public company which offers data center networking and end-to-end enterprise and service provider networking solutions. Prior to his current role, Mr. McHugh was Vice President and General Manager of Nortel Networks Limited’s Enterprise

Network Solutions Business Unit and oversaw the restructuring and divestiture of that organization from Nortel. He also served briefly as a consultative executive at Silver Lake Management, L.L.C. where he worked on technology and company evaluations. Mr. McHugh also had a 26-year career at Hewlett-Packard Co., where he held a variety of executive management positions including Vice President and Worldwide General Manager of HP ProCurve. Mr. McHugh was responsible for global operations, sales, channels, marketing, R&D, strategic planning and business development. Mr. McHugh holds a Bachelor of Science in Electrical Engineering and Computer Science from the Rose-Hulman Institute of Technology.

Henry L. Perret was appointed to our board of directors on March 12, 2010. Mr. Perret is the President and Chief Executive Officer of the Capital Area Food Bank of Texas and also serves on its Board of Directors. Previously, he was employed by Zarlink Semiconductor, where he was Senior Vice President and General Manager of the Communication Products Group. Prior to joining Zarlink, Mr. Perret was President and Chief Executive Officer for Legerity, Inc., a communications company, from November 2003 to August 2007. From September 2001 to November 2003, he was the Chief Financial Officer for Legerity. Prior to joining Legerity, Mr. Perret was the Chief Financial Officer for Actel Corporation. Mr. Perret has also had financial roles at Applied Materials, Inc., National Semiconductor Corporation, Raytheon Semiconductor and General Electric Company. Mr. Perret holds a Bachelor of Science Degree in Business Administration with a concentration in Accounting from San Jose State University.

Steven E. Spooner joined us in June 2003 as Chief Financial Officer. Mr. Spooner has more than 25 years of financial, administrative and operational experience with companies in the high technology and telecommunications sectors. Between April 2002 and June 2003, he was an independent management consultant for various technology companies. From February 2000 to March 2002, Mr. Spooner was President and Chief Executive Officer of Stream Intelligent Networks Corp., a competitive access provider and supplier of point-to-point high speed managed bandwidth. From February 1995 to February 2000, Mr. Spooner served as Vice President and Chief Financial Officer of CrossKeys Systems Corporation, a publicly traded company between 1997 and 2001. Prior to that, Mr. Spooner was Vice President Finance and Corporate Controller of SHL Systemhouse Inc., also a publicly traded company. Mr. Spooner held progressively senior financial management responsibilities at Digital Equipment of Canada Ltd. from 1984 to 1990 and at Wang Canada Ltd. from 1990 to 1992. He is a Chartered Accountant and an honours Commerce graduate of Carleton University. Mr. Spooner also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Graham Bevington was recently appointed our Executive Vice President, Sales Service, Marketing International and was previously our Vice President and Managing Director of the Europe, Middle East and Africa Region since February 2001. Between January 2000 and February 2001, Mr. Bevington held the same position for Mitel Corporation (now Zarlink). From 1997 until December 1999, he was Managing Director at DeTeWe Limited. From 1986 until 1997, Mr. Bevington was Sales Director at Shipton DeTeWe Limited.

Jon Brinton was recently appointed General Manager, Mitel Netsolutions, our networks services division. Mr. Brinton joined the Company in 1999 through the acquisition of his own corporation, Network Services Agency, Inc. byInter-Tel Technologies, Inc. (now known as Mitel Technologies, Inc.) Through the years, Mr. Brinton has held various positions within the Company including: Vice President of Networks Services, and President of Mitel NetSolutions, Inc. Mr. Brinton holds a Bachelor of Science degree from Grand Canyon University.

Ryan Donovan was recently appointed General Manager, Mitel DataNet. Mr. Donovan joined the Company in 1999 through the acquisition of McLeod USA by Inter-Tel Technologies, Inc., now known as Mitel Technologies, Inc. Through the years, Mr. Donovan has held various positions within the Company including: DataNet Technology Consultant, DataNet National Sales Manager, and Mitel DataNet CommSource National Director of Sales. Mr. Donovan holds a Bachelor of Arts in Management degree from University of Sioux Falls as well as an Associates Degree of Applied Science in Business Administration from Southeast Technical Institute.

Gwilym R. Funnell joined Mitel in May 2002 as General Manager for South Pacific Region. Since May 2008, Mr. Funnell has held a role in marketing for the Asia Pacific region and in November 2008 was appointed Vice President and Managing Director, Asia Pacific Region. Prior to that he was the General Manager for March Networks Corporation from August 2001. Between 1990 and 2000 Mr. Funnell held progressively senior positions with Newbridge Networks Corporation and its affiliated companies. Following the acquisition of Newbridge by Alcatel-Lucent S.A., he held the position of Director of Solutions Marketing for Asia Pacific for the Carrier Internetworking Division. Mr. Funnell has over 19 years of experience in the information technology and telecommunications industry and holds a Bachelor of Engineering Honours degree from University of Manchester Institute of Science and Technology.

Philip Keenan joined Mitel in August 2010 as Director, Partner Business U.S.A. Mr. Keenan was appointed Executive Vice President, Sales, Service, Marketing Americas in May 2011. Prior to joining the Company, Mr. Keenan was a Vice President at Nortel Networks, Inc. from 2008 and held various Senior Vice President positions at Polycom, Inc. from 2001 to 2008. Mr. Keenan has a Bachelor of Science in Mining Geology from Cardiff University, Wales, U.K.

Ronald G. Wellard joined us in December 2003 as Vice President, R&D and until recently held the position of Executive Vice-President of Product Development and Operations. In May, 2011, Mr. Wellard was appointed Executive Vice-President and General Manager, Mitel Communications Solutions. Prior to July 2003, Mr. Wellard was a Vice President at Nortel Networks Corporation and held the position of Product Development Director for Meridian Norstar from 1994 to 1999. Mr. Wellard has a Bachelor of Applied Science, Systems Design Engineering degree from the University of Waterloo.

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

Audit Committee

The Company’s Board of Directors has an audit committee. Our audit committee is comprised of Messrs. Peter Charbonneau (Chair), Jean-Paul Cossart and Henry Perret. Our board of directors has determined that each of these directors meets the independence requirements of the rules and regulations of the Nasdaq and the SEC. As a U.S. listed issuer, we are not subject to the audit committee independence requirements of Canadian securities laws. The board of directors has determined that each of these directors is financially literate. Peter Charbonneau (Chair) has been identified as an “audit committee financial expert” as such term is defined by applicable U.S. securities laws.

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

All members of the audit committee have experience reviewing financial statements and dealing with related accounting and auditing issues. Each current member of the audit committee has the following relevant education and experience:

•

Peter Charbonneau is a General Partner in Skypoint Capital Corporation, an early-stage technology venture capital firm. He previously served as the chief financial officer and chief operating officer of Newbridge Networks Corporation. Mr. Charbonneau currently chairs the audit committee for each of March Networks, TrueContext Corporation and Canadian Broadcasting Corporation. He is a member of the audit committee for Teradici Corporation and CounterPath Corporation. Mr. Charbonneau has also served as a director and audit committee member at other companies, including Telus Corporation, BreconRidge and Cambrian Systems, Inc. From 1977 to 1986, he worked as an accountant at Deloitte & Touche LLP (as it is now known). Mr. Charbonneau holds a Bachelor of Science from the University of Ottawa, an MBA from the University of Western Ontario and is a Fellow of the Institute of Chartered Accountants of Ontario.

•

Jean-Paul Cossart is an Associate Director of Infoteria of France, a company that provides technological coaching. Prior to his involvement with Infoteria, Mr. Cossart was Vice President Strategy and Marketing of Cofratel, a former subsidiary of France Telecom that provides PBX and LAN integration for the enterprise market. Mr. Cossart also held several positions at Alcatel-Lucent S.A. and currently serves on the board of directors of DragonWave Inc. and the Institute of Directors (France). He is also a member of the executive committee of the French chapter of the Institute of Directors, United Kingdom. Mr. Cossart holds an Electronic Engineering degree from Ecole Supérieure d’Electricité.

•

Henry L. Perret is President and Chief Executive Officer of the Capital Area Food Bank of Texas. Prior to his current position, he was Senior Vice President and General Manager of the Communication Products Group of Zarlink Semiconductor Inc. Mr. Perret has previously served as Chief Executive Officer and Chief Financial Officer for Legerity, Inc. and has held financial roles at Actel Corporation, Applied Materials, Inc., National Semiconductor Corporation, Raytheon Semiconductor and General Electric Company. Mr. Perret holds a Bachelor of Science Degree in Business Administration with a concentration in Accounting from San Jose State University.

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

Compensation Committee

Our board of directors has established a compensation committee, the purpose of which is to assist our board of directors in establishing fair and competitive compensation and performance incentive plans. Our compensation committee is comprised of Messrs. Benjamin Ball (Chair), John McHugh and Norman Stout. Our board of directors has determined that each of these directors meets the independence requirements of the rules and regulations of the Nasdaq and the SEC. Mr. Stout was considered independent as of June 8, 2011. Prior to June 8, 2011, Mr. Stout was deemed non-independent because of his role as CEO of Inter-Tel which was acquired by us in 2007. The compensation committee is responsible for annually reviewing the compensation of our directors, our chief executive officer and certain other senior executives. To ensure an objective process for determining compensation, the compensation committee considers a variety of pre-determined, objective criteria and consults with independent third party advisers. In each case, the committee reviews the compensation received in the most recent period and assesses its appropriateness in the context of the responsibilities and performance of the individuals and industry trends. On this basis, the committee makes its annual compensation recommendations to the board.

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

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s compensation committee during the fiscal year ended April 30, 2011. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

Respectfully submitted,

Compensation Committee

Benjamin Ball, Chair

John McHugh

Norman Stout

Compensation Discussion & Analysis

Director Compensation

Directors who are not employees receive the annual service retainers and fees for attending meetings set forth below:

Annual service on the board of directors (other than Chair)	C$	25,000
Annual service as Chair of the board of directors	C$	100,000
Annual service as member of the audit committee (other than Chair)	C$	10,000
Annual service as Chair of the audit committee	C$	15,000
Annual service as a member of other standing committees	C$	7,500
Meeting fees (varies depending on whether in person, by phone and by Committee)	C$	500 – $2,000
Annual service on the board of directors (all non-employee directors)		10,000 stock options
Initial grant for new directors		5,000 stock options

All of our directors, with the exception of Richard McBee, who is also our CEO, and Donald Smith, our former CEO (until September 2012 when the compensatory terms of his Separation Agreement with the Company expire), are eligible to receive cash as a portion of their annual retainer. The directors (except for Mr. McBee and Mr. Smith) may elect to receive up to, but no more than, C$20,000 of their annual Board retainer in cash (payable quarterly) with the balance to be received in the form of stock options (or such other equity based compensation, as determined by the compensation committee and the Board).

The stock options have been granted pursuant to the 2006 Equity Incentive Plan. The number of stock options granted is calculated using the cash value divided by the Black-Scholes value at the time of grant. There were no options exercised by directors during the fiscal year ended April 30, 2011.

A director who is not also an executive officer is reimbursed for any out-of-pocket expenses incurred in connection with attending board or committee meetings.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its directors, nor has any director received any financial assistance from the Company or any subsidiary.

The following table sets forth a summary of compensation earned during the fiscal year ended April 30, 2011 to our non-executive directors:

Name	Fees earned ($)	Share- based awards ($)	Option- based awards ($)	Option- based awards ($)	Non- equity incentive plan awards ($)	Pension value ($)	All other compensation ($)	Total ($)
Benjamin H. Ball (1)	—	—	—	100,012	—	—	—	100,012
Peter D. Charbonneau	21,084	—	—	93,687	—	—	—	114,771
Jean-Paul Cossart (2)	21,084	—	—	84,199	—	—	—	105,283
Andrew J. Kowal (1)	—	—	—	84,990	—	—	—	84,990
Terence H. Matthews	—	—	—	155,884	—	—	—	155,884
John McHugh	—	—	—	106,533	—	—	—	106,533
Gilbert S. Palter (3)	—	—	—	65,751	—	—	—	65,751
Henry L. Perret	—	—	—	117,865	—	—	—	117,865
Norman Stout	5,271	—	—	104,485	—	—	—	109,756
Donald W. Smith (4)	—	—	—	—	—	—	—	—

(1)	Stock options granted in connection with Mr. Ball and Mr. Kowal acting as directors of the Company were granted to Francisco Partners Management, LLC of which Mr. Ball and Mr. Kowal are partners.
(2)	Stock options granted in connection with Mr. Cossart acting as a director of the Company were granted to Scivias S.a.r.l., a company in which Mr. Cossart is a shareholder.
(3)	Stock options granted in connection with Mr. Palter acting as a director of the Company were granted to EdgeStone of which he is a Principal. Mr. Palter resigned as a director on January 19, 2011.
(4)	Mr. Smith retired from his position of CEO in January, 2011 but will continue to receive severance payments in accordance with the terms of his Separation Agreement with the Company until September 2012. Mr. Smith remains on the Board of Directors and will not receive compensation in his role as a director until September 2012.

Nasdaq Corporate Governance Rules

Rule 5620(c) of the Nasdaq corporate governance rules generally requires that a listed company’s by-laws provide for a quorum for any meeting of the holders of the company’s common shares of at least 33-1/3% of the company’s outstanding common shares. Rule 5605(d) of the Nasdaq corporate governance rules generally requires that the compensation of a listed company’s executive officers must be determined, or recommended to the board of directors for determination, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate or by a compensation committee comprised solely of independent directors. Rule 5605(e)(1) of the Nasdaq corporate governance rules generally requires that director nominees must be selected or recommended for the board of director’s selection either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominations committee comprised solely of independent directors.

Pursuant to the Nasdaq corporate governance rules we, as a foreign private issuer, have elected to comply with practices that are permitted under Canadian law in lieu of the provisions of Rule 5620(c), Rule 5605(d) and Rule 5605(e)(1). Our by-laws provide that a quorum of shareholders is present at a meeting of our shareholders if the holders of at least 25% of the shares entitled to vote at the meeting are present in person or represented by proxy, provided that a quorum shall be not less than two persons. Our board of directors determines the compensation of our executive officers, with the assistance of the compensation committee of our board of directors. The nominating and corporate governance committee of our board of directors is generally responsible for selecting our director nominees, except that pursuant to the terms of the Shareholders’ Agreement, certain of our shareholders may nominate some members of our board of directors. See “Item 13—Shareholders’ Agreement—Board Nomination Rights”.

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

We retain independent compensation consultants from time to time to assist in determining executive compensation packages. The nature and scope of the services rendered by the consultants include:

•	assisting in identifying members of our peer group for comparison purposes;

•	helping to determine compensation levels at the peer group companies;

•	providing advice regarding executive compensation best practices and market trends;

•	assisting with the redesign of any compensation program, as needed;

•	preparing for and attending selected management or committee meetings; and

•	providing advice throughout the year.

In the fiscal year ended April 30, 2011, we retained Radford, an Aon Consulting Company, to provide us with survey data and other benchmark information related to trends and competitive practices in executive compensation. The reference market used to benchmark executive compensation included companies who operate in a similar industry segment to us. The comparable companies used to benchmark our executive compensation included Aastra, ADTRAN, Brocade, CAE, Ciena Corporation, Cognos Incorporated (now part of IBM Corporation), Comtech Telecommunications Corp., Constellation Software, Extreme Networks , F5 Networks, JDS Uniphase, MacDonald, Dettwiler and Associates, Open Text , Polycom, Sierra Wireless, Smart Technologies, Tekelec, and Tellabs.

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

For the fiscal year ended April 30, 2011, the named executive officers (“NEO”s) include: Richard D. McBee, President and CEO; Donald W. Smith, former CEO; Steven E. Spooner, CFO; Paul A.N. Butcher, former President and COO; Graham Bevington, Executive Vice President Sales, Service Marketing International (formerly Vice President and Managing Director Europe, Middle East and Africa); and Ronald G. Wellard, Executive Vice President General Manager, Mitel Communications Solutions (formerly Executive Vice President Product Development and Operations). Mr. Butcher’s employment with the Company terminated on April 30, 2011. The annual performance incentive targets for the fiscal year ended April 30, 2011, for our NEOs ranged between 50% and 65% of base salary. The annual performance incentive compensation is contingent upon our achievement of certain financial objectives, including annual revenue, gross margin and operating expense targets, which targets were established by our compensation committee. With the exception of our new CEO, Richard McBee, the same targets were applicable to all executive officers. Since we did not meet our incentive targets, no compensation was paid under this program during fiscal year 2011. Pursuant to the terms of his employment agreement, Mr. McBee was paid a guaranteed cash bonus of $100,000 for the period January to April 30, 2011.

Long-Term Incentive Plans. Our compensation committee believes that equity based long-term incentive compensation is a fundamental component of our executives’ compensation program. Grants of options under our equity incentive plans assist us in retaining employees and attracting critical key talent by providing individuals with an opportunity for capital investment in the Company. In addition, the granting of options ensures that the interests of our executive officers are aligned with those of our shareholders. Options are granted primarily based on the extent of the individual’s responsibility and performance and are also granted to attract new executive officers and to recognize job promotions.

Our President and CEO recommends levels of option grants for our NEOs to our compensation committee based on skills, responsibilities and performance. Previous grants of options are also taken into consideration. Our compensation committee approves grants of options after discussion and analysis of the material provided to them.

During the fiscal year ended April 30, 2010, there were 2,110,000 options granted to the NEOs. There were 70,001 options exercised by the NEOs during the fiscal year ended April 30, 2011.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its executive officers nor has any executive officer received any financial assistance from the Company or any subsidiary.

The following table sets forth a summary of compensation paid during the fiscal year ended April 30, 2011 to our NEOs:

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Annual Non- equity Incentive Plan Compensation ($)	Option- based Awards ($)(2)	Pension Value ($)	All Other Compensation ($) (3)	Total ($)
Richard D. McBee	2011	190,154	—	4,634,577	—	105,538	4,930,269
Chief Executive Officer(4)	2010	—	—	—	—	—	—
	2009	—	—	—	—	—	—
Donald W. Smith	2011	737,375	—	111,079	7,478	1,061,327	1,917,259
Chief Executive Officer (5)	2010	485,609	—	—	4,934	126,269	616,812
	2009	564,498	—	63,053	5,635		633,186
Steven E. Spooner	2011	398,947	—	111,079	3,989	11,592	525,607
Chief Financial Officer(6)	2010	314,484	—	—	3,234	66,643	384,361
	2009	331,159	—	31,526	13,733		376,418
Paul A.N. Butcher	2011	469,120	—	—	23,758	1,018,951	1,511,829
President and Chief Operating	2010	369,981	—	—	20,502	120,370	510,853
Officer (7)	2009	389,371	—	25,224	16,800	46,821	478,216
Graham Bevington	2011	353,417	—	133,295	18,958	17,344	523,014
Executive Vice President Sales,	2010	353,100	—	—	17,533	25,746	396,379
Service, Marketing International (8)	2009	366,572	—	15,763	19,647		401,982
Ronald G. Wellard	2011	317,336	—	133,295	3,173	10,722	464,526
Executive Vice President,	2010	243,733	—	—	2,500	31,544	277,777
General Manager, Mitel Communications Solutions(9)	2009	234,512	—	15,763	8,545		258,820

(1)	Mr. Smith volunteered to receive reductions in his annual base salary (10% commencing November 8, 2008; 25% commencing January 5, 2009; and 30% commencing February 2, 2009). Mr. Spooner and Mr. Butcher each volunteered to receive reductions in their annual base salary (10% commencing November 8, 2008; 15% commencing January 17, 2009; and 20% commencing February 14, 2009). Mr. Wellard and Mr. Bevington each volunteered to receive reductions in their annual base salary (10% commencing November 8, 2008; and 15% commencing January 31, 2009). These reductions are reflected in the above table.

Effective July 1, 2010, as part of a general phase out of the Company’s reduced work program, the Company made the decision to phase out the reductions to annual base salaries detailed above. As a result, on each of July 1, 2010, October 1, 2010, January 1, 2011 and April 1, 2011, the salaries of each of Mr. Smith, Mr. Spooner and Mr. Butcher increased by an amount equal to 25% of the amount by which their respective salaries had been reduced, returning their salaries to the full amount. Also on July 1, 2010, the salaries of each of Mr. Wellard and Mr. Bevington increased by an amount equal to 50% of the amount by which their respective salaries had been reduced and on October 1, 2010 and January 1, 2011, their respective salaries increased by 25%, returning their salaries to the full amount.

Compensation to Mr. Smith, Mr. Spooner, Mr. Butcher and Mr. Wellard is paid in Canadian dollars, but converted to U.S. dollars at the average of the noon buying rate for the relevant period. The Canadian dollar salaries for 2011, 2010 and 2009 are as follows: Mr. Smith (2011 – C$699,471, 2010 – C$527,022, 2009 – C$672,021), Mr. Spooner (2011 – C$378,439, 2010 –

C$341,304, 2009 – C$394,237), Mr. Butcher (2011 – C$445,005, 2010 – C$401,533, 2009 – C$463,537) and Mr. Wellard (2011 – C$301,024, 2010 – C$264,518, 2009 – C$279,181).

Compensation to Mr. Bevington (base, commission and pension value) is paid in British pounds sterling but converted to U.S. dollars at the average of the noon buying rates for the relevant period. The British pounds sterling earnings, base and commission, for 2011, 2010 and 2009 for Mr. Bevington are as follows: 2011—£211,755, 2010 – £221,336, 2009 – £216,129.

(2)	These options were granted under the 2006 Equity Incentive Plan.
(3)	On July 9, 2009, the Board approved a reduction in the exercise price of all outstanding stock options for current employees and directors to $3.75 per share, under both the 2006 Equity Incentive Plan and the 2001 Stock Option Plan. Option based awards granted to our directors and NEOs are valued on the date of grant using the Black-Scholes option-pricing model, using the same principles as described in the Company’s management’s discussion and analysis of financial condition and results of operations for fiscal year 2010 filed with the SEC and the Canadian Securities Administrators and available at www.sec.gov and www.sedar.com.

All Other Compensation for Mr. Smith, Mr. Spooner, Mr. Butcher, Mr. Wellard and Mr. Bevington for fiscal 2010 includes $126,269, $66,643, $80,672, $26,307 and $25,746 respectively for the additional Black-Scholes value related to the re-pricing of options.

(4)	Mr. McBee joined the Company as a director and CEO in January 2011. Mr. McBee’s annual salary is $600,000. Mr. McBee does not receive compensation in his role as a director. Mr. McBee’s fiscal 2011 annual non-equity incentive plan compensation consists of a $100,000 bonus. All Other Compensation for Mr. McBee for fiscal 2011 includes $5,538 in respect of car allowance.
(5)	All Other Compensation for Mr. Smith includes $11,961 in respect of car allowance and $969,482 for severance payments in accordance with the terms of his Separation Agreement with the Company until September 2012. Mr. Smith retired from his position of CEO in January 2011. Mr. Smith remains on the Board of Directors and will not receive compensation in his role as a director until September 2012.
(6)	All Other Compensation for Mr. Spooner for fiscal 2011 is in respect of a car allowance.
(7)	All Other Compensation for Mr. Butcher for fiscal 2011 includes $42,369 for the issuance of 7,676 deferred share units, $17,519 in respect of a car allowance and $959,063 for severance payments in accordance with the terms of his employment contract until October 2012. All Other Compensation for fiscal 2010 includes $39,698 for the issuance of 2,309 deferred share units. Mr. Butcher’s employment with the Corporation terminated on April 30, 2011.
(8)	Salary for Mr. Bevington includes $148,026, $176,818 and $162,735 in commission payments in fiscal 2011, fiscal 2010 and fiscal 2009 respectively. All Other Compensation for Mr. Bevington includes $17,344 in respect of a car allowance.
(9)	All Other Compensation for Mr. Wellard includes $7,983 in fiscal 2011 in respect of a car allowance and $2,738 in fiscal 2011 and $5,247 in fiscal 2010 for patent awards.

Options Outstanding

The following table sets forth information regarding options for the purchase of common shares outstanding as of April 30, 2011 to our directors and NEOs. The closing price of our common shares on April 30, 2011 was $5.29 per share.

Name	Number of securities underlying unexercised options(1)	Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in-the-money options	Number of shares or units of shares that have not vested	Market or payout value of share-based awards that have not vested
Terence H. Matthews	4,396	4,396	—	$3.75	15-Jul-11	$6,769.84	—	$—
Chairman	5,264	5,264	—	$3.75	27-Jul-11	$8,106.56	—	$—
	396	396	—	$3.75	8-Jun-11	$609.84	—	$—
	6,400	6,400	—	$3.75	28-Mar-12	$9,856.00	—	$—
	1,379	1,034	345	$3.75	26-Jul-12	$2,123.66	345	$531.30

	8,033		6,024	2,009	$3.75	23-Oct-12	$12,370.82	2,009	$3,093.86
	9,914		4,957	4,957	$3.75	8-Oct-13	$15,267.56	4,957	$7,633.78
	9,438		2,359	7,079	$3.75	9-Jul-14	$14,534.52	7,079	$10,901.66
	69,549		17,387	52,162	$3.75	24-Sep-14	$107,105.46	52,162	$80,329.48
	52,295		—	52,295	$6.50	16-Sep-17	$—	52,295	$—
Peter D. Charbonneau	3,480		3,480	—	$3.75	15-Jul-11	$5,359.20	—	$—
Vice Chairman	2,413		2,413	—	$3.75	27-Jul-11	$3,716.02	—	$—
	1,469		1,469	—	$3.75	8-Jun-11	$2,262.26	—	$—
	4,418		4,418	—	$3.75	9-Jun-11	$6,803.72	—	$—
	3,745		3,745	—	$3.75	28-Mar-12	$5,767.30	—	$—
	3,396		2,547	849	$3.75	26-Jul-12	$5,229.84	849	$1,307.46
	2,209		1,656	553	$3.75	23-Oct-12	$3,401.86	553	$851.62
	4,741		2,370	2,371	$3.75	8-Oct-13	$7,301.14	2,371	$3,651.34
	19,253		4,813	14,440	$3.75	9-Jul-14	$29,649.62	14,440	$22,237.60
	19,126		4,781	14,345	$3.75	24-Sep-14	$29,454.04	14,345	$22,091.30
	32,668		—	32,668	$6.50	16-Sep-17	$—	32,668	$—
Benjamin H. Ball	8,233		6,174	2,059	$3.75	23-Oct-12	$12,678.82	2,059	$3,170.86
Director(2)	8,529		4,264	4,265	$3.75	8-Oct-13	$13,134.66	4,265	$6,568.10
	29,446		7,361	22,085	$3.75	9-Jul-14	$45,346.84	22,085	$34,010.90
	46,945		11,736	35,209	$3.75	24-Sep-14	$72,295.30	35,209	$54,221.86
	62,200		—	62,200	$6.50	16-Sep-17	$—	62,200	$—
Jean-Paul Cossart	1,334	(3)	1,334	—	$3.75	9-Sep-11	$2,054.36	—	$—
Director(4)	1,334	(3)	1,334	—	$3.75	8-Dec-11	$2,054.36	—	$—
	1,334	(3)	1,334	—	$3.75	1-Feb-12	$2,054.36	—	$—
	1,004		753	251	$3.75	23-Oct-12	$1,546.16	251	$386.54
	2,858		1,429	1,429	$3.75	8-Oct-13	$4,401.32	1,429	$2,200.66
	18,121		4,530	13,591	$3.75	9-Jul-14	$27,906.34	13,591	$20,930.14
	15,649		3,912	11,737	$3.75	24-Sep-14	$24,099.46	11,737	$18,074.98
	27,499		—	27,499	$6.50	16-Sep-17	$—	27,499	$—
Andrew Kowal	8,233		6,174	2,059	$3.75	23-Oct-12	$12,678.82	2,059	$3,170.86
Director(2)	8,529		4,264	4,265	$3.75	8-Oct-13	$13,134.66	4,265	$6,568.10
	29,446		7,361	22,085	$3.75	9-Jul-14	$45,346.84	22,085	$34,010.90
	46,945		11,736	35,209	$3.75	24-Sep-14	$72,295.30	35,209	$54,221.86
	62,200		—	62,200	$6.50	16-Sep-17	$—	62,200	$—

John McHugh	33,276		—	33,276	$6.50	16-Sep-17	$—	33,276	$—
Director									$—
Henry L. Perret	34,376		—	34,376	$6.50	16-Sep-17	$—	34,376	$—
Director
Donald W. Smith	133,334		133,334	—	$3.75	26-Jul-11	$205,334.36	—	$—
Director	40,000		40,000	—	$3.75	1-Feb-12	$61,600.00	—	$—
	66,668	(6)	16,666	50,002	$3.75	12-Mar-14	$102,668.72	50,002	$77,003.08
	25,000		4,687	20,313	$3.75	15-Jul-17	$38,500.00	20,313	$31,282.02
Norman Stout	33,334	(5)	25,001	8,333	$3.75	23-Oct-12	$51,334.36	8,333	$12,832.82
Director	2,858		1,429	1,429	$3.75	8-Oct-13	$4,401.32	1,429	$2,200.66
	9,438		2,359	7,079	$3.75	9-Jul-14	$14,534.52	7,079	$10,901.66
	17,388		4,347	13,041	$3.75	24-Sep-14	$26,777.52	13,041	$20,083.14
	25,359		—	25,359	$6.50	16-Sep-17	$—	25,359	$—
Richard D. McBee	1,500,000	(7)	61,551	1,438,449	$5.16	19-Jan-18	$195,000.00	1,438,449	$186,998.37
Chief Executive Officer	500,000		32,198	467,802	$5.16	19-Jan-18	$65,000.00	467,802	$60,814.26
Steven E. Spooner	15,000		15,000	—	$3.75	26-Jul-11	$23,100.00	—	$—
Chief Financial Officer	5,000		5,000	—	$3.75	9-Sep-11	$7,700.00	—	$—
	1,667		1,250	417	$3.75	9-Dec-11	$2,567.18	417	$642.18
	38,334		38,334	—	$3.75	27-Jul-11	$59,034.36	—	$—
	26,667		26,667	—	$3.75	1-Feb-12	$41,067.18	—	$—
	33,334	(6)	8,333	25,001	$3.75	12-Mar-14	$51,334.36	25,001	$38,501.54
	25,000		4,687	20,313	$8.79	23-Oct-12	$—	20,313	$—
Paul A. N. Butcher	50,000		50,000	—	$3.75	26-Jul-11	$77,000.00	—	$—
President & Chief	26,667		26,667	—	$3.75	1-Feb-12	$41,067.18	—	$—
Operating Officer	26,668	(6)	6,666	20,002	$3.75	12-Mar-14	$41,068.72	20,002	$30,803.08
Graham Bevington	20,000		20,000	—	$3.75	26-Jul-11	$30,800.00	—	$—
Vice President and	267		267	—	$3.75	8-Jun-11	$411.18	—	$—
Managing Director Europe-	5,334		5,334	—	$3.75	1-Feb-12	$8,214.36	—	$—
Middle East and Africa	16,668	(6)	4,166	12,502	$3.75	12-Mar-14	$25,668.72	12,502	$19,253.08
	30,000		5,625	24,375	$8.79	15-Jul-17	$—	24,375	$—
Ronald G. Wellard	11,667		11,667	—	$3.75	26-Jul-11	$17,967.18	—	$—

10,000		10,000	—	$3.75	27-Jul-11	$15,400.00	—	$—
5,000		3,750	1,250	$3.75	23-Oct-12	$7,700.00	1,250	$1,925.00
16,668	(6)	4,166	12,502	$3.75	12-Mar-14	$25,668.72	12,502	$19,253.08
30,000		5,625	24,375	$8.79	1-Feb-12	$—	24,375	$—

(1)	Each stock option award was granted pursuant to our 2001 Stock Option Plan, our 2006 Equity Incentive Plan or, in the case of Mr. McBee, as an inducement (as described in note 10 below). All of these stock options are unexercised.
(2)	The stock options granted to Francisco Partners Management, LLC have been reflected next to the names of Mr. Ball and Mr. Kowal, who are partners of Francisco Partners Management, LLC. An aggregate of 155,353 options have been granted to Francisco Partners Management, LLC.
(3)	Stock options were granted in connection with consulting fees prior to Mr. Cossart’s appointment as a director of the Company.
(4)	Stock options granted in connection with Mr. Cossart acting as a director of the Company were granted to Scivias S.a.r.l., a company in which Mr. Cossart is a shareholder.
(5)	Stock options were granted to Mr. Stout as an employee prior to his appointment as a director of the Company.
(6)	Represents performance-based stock options granted under the 2006 Equity Incentive Plan. The stock options vest as to 12.5% on each of the first, second, third and fourth anniversaries from the date of grant. The remaining 50% vest as follows: 12.5% of the options vest on the trigger date and the remainder vest monthly over an 18-month period following the issue date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price is equal to or greater than $16.80 per share (“Trigger Date”). All unexercised options expire on the earlier of 24 months after the Trigger Date or five years from the date of grant.
(7)	515,175 of the stock options granted to Mr. McBee as a component of his employment compensation, have been granted as an inducement, material to his entering into employment with us. These inducement options will vest on the same vesting schedule as options granted under the 2006 Equity Incentive Plan. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Company.

Incentive Plan Awards – Value Vested or Earned During the Year

The following table lists, with respect to each NEO, the value of all option-based and share-based awards that have vested, and all non-equity incentive plan compensation earned, during the fiscal year ended April 30, 2011.

Name	Option-based awards - Value vested during the year ($)(1)	Non-equity incentive plan compensation - Value earned during the year ($)(2)
Richard D. McBee	$12,187	—
Steven E. Spooner	$35,164	—
Paul A.N. Butcher	$100,100	—
Ronald G. Wellard	$15,015	—
Graham Bevington	$22,305	—
Donald W. Smith	$141,167	—
Benjamin H. Ball	$35,862	—
Peter D. Charbonneau	$20,767	—
Jean-Paul Cossart	$15,003	—
Andrew J. Kowal	$35,862	—
Terence H. Matthews	$40,467	—
John McHugh	—	—
Henry L. Perret	—	—
Norman Stout	$24,263	—

(1)	Represents the total value of options that vested in fiscal 2011. The closing price of our common shares on April 30, 2011 was $5.29 per share.

(2)	Represents the total value of annual cash incentive awards for fiscal 2011. These amounts are also reported in the Summary Compensation Table.

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

As of June 15, 2011, there are options to acquire 547,585 common shares granted under our 2001 Stock Option Plan.

Effective September 7, 2006, shares subject to outstanding awards under the 2001 Stock Option Plan which lapse, expire or are forfeited or terminated will no longer become available for grants under this plan. Instead, new stock options and other equity grants will be made under the 2006 Equity Incentive Plan (described below), which became effective on September 7, 2006.

In the first quarter of fiscal 2009, our board of directors approved the extension of the expiry date of outstanding stock option grants for 837 employees and directors holding options to purchase 604,095 common shares. The expiry date was extended by two years so that options expiring in July 2009 now expire in July 2011. Stock options held by NEOs and certain other management level employees who were part of this group agreed to a new vesting schedule in connection with these options. The options were extended to foster continued employee confidence in the value potential of the Company and to acknowledge ongoing and outstanding employee commitment.

In the fourth quarter of fiscal 2010, our board of directors approved the extension of the expiry date of outstanding stock option grants for 918 employees and directors holding options to purchase 302,312 common shares. The expiry date was extended by one year so that options expiring in calendar 2010 now expire in calendar 2011.

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

The 2006 Equity Incentive Plan provides us with increased flexibility and choice in the types of equity compensation awards, including options, deferred share units, restricted stock units, performance share units and other share-based awards. The principal purpose of the 2006 Equity Incentive Plan is to assist us in attracting, retaining and motivating employees, directors, officers and consultants through performance-related incentives.

The initial aggregate number of common shares that may be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements was 5,600,000 common shares (the “Initial Option Pool”) provided that an additional number of common shares of up to three percent of the number of our common shares then outstanding may be added to the Initial Option Pool each year for three years starting on March 5, 2011, at the discretion of the compensation committee. Effective March 5, 2011, the compensation committee approved an increase to the Initial Option Pool of three percent, such that the total aggregate number of common shares that may be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Company is now 7,188,298. Common shares subject to outstanding awards under our 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan.

In order to motivate and retain our employees, on July 9, 2009, our board of directors approved a reduction in the exercise price of all outstanding stock options, under both our 2006 Equity Incentive Plan and our 2001 Stock Option Plan, for employees and directors to $3.75 per share.

As of June 15, 2011, options to acquire 4,601,949 common shares were issued and outstanding under the 2006 Equity Incentive Plan. During fiscal 2011, the Company issued options to acquire 3,186,372 common shares, under the 2006 Equity Incentive Plan, and 377,866 options to acquire Common Shares vested, under both the 2006 Equity Incentive Plan and the 2001 Stock Option Plan.

Inducement Options

On January 19, 2011, Richard McBee was granted 515,175 stock options as a component of his employment compensation. These stock options were granted as an inducement material to his entering into employment with us and will vest on the same vesting schedule as options granted under the 2006 Equity Incentive Plan. The grant of the options was approved by all of the independent directors of the board in reliance on Nasdaq Listing Rule 5635(c)(4), which exempts employment inducement grants from the general requirement of the Nasdaq Listing Rules that equity-based compensation plans and arrangements be approved by shareholders. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan and all other security-based compensation arrangements. As of June 15, 2011, all of these options were outstanding.

Total Options Outstanding

As of June 15, 2011, options to acquire 5,664,709 common shares were issued and outstanding under the 2001 Stock Option Plan and the 2006 Equity Incentive Plan and inducement options granted to Mr. McBee, representing approximately 10.7% of our outstanding common shares.

Deferred Share Unit Plan

On December 9, 2004, we adopted a deferred share unit plan in order to promote a greater alignment of interests among two of our executive officers and our shareholders. During fiscal 2011, Paul Butcher, our former President and COO, was the only remaining participant in our deferred share unit plan. Our previous supplemental executive retirement plan was wound up and terminated by us in favor of the deferred share unit plan.

Each deferred share unit entitles the holder to receive a cash lump sum payment equal to the market value of our common shares the day immediately following the date the participant ceases to be an executive of the Company, unless the participant elects to receive the that lump sum payment at a later date, which cannot be later than the last business day of the calendar year following the year in which the participant ceased to be an executive of the Company. Deferred share units are not considered shares, nor is the holder of any deferred share unit entitled to voting rights or any other rights attaching to the ownership of shares.

As of June 15, 2011, 45,217 deferred share units had been awarded to Mr. Butcher under our deferred share unit plan. Mr. Butcher’s employment with the Company ended on April 30, 2011. Pursuant to the terms of the deferred share unit plan, Mr. Butcher has elected and is entitled to receive a lump sum payment for deferred share units granted to him on July 12, 2012 (in accordance with a payment formula set forth in the plan).

As of April 30, 2011 we had recorded a liability of $0.2 million in the consolidated balance sheet in respect of our obligations under the deferred share unit plan. Upon Mr. Butcher’s pay-out on July 12, 2012, there will be no further participants under this plan.

Pension and Retirement Plans

We maintain defined contribution pension plans that cover a number of our employees. Where a contribution is provided by the Company, we provide a contribution of either 1% or 6% of participating employees’ pensionable earnings.

The following table sets forth, for each NEO, information regarding defined contribution pension amounts credited to or earned by the NEO during or as at the end of fiscal year 2011.

Defined Contribution Plan Table

Name	Accumulated value at start of year $ (1)	Compensatory $	Non- compensatory $	Accumulated value at year end $
Donald W. Smith	53,963	7,478	9,740	71,181
Steven E. Spooner	58,133	3,989	19,086	81,208
Paul A.N. Butcher	215,650	23,758	21,714	261,122
Ronald G. Wellard	28,621	3,173	2,664	34,458

(1)	The accumulated value at the start of fiscal 2011 may vary from the accumulated value at the end of the fiscal 2010 due to the fluctuation in foreign exchange rates.

There were no material accrued obligations at the end of fiscal 2011 pursuant to our defined contribution pension plans.

We currently maintain a defined benefit pension plan for certain of our past and present employees in the United Kingdom. The plan was closed to employees in June 2001. The defined benefit plan provides pension benefits based on length of service and final average earnings. The pension costs are actuarially determined using the projected benefits method pro-rated on services and management’s best estimate of the effect of future events. Pension plan assets are valued at fair value. As of April 30, 2011, the $194.5 million projected benefit obligation exceeded the fair value of the defined benefit plan assets of $133.1 million, resulting in a pension liability of $61.4 million.

Defined Benefits Plan Table

Name	Number of years credited service	Annual benefits payable		Accrued obligation at start of fiscal year $	Compensatory change $	Non- compensatory change $	Accrued obligation at fiscal year end $
		At year end $	At age 65 $
Graham Bevington	11 years and 3 months	35,321	72,745	446,825	9,377	80,664	536,867

For the purposes of our pension plan in the United Kingdom, the age of retirement is 65 years. There are provisions for early retirement starting at 55 years with the benefit decreasing for each of the years retired before 65 years. This value is determined by the plan actuary. There is no policy for granting additional years of service or additional credit of service.

Employment Agreements

Richard D. McBee. Rich McBee is employed as our CEO. Effective as of January 13, 2011, we executed an Employment Agreement with Mr. McBee. Mr. McBee is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement. If Mr. McBee’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. McBee’s employment without cause or Mr. McBee ends his employment relationship with us, in either case within 12 months of such change of control, he will receive a severance payment totaling 24 months’ salary and bonus compensation (paid over a 24-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Mr. McBee receives an annual base salary of $600,000, a monthly car allowance of $1,500, fuel and maintenance reimbursement for one vehicle and he participates in our standard employee benefit plans. Mr. McBee is also entitled to receive an annual bonus payment of $400,000 dependent upon the achievement of business goals and subject to the approval of the compensation committee of our board of directors. In addition, pursuant to the terms of his employment agreement, Mr. McBee was granted options to purchase 2,000,000 common shares (500,000 of which are performance based and the remaining 1,500,000 are regular time-based). Mr. McBee’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Donald W. Smith. Don Smith was employed as our CEO until January 2011. Effective January 17, 2011, Mr. Smith retired as our CEO but remains on our board of directors. Effective September 1, 2010, we entered into a separation agreement with Mr. Smith (the “Separation Agreement”). In accordance with the terms of the Separation Agreement, Mr. Smith will continue to receive his salary, benefits and continued vesting of options until August 31, 2012. Mr. Smith also received a payment in lieu of bonus until August 31, 2012 which will be calculated based on his average bonus for the previous three fiscal years. Mr. Smith continues to be bound by all confidentiality, non-disclosure, non-solicitation and intellectual property obligations as contained in his amended and restated employment agreement with the Company, dated March 12, 2010.

Prior to January 17, 2011, Mr. Smith received an annual base salary of C$750,000, stock options, a monthly car allowance of C$1,000, fuel and maintenance reimbursement for one vehicle and participated in our standard employee benefit plans Mr. Smith’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

By way of a letter agreement between Mr. Smith and Dr. Matthews dated March 1, 2002, as amended, Dr. Matthews granted to Mr. Smith options to purchase 200,000 of our common shares with an exercise price of C$52.50 from the holdings of Dr. Matthews. All of these options have vested and none have been exercised. These options to Mr. Smith expire on March 1, 2012.

Paul A.N. Butcher. Paul Butcher was employed as our President and COO, reporting to the CEO until April 30, 2011. On March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Butcher. Effective April 30, 2011, Mr. Butcher’s employment with the Company was terminated without cause and therefore under the terms of Mr. Butcher’s employment agreement, Mr. Butcher will receive severance payments totaling 18 months of salary and bonus compensation (paid over an 18-month period), plus benefit continuation (or benefits in lieu where such benefits are not available) and continued vesting of stock options for the same period. During fiscal 2011, Mr. Butcher received an annual base salary of C$500,000, a monthly car allowance of C$1,500, fuel and maintenance reimbursement for one vehicle and participated in our standard employee benefit plans. Mr. Butcher also holds 45,217 deferred share units (“DSUs”) under the Company’s DSU Plan and, as such, is entitled to a lump-sum payment on July 12, 2012 (the “Payment Date”) equal to the number of DSUs held at such time multiplied by the five-day weighted average trading price (immediately preceding the Payment Date) of the Company’s common shares on Nasdaq. Mr. Butcher’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

By way of a letter agreement between Mr. Butcher and Dr. Matthews dated March 1, 2002, as amended, Dr. Matthews granted to Mr. Butcher options to purchase 66,667 of our common shares with an exercise price of C$52.50 from the holdings of Dr. Matthews. All of these options have vested and none have been exercised. These options to Mr. Butcher expire on March 1, 2012.

Steven E. Spooner. Steve Spooner is employed as our CFO, reporting to our President and CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Spooner under which he is employed for an indefinite term, subject to termination in accordance with its terms. If Mr. Spooner’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Spooner’s employment without cause or Mr. Spooner ends his employment relationship with us, in either case within 12 months of such change of control, he will receive a severance payment totaling 18 months’ salary and bonus compensation (paid over an 18-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Spooner is entitled to a lump sum payment of one year’s total salary plus bonus and, in addition, accelerated vesting of 25% of any remaining unvested options. Mr. Spooner receives an annual base salary of C$425,000, stock options, a monthly car allowance of C$1,000, fuel and maintenance reimbursement for one vehicle and he participates in our standard employee benefit plans. Mr. Spooner is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Spooner’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Graham Bevington. Graham Bevington is employed as our Executive Vice President Sales, Service, Marketing International, reporting to our President and CEO. Mr. Bevington is employed for an indefinite term, subject to termination in accordance with the terms of his employment letter agreement, as amended. If Mr. Bevington is terminated without cause, he will receive a severance payment totaling a minimum of six months’ notice of termination. Mr. Bevington receives an annual base salary of £130,000, stock options, a monthly car allowance of £866, fuel and maintenance reimbursement for one vehicle and he participates in our standard employee benefit plans. Mr. Bevington is also entitled to receive an annual bonus payment related to his achievement of defined targets. Mr. Bevington’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Ronald G. Wellard. Ron Wellard is employed as our Executive Vice President, General Manager, Mitel Communications Solutions, reporting to the President and CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Wellard. Mr. Wellard is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement, as amended. If Mr. Wellard’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Wellard’s employment without cause or Mr. Wellard ends his employment relationship with us for “Good Reason” (as that term is defined in his employment agreement), in either case within 12 months of such change of control, he will receive a severance payment totaling 12 months’ salary and bonus compensation (paid over a 12-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Wellard is entitled to a lump sum payment of one year’s total salary plus bonus and, in addition, accelerated vesting of 25% of any remaining unvested options.

Mr. Wellard receives an annual base salary of C$310,000, stock options, an annual car allowance of C$8,000, fuel and maintenance reimbursement for one vehicle and he participates in our standard employee benefit plans. Mr. Wellard is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Wellard’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Potential Payments upon Termination or Change of Control

Information regarding payments to the NEOs in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments each NEO would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on April 30, 2011 and using average exchange rates for fiscal 2011. The salary payments are calculated based on the salaries stated in the employment agreements of each NEO as of April 30, 2011. Amounts potentially payable under plans which are generally available to all salaried employees, such as health, life and disability insurance, are excluded from the table. Actual payments made at any future date may vary, including the amount the NEO would have accrued under the applicable benefit or compensation plan as well as the price of the common shares.

In the event of retirement, resignation or termination for cause, no salary, benefits or other compensation is payable to a NEO beyond the last effective date of employment and the NEO would only be entitled to exercise options that had already vested or would continue to vest in accordance with the plan under which they were granted.

	Termination without Cause		Change of Control
Name	Salary and Bonus(1) (2)	Equity Vesting(5)	Salary and Bonus(1) (2)	Equity Vesting(6)
Richard D. McBee	$1,400,000	$110,000	$1,400,000	$21,000
Donald W. Smith	$1,554,000	$313,000	N/A	N/A
Steven E. Spooner	$672,000	$153,000	$672,000	$154,000
Paul A.N. Butcher (3)	$948,000	$133,000	N/A	N/A
Graham Bevington (4)	$257,000	$46,000	$257,000	$49,000
Ronald G. Wellard	$327,000	$49,000	$327,000	$48,000

(1)	With the exception of Mr. McBee, who received $100,000 in fiscal 2011, there were no bonuses paid out in the last three fiscal years.
(2)	In addition, upon termination without cause or a change of control resulting in termination, each NEO would be entitled to:

•	benefit continuation during the severance or notice periods, as applicable, or where not available, a cash payment in-lieu,

•	a payment equal to car allowance over the applicable period, and

•	in respect of pension, an amount equal to the employer contribution over the applicable period.

In the event of a change of control without termination, each NEO would only be entitled to the indicated payments under “Change of Control” – “Equity Vesting”. No payments for salary or bonus would be payable.

(3)	Mr. Butcher was terminated without cause on April 30, 2011. In addition to the amounts above, he is also entitled to a lump sum payment for his deferred share units on July 12, 2012 (the “Payment Date”) which will be calculated at that time in accordance with the terms of the DSU Plan, namely, the number of DSUs held at such time multiplied by the five-day weighted average trading price (immediately preceding the Payment Date) of the Company’s common shares on the Nasdaq.
(4)	Mr. Bevington is not subject to the terms and conditions of an executive employment agreement. Payments for salary and bonus are based on the terms of a letter agreement which specifies that each party must provide not less than six months notice of termination of employment, or such longer period as may be provided for pursuant to the Employment Protection (Consolidation) Act 1978. Mr. Bevington’s salary includes $148,026 in commission for fiscal 2011.
(5)	The amounts related to stock options and other equity awards are based upon the fair market value of the common shares of $5.29 per share as reported on the Nasdaq on April 29, 2011, the last trading day of the Company’s fiscal year.
(6)	Upon a change of control, all vested options are paid out at the change of control price. The amounts related to stock options and other equity awards are based upon a value of the common shares of $5.38 per share (change of control price), which is the highest per share price in the 5 trading days prior to April 30, 2011 as reported on the Nasdaq, as required by the plan under which the specific stock options or awards were granted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common shares as of June 15, 2011 and shows the number of shares and percentage of outstanding common shares owned by:

•	each person or entity who is known by us to own beneficially 5% or more of our common shares;

•	each member of our board of directors;

•	each of our NEOs; and

•	all members of our board of directors and our executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person or entity that possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as outstanding all shares that a person would receive upon exercise of stock options or warrants, or upon conversion of convertible securities held by that person that are exercisable or convertible within 60 days of the determination date, which in the case of the following table is August 14, 2011. Shares issuable pursuant to exercisable or convertible securities are deemed to be outstanding for computing the percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of beneficial ownership for the following table is based on 53,183,509 common shares outstanding as of June 15, 2011. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

		Amount and Nature of Beneficial Ownership
Title of Class	Name and Address of Beneficial Owner (1)	Number	%
	Five Percent Shareholders:
Common Shares	Matthews’ Group (2)
	Dr. Terence H. Matthews	133,585	0.2%
	Wesley Clover Corporation	12,080,610	22.9%

	Total	12,214,195	23.1%

Common Shares	Francisco Partners Group (3)
	Francisco Partners Management, LLC	36,896	0.0%
	Arsenal Holdco I S.a.r.l.	15,520,134	30.5%
	Arsenal Holdco II S.a.r.l.	5,979,100	11.9%

	Total	21,536,130	42.4%

Common Shares	Morgan Stanley Principal Investments, Inc. (4)	4,240,263	8.5%
Common Shares	Executive Officers and Directors:
	Dr. Terence H. Matthews (2)	12,214,195	23.1%
	Richard D. McBee	192,499	0.7%
	Peter D. Charbonneau (5)	53,400	0.2%
	Benjamin H. Ball (3)	21,536,130	42.4%
	Andrew J. Kowal (3)	21,536,130	42.4%
	Jean-Paul Cossart (6)	19,156	0.1%
	John McHugh	0	0.0%
	Henry L. Perret	0	0.0%
	Donald W. Smith (7)	398,000	1.5%
	Norman Stout	35,495	0.1%
	Steven E. Spooner (9)	126,351	0.4%
	Paul A.N. Butcher (8)	169,749	0.6%
	Graham Bevington	38,518	0.1%
	Ronald G. Wellard	37,083	0.1%
	All directors and executive officers as a group (14 persons) (10)	34,679,034	68.6%

(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Mitel Networks Corporation, 350 Legget Drive, Ottawa, Ontario, Canada, K2K 2W7.
(2)	Includes warrants to acquire 83,060 common shares that are currently exercisable, stock options to acquire 50,525 common shares that are currently exercisable and 12,080,610 common shares owned by Wesley Clover Corporation. Dr. Matthews has voting and investment power over the common shares owned by Wesley Clover Corporation and therefore beneficially owns the common shares held by Wesley Clover Corporation. The address for the Matthews’ Group and Dr. Matthews is 350 Legget Drive, Kanata, Ontario, Canada K2K 2W7.
(3)	Includes 20,097,546 common shares, warrants to acquire 1,401,688 common shares that are currently exercisable and stock options to acquire 36,896 common shares that are exercisable. Benjamin Ball and Andrew Kowal, both partners of Francisco Partners Management, LLC, have voting and investment power over the common shares owned by each of Francisco Partners, Arsenal Holdco I S.a.r.l. and Arsenal Holdco II S.a.r.l. and therefore beneficially own the common shares held by each of these entities. The address for each of the Francisco Partners Group, Benjamin Ball and Andrew Kowal is c/o Francisco Partners Management, LLC One Letterman Drive, Building C—Suite 410, San Francisco, California, 94129.
(4)	Includes 3,963,810 common shares and warrants to acquire 276,453 common shares that are currently exercisable. The address for Morgan Stanley Principal Investments, Inc. is 1585 Broadway, New York, New York, 10036.
(5)	Of this total, 2,019 common shares are registered to Peter Charbonneau Trust #2, a trust of which Mr. Charbonneau is the sole trustee, and 13,927 common shares are registered to Mr. Charbonneau’s wife, Joan Charbonneau. Includes options to acquire 31,467 common shares from us at an exercise price of $3.75.

(6)	Includes options to acquire common shares granted to Scivias s.a.r.l. Mr. Cossart has voting and investment power over the common shares owned by Scivias s.a.r.l.
(7)	Includes options to acquire 200,000 common shares granted to Mr. Smith from the holdings of Dr. Matthews at an exercise price of C$52.50, and 196,250 common shares issuable upon the exercise of options at an exercise price of $3.75.
(8)	Includes options to acquire 66,667 common shares granted to Mr. Butcher from the holdings of Dr. Matthews at an exercise price of C$52.50, and 83,333 common shares issuable upon the exercise of options at an exercise price of $3.75.
(9)	Of this total, 5,100 common shares are registered to the Spooner Children Trust, a trust of which Mr. Spooner is one of three trustees, and 101,251 common shares issuable upon the exercise of options at an exercise price of $3.75.
(10)	In calculating this total, the common shares held by Mr. Ball and held by Mr. Kowal have been counted only once, as all such shares are held by and through the Francisco Partners Group. The total also excludes Mr. Butcher’s common shares held as he was no longer an employee as at June 15, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

BreconRidge

We have or had certain agreements and related transactions involving BreconRidge. Prior to being acquired on May 28, 2010 by Sanmina, BreconRidge was a related party. Prior to Sanmina’s acquisition of BreconRidge, the Matthews Group held an 18.6% ownership interest and EdgeStone Capital Equity Fund II Nominee Inc. (“Edgestone”) held a 66.4% ownership interest. EdgeStone is one of our shareholders. One of our former directors, Mr. Gilbert Palter, is a partner of EdgeStone Capital Partners L.P., which controls EdgeStone. Prior to the acquisition, Mr. Palter was a director of BreconRidge. Mr. Charbonneau, who is a member of our board of directors, also sat, prior to the acquisition, on the BreconRidge board of directors, as did a nominee of Dr. Matthews. However, as a result of the acquisition, Mr. Palter, Mr. Charbonneau and Dr. Matthews’ nominee no longer sit on BreconRidge’s board of directors and BreconRidge, now a wholly-owned subsidiary of Sanmina, is no longer a related party.

During fiscal 2010, we purchased $47.3 million of products and services (2009—$50.1 million) and sold $0.4 million of raw material inventory (2009—$1.1 million) under a manufacturing supply agreement with BreconRidge. As of April 30, 2010, balances payable pursuant to this agreement amounted to $6.6 million and balances receivable pursuant to this agreement amounted to $0.7 million.

Our supply agreement, which management believes reflected prevailing market conditions at the time it was negotiated and entered into, with BreconRidge has not materially changed since its acquisition by Sanmina.

Kanata Research Park Corporation (KRPC)

Up to the end of the second quarter of fiscal 2011, we leased our Ottawa-based headquarters facilities from KRPC, a corporation wholly-owned by our chairman Dr. Matthews, under a 10-year lease which was to expire in February 2011. During the third quarter of fiscal 2011, we negotiated a new lease with KRPC for 226,096 square feet under terms and conditions which management believes reflect current market rates. The new lease has a term of five years and three months and can be renewed at our option for an additional five years. The new lease contains property reinstatement terms which have not been accrued at this time as the amount is not estimable. The new lease contains certain changes in the rental rate over the term of the lease. During fiscal 2011, we recorded lease payments for base rent and operating costs of $8.5 million (2010 – $9.2 million). At April 30, 2011, balances payable relating to the lease totaled nil (April 30, 2010—$0.7 million).

Natural Convergence Inc.

On April 25, 2006, we entered into an agreement with Natural Convergence Inc. (“NCI”), a company in which Dr. Matthews had a significant ownership interest, to purchase convertible debentures for $0.9 million. In fiscal 2010, NCI entered receivership. As a result, we recorded an asset impairment charge of $0.9 million. In addition, we also wrote off $0.3 million related to prepaid expenses, receivables and deferred product costs. In addition to the financing agreement described above, we also purchased $0.1 million of products and services from NCI for the year ended April 30, 2010

Other Parties Related to Dr. Matthews

We have entered into technology transfer, technology licensing and distribution agreements with certain companies related to Dr. Matthews under terms reflecting what management believes were prevailing market conditions at the time the agreements were entered into. These companies develop technology that we integrate with, distribute or sell alone or as part of our own products. In the normal course of business, we may enter into purchase and sale transactions with other companies related to Dr. Matthews under terms reflecting what management believes are then-prevailing market conditions.

In the normal course of business, we made sales to and purchases from other companies related to the Matthews Group of $1.3 million and $3.5 million, respectively, for the year ended April 30, 2011 (2010—$1.1 million and $2.1 million). The net balances receivable as a result of these transactions was $0.7 million (2010—$0.3 million).

By way of letter agreements between Dr. Matthews and Mr. Donald Smith, a director and our former CEO, and Mr. Paul Butcher, our former President and COO, dated, in each case, March 1, 2002 and, as amended, Dr. Matthews granted to Mr. Smith options to purchase 200,000 of our common shares owned by Dr. Matthews and to Mr. Butcher options to purchase 66,667 of our common shares owned by Dr. Matthews. Any proceeds on the exercise of these options will be payable by Mr. Smith and Mr. Butcher to Dr. Matthews and not to us. The options granted to Mr. Smith and Mr. Butcher expire on March 1, 2012. As of June 15, 2011, all of these options had vested and none had been exercised. A similar agreement was entered into between Mr. Peter Charbonneau, one of our directors, and Dr. Matthews on February 16, 2001, as amended, for 60,000 of our common shares indirectly owned by Dr. Matthews. These options granted to Mr. Charbonneau expired on February 16, 2011.

We also paid $1.0 million for an option to invest in a company in India, over which company the Matthews Group has significant influence. Sales to and purchases from this company, arising in the normal course of business, were $0.5 million and $0.4 million, respectively, for the year ended April 30, 2011 (2010—$0.2 million and $0.2 million, respectively; 2009—$0.2 million and nil, respectively). The net balance receivable and payable at April 30, 2011 as a result of these transactions were $0.2 million and $0.1 million, respectively (2010—$0.1 million and nil, respectively; 2009—$0.1 million and nil, respectively).

Francisco Partners Group

During the third quarter of fiscal 2010, an affiliate of the Francisco Partners Group purchased $21.2 million in principal of the Company’s outstanding second lien term loan. The Matthews Group had a 40% participating interest in the second lien term loan held by such affiliate of the Francisco Partners Group but was neither a party to nor a lender under the second lien term loan and had no contractual rights or enforcement rights against the Company in connection with its participating interest in such second lien debt. In the third quarter of fiscal 2011, the affiliate sold $11.2 million of face value of the second lien term loan, which included the Matthews Group’s 40% participating interest. At June 15, 2011, the affiliate of the Francisco Group held $10.0 million of our second lien term loan.

Interest of $1.2 million was expensed during fiscal 2011 relating to the second lien debt held by an affiliate of the Francisco Partners Group (2010—$0.5 million).

Registration Rights

In connection with our financing of the acquisition of Inter-Tel in 2007, we entered into a registration rights agreement dated August 16, 2007 with a number of our shareholders, including the Francisco Partners Group, Morgan Stanley Principal Investments Inc., EdgeStone, Dr. Matthews and Wesley Clover Corporation. The registration rights agreement, or the Registration Rights Agreement, was amended and restated as of the date of closing of our IPO. The Registration Rights Agreement provides for the registration of the shares held by such shareholders under the securities laws of the United States and/or the qualification for distribution of the shares held by such shareholders under the securities laws of the provinces and territories of Canada. Mr. Ball and Mr. Kowal are both partners of Francisco Partners Management, LLC. Mr. Palter, one of our former directors, is the Chief Investment Officer and Managing Partner of EdgeStone Capital Partners, L.P. Dr. Matthews is the Chairman of our board.

Shareholders’ Agreement

We, the Francisco Partners Group and the Matthews Group are parties to a shareholders’ agreement, or the Shareholders’ Agreement, which became effective at the closing of our IPO. The Shareholders’ Agreement covers matters of corporate governance, restrictions on transfer of our common shares and information rights.

Board Nomination Rights

Pursuant to the terms of the Shareholders’ Agreement, the Francisco Partners Group is entitled to nominate three members of our board of directors, the Matthews Group is entitled to nominate two members of our board of directors, and the number of our board directors will consist of no more than 10 members. The Shareholders’ Agreement provides that so long as the Francisco Partners Group beneficially owns at least 15% of our outstanding common shares, the Francisco Partners Group may nominate three members of our board of directors; that so long as the Francisco Partners Group beneficially owns at least 10% of our outstanding common shares, the Francisco Partners Group may nominate two members of our board of directors; and that so long as the Francisco Partners Group beneficially owns at least 5% of our outstanding common shares, the Francisco Partners Group may nominate one member of our board of directors. The Shareholders’ Agreement also provides that so long as the Matthews Group beneficially owns at least 10% of our outstanding common shares, the Matthews Group may nominate two members of our board of directors; and that so long as the Matthews Group beneficially owns at least 5% of our outstanding common shares, the Matthews Group may nominate one member of our board of directors. The Shareholders’ Agreement also provides that each of the Francisco Partners Group and the Matthews Group, to the extent they beneficially own at least 5% of our outstanding common shares, will nominate our CEO to serve as a member of our board of directors. The Francisco Partners Group and the Matthews Group will lose the right to nominate any board members upon either party beneficially owning less than 5% of our outstanding common shares. Each of the Francisco Partners Group and the Matthews Group will agree to vote their shares in favor of the election or removal of the other party’s nominees.

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

•

incurring, assuming or otherwise becoming liable for debt obligations, other than refinancing our debt obligations following the closing of our IPO and the application of the intended use of proceeds, incurring additional indebtedness in connection with our leasing program, or incurring up to $50 million in new indebtedness;

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

All of the provisions of the Shareholders’ Agreement are expressly subject to any requirements as to governance imposed by applicable securities laws and by any exchange on which our securities are listed.

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

Director Independence

Seven of our directors are considered “independent”, as defined under the Nasdaq rules and for purposes of Canadian securities laws. Our independent directors are Peter Charbonneau, Benjamin Ball, Andrew Kowal, Jean-Paul Cossart, John McHugh, Henry Perret and Norman Stout. Mr. Stout was considered independent as of June 8, 2011. Prior to June 8, 2011, Mr. Stout was deemed non-independent because of his role as CEO of Inter-Tel which was acquired by Mitel in 2007. For purposes of the Nasdaq rules, an independent director means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director is considered to be independent for the purposes of Canadian securities laws if the director has no direct or indirect material relationship to the company. A material relationship is a relationship that could, in the view of the board, be reasonably expected to interfere with the exercise of a director’s independent judgment. Certain individuals, such as employees and executive officers of the Company, are deemed by Canadian securities laws to have material relationships with the Company.

Our non-independent Company directors are Richard McBee, Donald Smith and Terence Matthews. Our Board of Directors determined that Rich McBee is non-independent due to his “insider” position as Chief Executive Officer and President of the Company. Don Smith is deemed to be non-independent because he is our former CEO. Terence Matthews, as chairman of our board of directors, is also deemed non-independent as an executive officer of the Company. The Nasdaq rules and Canadian securities rules deem past employees of a company or its affiliates to be non-independent for a period of three years after the conclusion of their employment.

The chairman of our board is Terence Matthews. As chairman, Dr. Matthews’ role is to promote the board’s effectiveness in providing oversight to the Company. In particular, the chairman has the responsibility to:

•	preside over board meetings in an efficient and effective manner that is compliant with governance policies and procedures;

•	in conjunction with the CEO, communicate and maintain relationships with the Company, its shareholders and other stakeholders;

•	set board meeting agendas based on input from directors and senior management;

•	work cooperatively with the lead director in fulfilling the lead director’s mandate and, in the event of a conflict in their duties, yield to the lead director; and

•	carry out other duties, as requested by the board or the CEO.

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

External Auditor’s Fees. Deloitte & Touche LLP is our auditor. Fees billed by Deloitte & Touche LLP to the Company in fiscal years 2011 and 2010 were approximately $1,394,000 and $2,017,000, respectively, as detailed below.

	Fiscal Year 2011	Fiscal Year 2010
Audit fees (1)	$1,306,000	$1,917,000
Audit-related fees (2)	31,000	67,000
Tax fees (3)	42,000	33,000
All other fees (4)	15,000	—

Total	$1,394,000	$2,017,000

(1)	Audit fees relate to professional services rendered for the audit of our annual consolidated financial statements and, as required, the unconsolidated statutory financial statements of certain of our subsidiaries. Audit fees include professional services related to quarterly reviews of our consolidated financial statements as well as, in fiscal 2010, professional services related to the filing of our prospectus and other related documents pertaining to our April 2010 IPO.
(2)	Audit-related fees billed by Deloitte & Touche LLP relate to defined contribution pension plans in Canada, the United States and the United Kingdom. It also includes fees for accounting consultation and advisory services.
(3)	Tax fees relate to assistance with tax compliance, expatriate tax return preparation, tax planning and various tax advisory services.
(4)	Fiscal 2011 “all other fees” include other non-audit attestation services.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	(1) and (2)—The following Consolidated Financial Statements of the Company are included in Item 8 herein.

(A)	Reports of Independent Registered Chartered Accountants.

(B)	Consolidated Balance Sheets—Years ended April 30 2011 and April 30, 2010.

(C)	Consolidated Statements of Operations—Years ended April 30, 2011, April 30, 2010 and April 30, 2009.

(D)	Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss) —Years ended April 30 2011, April 30, 2010 and April 30, 2009.

(E)	Consolidated Statements of Cash Flows—Years ended April 30, 2011, April 30, 2010 and April 30, 2009.

(F)	Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—See Exhibit Index.

The management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are denoted in the Exhibit Index.

2.	Our consolidated valuation of qualifying accounts (Schedule II) financial statement schedule is included in Item 8 herein.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

3.	Exhibits filed with this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 1, 2011.

MITEL NETWORKS CORPORATION

By:	/S/ STEVEN E. SPOONER
Steven E. Spooner
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ RICHARD D. MCBEE Richard D. McBee	Chief Executive Officer & President (Principal Executive Officer) and Director	July 1, 2011

/s/ STEVEN E. SPOONER Steven E. Spooner	Chief Financial Officer (Principal Financial and Accounting Officer)	July 1, 2011

/s/ DR. TERENCE H. MATTHEWS Dr. Terence H. Matthews	Chairman of the Board	July 1, 2011

/s/ PETER D. CHARBONNEAU Peter D. Charbonneau	Director	July 1, 2011

/s/ BENJAMIN H. BALL Benjamin H. Ball	Director	July 1, 2011

/s/ DONALD W. SMITH Donald W. Smith	Director	July 1, 2011

/s/ JEAN-PAUL COSSART Jean-Paul Cossart	Director	July 1, 2011

/s/ ANDREW J. KOWAL Andrew J. Kowal	Director	July 1, 2011

/s/ NORMAN STOUT Norman Stout	Director	July 1, 2011

/s/ HENRY L. PERRET Henry L. Perret	Director	July 1, 2011

/s/ JOHN P. MCHUGH John P. McHugh	Director	July 1, 2011

EXHIBIT INDEX

3.1	Restated Articles of Incorporation (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F–1, filed with the SEC on April 16, 2010)

3.2	By—laws (incorporated by reference to Amendment No. 3 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 30, 2010)

4.1	Form of Common Share Certificate (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F–1, filed with the SEC on April 16, 2010)

10.1	Form of Warrant granted to Francisco Partners and Morgan Stanley dated August 16, 2007 (incorporated by reference to Schedule 13D (Mitel as issuer) filed with the SEC on August 27, 2007 by Arsenal Holdco I, S.a.r.l., Arsenal Holdco II, S.a.r.l., Francisco Partners GP II (Cayman), L.P., Francisco Partners GP II Management (Cayman) Limited, Francisco Partners GP II, L.P., Francisco Partners II (Cayman), L.P., Francisco Partners Parallel Fund II, L.P. and Francisco Partners GP II Management, LLC)

10.2	Form of Warrant granted to Francisco Partners and Morgan Stanley dated January 18, 2008 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

10.3	First Lien Credit Agreement among Mitel, Mitel Networks, Inc., Mitel U.S. Holdings, Inc., Arsenal Acquisition Corporation, certain lenders, Morgan Stanley Senior Funding (Nova Scotia) Co., Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 16, 2007 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 24, 2007)

10.3 (a)	Amendment No. 1 dated September 26, 2007, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

10.3 (b)	Amendment No. 2 dated December 12, 2007, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

10.3 (c)	Amendment No. 3 dated July 31, 2008, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

10.3 (d)	Amendment No. 4 dated May 15, 2009, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 14, 2009)

10.3 (e)	Amendment No. 5 dated September 14, 2009, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 14, 2009)

10.3 (f)*	Amendment No. 6 dated August 31, 2010, to the First Lien Credit Agreement

10.3 (g)	Amendment No. 7 dated March 1, 2011, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Form 8K, filed with the SEC on March 1, 2011)

10.3 (h)	First Lien Agency Assignment and Amendment Agreement dated as of July 24, 2009 in respect of the First Lien Credit Agreement (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.4	Second Lien Credit Agreement among Mitel, Mitel U.S. Holdings Inc., certain lenders, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 16, 2007 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 24, 2007) +

10.4 (a)	Amendment No. 1 dated July 31, 2008, to the Second Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

10.4 (b)	Amendment No. 2 dated May 15, 2009, to the Second Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

10.4 (c)	Amendment No. 3 dated July 24, 2009, to the Second Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

10.4 (d)	Amendment No. 4 dated May 15, 2009, to the Second Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 14, 2009)

10.4 (e)	Amendment No. 5 dated July 24, 2009, to the Second Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 14, 2009)

10.4 (f)	Second Lien Agency Assignment and Amendment Agreement dated as of November 30, 2009 in respect of the Second Lien Credit Agreement (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on February 4, 2010)

10.5	Deferred Share Unit Plan for Executives effective July 1, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 24, 2005)

10.6	Employee Stock Option Plan dated March 6, 2001, as amended (incorporated by reference to Mitel’s Form S–8, filed with the SEC on March 6, 2006)

10.7	Form of Global Mitel Employment Agreement (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006)

10.8	2006 Equity Incentive Plan, as amended (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.9	Amended and Restated Employee Agreement between Mitel and Donald Smith effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.10	Separation Agreement dated September 1, 2011, between Mitel and Donald W. Smith (incorporated by reference to Mitel’s Form 10Q, filed with the SEC on September 14, 2011)

10.11	Amended and Restated Employment Agreement between Mitel and Paul Butcher effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.12	Amended and Restated Employment Agreement effective as of March 12, 2010, between Mitel and Steven Spooner (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.13	Employment Contract dated August 31, 1999, between Mitel and Graham Bevington (the “Bevington Employment Contract”) (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006)

10.13 (a)	Alterations to terms and conditions of the Bevington Employment Contract dated July 20, 2001 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006)

10.14	Amended and Restated Employment Agreement between Mitel and Ron Wellard effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.15	Employment Contract dated January 13, 2011, between Mitel and Richard McBee (incorporated by reference to Mitel’s Form 8K, filed with the SEC on January 13, 2011)

10.16	Integrated Communications Solutions R&D Project Agreement (the “R&D Project Agreement”) between Mitel, Mitel Knowledge Corporation, March Networks Corporation, March Healthcare and Her Majesty the Queen in Right of Canada dated October 10, 2002 (incorporated by reference to Amendment No. 3 to the Mitel’s Registration Statement on Form 20–F, filed with the SEC on February 12, 2003) +

10.16 (a)	Amendment No. 1 to the R&D Project Agreement dated March 27, 2003 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on August 31, 2004)

10.16 (b)	Amendment No. 2 to the R&D Project Agreement dated May 2, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.16 (c)	Amendment No. 3 to the R&D Project Agreement dated September 16, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.16 (d)	Amendment No. 4 to the R&D Project Agreement dated June 27, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.16 (e)	Amendment No. 5 to the R&D Project Agreement dated October 3, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.16 (f)	Amendment No. 6 to the R&D Project Agreement dated October 31, 2010 (incorporated by reference to Mitel’s Registration Statement on Form F–1, filed with the SEC on November 8, 2006)

10.16 (g)*	Amendment No. 7 to the R&D Project Agreement dated March 10, 2010

10.17	Form of Warrant granted to Her Majesty in Right of Canada (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.18	Master Manufacturing Services Agreement between Mitel and its subsidiaries and BreconRidge Corporation and its subsidiaries dated June 20, 2008 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on February 4, 2010)

10.19	Master Manufacturing Services Agreement between Mitel and Flextronics Telecom Systems, Ltd. dated as at May 1, 2007 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on February 4, 2010)

10.20	Shareholder Agreement among Mitel, Terence H. Matthews, Wesley Clover and Francisco Partners dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.21	Amended and Restated Registration Rights Agreement among Mitel, Terence H. Matthews, Wesley Clover, EdgeStone, Francisco Partners and Morgan Stanley dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.22	Purchase Agreement dated as of April 21, 2010 among Mitel Networks Corporation (“Mitel”), the selling shareholders named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., UBS Securities LLC, Piper Jaffray & Co., Genuity Capital Markets and JMP Securities LLC (incorporated by reference to Mitel’s Annual Report on Form 10-K, filed with the SEC on July 27, 2010)

10.23	Lease Agreement between Mitel and Kanata Research Park Corporation dated as at November 1, 2010 (incorporated by reference to Mitel’s Form 8K, filed with the SEC on February 2, 2011)

21.1*	Subsidiaries of Mitel

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Portions of this document have been granted “Confidential Treatment” by the Secretary of the SEC.
*	Filed herewith.