Form 10-Q
period 2011-07-31
MITEL NETWORKS CORP
filed 2011-09-01
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☑

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

As of August 31, 2011, there were 53,599,860 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	July 31, 2011	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$71.3	$73.9
Accounts receivable (net of allowance for doubtful accounts of $6.8 and $7.3, respectively)	113.8	127.5
Sales-type lease receivables (net) (note 3)	18.8	20.0
Inventories (net) (note 4)	29.0	27.1
Deferred tax asset	7.7	5.9
Other current assets (note 5)	38.5	37.1

	279.1	291.5
Non-current portion of sales-type lease receivables (net) (note 3)	27.2	30.1
Deferred tax asset	90.1	91.1
Property and equipment (net)	15.8	15.7
Identifiable intangible assets (net) (note 6)	95.2	100.6
Goodwill	134.5	134.5
Other non-current assets	8.3	8.7

	$650.2	$672.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$103.4	$107.0
Current portion of deferred revenue	37.7	40.0
Current portion of long-term debt (note 9)	2.0	16.4

	143.1	163.4
Long-term debt (note 9)	308.4	306.9
Lease recourse liability (note 3)	6.8	7.1
Long-term portion of deferred revenue	10.3	13.2
Deferred tax liability	49.9	50.5
Pension liability (note 10)	67.5	61.4
Other non-current liabilities	20.5	20.2

	606.5	622.7

Commitments, guarantees and contingencies (note 11)
Shareholders’ equity:
Common shares, without par value—issued and outstanding: 53.6 at July 31, 2011 and 53.1 at April 30, 2011 (note 12)	809.4	805.5
Preferred shares—issued and outstanding: nil	—	—
Warrants (note 13)	55.6	55.6
Additional paid-in capital	10.2	10.8
Accumulated deficit	(744.6)	(741.8)
Accumulated other comprehensive loss	(86.9)	(80.6)

	43.7	49.5

	$650.2	$672.2

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions except per share amounts)

(Unaudited)

	Three Months Ended
	July 31, 2011	July 31, 2010
Revenues	164.1	160.0
Cost of revenues	83.8	81.8

Gross margin	80.3	78.2

Expenses:
Selling, general and administrative	57.1	52.6
Research and development	15.1	14.8
Special charges and restructuring costs (recovery) (note 15)	4.8	(0.1)
Loss on litigation settlement	0.5	—

	77.5	67.3

Operating income	2.8	10.9
Interest expense	(4.8)	(5.1)
Fair value adjustment on derivative instruments (note 16)	—	0.8
Other income (expense), net	(0.4)	0.1

Income (loss) before income taxes	(2.4)	6.7
Current income tax recovery (expense)	(1.8)	(1.0)
Deferred income tax recovery (expense)	1.4	1.1

Net income (loss)	$(2.8)	$6.8

Net income (loss) per common share (note 14):
Basic	$(0.05)	$0.13
Diluted	$(0.05)	$0.12
Weighted-average number of common shares outstanding (note 14)
Basic	53.3	52.8
Diluted	53.3	56.5

(The accompanying notes are an integral part of these consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

AND COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Common Shares				Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’ Equity
	Number		Amount	Warrants	Capital	Deficit	Income (Loss)	(Deficiency)
Balance at April 30, 2010	52.8		$802.8	$55.6	$7.7	$(829.9)	$(91.1)	$(54.9)

Net income	—		—	—	—	6.8	—	6.8
Foreign currency translation adjustments	—		—	—	—	—	(0.9)	(0.9)

Comprehensive income	—		—	—	—	6.8	(0.9)	5.9
Exercise of stock options	—	(1)	0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	0.8	—	—	0.8

Balance at July 31, 2010	52.8		$802.9	$55.6	$8.5	$(823.1)	$(92.0)	$(48.1)

Net income	—		—	—	—	80.9	—	80.9
Foreign currency translation adjustments	—		—	—	—	—	(0.5)	(0.5)

Comprehensive income	—		—	—	—	80.9	(0.5)	80.4
Exercise of stock options	—	(1)	0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	1.5	—	—	1.5

Balance at October 31, 2010	52.8		$803.0	$55.6	$10.0	$(742.2)	$(92.5)	$33.9

Net loss	—		—	—	—	(4.0)	—	(4.0)
Foreign currency translation adjustments	—		—	—	—	—	—	—

Comprehensive loss	—		—	—	—	(4.0)	—	(4.0)
Exercise of stock options	0.1		0.3	—	—	—	—	0.3
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at January 31, 2011	52.9		$803.3	$55.6	$11.1	$(746.2)	$(92.5)	$31.3

Net income	—		—	—	—	4.4	—	4.4
Foreign currency translation adjustments	—		—	—	—	—	(1.0)	(1.0)
Pension liability adjustments	—		—	—	—	—	12.9	12.9

Comprehensive income	—		—	—	—	4.4	11.9	16.3
Exercise of stock options	0.2		2.2	—	(1.4)	—	—	0.8
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at April 30, 2011	53.1		$805.5	$55.6	$10.8	$(741.8)	$(80.6)	$49.5

Net loss	—		—	—	—	(2.8)	—	(2.8)
Foreign currency translation adjustments	—		—	—	—	—	0.6	0.6
Pension liability adjustments	—		—	—	—	—	(6.9)	(6.9)

Comprehensive loss	—		—	—	—	(2.8)	(6.3)	(9.1)
Exercise of stock options	0.5		3.9	—	(2.1)	—	—	1.8
Stock-based compensation	—		—	—	1.5	—	—	1.5

Balance at July 31, 2011	53.6		$809.4	$55.6	$10.2	$(744.6)	$(86.9)	$43.7

(1)	Issue of shares was less than 0.1 for the period.

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	July 31, 2011	July 31, 2010
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$(2.8)	$6.8
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	8.4	8.6
Fair value adjustment on derivative instruments	—	(0.8)
Accretion of interest on litigation settlement obligation	0.1	0.2
Stock-based compensation	1.3	0.8
Deferred income taxes	(1.4)	(1.2)
Unrealized foreign exchange loss	—	(0.3)
Non-cash movements in provisions	0.2	(3.2)
Change in non-cash operating assets and liabilities (note 18)	6.6	(1.3)

Net cash from operating activities	12.4	9.6

Investing activities:
Additions to property and equipment and intangible assets	(2.6)	(1.0)
Decrease in restricted cash	—	1.2
Net realized foreign exchange loss on hedging activities	—	(0.3)

Net cash used in investing activities	(2.6)	(0.1)

Financing activities:
Repayment of capital lease liabilities	(0.7)	(0.6)
Repayment of long-term debt	(12.3)	(0.5)
Payment of litigation settlement obligation	(0.9)	(0.9)
Proceeds from issuance of shares from option exercises	1.8	—

Net cash used in financing activities	(12.1)	(2.0)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.6

Net increase (decrease) in cash and cash equivalents	(2.6)	8.1
Cash and cash equivalents, beginning of period	73.9	76.6

Cash and cash equivalents, end of period	$71.3	$84.7

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 31, 2011 and July 31, 2010

(in U.S. dollars, millions except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at July 31, 2011 and the results of operations and cash flows of the Company for each of the three-month periods ended July 31, 2011 and July 31, 2010 in accordance with GAAP applied on a consistent basis. The consolidated financial statements include the accounts of Mitel and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

These unaudited interim consolidated financial statements and the accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto for each of the three years ended April 30, 2011, 2010 and 2009 contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 1, 2011 (the “audited annual consolidated financial statements”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

Reclassification

In conjunction with the presentation of new operating segments, as described in note 17, the Company reviewed the income statement allocations of certain expenses. Based on the nature of the items, management concluded that certain reclassifications were appropriate to improve the presentation of expenses. The following reclassifications were made to expenses for the first quarter of fiscal 2011 to conform to the current period’s presentation.

Line item	As previously stated	Adjustments		Revised
Cost of revenues	$82.9	$(1.1	)(1)	$81.8
Selling, general and administrative	53.2	(0.6	)(2)	52.6
Research and development	13.1	1.7	(3)	14.8

(1)	Primarily relates to the reclassification of defined benefit pension costs to selling, general and administrative expense for plan members who are now inactive. The plan has been closed to new members since 2001.
(2)	Primarily relates to the reclassification of defined benefit costs from cost of revenues (as described in footnote (1)) offset by the reclassification of costs related to the product development process to research and development and the reclassification of amortization costs relating to preparing and defending patents to research and development.
(3)	Primarily relates to the reclassification of costs related to the product development process from selling, general and administrative expense (as described in footnote (2)) and the reclassification of patent amortization from selling, general and administrative (as described in footnote (2)).

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in note 2 to the audited annual consolidated financial statements. Other than the change in operating segments further described in note 17, there have been no significant changes to these policies. With the exception of the accounting pronouncements below, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

Revenue recognition

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

In October 2009, the FASB also issued ASU 2009-13 to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU provides amendments to the criteria in the Revenue Recognition—Multiple-Element Arrangements Subtopic of the FASB ASC. The ASU allows the establishment of the relative value of deliverables using management estimates of selling price when Vendor Specific Objective Evidence (“VSOE”) and third party evidence cannot be obtained.

This new accounting guidance became applicable for the Company beginning the first quarter of fiscal 2012. The Company prospectively adopted this guidance for transactions that were entered into, or materially modified, on or after May 1, 2011. This guidance does not generally change the units of accounting for the Company’s revenue transactions, as most of the Company’s products and services qualified as separate units of accounting under the previous guidance.

Many of the Company’s products have both software and non-software components that function together to deliver the essential functionality of the integrated system product. The Company analyzes all of its software and non-software products and services and considers the features and functionalities of the individual elements and the stand-alone sales of those individual components among other factors, to determine which elements are essential or non-essential to the overall functionality of the integrated system product.

For transactions entered into prior to the first quarter of fiscal 2012, the Company recognized revenue based on industry specific software revenue recognition guidance. In accordance with industry specific software revenue recognition guidance, the Company used the residual method to allocate arrangement consideration for multiple deliverable transactions where objective and reliable evidence of fair value of the delivered items could not be determined but could be determined for the undelivered items. The total arrangement fee was allocated first to the undelivered items, and the residual was recognized as revenue. The Company had been able to establish VSOE for its undelivered elements based on the volume and the pricing of the stand-alone sales for these products and services within a narrow range.

For transactions entered into or materially modified on or after the beginning of the first quarter of fiscal 2012, the Company allocates the total arrangement consideration to each separable deliverable of an arrangement based upon the relative selling price of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. The relative selling price is determined using VSOE when available. In the event that VSOE cannot be established, the Company attempts to determine the selling price for the deliverables using third party evidence. Third party evidence can be determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally, the Company’s product offerings differ from those of its competitors and comparable pricing is often not available. If the Company is unable to establish selling price using VSOE or third party evidence, the Company uses estimated selling price in its allocation of arrangement fees. The estimated selling price for a deliverable is determined as the price at which the Company would transact if the products or services were to be sold on a standalone basis, and involves management estimates.

The Company’s multiple element arrangements may include non-essential software deliverables that are still subject to the industry specific software revenue recognition guidance. In cases where the Company has not been able to obtain VSOE for all of the non-essential software deliverables in the arrangement, revenue allocated to such non-essential software elements is recognized using the residual method in accordance with industry specific software revenue recognition guidance as the Company has been able to obtain VSOE for the undelivered elements bundled with such non-essential software elements.

If the transactions entered into or materially modified on or after May 1, 2011 were subject to previous accounting guidance, the change to total revenues would be insignificant to the unaudited consolidated financial statements for the period ending July 31, 2011.

Fair value measurement

In May 2011, the FASB issued ASU 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company is required to adopt this ASU in the fourth quarter of fiscal 2012. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

Other comprehensive income

In June 2011, the FASB issued ASU 2011-05 to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that comprehensive income must be presented in a single continuous statement with net income, or in a separate, but consecutive, statement. The Company is required to adopt this ASU in the first quarter of fiscal 2013. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

3. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases represents the value of sales-type leases held under the TotalSolution® program. The Company currently sells the rental payments due to the Company from some of the sales-type leases. The Company maintains reserves against its estimate of potential recourse for the balance of sales-type leases (recorded net, against the receivable) and for the balance of sold rental payments remaining unbilled (recorded separately as a lease recourse liability). For accounts receivable and investments in sales-type leases, the Company writes off uncollectible accounts when there appears to be no possibility of collecting the related amount outstanding. The following table provides detail on the sales-type leases:

	July 31, 2011				April 30, 2011
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$11.6	$(2.7)		$8.9	$12.3	$(2.9)		$9.4
Current portion of investment in sales-type leases	19.6	(0.8)		18.8	20.9	(0.9)		20.0
Non-current portion of investment in sales-type leases	28.4	(1.2)		27.2	31.4	(1.3)		30.1

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	59.6	(4.7)		54.9	64.6	(5.1)		59.5
Sold rental payments remaining unbilled	162.5	(6.8	)(1)	155.7	165.9	(7.1	)(1)	158.8

Total of sales-type leases unsold and sold	$222.1	$(11.5)		$210.6	$230.5	$(12.2)		$218.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three month period ended July 31, 2011, the Company sold $16.1 of rental payments and recorded gains on sale of those rental payments of $2.6 (three month period ended July 31, 2010—sold $16.5 and recorded gains of $2.4). Sold payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Age analysis as at July 31, 2011

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$5.0	$3.5	$3.1	$6.6	$11.6
Investment in sold and unsold sales-type lease receivables(1)	175.1	32.5	2.9	35.4	210.5

Total gross sales-type leases	$180.1	$36.0	$6.0	$42.0	$222.1

Allowance	(5.0)	(1.9)	(4.6)	(6.5)	(11.5)

Total net sales-type leases	$175.1	$34.1	$1.4	$35.5	$210.6

(1)	Remaining unbilled amounts related to past-due billed amounts

Age analysis as at April 30, 2011

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$5.3	$3.4	$3.6	$7.0	$12.3
Investment in sold and unsold sales-type lease receivables(1)	181.0	33.5	3.7	37.2	218.2

Total gross sales-type leases	$186.3	$36.9	$7.3	$44.2	$230.5

Allowance	(5.1)	(2.0)	(5.1)	(7.1)	(12.2)

Total net sales-type leases	$181.2	$34.9	$2.2	$37.1	$218.3

(1)	Remaining unbilled amounts related to past-due billed amounts

Allowance for credit losses

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations.

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, April 30, 2010	$(14.8)
Write-offs	6.0
Recoveries	(0.1)
Provision	(3.3)

Allowance for credit losses on sales-type leases, April 30, 2011	$(12.2)

Write-offs	1.4
Recoveries	—
Provision	(0.7)

Allowance for credit losses on sales-type leases, July 31, 2011	$(11.5)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	July 31, 2011	April 30, 2011
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$7.7	$9.2
Allowance against sales-type leases individually evaluated for impairment	(5.6)	(6.2)

Sales-type leases individually evaluated for impairment, net	$2.1	$3.0

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$214.4	$221.3
Allowance against sales-type leases collectively evaluated for impairment	(5.9)	(6.0)

Sales-type leases collectively evaluated for impairment, net	$208.5	$215.3

4. INVENTORIES

	July 31, 2011	April 30, 2011
Raw materials and work in process	$6.5	$5.9
Finished goods	28.8	27.5
Less: provision for obsolete inventory	(6.3)	(6.3)

	$29.0	$27.1

5. OTHER CURRENT ASSETS

	July 31, 2011	April 30, 2011
Prepaid expenses and deferred charges	$14.0	$15.0	(1)
Unbilled receivables	6.2	6.5
Due from related parties (note 8)	0.9	0.9
Other receivables	10.4	7.7	(1)
Service inventory	5.6	5.6
Restricted cash	1.4	1.4

	$38.5	$37.1

(1)	Other receivables of $2.4 were reclassified out of prepaid expenses and deferred charges and into other receivables at April 30, 2011 to conform to the current period presentation.

6. IDENTIFIABLE INTANGIBLE ASSETS (net)

	July 31, 2011			April 30, 2011
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$15.2	$(10.1)	$5.1	$14.5	$(9.5)	$5.0
Customer relationships	99.9	(39.0)	60.9	99.9	(36.6)	63.3
Developed technology	78.8	(49.6)	29.2	78.8	(46.5)	32.3

	$193.9	$(98.7)	$95.2	$193.2	$(92.6)	$100.6

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	July 31, 2011	April 30, 2011
Trade payables	$27.0	$31.5
Employee-related payables	14.0	11.6
Restructuring, warranty and other provisions	9.3	9.1
Due to related parties (note 8)	0.5	0.2
Other accrued liabilities	52.6	54.6

	$103.4	$107.0

8. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) are significant common shareholders of the Company. In addition, the Matthews Group holds certain warrants and options of the Company. Significant transactions with companies controlled by or related to Dr. Matthews include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three months ended July 31, 2011, Mitel recorded lease expense of $1.5 (three months ended July 31, 2010—$1.6). At July 31, 2011, balances payable relating to the lease agreement totaled nil (April 30, 2011— nil).

Other

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. Sales to and purchases from this venture, arising in the normal course of the Company’s business, were $ 0.1 and

$0.1, respectively, for the three months ended July 31, 2011 (three months ended July 31, 2010—$0.2 and $0.1, respectively). The balance receivable and payable at July 31, 2011 was $0.2 and $0.1, respectively (April 30, 2011—$0.2 and $0.1, respectively).

During the three months ended July 31, 2011, other transactions with companies related to Dr. Matthews arising in the normal course consisted of sales of $0.3 and purchases of $1.2 (three months ended July 31, 2010—sales of $0.4 and purchases of $0.7). The amounts receivable and payable as a result of these transactions are included in note 5 and note 7, respectively.

The Francisco Group

Francisco Partners Management, LLC and certain of its affiliates (collectively, the “Francisco Group”) are significant common shareholders of the Company. In addition, the Francisco Group holds certain warrants and options of the Company. Significant transactions with companies controlled by or related to the Francisco Group include the following:

Second Lien Debt

During the third quarter of fiscal 2010, an affiliate of the Francisco Group purchased $21.2 in principal of the outstanding second lien term debt. The Matthews Group had a 40% participating interest in the second lien debt held by such affiliate of the Francisco Group but was neither a party to nor a lender under the second lien term loan and had no contractual rights or enforcement rights against the Company in connection with its participating interest in such second lien debt. In the third quarter of fiscal 2011, the affiliate sold $11.2 of face value of the debt, which included the Matthews Group’s 40% participating interest. At July 31, 2011, the affiliate of the Francisco Group held $10.0 of the Company’s second lien term loan (April 30, 2011—$10.0). In August 2011, the affiliate of the Francisco Group sold its remaining interest in the Company’s second lien term loan.

Interest of $0.2 was expensed during the first quarter of fiscal 2012 relating to the second lien term loan held by an affiliate of the Francisco Group (first quarter of fiscal 2011—$0.4).

9. LONG-TERM DEBT

During the first quarter of fiscal 2012, the Company repaid $12.3 of principal on its first lien term loan primarily relating to the annual repayment of excess cash flow as defined in the first lien credit agreement (as described in note 11 of the audited annual consolidated financial statements). The excess cash flow repayment reduces the Company’s quarterly principal repayments under the first lien term loan to nil until maturity. The Company is still subject to an annual repayment of excess cash flow under the first lien term loan. In addition, the proceeds from the issuance of equity or debt (including proceeds received from the exercise of options), and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the first lien credit agreement and, once the first lien term loan is repaid, under the second lien credit agreement.

10. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan. At July 31, 2011, the pension liability was $67.5 (April 30, 2011—$61.4). At July 31, 2011, the pension valuation from April 30, 2011 was updated for certain changes in assumptions and actual investment performance. The increase in the liability was primarily due to the actual return on pension plan assets being below the expected return, as well as an increase in the accrued benefits due to a change in the inflation rate assumption to 3.40% from 3.30% as a result of a change in market conditions. The Company’s net periodic benefit cost was as follows:

	Three months ended
	July 31, 2011	July 31, 2010
Current service cost—defined contribution	$0.7	$0.6
Current service cost—defined benefit	0.4	0.3
Interest cost	2.5	2.4
Expected return on plan assets	(2.2)	(1.9)
Recognized actuarial loss	0.5	0.6

Net periodic benefit cost	$1.9	$2.0

11. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Product warranties

The Company provides its customers with standard warranties on hardware and software for periods of up to 15 months. At July 31, 2011, the warranty accrual was $0.9 (April 30, 2011—$0.9).

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

Bid and performance related bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At July 31, 2011 and April 30, 2011, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was insignificant. At July 31, 2011, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $2.9 (April 30, 2011—$1.6).

Contingencies

The Company is party to a small number of legal proceedings, claims or potential claims arising in the normal course of business. In the opinion of the Company’s management and legal counsel, any monetary liability or financial impact of such claims or potential claims to which the Company might be subject after final adjudication would not be material to the consolidated financial position of the Company, its results of operations or its cash flows. In circumstances where the outcome of the lawsuit is expected to be unfavorable, the Company has recorded a provision for the expected settlement amount. Where the expected settlement amount is a range, the Company has provided for at least the minimum amount of the range.

12. SHARE CAPITAL

Share Capital

At July 31, 2011 and April 30, 2011, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Three months ended
	July 31, 2011		July 31, 2010
	Number of Options	Weighted Average Exercise Price	Number of Options		Weighted Average Exercise Price
Outstanding options:
Balance, beginning of period:	5.8	$5.72	2.6		$4.02
Granted	1.5	$4.00	1.4		$8.83
Exercised	(0.5)	$3.75	—	(1)	$3.75
Forfeited	(0.1)	$6.77	—	(1)	$4.91
Expired	(0.1)	$5.83	—	(1)	$6.36

Balance, end of period:	6.6	$5.46	4.0		$5.79

Number of options exercisable	1.6	$5.28	1.3		$4.15

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	July 31, 2011	July 31, 2010
Risk-free interest rate	1.5%	1.8%
Dividends	0.0%	0.0%
Expected volatility	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%
Expected life of the options	4.6 years	4.6 years
Fair value per option	$1.85	$4.45

The number of options (and all other security-based compensation) available for grant under the Company’s 2006 Equity Incentive Plan at July 31, 2011 was 0.3 million (April 30, 2011—1.6 million).

Deferred Share Unit (“DSU”) Plan

At July 31, 2011, there were 0.05 million (April 30, 2011—0.05 million) DSUs outstanding with a fair value of $0.2 (April 30, 2011—$0.2) recorded as a liability. In fiscal 2011, the employment of the final member of the DSU plan was terminated. As a result, all outstanding DSUs will be settled in July 2012.

13. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	July 31, 2011	April 30, 2011
Warrants issued in connection with government funding (a)	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes (b)	10.5	10.5
Warrants issued in connection with Class 1 Preferred Shares (c)	6.0	6.0

	$55.6	$55.6

(a)	At July 31, 2011, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2011—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.
(b)	At July 31, 2011, there were 1.35 million warrants outstanding that were issued in connection with the issuance of the Senior Secured Convertible Notes (April 30, 2011—1.35 million). The warrants have an exercise price of $15.69 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(c)	At July 31, 2011, there were 1.87 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares (April 30, 2011—1.83 million). The warrants have an exercise price of $15.98 per share, are exercisable at any time at the option of the holder and expire in August 2012.

14. EARNINGS (LOSS) PER SHARE (“EPS”)

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three months ended
	July 31, 2011	July 31, 2010
Net income (loss)	$(2.8)	$6.8
Weighted average common shares outstanding during the period, basic	53.3	52.8

Income (loss) per common share, basic	$(0.05)	$0.13

Weighted average common shares outstanding during the period, basic	53.3	52.8
Dilutive effect of options	—	1.2
Dilutive effect of warrants	—	2.5

Weighted average common shares outstanding during the period, diluted	53.3	56.5

Income (loss) per common share, diluted	$(0.05)	$0.12

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on the terms of the securities:

	Three Months Ended
(Number outstanding, in millions)	July 31, 2011	July 31, 2010
Stock options	3.5	1.5
Warrants	3.2	3.2

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on having a net loss for the three months ended July 31, 2011:

(Number outstanding, in millions)	Three months ended July 31, 2011
Stock options	1.5
Warrants	2.5

Additionally, for the three months ended July 31, 2011, 0.5 million options (July 31, 2010–nil), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

15. SPECIAL CHARGES AND RESTRUCTURING COSTS

During the first quarter of fiscal 2012, activity relating to special charges and restructuring costs consists of employee severance costs of $3.3 incurred in the termination of approximately 80 people worldwide, adjustments to prior lease termination obligation estimates and cash payments made against the provisions. A description of the provision and the related activities for the last three fiscal years is included in note 18 to the audited annual consolidated financial statements.

The following tables summarize the change in provision for special charges and restructuring costs during the first quarter of fiscal 2012 and the first quarter of fiscal 2011:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2011	$4.2	$7.0	$11.2
Charges (reversals)	3.3	1.5	4.8
Cash payments	(2.2)	(1.4)	(3.6)

Balance of provision as of July 31, 2011	$5.3	$7.1	$12.4

Balance of provision as of April 30, 2010	$0.3	$6.5	$6.8
Charges (reversals)	0.1	(0.2)	(0.1)
Cash payments	(0.4)	(0.6)	(1.0)

Balance of provision as of July 31, 2010	$—	$5.7	$5.7

16. FAIR VALUE ADJUSTMENT ON DERIVATIVE INSTRUMENTS

The fair value adjustment on derivative instruments of $0.8 for the three months ended July 31, 2010 consisted of the change in fair value of certain warrants that were required to be recorded as a liability (as described in note 19 of the audited annual consolidated financial statements). The warrants expired out of the money in April 2011.

17. SEGMENT INFORMATION

In May 2011, the Company announced a reorganization of its business. Beginning in the first quarter of fiscal 2012, the Company’s chief operating decision maker (the Chief Executive Officer) evaluates the performance of the Company and allocates resources based on three key business units. As such, the Company’s operating segments have changed to reflect the reorganization. The Company’s segmented disclosure is now based on the following three key business units:

Mitel Communications Solutions (“MCS”), which delivers unified communications and collaboration solutions to customers around the globe including IP telephony platforms, desktop devices and software applications;

Mitel NetSolutions (“NetSolutions”), which delivers network and hosted services, mobile services and broadband connectivity to the U.S. market; and

Mitel DataNet (“DataNet”), which distributes a wide variety of third party telephony and data products and related services that complement the Company’s core unified communications offering.

	Three months ended July 31, 2011				Three months ended July 31, 2010
	MCS	NetSolutions	DataNet	Total	MCS	NetSolutions	DataNet	Total
Revenues	$124.4	$20.0	$19.7	$164.1	$123.5	$19.2	$17.3	$160.0

Segment income	23.8	4.5	2.1	30.4	25.6	4.4	1.1	31.1

Corporate and unallocated:
SG&A				(22.3)				(20.3)
Special charges				(4.8)				0.1
Litigation settlement				(0.5)				—

Operating income				$2.8				$10.9

Geographic information

Revenues from external customers are attributed to the following countries based on the external customer’s location.

	Three months ended
	July 31, 2011	July 31, 2010
United States	$108.0	$108.9
United Kingdom	28.3	24.5
Canada	9.2	8.8
Other foreign countries	18.6	17.8

	$164.1	$160.0

18. SUPPLEMENTARY CASH FLOW INFORMATION

Cash and cash equivalents at July 31, 2011 consisted of cash of $50.8 (April 30, 2011—$51.4) and cash equivalents of $20.5 (April 30, 2011—$22.5). Cash interest and cash taxes paid during first quarter of fiscal 2012 were $4.3 and $2.6, respectively (first quarter of fiscal 2011—$4.4 and $0.6, respectively).

	Three months ended
	July 31, 2011	July 31, 2010
Change in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$17.8	$14.5
Inventories	(2.1)	(0.9)
Other current assets(1)	(2.1)	(0.1)
Other non-current assets	0.5	—
Accounts payable and accrued liabilities(2)	(3.5)	(10.1)
Deferred revenue	(4.2)	(4.5)
Other non-current liabilities	0.3	(0.1)
Change in pension liability	(0.1)	(0.1)

	$6.6	$(1.3)

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.
(2)	Included in accounts payable and accrued liabilities on the consolidated balance sheets is the litigation settlement obligation, the change in which is presented separately on the consolidated statements of cash flows.

19. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company utilizes forward contracts to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company does not use derivative contracts for speculative purposes. At July 31, 2011 and April 30, 2011, all of the Company’s outstanding forward contracts had a term of one month or less.

At July 31, 2011, the Company held forward option contracts to sell Australian dollars, Canadian dollars and Euros at a fixed rate on a total notional amount of $11.1 U.S. dollars. As well, the Company held forward option contracts to buy British pounds sterling at a fixed rate on a notional amount of $12.9 U.S. dollars. At July 31, 2011, the Company recorded a net unrealized gain on fair value adjustments on the outstanding forward contracts of $0.1.

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at Reporting Date
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
July 31, 2011
Assets
Cash equivalents	$—	$20.5	$—	$20.5
Restricted cash	1.4	—	—	1.4
Forward contracts	—	0.3	—	0.3
Investment(1)	—	—	1.0	1.0
Liabilities
Forward contracts	$—	$0.2	$—	$0.2
April 30, 2011
Assets
Cash equivalents	$—	$22.5	$—	$22.5
Restricted cash	1.4	—	—	1.4
Forward contracts	—	0.2	—	0.2
Investment	—	—	1.0	1.0
Liabilities
Forward contracts	$—	$0.1	$—	$0.1

(1)	There was no change in the investment (classified as a Level 3 financial asset) for the three months ended July 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (“Report”). All amounts are expressed in U.S. dollars unless otherwise noted.

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; and our R&D expenditures. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	our ability to sustain profitability in the future;

•	fluctuations in our quarterly and annual revenues and operating results;

•	the successful implementation of our newly announced strategic plan;

•	our reliance on channel partners for a significant component of our sales;

•	global economic conditions;

•	intense competition;

•	our ability to keep pace with rapidly changing technological developments and evolving industry standards;

•	failure of the market for unified communications and collaboration (“UCC”) to evolve as we expect;

•	risks related to the rate of adoption of IP telephony by our customers;

•	our ability to protect our intellectual property and our possible infringement of the intellectual property rights of third parties;

•	our ability to access additional sources of funds;

•	risks related to our level of indebtedness;

•	fluctuations in our working capital requirements and cash flows;

•	our dependence upon a small number of outside contract manufacturers to manufacture our products;

•	our dependence on sole source and limited source suppliers for key components;

•	possible delays in the delivery of, or lack of access to, software or other intellectual property licensed from our suppliers;

•	uncertainties arising from our foreign operations;

•	fluctuations in foreign exchange rates;

•	fluctuations in interest rates;

•	our ability to realize our deferred tax assets;

•	challenges to our transfer pricing policies by tax authorities;

•	our ability to sell leases derived from our managed services offering or a breach of our obligations in respect of such sales;

•	risks related to the financial condition of our customers;

•	design defects, errors, failures or “bugs” in our solutions;

•	our ability to successfully integrate future strategic acquisitions;

•	problems with the infrastructure of carriers;

•	our ability to successfully implement and achieve our business strategies; and

•	reliance on key personnel.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made assumptions regarding, among other things: stable foreign exchange rates; no unforeseen changes occurring in the competitive landscape that would affect our industry; a stable economic environment; no significant event occurring outside the ordinary course of our business; stable interest rates; and certain other assumptions that are set out proximate to the applicable forward-looking statements contained in this Report. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations, assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed elsewhere in this Report and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011 (our “Annual Report”).

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Please refer to the section entitled “Risk Factors” included in our Annual Report for a further discussion of risks and uncertainties affecting our business and financial results.

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

We have delivered innovative communications solutions to our customers for over 35 years, initially through Mitel Corporation, our predecessor business. We have invested heavily in the research and development (“R&D”) of our IP-based communications solutions to take advantage of the telecommunications industry shift from traditional PBX systems to IP-based communications solutions. Our R&D has produced a global portfolio of over 1,400 patents and pending applications, and provides us with the expertise to anticipate market trends and meet the current and future needs of our customers. We believe our early and sustained R&D investment in IP-based communications solutions has positioned us well to capitalize on the industry shift to IP-based communications solutions. As a result of this strategic focus, for the last four years substantially all of our system shipments have been IP-based communication solutions.

Significant events and recent developments

In May 2011, we reorganized our business into three key business units and two geographical sales organizations. We believe this new organizational structure will simplify our business and allow us to better serve our customers and to better focus our research and development expenses. Our sales organization is now separated into two regions, the Americas and International, and our three key business units are as follows:

•

Mitel Communications Solutions (“MCS”), which delivers unified communications and collaboration solutions to customers around the globe including IP telephony platforms, desktop devices and software applications;

•	Mitel NetSolutions (“NetSolutions”), which delivers network and hosted services, mobile services and broadband connectivity to the U.S. market; and

•	Mitel DataNet (“DataNet”), which distributes a wide variety of third party telephony and data products and related services that complement the Company’s core unified communications offering.

As a result of the reorganization, we now present our segmented disclosures on a business unit basis. We have presented our comparative historical information below under the heading “Selected consolidated financial data – segmented disclosures”.

In addition, during the first quarter of fiscal 2012, we repaid $12.3 of principal on our first lien term loan, primarily relating to the annual required repayment of excess cash flow. The excess cash flow repayment reduces the Company’s quarterly principal repayments under the first lien term loan to nil until maturity. The Company is still subject to an annual repayment of excess cash flow under the terms of the first lien credit agreement. In addition, the proceeds from the issuance of equity or debt (including proceeds received from the exercise of options), and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make certain mandatory prepayments under the first lien credit agreement and, once the first lien term loan is repaid, under the second lien credit agreement.

Operating results

Total revenue for the quarter ended July 31, 2011 was $164.1 million compared to $160.0 million for the quarter ended July 31, 2010. The sales increase was the result of increased revenues across all segments. Our operating income for the quarter ended July 31, 2011 was $2.8 million compared to $10.9 million for the first quarter for fiscal 2011. The decrease in operating income was largely due to higher selling, general and administrative (“SG&A”) expenses and special charges and restructuring costs. These were partially offset by the increase in gross margin driven by the higher revenue levels.

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

Selected consolidated financial data – results of operations

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the three months ended July 31, 2011 and July 31, 2010:

	Three months ended July 31,				Change
	2011		2010
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	164.1		160.0		4.1	2.6
Cost of revenues	83.8	51.1%	81.8	51.1%	2.0	2.4

Gross margin	80.3	48.9%	78.2	48.9%	2.1	2.7

Expenses:
Selling, general and administrative	57.1	34.8%	52.6	32.9%	4.5	8.6
Research and development	15.1	9.2%	14.8	9.3%	0.3	2.0
Special charges and restructuring costs (recovery)	4.8	2.9%	(0.1)	(0.1)%	4.9	+
Loss on litigation settlement	0.5	0.3%	—	—	0.5	+

	77.5	47.2%	67.3	42.1%	10.2	15.2

Operating income	2.8	1.7%	10.9	6.8%	(8.1)	(74.3)
Interest expense	(4.8)	(2.9)%	(5.1)	(3.2)%	0.3	(5.9)
Fair value adjustment on derivative instruments	—	—	0.8	0.5%	(0.8)	+
Other income (expense)	(0.4)	(0.2)%	0.1	0.1%	(0.5)	+

Income (loss) before taxes	(2.4)	(1.5)%	6.7	4.2%	(9.1)	+
Income tax recovery (expense)	(0.4)	(0.2)%	0.1	0.1%	(0.5)	+

Net income (loss)	$(2.8)	(1.7)%	$6.8	4.3%	$(9.6)	+

Adjusted EBITDA, a non-GAAP measure	$18.0	11.0%	$20.4	12.8%	$(2.4)	11.8

Net income (loss) per share:
Weighted average number of common shares outstanding—basic	53.3		52.8
Weighted average number of common shares outstanding—diluted	53.3		56.5
Net income (loss) per common share—basic	$(0.05)		$0.13
Net income (loss) per common share—diluted	$(0.05)		$0.12

+	The comparison is not meaningful.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the three months ended July 31, 2011 and July 31, 2010:

	Three months ended July 31,
	2011	2010
	(in millions)
Net income (loss)	$(2.8)	$6.8
Adjustments:
Interest expense	4.8	5.1
Income tax expense (recovery)	0.4	(0.1)
Amortization and depreciation	8.4	8.6
Foreign exchange loss	0.6	0.1
Fair value adjustment on derivative instruments	—	(0.8)
Loss on litigation settlement	0.5	—
Special charges and restructuring costs (recovery)	4.8	(0.1)
Stock-based compensation	1.3	0.8

Adjusted EBITDA	$18.0	$20.4

We believe that the use of Adjusted EBITDA provides consistency and comparability of period to period comparisons, and also facilitates comparisons with other companies in our industry, many of which use similar non-GAAP financial measures to supplement their U.S. GAAP results.

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

Selected consolidated financial data – segmented disclosures

As a result of the May 2011 reorganization, as discussed in the “Significant events and recent developments” under the “Overview” section above, we now present our segmented disclosures on a business unit basis. The below table presents our segmented disclosures for each quarter of fiscal 2011 and full year fiscal 2010. Our segmented disclosures for the first quarter of fiscal 2012 are included in note 17 of the unaudited interim consolidated financial statements.

	$119.3	$119.3	$119.3	$119.3	$119.3	$119.3
	Fiscal 2011					Fiscal 2010
	Q1	Q2	Q3	Q4	Full Year	Full Year
	(in millions)
Revenues
Mitel Communications Solutions	$123.5	$121.5	$119.3	$126.7	$491.0	$506.3
NetSolutions	19.2	19.6	20.0	20.0	78.8	75.6
DataNet	17.3	20.0	22.7	19.9	79.9	66.0

	160.0	161.1	162.0	166.6	649.7	647.9

Segment income
Mitel Communications Solutions	25.6	22.1	19.2	24.1	91.0	101.0
NetSolutions	4.4	4.9	5.2	4.9	19.4	16.8
DataNet	1.1	1.1	2.5	1.7	6.4	5.3

	31.1	28.1	26.9	30.7	116.8	123.1
Corporate and unallocated:
SG&A	(20.3)	(19.9)	(19.3)	(21.4)	(80.9)	(72.2)
Special charges	0.1	(4.4)	(7.4)	(3.8)	(15.5)	(5.2)
Litigation settlement costs	—	—	—	(1.0)	(1.0)	5.5

Operating income	$10.9	$3.8	$0.2	$4.5	$19.4	$51.2

Reclassification

In conjunction with the May 2011 reorganization of our business, we reviewed the classification of certain costs against their nature and the classification of the costs of comparable companies. In doing so, we concluded that it would be appropriate to reclassify certain costs to provide enhanced and more comparable information. The nature of the reclassifications and the reclassifications for the first quarter of fiscal 2012 are described in note 1 to the unaudited interim consolidated financial statements. The below table presents the reclassifications for each quarter of fiscal 2011 and for the full year fiscal 2010.

	$119.3	$119.3	$119.3	$119.3	$119.3	$119.3
	Fiscal 2011					Fiscal 2010
	Q1	Q2	Q3	Q4	Full Year	Full Year
	(in millions)
Cost of revenues	$(1.1)	$(1.2)	$(1.2)	$(1.2)	$(4.7)	$(3.3)
Selling, general and administrative costs	(0.6)	(0.5)	(0.7)	(0.7)	(2.5)	(2.6)
Research and development	1.7	1.7	1.9	1.9	7.2	5.9

Operating income	$—	$—	$—	$—	$—	$—

Results of operations

Revenues

The following table sets forth total by business segment in dollars and as a percentage of total revenues:

	Three months ended July 31,				Change
	2011		2010
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions	$124.4	75.8%	$123.5	77.2%	$0.9	0.7
NetSolutions	20.0	12.2%	19.2	12.0%	0.8	4.2
DataNet	19.7	12.0%	17.3	10.8%	2.4	13.9

	$164.1	100.0%	$160.0	100.0%	$4.1	2.6

MCS revenues increased by $0.9 million, or 0.7%, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to increased revenues in the United Kingdom (“U.K.”) from favorable foreign exchange movements. This was partially offset by a decrease in revenues in the U.S.

NetSolutions revenues increased by $0.8 million, or 4.2%, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 as a result of increased spending per customer compared to the prior period.

DataNet revenues increased by $2.4 million, or 13.9%, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to stronger product sales to direct customers and through our channel partners.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the three months ended July 31, 2011 and July 31, 2010:

	Three months ended July 31,
	2011		2010
	Gross margin in dollars	Gross margin %	Gross margin in dollars	Gross margin %
	(in millions, except percentages)
Gross margin	$80.3	48.9%	$78.2	48.9%

Gross margin percentage in the first quarter of fiscal 2012 was unchanged from the first quarter of fiscal 2011 at 48.9% as stronger gross margins in the NetSolutions and DataNet segments were offset by an unfavorable change in revenue mix due to a higher increase in sales from the DataNet segment. NetSolutions gross margin percentage improved predominantly as a result of lower rates negotiated with our local and long distance carriers during fiscal 2011 while DataNet gross margin percentage increased largely as a result of improved purchasing due to higher volumes.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 34.8% of revenues in the first quarter of fiscal 2012 compared to 32.9% of revenues in the first quarter of fiscal 2011, a change of $4.5 million in absolute dollars. Our SG&A expenditures for the first quarter of fiscal 2011 included certain non-cash charges, most significantly $6.1 million (first quarter of fiscal 2011—$6.0 million) for the amortization of intangible assets primarily related to the fiscal 2007 acquisition. In addition, SG&A included $1.3 million (first quarter of fiscal 2011—$0.8 million) of non-cash compensation expenses associated with employee stock options.

SG&A expenses as a percent of revenues increased in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to higher stock-based compensation costs, higher selling and marketing expenses and higher compensation costs due to the elimination of the reduced work-week program in fiscal 2011.

Research and Development (“R&D”)

R&D expenses in the first quarter of fiscal 2012 remained consistent with the first quarter of fiscal 2011 at 9.2% of total revenues, an increase of $0.3 million in absolute dollars. Our investment level in R&D remained consistent as we focus our development on communications solutions at 100 to 2,500 user organizations.

We have historically invested heavily in R&D, consistent with an aggressive R&D investment strategy which we believe has well-positioned us with a broad range of feature-rich, scalable, standards-based and interoperable IP-based communication solutions. Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded restructuring costs of $4.8 million in the first quarter of fiscal 2012. The special charges consisted of $3.3 million of employee termination costs related to the reorganization of our business announced in May 2011 as well as facility charges of $1.5 million recorded largely as a result of changes in estimates relating to our lease termination obligations. In the first quarter of fiscal 2011 we incurred a recovery of $0.1 million for special charges as a result of a change in estimates.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Operating Income

We reported operating income of $2.8 million in the first quarter of fiscal 2012 compared to operating income of $10.9 million in the first quarter of fiscal 2011. The decrease in operating income was primarily due to an increase in SG&A and an increase in special charges and restructuring costs, as described above, partially offset by an increase in gross margin driven by higher revenues.

Non-Operating Expenses

Interest Expense

Interest expense was $4.8 million in the first quarter of fiscal 2012 compared to $5.1 million in the first quarter of fiscal 2011. The decrease in interest expense was primarily due to lower debt balances during the period as a result of the March 2011 $25.0 million prepayment of our first lien term loan. As discussed in the “Significant events and recent developments” under the “Overview” section above, we repaid an additional $12.3 million of our first lien term loan in the first quarter of fiscal 2012, which we expect to reduce our interest expense in future quarters.

Fair Value Adjustment on Derivative Instruments

Fair value adjustment on derivative instruments in the first quarter of fiscal 2011 consists of a fair value adjustment of $0.8 million on warrants that have an exercise price in Canadian dollars. The adjustment was due to a decrease in the fair value of the warrant liability resulting from a decrease in our stock price from April 30, 2010 to July 31, 2010 and the fact that the warrants were three months closer to expiry. The warrants had an exercise price of C$14.18 and expired unexercised in April 2011.

Provision for Income Taxes

We recorded a net income tax expense of $0.4 million in the first quarter of fiscal 2012 compared to a recovery of $0.1 million in the first quarter of fiscal 2011. The net income tax expense in the first quarter of fiscal 2012 was primarily due to the forecasted expiry of certain investment tax credits, which were partially offset by the release of various uncertain tax positions. The recovery in the first quarter of fiscal 2011 was due to the recognition of net operating losses in certain jurisdictions, partially offset by differences in the accounting and tax treatment primarily pertaining to the leasing portfolio and other accruals.

Net Income (Loss)

Our net loss for the first quarter of fiscal 2012 was $2.8 million compared to net income of $6.8 million in the first quarter of fiscal 2011. The change was driven primarily by an increase in SG&A and special charges and restructuring costs, as discussed above, which more than offset the increase in gross margin from the increase in revenues.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $18.0 million in the first quarter of fiscal 2012 compared to $20.4 million in the first quarter of fiscal 2011, a decrease of $2.4 million. This decrease was driven by higher SG&A expenses, which offset higher revenues and the resulting increase in gross margin. For a definition and explanation of Adjusted EBITDA as well a reconciliation of Adjusted EBITDA to net income, see “Selected consolidated financial data – results of operations”, above.

Other Comprehensive Income (Loss)

Other comprehensive loss for the three months ended July 31, 2011 includes a loss of $6.9 million related to pension liability adjustments on the Company’s U.K. subsidiary’s defined benefit pension plan. At July 31, 2011, the pension liability was $67.5 (April 30, 2011—$61.4). At July 31, 2011, the pension valuation from April 30, 2011 was updated for certain changes in assumptions and actual investment performance. The increase in liability and corresponding other comprehensive loss was primarily due to the return on pension plan assets being below the expected return, as well as an increase in the accrued benefits due to a change in the inflation rate assumption to 3.40% from 3.30% as a result of a change in market conditions.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months ended July 31, 2011 and July 31, 2010.

	Three months ended July 31,		Change
	2011	2010
	(in millions)
Net cash provided by (used in)
Operating activities	$12.4	$9.6	$2.8
Investing activities	(2.6)	(0.1)	(2.5)
Financing activities	(12.1)	(2.0)	(10.1)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.6	(0.9)

Decrease in cash and cash equivalents	$(2.6)	$8.1	$(10.7)

Cash Provided by Operating Activities

Cash generated from operating activities in the first quarter of fiscal 2012 was $12.4 million compared to $9.6 million in the first quarter of fiscal 2011. The increased cash flows from operations were primarily due to cash provided from changes in our non-cash operating net assets and liabilities, largely due to strong collections of our accounts receivable.

Cash Used in Investing Activities

Net cash used for investing activities was $2.6 million in the first quarter of fiscal 2012 compared to $0.1 million in the first quarter of fiscal 2011. The use of cash in the first quarter of fiscal 2012 consisted of additions to capital and intangible assets of $2.6 million. The use of cash in the first quarter of fiscal 2011 consisted of additions to capital and intangible assets of $1.0 million and net realized foreign exchange losses of $0.3 million. This was partially offset by a reduction in restricted cash of $1.2 million.

Cash Provided by Financing Activities

Net cash used in financing activities in the first quarter of fiscal 2012 was $12.1 million compared to $2.0 million during the first quarter of fiscal 2011. The increased use of cash in the first quarter of fiscal 2012 was due to higher long-term debt repayments. In the first quarter of fiscal 2012, we repaid $12.3 million of our first lien term loan primarily relating to the annual repayment of excess cash flow as defined in the first lien credit agreement.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $0.3 million during the first quarter of fiscal 2012 (first quarter of fiscal 2011—$0.6 million increase).

Liquidity and Capital Resources

As of July 31, 2011, our liquidity consisted primarily of cash and cash equivalents of $71.3 million and an undrawn $30.0 million revolving facility that matures in August 2012. Our liquidity position remained relatively unchanged from April 30, 2011 as our positive cash flows from operations for the first quarter of fiscal 2012 were offset by our long-term debt repayments. At July 31, 2011, we had $306.1 million outstanding under our credit facilities, consisting of a first lien term loan due 2014 and second lien term loan due 2015, a decrease from $318.4 million outstanding at April 30, 2011 due to our principal repayments made in the first quarter of fiscal 2012, as described below.

In the first quarter of fiscal 2012, we repaid $12.3 million of our first lien term loan primarily relating to the annual repayment of excess cash flow as defined in the first lien credit agreement. The excess cash flow repayment reduces the Company’s quarterly principal repayments under the first lien term loan to nil until maturity. The Company is still subject to annual repayments of excess cash flow under the terms of the first lien credit agreement. In addition, the proceeds from the issuance of equity or debt (including proceeds received from the exercise of options), and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the first lien credit agreement and, once the first lien term loan is repaid, under the second lien credit agreement.

At July 31, 2011 and April 30, 2011, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

We have a defined benefit pension plan in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001. At July 31, 2011, the plan had an unfunded pension liability of $67.5 million (April 30, 2011—$61.4 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In October 2010, the Company’s annual funding requirement to fund the pension deficit for the 2011 calendar year was determined to be $4.1 million (£2.5 million), and will increase at an annual rate of 3% for the calendar years 2012 and 2013. In the three months ended July 31, 2011, we contributed $1.0 to fund the benefit obligation (three months ended July 31, 2010—$0.7 million).

We believe that we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of equity or debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements. We believe that our sources of liquidity beyond the next 12 months will be from our then-current cash balances and funds from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of July 31, 2011:

	Payments Due by Fiscal Year
Contractual Obligations	Total	Last nine months of fiscal 2012	2013	2014	2015	2016	2017 and beyond
	(in millions)
Long-term debt obligations (1)	$368.6	$12.9	$17.2	$17.2	$188.5	$132.8	$—
Capital lease obligations (2)	4.6	1.8	1.4	0.9	0.5	—	—
Operating lease obligations (3)	67.3	13.1	14.7	11.3	9.4	7.6	11.2
Defined benefit pension plan contributions (4)	12.6	3.8	5.2	3.6	—	—	—
Other (5)	23.0	8.0	4.6	4.3	4.1	2.0	—

Total	$476.1	$39.6	$43.1	$37.3	$202.5	$142.4	$11.2

(1)	Represents the principal balance and interest payments for the first and second lien term loans. Interest on the first and second lien term loans is based on LIBOR plus 3.25%, and LIBOR plus 7.0%, respectively, as described in our Annual Report. For the purposes of estimating the variable interest, the average 3-month LIBOR from the last three years, 0.8%, has been used.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these loans range from 5.6% to 11.6%, as described in our consolidated financial statements.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements. Our operating lease obligations have not materially changed from those disclosed in our Annual Report.
(4)	Represents the estimated contribution to our defined benefit pension plan in the U.K., as described in the liquidity and capital resources section above. Future funding requirements after fiscal 2014 are highly dependent on the unfunded pension liability and the time period over which the deficit is amortized. Liabilities arising from the remaining unfunded deficit in our defined benefit pension plan are not included in the above table.
(5)	Represents payments under a fiscal 2007 litigation settlement and an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $12.1 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At July 31, 2011, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that are not included in our balance sheet, were $155.7 million (April 30, 2011—$158.8 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in Note 2 to our audited annual consolidated financial statements included in our Annual Report. The following critical accounting policies are those that we believe require a high level of subjectivity and judgment and have a material impact on our financial condition and operating performance: revenue recognition, allowance for doubtful accounts and the lease recourse liability, provisions for inventory, provisions for product warranties, long-lived asset depreciation, goodwill valuation, special charges, contingencies, deferred taxes, pension and post-retirement benefits, and the valuation of stock options, warrants and other derivative instruments. The following critical accounting policies have been updated from the disclosure provided in our Annual Report.

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 5.2% of the ending aggregate lease portfolio as of July 31, 2011 compared to 5.3% at April 30, 2011. The reserve is based on a review of our past write-off experience and a review of the accounts receivable aging as of July 31, 2011. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable, the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of July 31, 2011 and April 30, 2011, the provision represented 5.6% and 5.4% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first quarter of fiscal 2012 were as follows:

First Quarter of Fiscal 2012
Number of options granted (in millions)	1.5
Risk-free interest rate	1.5%
Dividends	0.0%
Expected volatility	55.0%
Annual forfeiture rate	10.0%
Expected life of the options	4.6 years
Fair value per option	$1.85

Forfeitures are based on our estimate of the expected forfeiture rate. The risk-free interest rate was determined by reference to the United States treasury rates with the remaining term approximating the expected life assumed at the date of grant. We have estimated the volatility of our common shares using historical volatility of comparable public companies. We expect to continue to use the historical volatility of comparable companies until our historical volatility as a publicly-traded company is sufficiently established to measure expected volatility for option grants. The expected life of the options was calculated using an average of the original contract term (seven years) and the vesting term, taking into account graded vesting. We will continue to use this simplified method until such time as we have sufficient historical data as a public company to determine a reliable estimated life. In addition to the assumptions listed, the fair value per option is affected by the stock price at the date of grant.

Stock-based compensation expense was $1.3 million for the first quarter of fiscal 2012, (first quarter of fiscal 2011—$0.8 million). As of July 31, 2011, there was $11.5 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2011—$10.4 million). We expect this cost to be recognized over a weighted average period of 3.1 years (April 30, 2011—3.1 years).

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

In October 2009, the FASB also issued ASU 2009-13 to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU provides amendments to the criteria in the Revenue Recognition—Multiple-Element Arrangements Subtopic of the FASB ASC. The ASU allows the establishment of the relative value of deliverables using management estimates of selling price when Vendor Specific Objective Evidence (“VSOE”) and third party evidence cannot be obtained.

This new accounting guidance became applicable for us beginning the first quarter of fiscal 2012. We prospectively adopted this guidance for transactions that were entered into, or materially modified, on or after May 1, 2011. This guidance does not generally change the units of accounting for our revenue transactions, as most of our products and services qualified as separate units of accounting under the previous guidance. If the transactions entered into or materially modified on or after May 1, 2011 were subject to previous accounting guidance, the change to total revenues would be insignificant to the unaudited consolidated financial statements for the period ending July 31, 2011. Additional information on the adoption of these revenue recognition ASUs can be found in note 2 to our unaudited consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). We are required to adopt this ASU in the fourth quarter of fiscal 2012. We do not expect the adoption to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that comprehensive income must be presented in a single continuous statement with net income, or in a separate, but consecutive, statement. We are required to adopt this ASU in the first quarter of fiscal 2013. We do not expect the adoption to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three month period ended July 31, 2011, compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a)	Evaluation of disclosure controls and procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

b)	Changes in internal controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the fiscal year ended April 30, 2011, none of which have materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

101

The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at July 31, 2011 and April 30, 2011; (ii) Consolidated Statements of Operations for the three months ended July 31, 2011 and July 31, 2010; (iii) Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the three months ended July 31, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended July 31, 2011 and July 31, 2010; and (v) Notes to the Unaudited Interim Consolidated Financial Statements.(1)

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 1, 2011.

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

101

The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at July 31, 2011 and April 30, 2011; (ii) Consolidated Statements of Operations for the three months ended July 31, 2011 and July 31, 2010; (iii) Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the three months ended July 31, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended July 31, 2011 and July 31, 2010; and (v) Notes to the Unaudited Interim Consolidated Financial Statements.(1)

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.