Form 10-Q
period 2011-10-31
MITEL NETWORKS CORP
filed 2011-12-01
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

As of November 30, 2011, there were 53,599,860 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	October 31, 2011	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$68.9	$73.9
Accounts receivable (net of allowance for doubtful accounts of $6.6 and $7.3, respectively)	114.5	127.5
Sales-type lease receivables (net) (note 3)	18.1	20.0
Inventories (net) (note 4)	30.9	27.1
Deferred tax asset	9.7	5.9
Other current assets (note 5)	36.2	37.1

	278.3	291.5
Non-current portion of sales-type lease receivables (net) (note 3)	25.2	30.1
Deferred tax asset	85.1	91.1
Property and equipment (net)	17.4	15.7
Identifiable intangible assets (net) (note 6)	89.7	100.6
Goodwill	134.5	134.5
Other non-current assets	9.1	8.7

	$639.3	$672.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$99.7	$107.0
Current portion of deferred revenue	34.9	40.0
Current portion of long-term debt (note 9)	13.2	16.4

	147.8	163.4
Long-term debt (note 9)	297.5	306.9
Lease recourse liability (note 3)	6.4	7.1
Long-term portion of deferred revenue	10.2	13.2
Deferred tax liability	47.2	50.5
Pension liability (note 10)	65.7	61.4
Other non-current liabilities	19.6	20.2

	594.4	622.7

Commitments, guarantees and contingencies (note 11)
Shareholders’ equity:
Common shares, without par value—issued and outstanding: 53.6 at October 31, 2011 and 53.1 at April 30, 2011 (note 12)	809.4	805.5
Preferred shares—issued and outstanding: nil	—	—
Warrants (note 13)	55.6	55.6
Additional paid-in capital	11.6	10.8
Accumulated deficit	(745.8)	(741.8)
Accumulated other comprehensive loss	(85.9)	(80.6)

	44.9	49.5

	$639.3	$672.2

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Revenues	168.8	161.1	332.9	321.1
Cost of revenues	84.5	83.4	168.3	165.2

Gross margin	84.3	77.7	164.6	155.9

Expenses:
Selling, general and administrative	57.4	54.5	114.5	107.1
Research and development	14.4	15.0	29.5	29.8
Special charges and restructuring costs (note 15)	8.4	4.4	13.2	4.3
Loss on litigation settlement	0.5	—	1.0	—

	80.7	73.9	158.2	141.2

Operating income	3.6	3.8	6.4	14.7
Interest expense	(4.6)	(5.1)	(9.4)	(10.2)
Fair value adjustment on derivative instruments (note 16)	—	0.2	—	1.0
Other expense, net	(0.2)	(0.4)	(0.6)	(0.3)

Income (loss) before income taxes	(1.2)	(1.5)	(3.6)	5.2
Current income tax recovery (expense)	0.3	1.5	(1.5)	0.5
Deferred income tax recovery (expense) (note 21)	(0.3)	80.9	1.1	82.0

Net income (loss)	$(1.2)	$80.9	$(4.0)	$87.7

Net income (loss) per common share (note 14)
Basic	$(0.02)	$1.53	$(0.07)	$1.66
Diluted	$(0.02)	$1.45	$(0.07)	$1.56
Weighted-average number of common shares outstanding (note 14)
Basic	53.6	52.8	53.4	52.8
Diluted	53.6	56.0	53.4	56.2

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

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

AND COMPREHENSIVE INCOME (LOSS) (continued)

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
Balance at April 30, 2011	53.1	$805.5	$55.6	$10.8	$(741.8)	$(80.6)	$49.5

Net loss	—	—	—	—	(2.8)	—	(2.8)
Foreign currency translation adjustments	—	—	—	—	—	0.6	0.6
Pension liability adjustments	—	—	—	—	—	(6.9)	(6.9)

Comprehensive loss	—	—	—	—	(2.8)	(6.3)	(9.1)
Exercise of stock options	0.5	3.9	—	(2.1)	—	—	1.8
Stock-based compensation	—	—	—	1.5	—	—	1.5

Balance at July 31, 2011	53.6	$809.4	$55.6	$10.2	$(744.6)	$(86.9)	$43.7

Net loss	—	—	—	—	(1.2)	—	(1.2)
Foreign currency translation adjustments	—	—	—	—	—	0.5	0.5
Pension liability adjustments	—	—	—	—	—	0.5	0.5

Comprehensive loss	—	—	—	—	(1.2)	1.0	(0.2)
Stock-based compensation	—	—	—	1.4	—	—	1.4

Balance at October 31, 2011	53.6	$809.4	$55.6	$11.6	$(745.8)	$(85.9)	$44.9

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$(1.2)	$80.9	$(4.0)	$87.7
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	8.1	8.4	16.5	17.0
Fair value adjustment on derivative instruments	—	(0.2)	—	(1.0)
Accretion of interest on litigation settlement obligation	0.1	0.1	0.2	0.3
Stock-based compensation	1.4	1.3	2.7	2.1
Deferred income taxes	0.3	(80.9)	(1.1)	(82.0)
Unrealized foreign exchange loss	—	0.3	—	—
Non-cash movements in provisions	(1.5)	0.3	(1.3)	(2.9)
Change in non-cash operating assets and liabilities (note 18)	(3.4)	(2.8)	3.2	(4.5)

Net cash from operating activities	3.8	7.4	16.2	16.7

Investing activities:
Additions to property, equipment and intangible assets	(3.9)	(0.6)	(6.5)	(1.6)
Decrease (increase) in restricted cash	—	(0.3)	—	0.9

Net cash used in investing activities	(3.9)	(0.9)	(6.5)	(0.7)

Financing activities:
Repayment of capital lease liabilities	(0.6)	(0.3)	(1.3)	(0.9)
Repayment of long-term debt	(0.2)	(0.5)	(12.5)	(1.0)
Payment of litigation settlement obligation	(1.0)	(1.0)	(1.9)	(1.9)
Proceeds from issuance of shares from option exercises	—	0.2	1.8	0.2

Net cash used in financing activities	(1.8)	(1.6)	(13.9)	(3.6)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.4	(0.8)	1.0

Net increase (decrease) in cash and cash equivalents	(2.4)	5.3	(5.0)	13.4
Cash and cash equivalents, beginning of period	71.3	84.7	73.9	76.6

Cash and cash equivalents, end of period	$68.9	$90.0	$68.9	$90.0

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended October 31, 2011 and October 31, 2010

(in U.S. dollars, millions except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at October 31, 2011 and the results of operations and cash flows of the Company for each of the three-month and six-month periods ended October 31, 2011 and October 31, 2010 in accordance with GAAP applied on a consistent basis. The consolidated financial statements include the accounts of Mitel and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Reclassification

In conjunction with the presentation of new operating segments, as described in note 17, the Company reviewed the income statement allocations of certain expenses. Based on the nature of the items, management concluded that certain reclassifications were appropriate to improve the presentation of expenses. The following reclassifications were made to expenses for the three and six months ended October 31, 2010 to conform to the current period’s presentation.

	Three months ended October 31, 2010				Six months ended October 31, 2010
	As previously stated	Adjustments		Revised	As previously stated	Adjustments		Revised
Cost of revenues	$84.6	$(1.2	)(1)	$83.4	$167.5	$(2.3	)(1)	$165.2
Selling, general and administrative	55.0	(0.5	)(2)	54.5	108.2	(1.1	)(2)	107.1
Research and development	13.3	1.7	(3)	15.0	26.4	3.4	(3)	29.8

(1)	Primarily relates to the reclassification of defined benefit pension costs to selling, general and administrative expense for plan members who are now inactive. The plan has been closed to new members since 2001.
(2)	Primarily relates to the reclassification of defined benefit costs from cost of revenues (as described in footnote (1)) offset by the reclassification of costs related to the product development process to research and development and the reclassification of amortization costs relating to preparing and defending patents to research and development.
(3)	Primarily relates to the reclassification of costs related to the product development process from selling, general and administrative expense (as described in footnote (2)) and the reclassification of patent amortization from selling, general and administrative (as described in footnote (2)).

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

This new accounting guidance became applicable for the Company beginning with the first quarter of fiscal 2012. The Company prospectively adopted this guidance for transactions that were entered into, or materially modified, on or after May 1, 2011. This guidance does not generally change the units of accounting for the Company’s revenue transactions, as most of the Company’s products and services qualified as separate units of accounting under the previous guidance.

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

If the transactions entered into or materially modified on or after May 1, 2011 were subject to previous accounting guidance, the change to total revenues would be insignificant to the unaudited consolidated financial statements for the three and six months ended October 31, 2011.

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

Goodwill impairment tests

In September 2011, the FASB issued ASU 2011-08 to reduce the cost and complexity of goodwill impairment tests by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company is required to adopt this ASU for annual and interim goodwill impairment tests performed, beginning in fiscal 2013, with early adoption permitted in fiscal 2012. The Company does not plan to adopt the ASU early.

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

	October 31, 2011				April 30, 2011
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$9.8	$(2.3)		$7.5	$12.3	$(2.9)		$9.4
Current portion of investment in sales-type leases	18.9	(0.8)		18.1	20.9	(0.9)		20.0
Non-current portion of investment in sales-type leases	26.3	(1.1)		25.2	31.4	(1.3)		30.1

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	55.0	(4.2)		50.8	64.6	(5.1)		59.5
Sold rental payments remaining unbilled	156.2	(6.4	)(1)	149.8	165.9	(7.1	)(1)	158.8

Total of sales-type leases unsold and sold	$211.2	$(10.6)		$200.6	$230.5	$(12.2)		$218.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended October 31, 2011, the Company sold $12.1 of rental payments and recorded gains on sale of those rental payments of $2.2 (three months ended October 31, 2010—sold $12.9 and recorded gains of $2.1). For the six months ended October 31, 2011, the Company sold $28.2 of rental payments and recorded gains on sale of those rental payments of $4.8 (six months ended October 31, 2010—sold $29.4 and recorded gains of $4.5). Sold payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Age analysis as at October 31, 2011

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$4.2	$3.0	$2.6	$5.6	$9.8
Investment in sold and unsold sales-type lease receivables(1)	167.8	31.1	2.5	33.6	201.4

Total gross sales-type leases	$172.0	$34.1	$5.1	$39.2	$211.2

Allowance	(4.3)	(2.3)	(4.0)	(6.3)	(10.6)

Total net sales-type leases	$167.7	$31.8	$1.1	$32.9	$200.6

(1)	Remaining unbilled amounts related to past-due billed amounts

Age analysis as at April 30, 2011

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$5.3	$3.4	$3.6	$7.0	$12.3
Investment in sold and unsold sales-type lease receivables(1)	181.0	33.5	3.7	37.2	218.2

Total gross sales-type leases	$186.3	$36.9	$7.3	$44.2	$230.5

Allowance	(5.1)	(2.0)	(5.1)	(7.1)	(12.2)

Total net sales-type leases	$181.2	$34.9	$2.2	$37.1	$218.3

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, April 30, 2010	$(14.8)
Write-offs	6.0
Recoveries	(0.1)
Provision	(3.3)

Allowance for credit losses on sales-type leases, April 30, 2011	$(12.2)

Write-offs	1.4
Recoveries	—
Provision	(0.7)

Allowance for credit losses on sales-type leases, July 31, 2011	$(11.5)

Write-offs	0.9
Recoveries	—
Provision	—

Allowance for credit losses on sales-type leases, October 31, 2011	$(10.6)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	October 31, 2011	April 30, 2011
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$7.9	$9.2
Allowance against sales-type leases individually evaluated for impairment	(5.4)	(6.2)

Sales-type leases individually evaluated for impairment, net	$2.5	$3.0

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$203.3	$221.3
Allowance against sales-type leases collectively evaluated for impairment	(5.2)	(6.0)

Sales-type leases collectively evaluated for impairment, net	$198.1	$215.3

4. INVENTORIES

	October 31, 2011	April 30, 2011
Raw materials and work in process	$6.0	$5.9
Finished goods	31.0	27.5
Less: provision for obsolete inventory	(6.1)	(6.3)

	$30.9	$27.1

5. OTHER CURRENT ASSETS

	October 31, 2011	April 30, 2011
Prepaid expenses and deferred charges	$13.6	$15.0
Unbilled receivables	4.3	6.5
Due from related parties (note 8)	1.2	0.9
Other receivables	10.6	7.7
Service inventory	5.1	5.6
Restricted cash	1.4	1.4

	$36.2	$37.1

6. IDENTIFIABLE INTANGIBLE ASSETS (net)

	October 31, 2011			April 30, 2011
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$15.7	$(10.5)	$5.2	$14.5	$(9.5)	$5.0
Customer relationships	99.9	(52.7)	47.2	99.9	(46.5)	53.4
Developed technology	78.8	(41.5)	37.3	78.8	(36.6)	42.2

	$194.4	$(104.7)	$89.7	$193.2	$(92.6)	$100.6

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	October 31, 2011	April 30, 2011
Trade payables	$27.4	$31.5
Employee-related payables	11.2	11.6
Restructuring, warranty and other provisions	11.8	9.1
Due to related parties (note 8)	0.5	0.2
Other accrued liabilities	48.8	54.6

	$99.7	$107.0

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

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and six months ended October 31, 2011, Mitel recorded lease expense of $1.4 and $2.9, respectively (three and six months ended October 31, 2010—$1.7 and $3.3 respectively). At October 31, 2011, balances payable relating to the lease agreement totaled $0.3 (April 30, 2011— nil).

Investment

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. For the three months ended October 31, 2011, sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.2 and $0.1, respectively, (three months ended October 31, 2010— $0.1 and $0.1, respectively). For the six months ended October 31, 2011, sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.3 and $0.2, respectively, (six months ended October 31, 2010—$0.3 and $0.2, respectively). The balance receivable and payable at October 31, 2011 was $0.1 and $0.1, respectively (April 30, 2011—$0.2 and $0.1, respectively).

Other

During the three months ended October 31, 2011, other transactions with companies related to Dr. Matthews arising in the normal course consisted of sales of $0.1 and purchases of $1.0 (three months ended October 31, 2010—sales of $0.4 and purchases of $1.1). During the six months ended October 31, 2011, other transactions with companies related to Dr. Matthews arising in the normal course consisted of sales of $0.4 and purchases of $2.2 (six months ended October 31, 2010—sales of $0.8 and purchases of $2.1).

The amounts receivable and payable as a result of all of the above transactions are included in note 5 and note 7, respectively.

The Francisco Group

Francisco Partners Management, LLC and certain of its affiliates (collectively, the “Francisco Group”) are significant common shareholders of the Company. In addition, the Francisco Group holds certain warrants and options of the Company. Significant transactions with companies controlled by or related to the Francisco Group include the following:

Second Lien Debt

During the third quarter of fiscal 2010, an affiliate of the Francisco Group purchased $21.2 in principal of the outstanding second lien term debt. The Matthews Group had a 40% participating interest in the second lien debt held by such affiliate of the Francisco Group but was neither a party to nor a lender under the second lien term loan and had no contractual rights or enforcement rights against the Company in connection with its participating interest in such second lien debt. In the third quarter of fiscal 2011, the affiliate sold $11.2 of face value of the debt, which included the Matthews Group’s 40% participating interest. At April 30, 2011, the affiliate of the Francisco Group held $10.0 of the Company’s second lien term loan. In August 2011, the affiliate of the Francisco Group sold its remaining interest in the Company’s second lien term loan.

For the three and six months ended October 31, 2011, interest expense of nil and $0.2, respectively, was recorded relating to the second lien term loan held by an affiliate of the Francisco Group (three and six months ended October 31, 2010,—$0.4 and $0.8, respectively).

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

At October 31, 2011, the Company has classified $11.5 as current long-term debt relating to its estimated annual repayment of excess cash flow for the year-ending April 30, 2012. The annual excess cash flow payment is due 100 days subsequent to fiscal year-end.

The annual excess cash flow payment may vary significantly from the estimate based on the Company’s operating results and net changes in working capital during the remainder of fiscal 2012.

10. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan. At October 31, 2011, the pension liability was $65.7 (April 30, 2011—$61.4). In the first quarter of fiscal 2012, the pension valuation from April 30, 2011 was updated for certain changes in assumptions and actual investment performance. The increase in the liability was primarily due to the actual return on pension plan assets being below the expected return, as well as an increase in the accrued benefits due to a change in the inflation rate assumption to 3.40% from 3.30% as a result of a change in market conditions.

The Company’s net periodic benefit cost was as follows:

	Three months ended		Six months ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Defined Contribution
Current service cost	$0.9	$0.5	$1.6	$1.1
Defined Benefit
Current service cost	0.4	0.4	0.8	0.7
Interest cost	2.5	2.4	5.0	4.8
Expected return on plan assets	(2.1)	(2.0)	(4.3)	(3.9)
Recognized actuarial loss	0.5	0.7	1.0	1.3

Total periodic benefit cost, net	$2.2	$2.0	$4.1	$4.0

11. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Product warranties

The Company provides its customers with standard warranties on hardware and software for periods of up to 15 months. At October 31, 2011, the warranty accrual was $1.0 (April 30, 2011—$0.9).

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

Bid and performance related bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At October 31, 2011 and April 30, 2011, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was insignificant. At October 31, 2011, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $0.9 (April 30, 2011—$1.6).

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

12. SHARE CAPITAL

Share Capital

At October 31, 2011 and April 30, 2011, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Six months ended
	October 31, 2011		October 31, 2010
	Number of Options	Weighted Average Exercise Price per Option	Number of Options		Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	5.8	$5.72	2.6		$4.02
Granted	1.6	$3.94	1.7		$8.39
Exercised	(0.5)	$3.75	—	(1)	$3.75
Forfeited	(0.1)	$6.83	(0.1)		$5.76
Expired	(0.2)	$5.44	—	(1)	$6.58

Balance, end of period	6.6	$5.42	4.2		$5.85

Number of options exercisable	2.1	$5.41	1.5		$4.38

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	October 31, 2011	July 31, 2011	October 31, 2010	July 31, 2010
Number of options granted	0.1	1.5	0.3	1.4
Risk-free interest rate	0.9%	1.5%	1.4%	1.8%
Dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%
Expected life of the options	4.6 years	4.6 years	4.6 years	4.6 years
Fair value per option	$1.50	$1.85	$2.78	$4.45

The number of options (and all other security-based compensation) available for grant under the Company’s 2006 Equity Incentive Plan at October 31, 2011 was 0.3 million (April 30, 2011—1.6 million).

Deferred Share Unit (“DSU”) Plans

At October 31, 2011, there were 0.05 million (April 30, 2011—0.05 million) DSUs outstanding with a fair value of $0.1 (April 30, 2011—$0.2) recorded as a liability. In fiscal 2011, the employment of the final member of the DSU plan was terminated. As a result, all outstanding DSUs will be settled in July 2012.

13. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	October 31, 2011	April 30, 2011
Warrants issued in connection with government funding(1)	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes(2)	10.5	10.5
Warrants issued in connection with Class 1 Preferred Shares(3)	6.0	6.0

	$55.6	$55.6

(1)	At October 31, 2011, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2011—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.
(2)	At October 31, 2011, there were 1.35 million warrants outstanding that were issued in connection with the issuance of the Senior Secured Convertible Notes (April 30, 2011—1.35 million). The warrants have an exercise price of $15.69 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(3)	At October 31, 2011, there were 1.87 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares (April 30, 2011—1.83 million). The warrants have an exercise price of $15.95 per share, are exercisable at any time at the option of the holder and expire in August 2012.

14. EARNINGS (LOSS) PER SHARE (“EPS”)

The following table sets forth the computation of basic and diluted EPS (in millions, except per share amounts):

	Three months ended		Six months ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Net income (loss)	$(1.2)	$80.9	$(4.0)	$87.7
Weighted average common shares outstanding during the period, basic	53.6	52.8	53.4	52.8

Income (loss) per common share, basic	$(0.02)	$1.53	$(0.07)	$1.66

Weighted average common shares outstanding during the period, basic	53.6	52.8	53.4	52.8
Dilutive effect of options	—	0.7	—	0.9
Dilutive effect of warrants	—	2.5	—	2.5

Weighted average common shares outstanding during the period, diluted	53.6	56.0	53.4	56.2

Income (loss) per common share, diluted	$(0.02)	$1.45	$(0.07)	$1.56

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on the terms of the securities:

	Three Months Ended		Six Months Ended
(Average number outstanding, in millions)	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Stock options	6.1	1.7	4.6	1.6
Warrants	3.2	3.2	3.2	3.2

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on having a net loss attributable to common shareholders for the three and six months ended October 31, 2011:

(Average number outstanding, in millions)	Three Months Ended October 31, 2011	Six Months Ended October 31, 2011
Stock options	—	0.8
Warrants	2.5	2.5

Additionally, for the three and six months ended October 31, 2011, 0.5 million options (three and six months ended October 31, 2010–nil), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

15. SPECIAL CHARGES AND RESTRUCTURING COSTS

During the first quarter of fiscal 2012, activity relating to special charges and restructuring costs consisted of employee severance costs of $3.3 incurred in the termination of approximately 80 people worldwide, adjustments to prior lease termination obligation estimates of $1.5 and cash payments made against the provisions.

The restructuring activity in the second quarter of fiscal 2012 consisted of $4.2 for facility and other costs and severance costs for approximately 50 people related to the planned closure of a research and development facility in Ireland. The Company anticipates recording additional charges of approximately $1.2 in the third quarter of fiscal 2012 related to the Ireland facility closure. In addition, upon closure of the facility, which is expected to occur in the third quarter of fiscal 2012, the Company expects to record income of approximately $2.0 related to currency translation adjustments that have previously been deferred through other comprehensive income. The remaining second quarter charge primarily relates to lease termination costs and severance costs for approximately 100 people in North America as the Company realigns its business in the United States.

A description of the provision and the related activities for the prior three fiscal years is included in note 18 to the audited annual consolidated financial statements.

The following tables summarize the change in provision for special charges and restructuring costs during the first six months of fiscal 2012:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2011	$4.2	$7.0	$11.2
Charges (reversals)	3.3	1.5	4.8
Cash payments	(2.2)	(1.4)	(3.6)

Balance of provision as of July 31, 2011	$5.3	$7.1	$12.4

Charges	3.8	4.6	8.4
Cash payments	(4.0)	(1.5)	(5.5)

Balance of provision as of October 31, 2011	$5.1	$10.2	$15.3

The following tables summarize the change in provision for special charges and restructuring costs during the first six months of fiscal 2011:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2010	$0.3	$6.5	$6.8
Charges (reversals)	0.1	(0.2)	(0.1)
Cash payments	(0.4)	(0.6)	(1.0)

Balance of provision as of July 31, 2010	$—	$5.7	$5.7

Charges	3.7	0.7	4.4
Cash payments	(1.7)	(0.5)	(2.2)

Balance of provision as of October 31, 2010	$2.0	$5.9	$7.9

16. FAIR VALUE ADJUSTMENT ON DERIVATIVE INSTRUMENTS

The fair value adjustment on derivative instruments of $0.2 and $1.0 for the three and six months ended October 31, 2010, respectively consisted of the change in fair value of certain warrants that were required to be recorded as a liability (as described in note 19 of the audited annual consolidated financial statements). The warrants expired out of the money in April 2011.

17. SEGMENT INFORMATION

In May 2011, the Company announced a reorganization of its business. Since the first quarter of fiscal 2012, the Company’s chief operating decision maker (the Chief Executive Officer) evaluates the performance of the Company and allocates resources based on three key business units. As such, the Company’s operating segments have changed to reflect the reorganization. The Company’s segmented disclosure is now based on the following three key business units:

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

	Three months ended October 31, 2011				Three months ended October 31, 2010
	MCS	NetSolutions	DataNet	Total	MCS	NetSolutions	DataNet	Total
Revenues	$129.4	$20.4	$19.0	$168.8	$121.5	$19.6	$20.0	$161.1

Segment income	27.4	4.8	1.9	34.1	22.1	4.9	1.1	28.1

Corporate and unallocated:
SG&A				(21.6)				(19.9)
Special charges				(8.4)				(4.4)
Litigation settlement				(0.5)				—

Operating income				$3.6				$3.8

	Six months ended October 31, 2011				Six months ended October 31, 2010
	MCS	NetSolutions	DataNet	Total	MCS	NetSolutions	DataNet	Total
Revenues	$253.8	$40.4	$38.7	$332.9	$245.0	$38.8	$37.3	$321.1

Segment income	51.2	9.3	4.0	64.5	47.7	9.3	2.2	59.2

Corporate and unallocated:
SG&A				(43.9)				(40.2)
Special charges				(13.2)				(4.3)
Litigation settlement				(1.0)				—

Operating income				$6.4				$14.7

Geographic information

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended		Six months ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
United States	$112.3	$108.3	$220.3	$217.2
United Kingdom	28.8	27.0	57.1	51.5
Canada	9.1	7.4	18.3	16.2
Other foreign countries	18.6	18.4	37.2	36.2

	$168.8	$161.1	$332.9	$321.1

18. SUPPLEMENTARY CASH FLOW INFORMATION

Cash and cash equivalents at October 31, 2011 consisted of cash of $52.9 (April 30, 2011—$51.4) and cash equivalents of $16.0 (April 30, 2011—$22.5). Cash interest and cash taxes paid during three months ended October 31, 2011 were $4.2 and $3.2, respectively (three months ended October 31, 2010—$4.6 and $2.4, respectively). Cash interest and cash taxes paid during six months ended October 31, 2011 were $8.5 and $5.8, respectively (six months ended October 31, 2010—$9.0 and $3.7, respectively).

Additions to property, equipment and intangible assets for the three and six months ended October 31, 2011 are shown in the consolidated statements of cash flows net of property and equipment acquired through capital leases of $0.6 and $0.7, respectively (three and six months ended October 31, 2010 – $1.1 and $1.4, respectively).

	Three months ended		Six months ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$1.5	$(6.8)	$19.3	$7.7
Inventories	(1.9)	(3.5)	(4.0)	(4.4)
Other current assets(1)	1.5	1.5	(0.6)	1.4
Other non-current assets	(0.5)	1.2	—	1.2
Accounts payable and accrued liabilities(2)	(1.1)	8.9	(4.6)	(1.6)
Deferred revenue	(2.0)	(0.8)	(6.2)	(5.3)
Other non-current liabilities	(0.9)	(3.9)	(0.6)	(4.0)
Change in pension liability	—	0.6	(0.1)	0.5

	$(3.4)	$(2.8)	$3.2	$(4.5)

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.
(2)	Included in accounts payable and accrued liabilities on the consolidated balance sheets is the litigation settlement obligation, the change in which is presented separately on the consolidated statements of cash flows.

19. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company utilizes forward contracts to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company does not use derivative contracts for speculative purposes. At October 31, 2011 and April 30, 2011, all of the Company’s outstanding forward contracts had a term of one month or less.

At October 31, 2011, the Company held forward option contracts to sell Australian dollars, Canadian dollars and Euros at a fixed rate on a total notional amount of $14.4 U.S. dollars. As well, the Company held forward option contracts to buy British pounds sterling at a fixed rate on a notional amount of $11.8 U.S. dollars. At October 31, 2011, the Company recorded a net unrealized loss on fair value adjustments on the outstanding forward contracts of $0.2, which was included in accounts payable and accrued liabilities in the consolidated balance sheet.

At April 30, 2011, the Company held forward option contracts to sell Australian dollars at a fixed rate on a notional amount of $1.6 U.S. dollars. As well, the Company held forward option contracts to buy British pounds sterling and Canadian dollars at a fixed rate on a total notional amount of $8.6 U.S. dollars. At April 30, 2011, the Company recorded a net unrealized gain on fair value adjustments on the outstanding forward contracts of $0.1, which was included in other current assets in the consolidated balance sheet.

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at Reporting Date
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
October 31, 2011
Assets
Cash equivalents	$—	$16.0	$—	$16.0
Restricted cash	1.4	—	—	1.4
Forward contracts	—	0.3	—	0.3
Investment(1)	—	—	1.0	1.0
Liabilities
Forward contracts	$—	$0.5	$—	$0.5
April 30, 2011
Assets
Cash equivalents	$—	$22.5	$—	$22.5
Restricted cash	1.4	—	—	1.4
Forward contracts	—	0.2	—	0.2
Investment	—	—	1.0	1.0
Liabilities
Forward contracts	$—	$0.1	$—	$0.1

(1)	There was no change in the investment (classified as a Level 3 financial asset) for the three and six months ended October 31, 2011.

21. DEFERRED TAXES

In the second quarter of fiscal 2011, the Company updated its assessment of the realizability of its deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the last 36 months and forecasted income for fiscal 2011, the Company determined that the weight of the evidence indicated that it was more likely than not that the Company would realize a benefit from a portion of its deferred tax assets in Canada. In the three months ended October 31, 2010, the Company relieved a valuation allowance of approximately $80.0, net of a provision for uncertain tax provisions, primarily relating to its deferred tax assets in Canada. At October 31, 2011, there continues to be a valuation allowance of $72.7 against deferred tax assets, primarily in Canada and the United Kingdom (April 30, 2011 – $71.2).

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

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; and our R&D expenditures. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	our ability to sustain profitability in the future;

•	fluctuations in our quarterly and annual revenues and operating results;

•	the successful implementation of our new strategic plan, announced in May 2011;

•	our reliance on channel partners for a significant component of our sales;

•	global economic conditions;

•	intense competition;

•	our ability to keep pace with rapidly changing technological developments and evolving industry standards;

•	failure of the market for unified communications and collaboration (“UCC”) to evolve as we expect;

•	risks related to the rate of adoption of IP telephony by our customers;

•	our ability to protect our intellectual property and our possible infringement of the intellectual property rights of third parties;

•	our ability to access additional sources of funds;

•	risks related to our level of indebtedness;

•	fluctuations in our working capital requirements and cash flows;

•	our dependence upon a small number of outside contract manufacturers to manufacture our products;

•	our dependence on sole source and limited source suppliers for key components;

•	possible delays in the delivery of, or lack of access to, software or other intellectual property licensed from our suppliers;

•	uncertainties arising from our foreign operations;

•	fluctuations in foreign exchange rates;

•	fluctuations in interest rates;

•	our ability to realize our deferred tax assets;

•	challenges to our transfer pricing policies by tax authorities;

•	our ability to sell leases derived from our managed services offering or a breach of our obligations in respect of such sales;

•	risks related to the financial condition of our customers;

•	design defects, errors, failures or “bugs” in our solutions;

•	our ability to successfully integrate future strategic acquisitions;

•	problems with the infrastructure of carriers;

•	our ability to successfully implement and achieve our business strategies; and

•	reliance on key personnel.

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

We have delivered innovative communications solutions to our customers for over 35 years. We have invested heavily in the research and development (“R&D”) of our IP-based communications solutions to take advantage of the telecommunications industry shift from traditional PBX systems to IP-based communications solutions. Our R&D has produced a global portfolio of over 1,400 patents and pending applications, and provides us with the expertise to anticipate market trends and meet the current and future needs of our customers. We believe our early and sustained R&D investment in IP-based communications solutions has positioned us well to capitalize on the industry shift to IP-based communications solutions. As a result of this strategic focus, for the last four years substantially all of our system shipments have been IP-based communication solutions.

Significant events and recent developments

In May 2011, we reorganized our business into three key business units and two geographical sales organizations. We believe this new organizational structure has simplified our business and allows us to better serve our customers and to better focus our research and development expenses. Our sales organization is now separated into two regions, the Americas and International, and our three key business units are as follows:

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

Operating results

Total revenue for the three months ended October 31, 2011 was $168.8 million compared to $161.1 million for the three months ended October 31, 2010. The sales increase was the result of increased revenues in our MCS segment. Our operating income for the three months ended October 31, 2011 was relatively unchanged at $3.6 million compared to $3.8 million for the three months ended

October 31, 2010. Increased revenues and increased gross margin percentage were offset by increased selling, general and administrative costs and higher special charges and restructuring costs due to significant restructuring activity during the quarter.

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

Selected consolidated financial data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the three months ended October 31, 2011 and October 31, 2010:

	Three months ended October 31,				Change
	2011		2010
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	168.8		161.1		7.7	4.8
Cost of revenues	84.5	50.1%	83.4	51.8%	1.1	1.3

Gross margin	84.3	49.9%	77.7	48.2%	6.6	8.5

Expenses:
Selling, general and administrative	57.4	34.0%	54.5	33.8%	2.9	5.3
Research and development	14.4	8.5%	15.0	9.3%	(0.6)	(4.0)
Special charges and restructuring costs	8.4	5.0%	4.4	2.7%	4.0	+
Loss on litigation settlement	0.5	0.3%	—	—	0.5	+

	80.7	47.8%	73.9	45.9%	6.8	9.2

Operating income	3.6	2.1%	3.8	2.4%	(0.2)	(5.3)
Interest expense	(4.6)	(2.7)%	(5.1)	(3.2)%	0.5	(9.8)
Fair value adjustment on derivative instruments	—	—	0.2	0.1%	(0.2)	+
Other expense, net	(0.2)	(0.1)%	(0.4)	(0.2)%	0.2	+

Loss before taxes	(1.2)	(0.7)%	(1.5)	(0.9)%	0.3	+
Income tax recovery	—	—	82.4	51.1%	(82.4)	+

Net income (loss)	$(1.2)	(0.7)%	$80.9	50.2%	$(82.1)	+

Adjusted EBITDA, a non-GAAP measure	$22.2	13.2%	$18.2	11.3%	$4.0	22.0

Net income (loss) per share:
Weighted average number of common shares outstanding—basic	53.6		52.8
Weighted average number of common shares outstanding—diluted	53.6		56.0
Net income (loss) per common share—basic	$(0.02)		$1.53
Net income (loss) per common share—diluted	$(0.02)		$1.45

+	The comparison is not meaningful.

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the six months ended October 31, 2011 and October 31, 2010:

	Six months ended October 31,				Change
	2011		2010
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	332.9		321.1		11.8	3.7
Cost of revenues	168.3	50.6%	165.2	51.4%	3.1	1.9

Gross margin	164.6	49.4%	155.9	48.6%	8.7	5.6

Expenses:
Selling, general and administrative	114.5	34.4%	107.1	33.4%	7.4	6.9
Research and development	29.5	8.9%	29.8	9.3%	(0.3)	(1.0)
Special charges and restructuring costs	13.2	4.0%	4.3	1.3%	8.9	+
Loss on litigation settlement	1.0	0.3%	—	—	1.0	+

	158.2	47.5%	141.2	44.0%	17.0	12.0

Operating income	6.4	1.9%	14.7	4.6%	(8.3)	(56.5)
Interest expense	(9.4)	(2.8)%	(10.2)	(3.2)%	0.8	(7.8)
Fair value adjustment on derivative instruments	—	—	1.0	0.3%	(1.0)	+
Other expense	(0.6)	(0.2)%	(0.3)	(0.1)%	(0.3)	+

Income (loss) before taxes	(3.6)	(1.1)%	5.2	1.6%	(8.8)	+
Income tax recovery (expense)	(0.4)	(0.1)%	82.5	25.7%	(82.9)	+

Net income (loss)	$(4.0)	(1.2)%	$87.7	27.3%	$(91.7)	+

Adjusted EBITDA, a non-GAAP measure	$40.2	12.1%	$38.6	12.0%	$1.6	4.1

Net income (loss) per share:
Weighted average number of common shares outstanding—basic	53.4		52.8
Weighted average number of common shares outstanding—diluted	53.4		56.2
Net income (loss) per common share—basic	$(0.07)		$1.66
Net income (loss) per common share—diluted	$(0.07)		$1.56

+	The comparison is not meaningful.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the three and six months ended October 31, 2011 and October 31, 2010:

	Three months ended October 31		Six months ended October 31
	2011	2010	2011	2010
	(in millions)		(in millions)
Net income (loss)	$(1.2)	$80.9	$(4.0)	$87.7
Adjustments:
Interest expense	4.6	5.1	9.4	10.2
Income tax expense (recovery)	—	(82.4)	0.4	(82.5)
Amortization and depreciation	8.1	8.4	16.5	17.0
Foreign exchange loss	0.4	0.7	1.0	0.8
Fair value adjustment on derivative instruments	—	(0.2)	—	(1.0)
Special charges and restructuring costs	8.4	4.4	13.2	4.3
Stock-based compensation	1.4	1.3	2.7	2.1
Loss on litigation settlement	0.5	—	1.0	—

Adjusted EBITDA	$22.2	$18.2	$40.2	$38.6

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

Selected consolidated financial data – segmented disclosures

As a result of the May 2011 reorganization, as discussed in the “Significant events and recent developments” under the “Overview” section above, we now present our segmented disclosures on a business unit basis. The table below presents our segmented disclosures for each quarter of fiscal 2011 and full year fiscal 2010. Our segmented disclosures for the three and six months ended October 31, 2011 are included in note 17 of the unaudited interim consolidated financial statements.

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

Selected consolidated financial data – reclassifications

In conjunction with the May 2011 reorganization of our business, we reviewed the classification of certain costs against their nature and the classification of the costs of comparable companies. In doing so, we concluded that it would be appropriate to reclassify certain costs to provide enhanced and more comparable information. The nature of the reclassifications is described in note 1 to the unaudited interim consolidated financial statements. The table below presents the reclassifications for each quarter of fiscal 2011 and for the full year fiscal 2010.

	Fiscal 2011					Fiscal 2010
	Q1	Q2	Q3	Q4	Full Year	Full Year
	(in millions)
Cost of revenues	$(1.1)	$(1.2)	$(1.2)	$(1.2)	$(4.7)	$(3.3)
Selling, general and administrative costs	(0.6)	(0.5)	(0.7)	(0.7)	(2.5)	(2.6)
Research and development	1.7	1.7	1.9	1.9	7.2	5.9

Operating income	$—	$—	$—	$—	$—	$—

Results of operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended October 31,				Change
	2011		2010
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions	$129.4	76.7%	$121.5	75.4%	$7.9	6.5
NetSolutions	20.4	12.1%	19.6	12.2%	0.8	4.1
DataNet	19.0	11.2%	20.0	12.4%	(1.0)	(5.0)

	$168.8	100.0%	$161.1	100.0%	$7.7	4.8

	Six months ended October 31,				Change
	2011		2010
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions	$253.8	76.2%	$245.0	76.3%	$8.8	3.6
NetSolutions	40.4	12.1%	38.8	12.1%	1.6	4.1
DataNet	38.7	11.6%	37.3	11.6%	1.4	3.8

	$332.9	100.0%	$321.1	100.0%	$11.8	3.7

MCS revenues increased by $7.9 million, or 6.5%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due to increased revenues across all regions. Stronger volumes in the U.S. and the United Kingdom (“U.K.”) were coupled with an increase in revenues due to favorable movements in foreign exchange rates in most non-U.S. regions. For the first six months of fiscal 2012, MCS revenues increased by $8.8 million, or 3.6%, over the first six months of fiscal 2011 due primarily to the same drivers as for the second quarter.

NetSolutions revenues increased by $0.8 million, or 4.1%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 and increased by $1.6 million, or 4.1%, in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. The increased revenues were driven by an increase in spending per customer.

DataNet revenues decreased by $1.0 million, or 5.0%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 and increased by $1.4 million, or 3.8%, in the first six months of fiscal 2012 compared to the first six months of fiscal 2011. The decreased revenues in the second quarter were due to lower product sales to direct customers. The increased revenues in the first six months of fiscal 2012 were due to higher product sales through our channel partners, which more than offset the decrease in sales to direct customers.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended October 31,				Six months ended October 31,
	2011		2010		2011		2010
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Gross margin	84.3	49.9%	77.7	48.2%	164.6	49.4%	155.9	48.6%

Gross margin percentage in the second quarter of fiscal 2012 increased by 1.7% to 49.9% compared to 48.2% for the second quarter of fiscal 2011 primarily from stronger gross margins in the MCS segment due to product mix and DataNet segment due to improved purchasing and product mix. NetSolutions gross margin percentages were relatively unchanged in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Gross margin percentage for the first six months of fiscal 2012 increased by 0.8% to 49.4% compared to 48.6% for the first six months of fiscal 2011 due to stronger margins in the MCS and DataNet segments, largely driven by the same factors as for the second quarter, as described above.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 34.0% of revenues in the second quarter of fiscal 2012 compared to 33.8% of revenues in the second quarter of fiscal 2011, a change of $2.9 million in absolute dollars. Our SG&A expenditures for the second quarter of fiscal 2012 included certain non-cash charges, most significantly $5.6 million (second quarter of fiscal 2011—$5.6 million) for the amortization of intangible assets related to the fiscal 2007 acquisition of Inter-Tel. In addition, SG&A included $1.4 million (second quarter of fiscal 2011—$1.3 million) of non-cash compensation expenses associated with employee stock options.

SG&A expenses as a percentage of revenues increased in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 primarily due to higher variable compensation costs due to the increase in revenue and gross margin.

For the first six months of fiscal 2012, SG&A expenses increased to 34.4% of revenues compared to 33.4% of revenues for the first six months of fiscal 2011, a change of $7.4 million in absolute dollars. Our SG&A expenditures for the first six months of fiscal 2012 included certain non-cash charges, most significantly $11.2 million (first six months of fiscal 2011—$11.2million) for the amortization of intangible assets related to the fiscal 2007 acquisition of Inter-Tel. In addition, SG&A included $2.7 million (first six months of fiscal 2011—$2.1 million) of non-cash compensation expenses associated with employee stock options.

SG&A expenses as a percentage of revenues increased in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 primarily due to higher stock-based compensation costs, higher selling and marketing expenses and higher compensation costs. The higher compensation costs were driven by higher variable compensation resulting from the increase in revenue and gross margin coupled with the elimination of the reduced work-week program in fiscal 2011.

Research and Development (“R&D”)

R&D expenses in the second quarter of fiscal 2012 decreased to 8.5% of revenues compared to 9.3% of revenues for the second quarter of fiscal 2011, a decrease of $0.6 million in absolute dollars. For the first six months of fiscal 2012, R&D expenses decreased to 8.9% of revenues compared to 9.3% of revenues for the first six months of fiscal 2011, a decrease of $0.3 million in absolute dollars. The decreases in the three and six month periods were driven by a reduction in costs from the announced closure of a research and development facility in Ireland during the second quarter of fiscal 2012. Our remaining investment level in R&D remained relatively consistent as we continue to focus our development primarily on communications solutions for 100 to 2,500 user organizations.

We have historically invested heavily in R&D, consistent with an aggressive R&D investment strategy which we believe has positioned us well with a broad range of feature-rich, scalable, standards-based and interoperable IP-based communication solutions. Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded restructuring costs of $8.4 million in the second quarter of fiscal 2012. The special charges consisted of $4.2 million for facility and employee termination costs for approximately 50 people related to the planned closure of a research and development facility in Ireland. We anticipate recording additional charges of approximately $1.2 million in the third quarter of fiscal 2012 related to the Ireland facility closure. In addition, upon closure of this facility, which is expected to occur in the third quarter of fiscal 2012, we expect to record income of approximately $2.0 million related to currency translation adjustments that have previously been deferred through other comprehensive income. The remaining second quarter charge primarily relates to lease termination costs and severance costs for approximately 100 people in North America as we realign our business in the United States.

We recorded restructuring costs of $4.8 million in the first quarter of fiscal 2012. The special charges consisted of $3.3 million of employee termination costs related to the reorganization of our business announced in May 2011 as well as facility charges of $1.5 million recorded largely as a result of changes in estimates relating to our lease termination obligations.

In the second quarter of fiscal 2011 we undertook certain restructuring actions to reduce our cost structure and improve operational efficiencies. We recorded a total charge of $4.4 million in the quarter relating to these activities. The charge consisted of $3.7 million relating to a workforce reduction of approximately 50 employees and $0.7 million relating to lease termination obligations. We did not record restructuring charges in the first quarter of fiscal 2011.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Operating Income

We reported operating income of $3.6 million in the second quarter of fiscal 2012 compared to operating income of $3.8 million in the second quarter of fiscal 2011. The small decrease in operating income was primarily due to an increase in special charges and restructuring costs and SG&A, as described above, which was offset by an increase in revenues and gross margin percentage.

For the first six months of fiscal 2012, we reported operating income of $6.4 million compared to operating income of $14.7 million in the first six months of fiscal 2011. The decrease in operating income was primarily due to an increase in SG&A and an increase in special charges and restructuring costs, as described above, partially offset by an increase in revenues and gross margin percentage.

Non-Operating Expenses

Interest Expense

Interest expense was $4.6 million in the second quarter of fiscal 2012 compared to $5.1 million in the second quarter of fiscal 2011. The decrease in interest expense was primarily due to lower debt balances during the period as a result of the $25.0 million prepayment of our first lien term loan made in March 2011 and the $12.3 million repayment made in the first quarter of fiscal 2012 (as discussed in the “Significant events and recent developments” under the “Overview” section above).

For the first six months of fiscal 2012, interest expense was $9.4 million compared to $10.2 million in the first six months of fiscal 2011. The decrease in interest expense was driven by the same factors as for the second quarter of fiscal 2012.

Fair Value Adjustment on Derivative Instruments

Fair value adjustment on derivative instruments for the three and six months ended October 31, 2010 was $0.2 million and $1.0 million, respectively, and related to warrants that had an exercise price in Canadian dollars. The adjustment was due to a decrease in the fair value of the warrant liability resulting from a decrease in our stock price, and the fact that the warrants were closer to expiry. The warrants had an exercise price of C$14.18 and expired unexercised in April 2011. Accordingly, there was no fair value adjustment recorded for the three or six months ended October 31, 2011.

Provision for Income Taxes

For the three and six months ended October 31, 2011, we recorded a net income tax expense of nil and $0.4, respectively, compared to a recovery of $82.4 million and $82.5 million, respectively, for the comparative periods ended October 31, 2010.

The net income tax expense of nil for the three months ended October 31, 2011 was the result of the forecasted expiry of certain investment tax credits, which were offset by the recognition of additional R&D credits that are expected to be used in the future. The net income tax expense of $0.4 for the six months ended October 31, 2011 was due to the forecasted expiry of certain investment tax credits, which was partially offset by the recognition of additional R&D credits coupled with the release of various uncertain tax positions.

The recovery for the three and six months ended October 31, 2010 was driven primarily by the release of valuation allowance related to deferred tax assets, as described in note 22 to the audited annual consolidated financial statements. In the three months ended October 31, 2010, we relieved a valuation allowance of approximately $80.0 million, net of a provision for uncertain tax provisions, primarily relating to the deferred tax assets in Canada.

Net Income (Loss)

Our net loss for the second quarter of fiscal 2012 was $1.2 million compared to net income of $80.9 million in the second quarter of fiscal 2011. The net loss in the second quarter of fiscal 2012 was driven primarily by special charges and restructuring costs, as discussed above, which more than offset the increase in revenues and gross margin. The net income in the second quarter of fiscal 2011 was driven primarily by the tax recovery, as described above.

For the first six months of fiscal 2012, our net loss was $4.0 million compared to net income of $87.7 million for the first six months of fiscal 2011. The net loss in the first six months of fiscal 2012 was driven primarily by special charges and restructuring costs, as discussed above, which more than offset the increase in revenues and gross margin. The net income for the first six months of fiscal 2011 was driven primarily by the tax recovery, as described above.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $22.2 million in the second quarter of fiscal 2012 compared to $18.2 million in the second quarter of fiscal 2011, an increase of $4.0 million. This increase was driven primarily by higher gross margin from higher revenues and a higher gross margin percentage, partially offset by higher SG&A expenses. For the first six months of fiscal 2012, Adjusted EBITDA was $40.2 million compared to $38.6 million for the first six months of fiscal 2011, an increase of $1.6 million. This increase was driven by the same factors as the second quarter increase.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected consolidated financial data – Results of operations”, above.

Other Comprehensive Income (Loss)

The changes in other comprehensive income for the three months ended October 31, 2011 and the three and six months ended October 31, 2010 were not significant.

Other comprehensive loss for the three months ended July 31, 2011 includes a loss of $6.9 million related to pension liability adjustments on the Company’s U.K. subsidiary’s defined benefit pension plan. At July 31, 2011, the pension valuation from April 30, 2011 was updated for certain changes in assumptions and actual investment performance. The increase in liability and corresponding increase in other comprehensive loss was primarily due to the return on pension plan assets being below the expected return, as well as an increase in the accrued benefits due to a change in the inflation rate assumption to 3.40% from 3.30% as a result of a change in market conditions.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months and six months ended October 31, 2011 and October 31, 2010.

	Three months ended October 31,			Six months ended October 31,
	2011	2010	Change	2011	2010	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$3.8	$7.4	$(3.6)	$16.2	$16.7	$(0.5)
Investing activities	(3.9)	(0.9)	(3.0)	(6.5)	(0.7)	(5.8)
Financing activities	(1.8)	(1.6)	(0.2)	(13.9)	(3.6)	(10.3)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.4	(0.9)	(0.8)	1.0	(1.8)

Increase (decrease) in cash and cash equivalents	$(2.4)	$5.3	$(7.7)	$(5.0)	$13.4	$(18.4)

Cash Provided by Operating Activities

Cash generated from operating activities in the second quarter of fiscal 2012 was $3.8 million compared to $7.4 million in the second quarter of fiscal 2011. The second quarter decrease was largely due to change in the non-cash movements in provisions and the change in non-cash operating assets and liabilities. The cash generated from operating activities for the first six months of fiscal 2012 was $16.2 million compared to $16.7 million for the first six months of fiscal 2011 as lower operating income was offset by an unfavorable change in non-cash operating assets and liabilities.

Cash Used in Investing Activities

Net cash used for investing activities was $3.9 million in the second quarter of fiscal 2012 compared to $0.9 million in the second quarter of fiscal 2011. Net cash used for investing activities was $6.5 million in the first six months of fiscal 2012 compared to $0.7 million in the first six months of fiscal 2011. The higher use of cash in the fiscal 2012 periods was due primarily to higher additions to property, plant and equipment in the second quarter of fiscal 2012 due to the timing of expenditures, coupled with higher financing of capital asset additions through capital leases in the first six months of fiscal 2011.

Cash Used in Financing Activities

Net cash used in financing activities in the second quarter of fiscal 2012 was $1.8 million compared to cash used in financing activities of $1.6 million during the second quarter of fiscal 2011. Net cash used in financing activities in the first six months of fiscal 2012 was $13.9 million compared to cash used in financing activities of $3.6 million during the first six months of fiscal 2011. The use of cash in all periods was primarily due to repayments of long-term debt, capital leases, and payments under a fiscal 2007 litigation settlement obligation. In the first quarter of fiscal 2012, we repaid $12.3 million of our first lien term loan primarily relating to the annual repayment of excess cash flow as defined in the first lien credit agreement.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $0.5 million during the second quarter of fiscal 2012 (second quarter of fiscal 2011—$0.4 million increase) and by $0.8 million during the first six months of fiscal 2012 (first six months of 2011 – $1.0 million increase).

Liquidity and Capital Resources

As of October 31, 2011, our liquidity consisted primarily of cash and cash equivalents of $68.9 million and an undrawn $30.0 million revolving facility that matures in August 2012. Our liquidity position remained relatively unchanged from April 30, 2011 as our positive cash flows from operations were offset by our long-term debt repayments and capital expenditures. At October 31, 2011, we had $306.0 million outstanding under our secured credit facilities, consisting of a first lien term loan due 2014 and second lien term loan due 2015, a decrease from $318.4 million outstanding at April 30, 2011 due primarily to our principal repayments made in the first quarter of fiscal 2012, as described below.

In the first quarter of fiscal 2012, we repaid $12.3 million of our first lien term loan primarily relating to the annual repayment of excess cash flow as defined in the first lien credit agreement. The excess cash flow repayment reduced the Company’s quarterly principal repayments under the first lien term loan to nil until maturity. The Company is still subject to annual repayments of excess cash flow under the terms of the first lien credit agreement. In addition, the proceeds from the issuance of equity or debt (including proceeds received from the exercise of options), and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the first lien credit agreement and, once the first lien term loan is repaid, under the second lien credit agreement.

At October 31, 2011, we classified $11.5 as current long-term debt relating to our estimated annual repayment of excess cash flow for the year-ended April 30, 2012. The annual excess cash flow payment is due 100 days subsequent to fiscal year-end. The amount may vary significantly from the estimate based on our operating results and net changes in working capital during the remainder of fiscal 2012.

At October 31, 2011 and April 30, 2011, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

We have a defined benefit pension plan in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001. At October 31, 2011, the plan had an unfunded pension liability of $65.7 million (April 30, 2011—$61.4 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In October 2010, the Company’s annual funding requirement to fund the pension deficit for the 2011 calendar year was determined to be $4.0 million (£2.5 million), and will increase at an annual rate of 3% for the calendar years 2012 and 2013. In the three and six months ended October 31, 2011, we contributed $1.0 million and $2.0 million, respectively, to fund the pension deficit (three and six months ended October 31, 2010—$0.7 million and $2.4 million, respectively).

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

Contractual Obligations

The following table sets forth our contractual obligations as of October 31, 2011:

	Payments Due by Fiscal Year
Contractual Obligations	Total	Last six months of fiscal 2012	2013	2014	2015	2016	2017 and beyond
	(in millions)
Long-term debt obligations (1)	$362.1	$8.3	$28.0	$16.5	$176.6	$132.7	$—
Capital lease obligations (2)	5.1	1.3	1.7	1.2	0.8	0.1	—
Operating lease obligations (3)	62.9	8.7	14.7	11.3	9.4	7.6	11.2
Defined benefit pension plan contributions (4)	10.9	2.4	5.0	3.5	—	—	—
Other (5)	20.7	5.7	4.6	4.3	4.1	2.0	—

Total	$461.7	$26.4	$54.0	$36.8	$190.9	$142.4	$11.2

(1)	Represents the principal balance and interest payments for the first and second lien term loans. Interest on the first and second lien term loans is based on LIBOR plus 3.25%, and LIBOR plus 7.0%, respectively, as described in our Annual Report. For the purposes of estimating the variable interest, the average 3-month LIBOR from the last three years, 0.5%, has been used. Fiscal 2013 includes an estimate for the annual excess cash flow payment. The excess cash flow payments have not been estimated for subsequent years.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these loans range from 5.6% to 11.6%, as described in our consolidated financial statements.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements. Our operating lease obligations have not materially changed from those disclosed in our Annual Report.

(4)	Represents the estimated contribution to our defined benefit pension plan in the U.K., as described in the liquidity and capital resources section above. Future funding requirements after fiscal 2014 are highly dependent on the unfunded pension liability and the time period over which the deficit is amortized. Liabilities arising from the remaining unfunded deficit in our defined benefit pension plan are not included in the above table.
(5)	Represents payments under a fiscal 2007 litigation settlement and an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $11.0 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At October 31, 2011, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that are not included in our balance sheet, were $149.8 million (April 30, 2011—$158.8 million).

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

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 5.0% of the ending aggregate lease portfolio as of October 31, 2011 compared to 5.3% at April 30, 2011. The reserve is based on a review of our past write-off experience and a review of the accounts receivable aging as of October 31, 2011. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable, the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of October 31, 2011 and April 30, 2011, the provision represented 5.5% and 5.4% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first six months of fiscal 2012 were as follows:

	First Quarter of Fiscal 2012	Second Quarter of Fiscal 2012
Number of options granted (in millions)	1.5	0.1
Risk-free interest rate	1.5%	0.9%
Dividends	0.0%	0.0%
Expected volatility	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%
Expected life of the options	4.6 years	4.6 years
Fair value per option	$1.85	$1.50

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

For the three and six months ended October 31, 2011, stock-based compensation expense was $1.4 million and $2.7, respectively, (three and six months ended October 31, 2010—$1.3 million and $2.1 million, respectively). As of October 31, 2011, there was $10.4 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2011—$10.4 million). We expect this cost to be recognized over a weighted average period of 3.0 years (April 30, 2011—3.1 years).

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

This new accounting guidance became applicable for us beginning the first quarter of fiscal 2012. We prospectively adopted this guidance for transactions that were entered into, or materially modified, on or after May 1, 2011. This guidance does not generally change the units of accounting for our revenue transactions, as most of our products and services qualified as separate units of accounting under the previous guidance. If the transactions entered into or materially modified on or after May 1, 2011 were subject to previous accounting guidance, the change to total revenues would be insignificant to the unaudited consolidated financial statements for the period ending October 31, 2011. Additional information on the adoption of these revenue recognition ASUs can be found in note 2 to our unaudited consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08 to reduce the cost and complexity of goodwill impairment tests by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. We are required to adopt this ASU for annual and interim goodwill impairment tests performed in fiscal 2013, with early adoption permitted in fiscal 2012. We do not plan on adopting the ASU early.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended October 31, 2011, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a)	Evaluation of disclosure controls and procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

101

The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at October 31, 2011 and April 30, 2011; (ii) Consolidated Statements of Operations for the three and six months ended October 31, 2011 and October 31, 2010; (iii) Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the three and six months ended October 31, 2011; (iv) Consolidated Statements of Cash Flows for the three and six months ended October 31, 2011 and October 31, 2010; and (v) Notes to the Unaudited Interim Consolidated Financial Statements.(1)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 1, 2011.

MITEL NETWORKS CORPORATION

By:	/S/ STEVEN SPOONER
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets at October 31, 2011 and April 30, 2011; (ii) Consolidated Statements of Operations for the three and six months ended October 31, 2011 and October 31, 2010; (iii) Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the three and six months ended October 31, 2011; (iv) Consolidated Statements of Cash Flows for the three and six months ended October 31, 2011 and October 31, 2010; and (v) Notes to the Unaudited Interim Consolidated Financial Statements.(1)

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