Form 10-Q
period 2012-01-31
MITEL NETWORKS CORP
filed 2012-03-01
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

As of February 29, 2012, there were 53,599,860 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	January 31, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$76.9	$73.9
Accounts receivable (net of allowance for doubtful accounts of $6.2 and $7.3, respectively)	111.3	124.7
Sales-type lease receivables (net) (note 4)	17.3	20.0
Inventories (net) (note 5)	28.4	26.1
Deferred tax asset	8.6	5.9
Other current assets (note 6)	39.1	37.1
Assets of component held for sale, current (note 3)	3.5	3.8

	285.1	291.5
Non-current portion of sales-type lease receivables (net) (note 4)	26.5	30.1
Deferred tax asset	85.3	91.1
Property and equipment (net)	21.0	15.7
Identifiable intangible assets (net) (note 7)	84.1	100.6
Goodwill	133.1	133.1
Other non-current assets	9.4	8.7
Assets of component held for sale, non-current (note 3)	1.4	1.4

	$645.9	$672.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$104.6	$107.0
Current portion of deferred revenue	33.9	40.0
Current portion of long-term debt (note 10)	9.4	16.4

	147.9	163.4
Long-term debt (note 10)	301.3	306.9
Lease recourse liability (note 4)	6.2	7.1
Long-term portion of deferred revenue	11.6	13.2
Deferred tax liability	45.6	50.5
Pension liability (note 11)	84.2	61.4
Other non-current liabilities	19.7	20.2

	616.5	622.7

Commitments, guarantees and contingencies (note 12)
Shareholders’ equity:
Common shares, without par value—issued and outstanding: 53.6 and 53.1, respectively (note 13)	809.4	805.5
Preferred shares—issued and outstanding: nil	—	—
Warrants (note 14)	55.6	55.6
Additional paid-in capital	12.7	10.8
Accumulated deficit	(741.2)	(741.8)
Accumulated other comprehensive loss	(107.1)	(80.6)

	29.4	49.5

	$645.9	$672.2

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Revenues	$150.5	$143.9	$454.2	$437.1
Cost of revenues	68.7	68.6	212.5	209.2

Gross margin	81.8	75.3	241.7	227.9

Expenses:
Selling, general and administrative	55.9	53.4	167.3	157.6
Research and development	14.3	15.7	43.8	45.5
Special charges and restructuring costs (note 16)	2.8	7.4	16.0	11.7
Loss on litigation settlement	—	—	1.0	—

	73.0	76.5	228.1	214.8

Operating income (loss) from continuing operations	8.8	(1.2)	13.6	13.1
Interest expense	(4.7)	(5.0)	(14.1)	(15.2)
Fair value adjustment on derivative instruments (note 17)	—	—	—	1.0
Other expense, net	(0.4)	(0.1)	(1.0)	(0.4)

Income (loss) from continuing operations, before income taxes	3.7	(6.3)	(1.5)	(1.5)
Current income tax recovery (expense)	—	(0.1)	(0.9)	0.5
Deferred income tax recovery (expense) (note 22)	0.7	1.5	1.8	83.5

Net income (loss) from continuing operations	4.4	(4.9)	(0.6)	82.5
Net income from discontinued operations (note 3)	0.2	0.9	1.2	1.2

Net income (loss)	$4.6	$(4.0)	$0.6	$83.7

Net income (loss) per common share (note 15)
Net income (loss) per common share from continuing operations
Basic	$0.09	$(0.10)	$(0.01)	$1.56
Diluted	$0.08	$(0.10)	$(0.01)	$1.47
Net income per common share from discontinued operations
Basic	—	$0.02	$0.02	$0.02
Diluted	—	$0.02	$0.02	$0.02
Net income (loss) per common share
Basic	$0.09	$(0.08)	$0.01	$1.58
Diluted	$0.08	$(0.08)	$0.01	$1.49
Weighted-average number of common shares outstanding
Basic	53.6	52.9	53.5	52.9
Diluted	56.1	52.9	53.5	56.1

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

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

AND COMPREHENSIVE INCOME (LOSS) (continued)

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
Balance at April 30, 2011	53.1	$805.5	$55.6	$10.8	$(741.8)	$(80.6)	$49.5

Net loss	—	—	—	—	(2.8)	—	(2.8)
Foreign currency translation adjustments	—	—	—	—	—	0.6	0.6
Pension liability adjustments	—	—	—	—	—	(6.9)	(6.9)

Comprehensive loss	—	—	—	—	(2.8)	(6.3)	(9.1)
Exercise of stock options	0.5	3.9	—	(2.1)	—	—	1.8
Stock-based compensation	—	—	—	1.5	—	—	1.5

Balance at July 31, 2011	53.6	$809.4	$55.6	$10.2	$(744.6)	$(86.9)	$43.7

Net loss	—	—	—	—	(1.2)	—	(1.2)
Foreign currency translation adjustments	—	—	—	—	—	0.5	0.5
Pension liability adjustments	—	—	—	—	—	0.5	0.5

Comprehensive loss	—	—	—	—	(1.2)	1.0	(0.2)
Stock-based compensation	—	—	—	1.4	—	—	1.4

Balance at October 31, 2011	53.6	$809.4	$55.6	$11.6	$(745.8)	$(85.9)	$44.9

Net income	—	—	—	—	4.6	—	4.6
Foreign currency translation adjustments	—	—	—	—	—	0.8	0.8
Recognition of foreign currency translation on closure of facility	—	—	—	—	—	(2.0)	(2.0)
Pension liability adjustments	—	—	—	—	—	(20.0)	(20.0)

Comprehensive loss	—	—	—	—	4.6	(21.2)	(16.6)
Stock-based compensation	—	—	—	1.1	—	—	1.1

Balance at January 31, 2012	53.6	$809.4	$55.6	$12.7	$(741.2)	$(107.1)	$29.4

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$4.6	$(4.0)	$0.6	$83.7
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	8.2	8.4	24.7	25.4
Fair value adjustment on derivative instruments	—	—	—	(1.0)
Accretion of interest on litigation settlement obligation	—	0.2	0.2	0.5
Stock-based compensation	1.1	1.3	3.8	3.4
Deferred income taxes	(0.7)	(1.5)	(1.8)	(83.5)
Non-cash movements in provisions	(1.3)	2.5	(2.6)	(0.4)
Change in non-cash operating assets and liabilities (note 19)	3.5	(2.1)	6.7	(6.6)

Net cash from operating activities	15.4	4.8	31.6	21.5

Investing activities:
Additions to property, equipment and intangible assets	(5.4)	(2.8)	(11.9)	(4.4)
Decrease in restricted cash	—	—	—	0.9

Net cash used in investing activities	(5.4)	(2.8)	(11.9)	(3.5)

Financing activities:
Repayment of capital lease liabilities	(0.5)	(0.5)	(1.8)	(1.4)
Repayment of long-term debt	—	(0.5)	(12.5)	(1.5)
Payment of litigation settlement obligation	(0.9)	(0.8)	(2.8)	(2.7)
Proceeds from issuance of shares from option exercises	—	0.3	1.8	0.5

Net cash used in financing activities	(1.4)	(1.5)	(15.3)	(5.1)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.2	(1.4)	1.2

Net increase in cash and cash equivalents	8.0	0.7	3.0	14.1
Cash and cash equivalents, beginning of period	68.9	90.0	73.9	76.6

Cash and cash equivalents, end of period	$76.9	$90.7	$76.9	$90.7

(Note 19 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended January 31, 2012 and January 31, 2011

(in U.S. dollars, millions except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at January 31, 2012 and the results of operations and cash flows of the Company for each of the three- and nine-month periods ended January 31, 2012 and January 31, 2011 in accordance with GAAP applied on a consistent basis. The consolidated financial statements include the accounts of Mitel and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Reclassification

In conjunction with the presentation of new operating segments, as described in note 18, the Company reviewed the income statement allocations of certain expenses. Based on the nature of the items, management concluded that certain reclassifications were appropriate to improve the presentation of expenses. In addition, as described in note 3, certain amounts have been reclassified as discontinued operations. The following reclassifications were made to expenses for the three and nine months ended January 31, 2011 to conform to the current period’s presentation.

	As previously stated	Presentation adjustments		Revised	Discontinued operations	Current presentation
Three months ended January 31, 2011
Cost of revenues	$84.7	$(1.2	)(1)	$83.5	$(14.9)	$68.6
Selling, general and administrative	55.9	(0.7	)(2)	55.2	(1.8)	53.4
Research and development	13.8	1.9	(3)	15.7	—	15.7
Nine months ended January 31, 2011
Cost of revenues	$252.2	$(3.5	)(1)	$248.7	$(39.5)	$209.2
Selling, general and administrative	164.1	(1.8	)(2)	162.3	(4.7)	157.6
Research and development	40.2	5.3	(3)	45.5	—	45.5

(1)	Primarily relates to the reclassification of defined benefit pension costs to selling, general and administrative expense for plan members who are now inactive. The plan has been closed to new members since 2001.
(2)	Primarily relates to the reclassification of defined benefit costs from cost of revenues (as described in footnote (1)) offset by the reclassification of costs related to the product development process to research and development and the reclassification of amortization costs relating to preparing and defending patents to research and development.
(3)	Primarily relates to the reclassification of costs related to the product development process from selling, general and administrative expense (as described in footnote (2)) and the reclassification of patent amortization from selling, general and administrative (as described in footnote (2)).

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in note 2 to the audited annual consolidated financial statements. Other than the change in operating segments further described in note 18, there have been no significant changes to these policies. With the exception of the accounting pronouncements below, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

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

Many of the Company’s products have both software and non-software components that function together to deliver the essential functionality of the integrated system product. The Company analyzes all of its software and non-software products and services and considers the features and functionalities of the individual elements and the stand-alone sales of those individual components, among other factors, to determine which elements are essential or non-essential to the overall functionality of the integrated system product.

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

If the transactions entered into or materially modified on or after May 1, 2011 were subject to previous accounting guidance, the change to total revenues would be insignificant to the unaudited consolidated financial statements for the three and nine months ended January 31, 2012.

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

3. ASSETS OF COMPONENT HELD FOR SALE AND DISCONTINUED OPERATIONS

In the third quarter of fiscal 2012, the Company began to actively market for sale its DataNet and CommSource business (“DataNet”), which distributes a wide variety of third party telephony and data products and related services. The business is available for sale in its present condition and it is anticipated that a sale will be completed within one year. As a result, at January 31, 2012, the assets of DataNet have been classified and accounted for as held for sale on the consolidated balance sheets and the operating results have been reported on the consolidated income statements as discontinued operations. The assets of DataNet are measured at the lower of their carrying amount or fair value less cost to sell. The fair value of the assets or asset group is calculated based on information from initial negotiations. The liabilities of DataNet are not expected to be assumed by the purchaser and therefore have not been recorded as part of the component held for sale. The “Other” segment, as described in note 18, was previously labeled DataNet and consisted primarily of the operations of the DataNet business. Summarized financial information for DataNet is shown below.

	January 31, 2012	April 30, 2011
Assets held for sale
Accounts receivable	$2.5	$2.8
Inventories	1.0	1.0

Assets of component held for sale, current	3.5	3.8
Goodwill	1.4	1.4

Total assets of component held for sale	$4.9	$5.2

	Three months ended		Nine months ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Operations
Revenues	$13.9	$18.1	$43.1	$46.0

Income from discontinued operations, before taxes	$0.4	$1.4	$2.0	$1.8
Income tax expense	(0.2)	(0.5)	(0.8)	(0.6)

Net income from discontinued operations, net of tax	$0.2	$0.9	$1.2	$1.2

4. NET INVESTMENT IN SALES-TYPE LEASES

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

	January 31, 2012				April 30, 2011
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$9.3	$(2.1)		$7.2	$12.3	$(2.9)		$9.4
Current portion of investment in sales-type leases	18.1	(0.8)		17.3	20.9	(0.9)		20.0
Non-current portion of investment in sales-type leases	27.6	(1.1)		26.5	31.4	(1.3)		30.1

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	55.0	(4.0)		51.0	64.6	(5.1)		59.5
Sold rental payments remaining unbilled	148.7	(6.2	)(1)	142.5	165.9	(7.1	)(1)	158.8

Total of sales-type leases unsold and sold	$203.7	$(10.2)		$193.5	$230.5	$(12.2)		$218.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended January 31, 2012, the Company sold $10.3 of rental payments and recorded gains on sale of those rental payments of $1.8 (three months ended January 31, 2011—sold $16.2 and recorded gains of $2.6). For the nine months ended January 31, 2012, the Company sold $38.5 of rental payments and recorded gains on sale of those rental payments of $6.6 (nine months ended January 31, 2011—sold $45.6 and recorded gains of $7.1). Sold payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Age analysis as at January 31, 2012

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$3.7	$2.9	$2.7	$5.6	$9.3
Investment in sold and unsold sales-type lease receivables(1)	164.2	26.4	3.8	30.2	194.4

Total gross sales-type leases	$167.9	$29.3	$6.5	$35.8	$203.7

Allowance	(4.2)	(2.5)	(3.5)	(6.0)	(10.2)

Total net sales-type leases	$163.7	$26.8	$3.0	$29.8	$193.5

(1)	Remaining unbilled amounts related to past-due billed amounts

Age analysis as at April 30, 2011

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$5.3	$3.4	$3.6	$7.0	$12.3
Investment in sold and unsold sales-type lease receivables(1)	181.0	33.5	3.7	37.2	218.2

Total gross sales-type leases	$186.3	$36.9	$7.3	$44.2	$230.5

Allowance	(5.1)	(2.0)	(5.1)	(7.1)	(12.2)

Total net sales-type leases	$181.2	$34.9	$2.2	$37.1	$218.3

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, April 30, 2010	$(14.8)
Write-offs	6.0
Recoveries	(0.1)
Provision	(3.3)

Allowance for credit losses on sales-type leases, April 30, 2011	$(12.2)

Write-offs	1.4
Recoveries	—
Provision	(0.7)

Allowance for credit losses on sales-type leases, July 31, 2011	$(11.5)

Write-offs	0.9
Recoveries	—
Provision	—

Allowance for credit losses on sales-type leases, October 31, 2011	$(10.6)

Write-offs	0.7
Recoveries	—
Provision	(0.3)

Allowance for credit losses on sales-type leases, January 31, 2012	$(10.2)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	January 31, 2012	April 30, 2011
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$10.3	$9.2
Allowance against sales-type leases individually evaluated for impairment	(5.2)	(6.2)

Sales-type leases individually evaluated for impairment, net	$5.1	$3.0

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$193.4	$221.3
Allowance against sales-type leases collectively evaluated for impairment	(5.0)	(6.0)

Sales-type leases collectively evaluated for impairment, net	$188.4	$215.3

5. INVENTORIES

	January 31, 2012	April 30, 2011
Raw materials and work in process	$4.7	$5.9
Finished goods	29.0	26.0
Less: provision for obsolete inventory	(5.3)	(5.8)

	$28.4	$26.1

6. OTHER CURRENT ASSETS

	January 31, 2012	April 30, 2011
Prepaid expenses and deferred charges	$15.0	$15.0
Unbilled receivables	6.0	6.5
Due from related parties (note 9)	1.3	0.9
Other receivables	10.2	7.7
Service inventory	5.2	5.6
Restricted cash	1.4	1.4

	$39.1	$37.1

7. IDENTIFIABLE INTANGIBLE ASSETS (net)

	January 31, 2012			April 30, 2011
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$16.2	$(11.0)	$5.2	$14.5	$(9.5)	$5.0
Customer relationships	99.9	(55.9)	44.0	99.9	(46.5)	53.4
Developed technology	78.8	(43.9)	34.9	78.8	(36.6)	42.2

	$194.9	$(110.8)	$84.1	$193.2	$(92.6)	$100.6

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31, 2012	April 30, 2011
Trade payables	$34.1	$31.5
Employee-related payables	18.0	11.6
Accrued liabilities	33.3	44.6
Restructuring, warranty and other provisions	7.3	9.1
Due to related parties (note 9)	1.3	0.2
Other payables	10.6	10.0

	$104.6	$107.0

9. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) are significant common shareholders of the Company. In addition, the Matthews Group holds certain warrants and options of the Company. Significant transactions with companies controlled by or related to Dr. Matthews include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and nine months ended January 31, 2012, Mitel recorded lease expense of $1.5 and $4.4, respectively (three and nine months ended January 31, 2011—$1.6 and $6.1, respectively). At January 31, 2012, the balance payable relating to the current lease agreement totaled nil (April 30, 2011— nil).

Investment

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. For the three months ended January 31, 2012, sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.1 and $0.2, respectively, (three months ended January 31, 2011— $0.1 and $0.1, respectively). For the nine months ended January 31, 2012, sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.4 and $0.4, respectively, (nine months ended January 31, 2011—$0.4 and $0.3, respectively). The balance receivable and payable at January 31, 2012 was $0.2 and $0.2, respectively (April 30, 2011—$0.2 and $0.1, respectively).

Other

During the three months ended January 31, 2012, other transactions with the Matthews Group arising in the normal course consisted of sales of $0.1 and purchases of $2.2 (three months ended January 31, 2011—sales of $0.3 and purchases of $0.7). During the nine months ended January 31, 2012, other transactions with the Matthews Group arising in the normal course consisted of sales of $0.5 and purchases of $4.4 (nine months ended January 31, 2011—sales of $1.1 and purchases of $2.8). Included in purchases for the nine months ended January 31, 2012 is $2.1 related to leasehold improvements at the Ottawa-based headquarter facilities completed on the Company’s behalf by the Matthews Group (three months ended January 31, 2012 – $1.6 million).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

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

For the three and nine months ended January 31, 2012, interest expense of nil and $0.2, respectively, was recorded relating to the second lien term loan held by an affiliate of the Francisco Group (three and nine months ended January 31, 2011—$0.2 and $1.0, respectively).

10. LONG-TERM DEBT

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

At January 31, 2012, the Company has classified $7.5 as current long-term debt relating to its estimated annual repayment of excess cash flow for the year ending April 30, 2012. The annual excess cash flow payment is due 100 days subsequent to fiscal year-end. The annual excess cash flow payment may vary significantly from the estimate based on the Company’s operating results and net changes in working capital during the remainder of fiscal 2012.

11. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan. At January 31, 2012, the pension liability was $84.2 (April 30, 2011—$61.4). At January 31, 2012, the pension valuation from April 30, 2011 was updated for actual investment performance and certain changes in assumptions. The increase in the liability was primarily due to the actual return on pension plan assets being below the expected return and an increase in the accrued benefits due to a decrease in the discount rate to 4.70% from 5.30%. The discount rate assumption decrease reflects lower prevailing rates available on high-quality, fixed-income debt instruments. This was partially offset by a change in the inflation rate assumption to 3.00% from 3.30%.

The Company’s net periodic benefit cost was as follows:

	Three months ended		Nine months ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Defined Contribution
Current service cost	$0.9	$0.7	$2.5	$1.8
Defined Benefit
Current service cost	0.4	0.4	1.2	1.1
Interest cost	2.4	2.5	7.4	7.3
Expected return on plan assets	(2.0)	(2.1)	(6.3)	(6.0)
Recognized actuarial loss	0.5	0.7	1.5	2.0

Total periodic benefit cost, net	$2.2	$2.2	$6.3	$6.2

12. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Product warranties

The Company provides its customers with standard warranties on hardware and software for periods of up to 15 months. At January 31, 2012, the warranty accrual was $0.8 (April 30, 2011—$0.9).

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

Bid and performance related bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At January 31, 2012 and April 30, 2011, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was insignificant. At January 31, 2012, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $0.9 (April 30, 2011—$1.6).

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

13. SHARE CAPITAL

Share Capital

At January 31, 2012 and April 30, 2011, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Nine months ended
	January 31, 2012		January 31, 2011
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	5.8	$5.72	2.6	$4.02
Granted	1.7	$3.78	3.7	$6.64
Exercised	(0.5)	$3.75	(0.1)	$3.75
Forfeited	(0.2)	$7.29	(0.1)	$6.12
Expired	(0.2)	$5.35	— (1)	$6.52

Balance, end of period	6.6	$5.35	6.1	$5.64

Number of options exercisable	2.4	$5.40	1.9	$4.55

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	January 31, 2012	October 31, 2011	July 31, 2011	January 31, 2011	October 31, 2010	July 31, 2010
Number of options granted	0.1	0.1	1.5	2.0	0.3	1.4
Risk-free interest rate	0.9%	0.9%	1.5%	1.9%	1.4%	1.8%
Dividends	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	55.0%	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%
Expected life of the options	4.6 years	4.6 years	4.6 years	4.6 years	4.6 years	4.6 years
Fair value per option	$1.38	$1.50	$1.85	$2.32	$2.78	$4.45

The number of options (and all other security-based compensation) available for grant under the Company’s 2006 Equity Incentive Plan at January 31, 2012 was 0.3 million (April 30, 2011—1.6 million).

Deferred Share Unit (“DSU”) Plans

At January 31, 2012, there were 0.05 million (April 30, 2011—0.05 million) DSUs outstanding with a fair value of $0.1 (April 30, 2011—$0.2) recorded as a liability. In fiscal 2011, the employment of the final member of the DSU plan was terminated. As a result, all outstanding DSUs will be settled in July 2012.

14. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	January 31, 2012	April 30, 2011
Warrants issued in connection with government funding(1)	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes(2)	10.5	10.5
Warrants issued in connection with Class 1 Preferred Shares(3)	6.0	6.0

	$55.6	$55.6

(1)	At January 31, 2012, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2011—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

(2)	At January 31, 2012, there were 1.35 million warrants outstanding that were issued in connection with the issuance of the Senior Secured Convertible Notes (April 30, 2011—1.35 million). The warrants have an exercise price of $15.69 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(3)	At January 31, 2012, there were 1.87 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares (April 30, 2011—1.83 million). The warrants have an exercise price of $15.93 per share, are exercisable at any time at the option of the holder and expire in August 2012.

15. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated income statements:

	Three months ended		Nine months ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Weighted average common shares outstanding during the period, basic	53.6	52.9	53.5	52.9
Dilutive effect of options	—	—	—	0.7
Dilutive effect of warrants	2.5	—	—	2.5

Weighted average common shares outstanding during the period, diluted	56.1	52.9	53.5	56.1

The following securities have been excluded from the diluted weighted average common shares outstanding because to do so would have been anti-dilutive based on the terms of the securities:

	Three Months Ended		Nine Months Ended
(Average number outstanding, in millions)	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Stock options	6.1	2.0	5.1	1.3
Warrants	3.2	3.2	3.2	3.2

The following securities have been excluded from the diluted weighted average common shares outstanding because to do so would have been anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

(Average number outstanding, in millions)	Three Months Ended January 31, 2011	Nine Months Ended January 31, 2012
Stock options	2.4	0.5
Warrants	2.5	2.5

Additionally, for the three and nine months ended January 31, 2012, 0.5 million options (three and nine months ended January 31, 2011–0.5), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

16. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $2.8 million were recorded in the third quarter of fiscal 2012. The charges included $1.2 million for facility and employee termination costs for approximately 50 people related to the closure of a research and development facility in Ireland. In addition, as a result of the closure of this facility, $2.0 million of income was recorded related to currency translation adjustments that had previously been deferred through other comprehensive income. The remaining charges during the quarter were primarily for lease termination obligations and changes in estimates for previously recorded lease termination obligations.

Special charges and restructuring costs of $8.4 million were recorded in the second quarter of fiscal 2012. The charges consisted of $4.2 million related to the closure of the Irish facility, as described above, as well as lease termination obligations and severance costs for approximately 100 people in the United States.

Special charges and restructuring costs of $4.8 million were recorded in the first quarter of fiscal 2012. The charges consisted of $3.3 million of employee termination costs related to the reorganization of the business announced in May 2011 as well as facility charges of $1.5 million recorded largely as a result of changes in estimates relating to lease termination obligations.

A description of the provision and the related activities for the prior three fiscal years is included in note 18 to the audited annual consolidated financial statements. The current portion of the provision is included in accounts payable and accrued liabilities while the long-term portion is included in other non-current liabilities on the consolidated balance sheets.

The following tables summarize the change in provision for special charges and restructuring costs during the first nine months of fiscal 2012:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2011	$4.2	$7.0	$11.2
Charges	3.3	1.5	4.8
Cash payments	(2.2)	(1.4)	(3.6)

Balance of provision as of July 31, 2011	$5.3	$7.1	$12.4

Charges	3.8	4.6	8.4
Cash payments	(4.0)	(1.5)	(5.5)

Balance of provision as of October 31, 2011	$5.1	$10.2	$15.3

Charges	1.5	1.3	2.8
Cash payments	(4.5)	(1.4)	(5.9)

Balance of provision as of January 31, 2012	$2.1	$10.1	$12.2

The following tables summarize the change in provision for special charges and restructuring costs during the first nine months of fiscal 2011:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2010	$0.3	$6.5	$6.8
Charges (reversals)	0.1	(0.2)	(0.1)
Cash payments	(0.4)	(0.6)	(1.0)

Balance of provision as of July 31, 2010	$—	$5.7	$5.7

Charges	3.7	0.7	4.4
Cash payments	(1.7)	(0.5)	(2.2)

Balance of provision as of October 31, 2010	$2.0	$5.9	$7.9

Charges	3.6	3.8	7.4
Cash payments	(2.3)	(2.4)	(4.7)

Balance of provision as of January 31, 2011	$3.3	$7.3	$10.6

17. FAIR VALUE ADJUSTMENT ON DERIVATIVE INSTRUMENTS

The fair value adjustment on derivative instruments of nil and $1.0 for the three and nine months ended January 31, 2011, respectively, consisted of the change in fair value of certain warrants that were required to be recorded as a liability (as described in note 19 of the audited annual consolidated financial statements). The warrants expired out of the money in April 2011.

18. SEGMENT INFORMATION

In May 2011, the Company announced a reorganization of its business. Since the first quarter of fiscal 2012, the Company’s chief operating decision maker (the Chief Executive Officer) evaluates the performance of the Company and allocates resources based on three business units. As such, the Company’s operating segments have changed to reflect the reorganization. The Company’s segmented disclosure is now based on the following three key business units:

Mitel Communications Solutions (“MCS”), which delivers unified communications and collaboration solutions to customers around the globe including IP telephony platforms, desktop devices and software applications;

Mitel NetSolutions (“NetSolutions”), which delivers network and hosted services, mobile services and broadband connectivity to the U.S. market; and

Other, which sells products and related services that complement the Company’s core unified communications offering.

Prior to the third quarter of fiscal 2012, the Other segment was labeled “DataNet” and consisted primarily of the operations of DataNet, which are now recorded as discontinued operations, as described in Note 3. As the operations of DataNet are considered discontinued operations, they have been excluded from all periods presented below.

	Three months ended January 31, 2012				Three months ended January 31, 2011
	MCS	NetSolutions	Other	Total	MCS	NetSolutions	Other	Total
Revenues	$127.2	$20.2	$3.1	$150.5	$119.3	$20.0	$4.6	$143.9

Segment income	28.8	4.6	—	33.4	19.2	5.2	1.1	25.5

Corporate and unallocated:
SG&A				(21.8)				(19.3)
Special charges				(2.8)				(7.4)

Operating income (loss)				$8.8				$(1.2)

	Nine months ended January 31, 2012				Nine months ended January 31, 2011
	MCS	NetSolutions	Other	Total	MCS	NetSolutions	Other	Total
Revenues	$381.0	$60.6	$12.6	$454.2	$364.3	$58.8	$14.0	$437.1

Segment income	80.0	13.9	2.4	96.3	66.9	14.5	2.9	84.3

Corporate and unallocated:
SG&A				(65.7)				(59.5)
Special charges				(16.0)				(11.7)
Litigation settlement				(1.0)				—

Operating income				$13.6				$13.1

Geographic information

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended		Nine months ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
United States	$93.3	$91.4	$284.4	$280.7
United Kingdom	29.6	25.2	86.7	76.7
Canada	9.3	8.8	27.6	25.0
Other foreign countries	18.3	18.5	55.5	54.7

	$150.5	$143.9	$454.2	$437.1

19. SUPPLEMENTARY CASH FLOW INFORMATION

Cash and cash equivalents at January 31, 2012 consisted of cash of $53.4 (April 30, 2011—$51.4) and cash equivalents of $23.5 (April 30, 2011—$22.5). Cash interest and cash taxes paid during the three months ended January 31, 2012 were $4.4 and $3.3, respectively (three months ended January 31, 2011—$4.5 and $1.8, respectively). Cash interest and cash taxes paid during the nine months ended January 31, 2012 were $12.9 and $9.1, respectively (nine months ended January 31, 2011—$13.5 and $5.5, respectively).

Additions to property, equipment and intangible assets for the three and nine months ended January 31, 2012 are shown in the consolidated statements of cash flows net of property and equipment acquired through capital leases of $0.5 and $1.2, respectively (three and nine months ended January 31, 2011 – $0.5 and $1.9, respectively).

	Three months ended		Nine months ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$(0.3)	$7.4	$19.0	$15.1
Inventories	1.6	0.8	(2.4)	(3.6)
Other current assets(1)	(3.7)	(0.8)	(4.3)	0.6
Other non-current assets	(1.2)	(1.3)	(1.2)	(0.1)
Accounts payable and accrued liabilities(2)	7.3	(15.6)	2.7	(17.2)
Deferred revenue	1.3	3.3	(4.9)	(2.0)
Other non-current liabilities	0.2	3.5	(0.4)	(0.5)
Change in pension liability	(1.7)	0.6	(1.8)	1.1

	$3.5	$(2.1)	$6.7	$(6.6)

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.
(2)	Included in accounts payable and accrued liabilities on the consolidated balance sheets is the litigation settlement obligation, the change in which is presented separately on the consolidated statements of cash flows.

20. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company utilizes forward contracts to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company does not use derivative contracts for speculative purposes. At January 31, 2012 and April 30, 2011, all of the Company’s outstanding forward contracts had a term of one month or less.

At January 31, 2012, the Company held forward option contracts to sell Australian dollars and Euros at a fixed rate on a total notional amount of $14.2 U.S. dollars. As well, the Company held forward option contracts to buy British pounds sterling and Canadian dollars at a fixed rate on a notional amount of $16.5 U.S. dollars. At January 31, 2012, the Company recorded a net unrealized gain on fair value adjustments on the outstanding forward contracts of nil.

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

21. FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosure Topic of the FASB ASC requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at Reporting Date
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
January 31, 2012
Assets
Cash equivalents	$—	$23.5	$—	$23.5
Restricted cash	1.4	—	—	1.4
Forward contracts	—	0.4	—	0.4
Investment(1)	—	—	1.0	1.0
Liabilities
Forward contracts	$—	$0.5	$—	$0.5
April 30, 2011
Assets
Cash equivalents	$—	$22.5	$—	$22.5
Restricted cash	1.4	—	—	1.4
Forward contracts	—	0.2	—	0.2
Investment	—	—	1.0	1.0
Liabilities
Forward contracts	$—	$0.1	$—	$0.1

(1)	There was no change in the investment (classified as a Level 3 financial asset) for the three and nine months ended January 31, 2012.

22. DEFERRED TAXES

In the second quarter of fiscal 2011, the Company updated its assessment of the realizability of its deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the last 36 months and forecasted income for fiscal 2011, the Company determined that the weight of the evidence indicated that it was more likely than not that the Company would realize a benefit from a portion of its deferred tax assets in Canada. In the second quarter of fiscal 2011, the Company relieved a valuation allowance of approximately $80.0, net of a provision for uncertain tax provisions, primarily relating to its deferred tax assets in Canada. At January 31, 2012, there continues to be a valuation allowance of $73.6 against deferred tax assets, primarily in Canada and the United Kingdom (April 30, 2011—$71.2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (“Report”) and our annual audited financial statements included in our Form 10-K for the fiscal year ended April 30, 2011 (“Annual Report”). All amounts are expressed in U.S. dollars unless otherwise noted.

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; and our R&D expenditures. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	our ability to sustain profitability in the future;

•	fluctuations in our quarterly and annual revenues and operating results;

•	the successful implementation of our new strategic plan, announced in May 2011;

•	our reliance on channel partners for a significant component of our sales;

•	global economic conditions;

•	intense competition;

•	our ability to keep pace with rapidly changing technological developments and evolving industry standards;

•	failure of the market for unified communications and collaboration (“UCC”) to evolve as we expect;

•	risks related to the rate of adoption of IP telephony by our customers;

•	our ability to protect our intellectual property and our possible infringement of the intellectual property rights of third parties;

•	our ability to access additional sources of funds;

•	risks related to our level of indebtedness;

•	fluctuations in our working capital requirements and cash flows;

•	risks related to the potential divestiture of our DataNet and CommSource business;

•	our dependence upon a small number of outside contract manufacturers to manufacture our products;

•	our dependence on sole source and limited source suppliers for key components;

•	possible delays in the delivery of, or lack of access to, software or other intellectual property licensed from our suppliers;

•	uncertainties arising from our foreign operations;

•	fluctuations in foreign exchange rates;

•	fluctuations in interest rates;

•	our ability to realize our deferred tax assets;

•	challenges to our transfer pricing policies by tax authorities;

•	our ability to sell leases derived from our managed services offering or a breach of our obligations in respect of such sales;

•	risks related to the financial condition of our customers;

•	design defects, errors, failures or “bugs” in our solutions;

•	our ability to successfully integrate future strategic acquisitions;

•	our ability to respond in a timely manner to business interruptions

•	problems with the infrastructure of carriers;

•	our ability to successfully implement and achieve our business strategies; and

•	reliance on key personnel.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made assumptions regarding, among other things: stable foreign exchange rates; no unforeseen changes occurring in the competitive landscape that would affect our industry; a stable economic environment; no significant event occurring outside the ordinary course of our business; stable interest rates; and certain other assumptions that are set out proximate to the applicable forward-looking statements contained in this Report. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations, assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed elsewhere in this Report and in our Annual Report.

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

We have delivered innovative communications solutions to our customers for over 35 years. We have invested heavily in the research and development (“R&D”) of our IP-based communications solutions to take advantage of the telecommunications industry shift from traditional PBX systems to IP-based communications solutions. Our R&D has produced a global portfolio of over 1,600 patents and pending applications, and provides us with the expertise to anticipate market trends and meet the current and future needs of our customers. We believe our early and sustained R&D investment in IP-based communications solutions has positioned us well to capitalize on the industry shift to IP-based communications solutions. As a result of this strategic focus, for the last four years substantially all of our system shipments have been IP-based communication solutions.

Significant events and recent developments

In the third quarter of fiscal 2012, we began to actively market for sale our DataNet and CommSource business (“DataNet”), which distributes a wide variety of third party telephony and data products and related services. As a result, at January 31, 2012, the assets of DataNet have been classified and accounted for as held for sale on the consolidated balance sheets and the operating results have been reported on the consolidated income statements as discontinued operations. Although we anticipate that a sale will be completed within one year, we are in the process of identifying a purchaser and there is no assurance of when and if a sale will be completed. Prior to the third quarter of fiscal 2012, the “Other” segment, as described below, was labeled DataNet and consisted primarily of the operations of the DataNet business.

During the first quarter of fiscal 2012, we repaid $12.3 of principal on our first lien term loan, primarily relating to the annual required repayment of excess cash flow. The excess cash flow repayment reduces the Company’s quarterly principal repayments under the first lien term loan to nil until maturity. The Company is still subject to an annual repayment of excess cash flow under the terms of the first lien credit agreement. In addition, the proceeds from the issuance of equity or debt (including proceeds received from the exercise of options), and proceeds from the sale of Company assets, including the potential sale of DataNet, may also be required to be used, in whole or in part, to make certain mandatory prepayments under the first lien credit agreement and, once the first lien term loan is repaid, under the second lien credit agreement.

In May 2011, we reorganized our business into three business units and two geographical sales organizations. We believe this new organizational structure has simplified our business and allows us to better serve our customers and to better focus our research and development expenses. Our sales organization is now separated into two regions, the Americas and International, and our three business units are as follows:

•

Mitel Communications Solutions (“MCS”), which delivers unified communications and collaboration solutions to customers around the globe including IP telephony platforms, desktop devices and software applications;

•	Mitel NetSolutions (“NetSolutions”), which delivers network and hosted services, mobile services and broadband connectivity to the U.S. market; and

•	Other, which sells products and related services that complement the Company’s core unified communications offering.

As a result of the reorganization, we now present our segmented disclosures on a business unit basis. We have presented our comparative historical information below under the heading “Selected consolidated financial data – segmented disclosures”. Prior to the third quarter of fiscal 2012, the “Other” segment was labeled DataNet and consisted primarily of the operations of the DataNet business, as described above.

Operating results

Total revenue for the three months ended January 31, 2012 was $150.5 million compared to $143.9 million for the three months ended January 31, 2011. The sales increase was the result of increased revenues in our MCS segment. Our operating income for the three months ended January 31, 2012 was $8.8 million compared to an operating loss of $1.2 million for the three months ended January 31, 2011. The increase in operating income was driven by increased revenues, increased gross margin percentage and lower special charges and restructuring costs, partially offset by increased selling, general and administrative costs.

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

Selected consolidated financial data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the three months ended January 31, 2012 and January 31, 2011:

	Three months ended January 31,				Change
	2012		2011
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$150.5		$143.9		$6.6	4.6
Cost of revenues	68.7	45.6%	68.6	47.7%	0.1	0.1

Gross margin	81.8	54.4%	75.3	52.3%	6.5	8.6

Expenses:
Selling, general and administrative	55.9	37.1%	53.4	37.1%	2.5	4.7
Research and development	14.3	9.5%	15.7	10.9%	(1.4)	(8.9)
Special charges and restructuring costs	2.8	1.9%	7.4	5.1%	(4.6)	+

	73.0	48.5%	76.5	53.2%	(3.5)	(4.6)

Operating income (loss) from continuing operations	8.8	5.8%	(1.2)	(0.8)%	10.0	+
Interest expense	(4.7)	(3.1)%	(5.0)	(3.5)%	0.3	(6.0)
Other expense, net	(0.4)	(0.3)%	(0.1)	(0.1)%	(0.3)	+

Income (loss) from continuing operations, before taxes	3.7	2.5%	(6.3)	(4.4)%	10.0	+
Income tax recovery	0.7	0.5%	1.4	1.0%	(0.7)	+

Net income (loss) from continuing operations	4.4	2.9%	(4.9)	(3.4)%	9.3	+
Net income from discontinued operations	0.2	0.1%	0.9	0.6%	(0.7)	+

Net income (loss)	$4.6	3.1%	$(4.0)	(2.8)%	$8.6	+

Adjusted EBITDA from continuing operations, a non-GAAP measure	$21.0	14.0%	$16.2	11.3%	$4.8	29.6
Adjusted EBITDA from discontinued operations, a non-GAAP measure	0.4	0.3%	1.4	1.0%	(1.0)	+

Adjusted EBITDA, a non-GAAP measure	$21.4	14.2%	$17.6	12.2%	$3.8	21.6

+ The comparison is not meaningful.

Weighted average number of common shares outstanding—basic	53.6		52.9
Weighted average number of common shares outstanding—diluted	56.1		52.9

Net income (loss) per common share—Basic
Net income (loss) per common share from continuing operations	$0.09		$(0.10)
Net income per common share from discontinued operations	—		$0.02
Net income (loss) per common share	$0.09		$(0.08)

Net income (loss) per common share—Diluted
Net income (loss) per common share from continuing operations	$0.08		$(0.10)
Net income per common share from discontinued operations	—		$0.02
Net income (loss) per common share	$0.08		$(0.08)

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the nine months ended January 31, 2012 and January 31, 2011:

	Nine months ended January 31,
	2012		2011		Change
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$454.2		$437.1		$17.1	3.9
Cost of revenues	212.5	46.8%	209.2	47.9%	3.3	1.6

Gross margin	241.7	53.2%	227.9	52.1%	13.8	6.1

Expenses:
Selling, general and administrative	167.3	36.8%	157.6	36.1%	9.7	6.2
Research and development	43.8	9.6%	45.5	10.4%	(1.7)	(3.7)
Special charges and restructuring costs	16.0	3.5%	11.7	2.7%	4.3	36.8
Loss on litigation settlement	1.0	0.2%	—	—	1.0	+

	228.1	50.2%	214.8	49.1%	13.3	6.2

Operating income from continuing operations	13.6	3.0%	13.1	3.0%	0.5	3.8
Interest expense	(14.1)	(3.1)%	(15.2)	(3.5)%	1.1	(7.2)
Fair value adjustment on derivative instruments	—	—	1.0	0.2%	(1.0)	+
Other expense	(1.0)	(0.2)%	(0.4)	(0.1)%	(0.6)	+

Loss from continuing operations, before taxes	(1.5)	(0.3)%	(1.5)	(0.3)%	—	+
Income tax recovery	0.9	0.2%	84.0	19.2%	(83.1)	+

Net income (loss) from continuing operations	(0.6)	(0.1)%	82.5	18.9%	(83.1)	+
Net income from discontinued operations	1.2	0.3%	1.2	0.3%	—	+

Net income	$0.6	0.1%	$83.7	19.1%	$(83.1)	+

Adjusted EBITDA from continuing operations, a non-GAAP measure	$59.6	13.1%	$54.4	12.4%	$5.2	9.6
Adjusted EBITDA from discontinued operations, a non-GAAP measure	2.0	0.4%	1.8	0.4%	0.2	11.1

Adjusted EBITDA, a non-GAAP measure	$61.6	13.6%	$56.2	12.9%	$5.4	9.6

+ The comparison is not meaningful.

Weighted average number of common shares outstanding—basic	53.5		52.9
Weighted average number of common shares outstanding—diluted	53.5		56.1

Net income (loss) per common share—Basic
Net income (loss) per common share from continuing operations	$(0.01)		$1.56
Net income per common share from discontinued operations	$0.02		$0.02
Net income per common share	$0.01		$1.58

Net income (loss) per common share—Diluted
Net income (loss) per common share from continuing operations	$(0.01)		$1.47
Net income per common share from discontinued operations	$0.02		$0.02
Net income per common share	$0.01		$1.49

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the three and nine months ended January 31, 2012 and January 31, 2011:

	Three months ended January 31		Nine months ended January 31
	2012	2011	2012	2011
	(in millions)		(in millions)
Net income (loss)	$4.6	$(4.0)	$0.6	$83.7
Net income from discontinued operations	(0.2)	(0.9)	(1.2)	(1.2)

Net income (loss) from continuing operations	4.4	(4.9)	(0.6)	82.5
Adjustments:
Interest expense	4.7	5.0	14.1	15.2
Income tax expense (recovery)	(0.7)	(1.4)	(0.9)	(84.0)
Amortization and depreciation	8.2	8.4	24.7	25.4
Foreign exchange loss	0.5	0.4	1.5	1.2
Fair value adjustment on derivative instruments	—	—	—	(1.0)
Special charges and restructuring costs	2.8	7.4	16.0	11.7
Stock-based compensation	1.1	1.3	3.8	3.4
Loss on litigation settlement	—	—	1.0	—

Adjusted EBITDA from continuing operations	21.0	16.2	59.6	54.4
Adjusted EBITDA from discontinued operations(1)	0.4	1.4	2.0	1.8

Adjusted EBITDA	$21.4	$17.6	$61.6	$56.2

(1)	The reconciliation from net income from discontinued operations to Adjusted EBITDA from discontinued operations consists of income tax expense of $0.2, $0.5, $0.8 and $0.6 million for the periods presented, respectively.

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

Selected consolidated financial data—segmented disclosures

As a result of the May 2011 reorganization, as discussed in the “Significant events and recent developments” under the “Overview” section above, we now present our segmented disclosures on a business unit basis. The table below presents our segmented disclosures for each quarter of fiscal 2011 and full year fiscal 2010. The segment disclosures exclude the operations of DataNet, which are reported as discontinued operations, as described above. Our segmented disclosures for the three and nine months ended January 31, 2012 are included in note 18 of the unaudited interim consolidated financial statements.

	Fiscal 2011					Fiscal 2010
	Q1	Q2	Q3	Q4	Full Year	Full Year
	(in millions)
Revenues
Mitel Communications Solutions	$123.5	$121.5	$119.3	$126.7	$491.0	$506.3
NetSolutions	19.2	19.6	20.0	20.0	78.8	75.6
Other	4.5	4.9	4.6	5.5	19.5	17.2

	147.2	146.0	143.9	152.2	589.3	599.1

Segment income
Mitel Communications Solutions	25.6	22.1	19.2	24.1	91.0	101.0
NetSolutions	4.4	4.9	5.2	4.9	19.4	16.8
Other	0.8	1.0	1.1	0.7	3.6	3.7

	30.8	28.0	25.5	29.7	114.0	121.5
Corporate and unallocated:
SG&A	(20.3)	(19.9)	(19.3)	(21.4)	(80.9)	(72.2)
Special charges	0.1	(4.4)	(7.4)	(3.8)	(15.5)	(5.2)
Litigation settlement costs	—	—	—	(1.0)	(1.0)	5.5

Operating income (loss)	$10.6	$3.7	$(1.2)	$3.5	$16.6	$49.6

Selected consolidated financial data—reclassifications

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

	Fiscal 2011					Fiscal 2010
	Q1	Q2	Q3	Q4	Full Year	Full Year
	(in millions)
Cost of revenues	$(1.1)	$(1.2)	$(1.2)	$(1.2)	$(4.7)	$(3.3)
Selling, general and administrative costs	(0.6)	(0.5)	(0.7)	(0.7)	(2.5)	(2.6)
Research and development	1.7	1.7	1.9	1.9	7.2	5.9

Operating income	$—	$—	$—	$—	$—	$—

Results of operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended January 31,				Change
	2012		2011
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$127.2	84.5%	$119.3	82.9%	$7.9	6.6
NetSolutions	20.2	13.4%	20.0	13.9%	0.2	1.0
Other	3.1	2.1%	4.6	3.2%	(1.5)	(32.6)

	$150.5	100.0%	$143.9	100.0%	$6.6	4.6

	Nine months ended January 31,				Change
	2012		2011
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$381.0	83.9%	$364.3	83.3%	$16.7	4.6
NetSolutions	60.6	13.3%	58.8	13.5%	1.8	3.1
Other	12.6	2.8%	14.0	3.2%	(1.4)	(10.0)

	$454.2	100.0%	$437.1	100.0%	$17.1	3.9

MCS revenues increased by $7.9 million, or 6.6%, in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to stronger volumes in the U.S. and the U.K. Average foreign exchange rates were generally consistent between the third quarter of fiscal 2011 and the third quarter of fiscal 2012. For the first nine months of fiscal 2012, MCS revenues increased by $16.7 million, or 4.6%, over the first nine months of fiscal 2011 due primarily to stronger volumes in the U.S. and the U.K. In addition, a portion of the increase in revenues in the U.K. was due to favorable movements in foreign exchange rates.

NetSolutions revenues increased by $0.2 million, or 1.0%, in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 and increased by $1.8 million, or 3.1%, in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The increased revenues were driven by an increase in spending per customer.

Other revenues decreased by $1.5 million, or 32.6%, in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 and decreased by $1.4 million, or 10.0%, in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The decrease in revenues was due to the completion of a significant non-core managed service contract at the end of the second quarter of fiscal 2012.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended January 31,				Nine months ended January 31,
	2012		2011		2012		2011
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Gross margin	$81.8	54.4%	$75.3	52.3%	$241.7	53.2%	$227.9	52.1%

Gross margin percentage in the third quarter of fiscal 2012 increased by 2.1% to 54.4% compared to 52.3% for the third quarter of fiscal 2011 primarily from stronger gross margins in the MCS segment due to product mix. NetSolutions gross margin percentages were relatively unchanged in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

Gross margin percentage for the first nine months of fiscal 2012 increased by 1.1% to 53.2% compared to 52.1% for the first nine months of fiscal 2011 due to stronger margins in the MCS segment driven by the same factors as for the third quarter, as described above.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses remained unchanged at 37.1% of revenues in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, an increase of $2.5 million in absolute dollars. Our SG&A expenditures for the third quarter of fiscal 2012 included certain non-cash charges, most significantly $5.6 million (third quarter of fiscal 2011—$5.6 million) for the amortization of intangible assets related to the fiscal 2007 acquisition of Inter-Tel. In addition, SG&A included $1.1 million (third quarter of fiscal 2011—$1.3 million) of non-cash compensation expenses associated with employee stock options.

SG&A expenses as a percentage of revenues remained consistent in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 as variable compensation costs rose commensurate with the increase in revenue.

For the first nine months of fiscal 2012, SG&A expenses increased to 36.8% of revenues compared to 36.1% of revenues for the first nine months of fiscal 2011, a change of $9.7 million in absolute dollars. Our SG&A expenditures for the first nine months of fiscal 2012 included certain non-cash charges, most significantly $16.8 million (first nine months of fiscal 2011—$16.8 million) for the amortization of intangible assets related to the fiscal 2007 acquisition of Inter-Tel. In addition, SG&A included $3.8 million (first nine months of fiscal 2011—$3.4 million) of non-cash compensation expenses associated with employee stock options.

SG&A expenses as a percentage of revenues increased in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 primarily due to higher selling and marketing expenses and higher compensation costs. The higher compensation costs were driven by higher variable compensation resulting from the increase in revenue and gross margin coupled with the elimination of the reduced work-week program in fiscal 2011.

Research and Development (“R&D”)

R&D expenses in the third quarter of fiscal 2012 decreased to 9.5% of revenues compared to 10.9% of revenues for the third quarter of fiscal 2011, a decrease of $1.4 million in absolute dollars. For the first nine months of fiscal 2012, R&D expenses decreased to 9.6% of revenues compared to 10.4% of revenues for the first nine months of fiscal 2011, a decrease of $1.7 million in absolute dollars. The decreases in the three- and nine-month periods were driven by a reduction in costs from the announced closure of a research and development facility in Ireland during the second quarter of fiscal 2012. Our remaining investment level in R&D remained relatively consistent as we continue to focus our development primarily on communications solutions for 100 to 2,500 user organizations.

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

Special Charges and Restructuring Costs

We recorded restructuring costs of $2.8 million in the third quarter of fiscal 2012. The special charges included $1.2 million for facility and employee termination costs for approximately 50 people related to the closure of a research and development facility in Ireland. In addition, as a result of the closure of this facility, we recorded income of $2.0 million related to currency translation adjustments that had previously been deferred through other comprehensive income. The remaining charges during the quarter were primarily for lease termination obligations and changes in estimates for previously recorded lease termination obligations.

We recorded restructuring costs of $8.4 million in the second quarter of fiscal 2012. The special charges consisted of $4.2 million related to the closure of the Irish facility, as described above, as well as lease termination obligations and severance costs for approximately 100 people in the United States.

We recorded restructuring costs of $4.8 million in the first quarter of fiscal 2012. The special charges consisted of $3.3 million of employee termination costs related to the reorganization of our business announced in May 2011 as well as facility charges of $1.5 million recorded largely as a result of changes in estimates relating to our lease termination obligations.

We recorded a total charge of $11.7 million in the first nine months of fiscal 2011 relating to certain restructuring actions we took to reduce our cost structure and improve operational efficiencies. The charge consisted of $7.4 million relating to a workforce reduction of approximately 100 employees and $4.3 million relating to lease termination obligations.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Operating Income (Loss) from Continuing Operations

We reported operating income from continuing operations of $8.8 million in the third quarter of fiscal 2012 compared to an operating loss from continuing operations of $1.2 million in the third quarter of fiscal 2011. The increase was primarily due to higher revenues and gross margin percentage as well as lower special charges and restructuring costs, as described above.

For the first nine months of fiscal 2012, we reported operating income from continuing operations of $13.6 million compared to operating income from continuing operations of $13.1 million in the first nine months of fiscal 2011. The increase was primarily due to higher revenues and gross margin percentage, partially offset by higher SG&A expenses and special charges and restructuring costs, as described above.

Non-Operating Expenses

Interest Expense

Interest expense was $4.7 million in the third quarter of fiscal 2012 compared to $5.0 million in the third quarter of fiscal 2011. The decrease in interest expense was primarily due to lower debt balances during the period as a result of the $25.0 million prepayment of our first lien term loan made in March 2011 and the $12.3 million repayment made in the first quarter of fiscal 2012 (as discussed in the “Significant events and recent developments” under the “Overview” section above).

For the first nine months of fiscal 2012, interest expense was $14.1 million compared to $15.2 million in the first nine months of fiscal 2011. The decrease in interest expense was driven by the same factors as for the third quarter of fiscal 2012.

Fair Value Adjustment on Derivative Instruments

Fair value adjustment on derivative instruments for the three and nine months ended January 31, 2011 was nil and $1.0 million, respectively, and related to warrants that had an exercise price in Canadian dollars. The adjustment was due to a decrease in the fair value of the warrant liability resulting from a decrease in our stock price, and the fact that the warrants were closer to expiry. The warrants had an exercise price of C$14.18 and expired unexercised in April 2011. Accordingly, there was no fair value adjustment recorded for the three or nine months ended January 31, 2012.

Provision for Income Taxes

For the three and nine months ended January 31, 2012, we recorded a net income tax recovery of $0.7 and $0.9, respectively, compared to a recovery of $1.4 million and $84.0 million, respectively, for the comparative periods ended January 31, 2011.

The net income tax recovery of $0.7 for the three months ended January 31, 2012 was the result of the forecasted expiry of certain investment tax credits, which were offset by the recognition of additional R&D credits that are expected to be refunded in the future coupled with the release of various uncertain tax positions. The net income tax expense of $0.9 for the nine months ended January 31, 2012 was due to the forecasted expiry of certain investment tax credits, which was partially offset by the recognition of additional R&D credits coupled with the release of various uncertain tax positions.

The net income tax recovery for the nine months ended January 31, 2011 was driven primarily by the release of valuation allowance related to deferred tax assets, as described in note 22 to the audited annual consolidated financial statements. In the three months ended October 31, 2010, we relieved a valuation allowance of approximately $80.0 million, net of a provision for uncertain tax provisions, primarily relating to the deferred tax assets in Canada.

Net Income (Loss) from Continuing Operations

Our net income from continuing operations for the third quarter of fiscal 2012 was $4.4 million compared to a net loss from continuing operations of $4.9 million in the third quarter of fiscal 2011. The increase in net income from continuing operations was due to the increase in operating income from continuing operations, as described above.

For the first nine months of fiscal 2012, our net loss from continuing operations was $0.6 million compared to net income from continuing operations of $82.5 million for the first nine months of fiscal 2011. The net loss in the first nine months of fiscal 2012 was driven primarily by special charges and restructuring costs, as discussed above, which more than offset the increase in revenues and gross margin. The net income for the first nine months of fiscal 2011 was driven primarily by the tax recovery, as described above.

Net Income from Discontinued Operations

The operations of DataNet have been reported on the consolidated income statements as discontinued operations, as discussed in the “Significant events and recent developments” under the “Overview” section above. The following table provides information on the operations of DataNet for the periods presented:

	Three months ended		Nine months ended
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Revenues	$13.9	$18.1	$43.1	$46.0

Income from discontinued operations, before taxes	$0.4	$1.4	$2.0	$1.8
Income tax expense	(0.2)	(0.5)	(0.8)	(0.6)

Net income from discontinued operations, net of tax	$0.2	$0.9	$1.2	$1.2

Our net income from discontinued operations for the third quarter of fiscal 2012 was $0.2 million compared to net income from discontinued operations of $0.9 million in the third quarter of fiscal 2011. The decrease in net income from discontinued operations was driven by lower revenues, including through our direct business as a result of our new go-to-market model.

For the first nine months of fiscal 2012, our net income from discontinued operations was $1.2 million compared to net income from discontinued operations of $1.2 million for the first nine months of fiscal 2011 as a higher gross margin percentage offset the decrease in revenues.

Net Income (Loss)

Our net income for the third quarter of fiscal 2012 was $4.6 million compared to a net loss from continuing operations of $4.0 million in the third quarter of fiscal 2011. The increase in net income from continuing operations was due to the increase in operating income from continuing operations, as described above.

For the first nine months of fiscal 2012, our net income was $0.6 million compared to net income of $83.7 million for the first nine months of fiscal 2011. The change in net income was driven by the change in net income from continuing operations, as described above.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $21.4 million in the third quarter of fiscal 2012 compared to $17.6 million in the third quarter of fiscal 2011, an increase of $3.8 million. This increase was driven primarily by higher gross margin from higher revenues and a higher gross margin percentage, partially offset by higher SG&A expenses and lower Adjusted EBITDA from discontinued operations.

For the first nine months of fiscal 2012, Adjusted EBITDA was $61.6 million compared to $56.2 million for the first nine months of fiscal 2011, an increase of $5.4 million. This increase was driven primarily by higher gross margin from higher revenues and a higher gross margin percentage, partially offset by higher SG&A expenses.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected consolidated financial data – Results of operations”, elsewhere in this Report.

Other Comprehensive Income (Loss)

Other comprehensive loss for the three months and nine months ended January 31, 2012 include a loss of $20.0 and $26.4 million, respectively, related to pension liability adjustments on the Company’s U.K. subsidiary’s defined benefit pension plan. At January 31, 2012, the pension valuation from April 30, 2011 was updated for certain changes in assumptions and actual investment performance. The other comprehensive loss was primarily due to an increase in the accrued benefits due to a decrease in the discount rate to 4.70% from 5.30%. The discount rate assumption decrease reflects lower prevailing rates available on high-quality, fixed-income debt instruments. This was partially offset by a change in the inflation rate assumption to 3.00% from 3.30%.

Other comprehensive loss for the three months ended January 31, 2012 includes $2.0 million relating to the closure of our research and development facility in Ireland. As the facility was closed in the third quarter, we recorded as income $2.0 million for foreign currency translation gains which had previously been deferred through other comprehensive income.

The other comprehensive loss for the three and nine months ended January 31, 2011 was not significant.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months and nine months ended January 31, 2012 and January 31, 2011.

	Three months ended January 31,			Nine months ended January 31,
	2012	2011	Change	2012	2011	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$15.4	$4.8	$10.6	$31.6	$21.5	$10.1
Investing activities	(5.4)	(2.8)	(2.6)	(11.9)	(3.5)	(8.4)
Financing activities	(1.4)	(1.5)	0.1	(15.3)	(5.1)	(10.2)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.2	(0.8)	(1.4)	1.2	(2.6)

Increase (decrease) in cash and cash equivalents	$8.0	$0.7	$7.3	$3.0	$14.1	$(11.1)

Cash Provided by Operating Activities

Cash generated from operating activities in the third quarter of fiscal 2012 was $15.4 million compared to $4.8 million in the third quarter of fiscal 2011. The third quarter increase was due to higher operating income as a result of higher gross margin, as described above, as well as a favorable change in non-cash operating assets and liabilities. The cash generated from operating activities for the first nine months of fiscal 2012 was $31.6 million compared to $21.5 million for the first nine months of fiscal 2011 due to a favorable change in non-cash operating assets and liabilities.

Cash Used in Investing Activities

Net cash used for investing activities was $5.4 million in the third quarter of fiscal 2012 compared to $2.8 million in the third quarter of fiscal 2011. Net cash used for investing activities was $11.9 million in the first nine months of fiscal 2012 compared to $3.5 million in the first nine months of fiscal 2011. The higher use of cash in the fiscal 2012 periods was due to higher additions to property, plant and equipment in the second and third quarter of fiscal 2012 largely due to our investment in facilities and information technology infrastructure made during the quarters.

Cash Used in Financing Activities

Net cash used in financing activities in the third quarter of fiscal 2012 was $1.4 million compared to cash used in financing activities of $1.5 million during the third quarter of fiscal 2011. Net cash used in financing activities in the first nine months of fiscal 2012 was $15.3 million compared to cash used in financing activities of $5.1 million during the first nine months of fiscal 2011. The use of cash in all periods was primarily due to repayments of long-term debt, capital leases and payments under a fiscal 2007 litigation settlement obligation. In the first quarter of fiscal 2012, we repaid $12.3 million of our first lien term loan primarily relating to the annual repayment of excess cash flow as defined in the first lien credit agreement.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $0.6 million during the third quarter of fiscal 2012 (third quarter of fiscal 2011—$0.2 million increase) and by $1.4 million during the first nine months of fiscal 2012 (first nine months of 2011 – $1.2 million increase).

Liquidity and Capital Resources

As of January 31, 2012, our liquidity consisted primarily of cash and cash equivalents of $76.9 million and an undrawn $30.0 million revolving facility that matures in August 2012. Our liquidity position increased by $3.0 million from April 30, 2011 as our positive cash flows from operations exceeded our long-term debt repayments and capital expenditures. At January 31, 2012, we had $306.0 million outstanding under our secured credit facilities, consisting of a first lien term loan due 2014 and second lien term loan due 2015, a decrease from $318.4 million outstanding at April 30, 2011 due primarily to our principal repayments made in the first quarter of fiscal 2012, as described below.

In the first quarter of fiscal 2012, we repaid $12.3 million of our first lien term loan primarily relating to the annual repayment of excess cash flow as defined in the first lien credit agreement. The excess cash flow repayment reduced the Company’s quarterly principal repayments under the first lien term loan to nil until maturity. The Company is still subject to annual repayments of excess cash flow under the terms of the first lien credit agreement. In addition, the proceeds from the issuance of equity or debt (including proceeds received from the exercise of options), and proceeds from the sale of Company assets, including those from the potential sale of DataNet, may also be required to be used, in whole or in part, to make mandatory prepayments under the first lien credit agreement and, once the first lien term loan is repaid, under the second lien credit agreement.

At January 31, 2012, we classified $7.5 million as current long-term debt relating to our estimated annual repayment of excess cash flow for the year ending April 30, 2012. The annual excess cash flow payment is due 100 days subsequent to fiscal year-end. The amount may vary significantly from the estimate based on our actual operating results and net changes in working capital during the remainder of fiscal 2012.

Our first and second lien credit agreements, as amended, include various covenants, including a maximum ratio of Consolidated Total Debt to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”). The following table presents our maximum Leverage Ratio and our actual Leverage ratio for the last four fiscal periods.

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
April 30, 2011	4.1	3.6
July 31, 2011	4.1	3.6
October 31, 2011	4.1	3.3
January 31, 2012	3.9	3.1

At January 31, 2012 and April 30, 2011, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

We have a defined benefit pension plan in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001. At January 31, 2012, the plan had an unfunded pension liability of $84.2 million (April 30, 2011—$61.4 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In October 2010, the Company’s annual funding requirement to fund the pension deficit for the 2011 calendar year was determined to be $3.9 million (£2.5 million), and will increase at an annual rate of 3% for the calendar years 2012 and 2013. In the three and nine months ended January 31, 2012, we contributed $1.0 million and $3.0 million, respectively, to fund the pension deficit (three and nine months ended January 31, 2011—$0.9 million and $3.3 million, respectively).

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

Contractual Obligations

The following table sets forth our contractual obligations as of January 31, 2012:

	Payments Due by Fiscal Year
Contractual Obligations	Total	Last three months of fiscal 2012	2013	2014	2015	2016	2017 and beyond
	(in millions)
Long-term debt obligations (1)	$356.6	$4.0	$23.7	$15.9	$180.3	$132.7	$—
Capital lease obligations (2)	5.1	0.7	1.9	1.3	0.9	0.3	—
Operating lease obligations (3)	70.3	4.4	14.7	11.8	10.5	8.7	20.2
Defined benefit pension plan contributions (4)	9.9	1.4	5.0	3.5	—	—	—
Other (5)	18.6	3.6	4.6	4.3	4.1	2.0	—

Total	$460.5	$14.1	$49.9	$36.8	$195.8	$143.7	$20.2

(1)	Represents the principal balance and interest payments for the first and second lien term loans. Interest on the first and second lien term loans is based on LIBOR plus 3.25%, and LIBOR plus 7.0%, respectively, as described in our Annual Report. For the purposes of estimating the variable interest, the average 3-month LIBOR from the last three years, 0.4%, has been used. Fiscal 2013 includes an estimate for the annual excess cash flow payment. The excess cash flow payments have not been estimated for subsequent years.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these loans range from 5.6% to 11.6%, as described in our audited annual consolidated financial statements.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements. During the third quarter of fiscal 2012, we signed a new lease for our U.S. headquarters in Phoenix. Base rent totaling $11.7 million over the 10-year term of the lease has been included in the operating lease obligations. Otherwise, our operating lease obligations have not materially changed from those disclosed in our Annual Report.
(4)	Represents the estimated contribution to our defined benefit pension plan in the U.K., as described in the liquidity and capital resources section above. Future funding requirements after fiscal 2014 are highly dependent on the unfunded pension liability and the time period over which the deficit is amortized. Liabilities arising from the remaining unfunded deficit in our defined benefit pension plan are not included in the above table.
(5)	Represents payments under a fiscal 2007 litigation settlement and an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $10.6 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At January 31, 2012, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that are not included in our balance sheet, were $142.5 million (April 30, 2011—$158.8 million).

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

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 5.0% of the ending aggregate lease portfolio as of January 31, 2012 compared to 5.3% at April 30, 2011. The reserve is based on a review of our past write-off experience and a review of the accounts receivable aging as of January 31, 2012. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable, the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of January 31, 2012 and April 30, 2011, the provision represented 5.3% and 5.5% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first nine months of fiscal 2012 were as follows:

	First Quarter of Fiscal 2012	Second Quarter of Fiscal 2012	Third Quarter of Fiscal 2012
Number of options granted (in millions)	1.5	0.1	0.1
Risk-free interest rate	1.5%	0.9%	0.9%
Dividends	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%
Expected life of the options	4.6 years	4.6 years	4.6 years
Fair value per option	$1.85	$1.50	$1.38

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

For the three and nine months ended January 31, 2012, stock-based compensation expense was $1.1 million and $3.8 million, respectively, (three and nine months ended January 31, 2011—$1.3 million and $3.4 million, respectively). As of January 31, 2012, there was $9.4 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2011—$10.4 million). We expect this cost to be recognized over a weighted average period of 2.8 years (April 30, 2011—3.1 years).

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

This new accounting guidance became applicable for us beginning the first quarter of fiscal 2012. We prospectively adopted this guidance for transactions that were entered into, or materially modified, on or after May 1, 2011. This guidance does not generally change the units of accounting for our revenue transactions, as most of our products and services qualified as separate units of accounting under the previous guidance. If the transactions entered into or materially modified on or after May 1, 2011 were subject to previous accounting guidance, the change to total revenues would be insignificant to the unaudited consolidated financial statements for the period ending January 31, 2012. Additional information on the adoption of these revenue recognition ASUs can be found in note 2 to our unaudited consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended January 31, 2012, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in internal controls

During the quarter ended January 31, 2012, we migrated most of the business processes for our direct retail business in the United States to our primary Enterprise Resource Planning (“ERP”) system. Management believes internal controls have been maintained with this conversion, but testing, which we expect will be completed by the end of fiscal 2012, is still ongoing. Otherwise, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 31, 2012 and April 30, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended January 31, 2012 and January 31, 2011; (iii) Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the three and nine months ended January 31, 2012; (iv) Consolidated Statements of Cash Flows for the three and nine months ended January 31, 2012 and January 31, 2011; and (v) Notes to the Unaudited Interim Consolidated Financial Statements.(1)

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2012.

MITEL NETWORKS CORPORATION

By:	/S/ STEVEN SPOONER
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 (a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 31, 2012 and April 30, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended January 31, 2012 and January 31, 2011; (iii) Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the three and nine months ended January 31, 2012; (iv) Consolidated Statements of Cash Flows for the three and nine months ended January 31, 2012 and January 31, 2011; and (v) Notes to the Unaudited Interim Consolidated Financial Statements.(1)

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.