Form 10-K
period 2012-04-30
MITEL NETWORKS CORP
filed 2012-06-19
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $60,290,932.05 as of October 31, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 8, 2012, there were 53,603,594 common shares outstanding.

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

MITEL NETWORKS CORPORATION

2012 FORM 10–K ANNUAL REPORT

PART I

Item 1.	Business

The Company

Mitel is a global provider of business communications and collaboration software and services. We focus on the small-to-medium sized enterprise, or SME, market. Our Internet Protocol, or IP, based communications solutions consist of a combination of IP telephony platforms, which we deliver as software, appliances and desktop devices, and a suite of unified communications and collaboration, or UCC, applications that integrate voice, video and data communications with business applications. We also offer a hosted telephony service and a wide range of network services in the U.S. market.

Our solutions are scalable and flexible, and easy to deploy, manage and use. Our solutions interoperate with various systems supplied by other vendors, which allows our customers to utilize their existing communications infrastructure and gives them the flexibility to choose the solutions that best address their individual business needs. We have also designed our software and appliances to allow access to our solutions from mobile devices, including Apple, Android and BlackBerry. We complement our core IP communications solutions with support, professional and managed services for our customers, including channels, that range from planning and design through to implementation and support.

We have invested heavily in the research and development, or R&D, of our IP-based communications solutions to take advantage of the telecommunications industry shift from traditional communications systems to IP-based communications solutions. We believe our early and sustained R&D investments have positioned us well to capitalize on the industry shift from legacy systems to IP-based communications solutions, including UCC. Our consistent investment in innovation has also enabled us to develop and bring to market industry leading virtualized solutions which are increasingly shaping the business communications landscape.

Since the introduction of our IP-based systems in 1999, we have shipped more than 180,000 IP-based appliances to support the communications needs of over 9.3 million users. Today, we have a primarily indirect distribution channel, which addresses the needs of customers in over 100 countries through channel partners worldwide. Our R&D has enabled us to produce a global portfolio of over 1,600 patents and pending applications, and provides us with the enhanced knowledge to anticipate market trends and meet the current and future needs of our customers.

We are structured around two primary geographic markets defined as North America, which includes the United States and Canada, and International, which includes Europe, the Middle East, Africa, Asia Pacific, the Caribbean and Latin America. Mitel also operates as three primary business units; Mitel Communications Solutions, or MCS, Mitel NetSolutions, or NetSolutions, and Other, which, prior to the third quarter of fiscal 2012, was referred to as DataNet and consisted primarily of the now-discontinued operations of the DataNet business. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Overview – Significant Events and Recent Developments”.

We had a total of 1,958 employees worldwide at the end of fiscal 2012. Many of our employees are also common shareholders and over 63% of our employees hold options to acquire our common shares. Our common shares are listed on The Nasdaq Global Market under the symbol “MITL”, and we have received conditional approval (subject to prior receipt of final listing approval) to list our shares on the Toronto Stock Exchange (TSX) under the symbol “MNW”.

MCS Business Unit

MCS provides a wide range of IP telephony platforms and UCC solutions to organizations of all types and sizes worldwide. We seek to ensure that our products address a broad range of customer and geographic markets. Our solutions are scalable, flexible and easy to deploy, manage and use. We believe that our solutions enable our customers to realize significant cost benefits and to conduct their businesses more effectively. Our IP-based communications solutions include a combination of IP telephony platforms, which we deliver as software, appliances and desktop devices, and UCC applications that integrate voice, video and data communications with business applications. These solutions can be complemented with our comprehensive portfolio of support, professional and managed services.

IP Telephony Platforms

Software

Our IP telephony software, which provides the foundation for our integrated communication solutions, can be deployed on a customer’s premise, hosted by us, or in private or public cloud environments. To efficiently address specific markets, taking into account business size, operations, infrastructure, deployment and price, our IP telephony software can be deployed on virtualized data center infrastructure, industry standard servers or on functionally optimized appliances.

Our Mitel Communications Director, or MCD, is a software product suitable for small to large enterprises addressing both pure-IP telephony and hybrid-IP telephony markets worldwide. This software performs a variety of functions, including multi-media call control and communications, which allow business users to reach each other, share information and collaborate. MCD can be deployed in virtualized data center environments, on industry standard servers or on the Mitel 3300 IP Communications Platform (ICP) appliance. Our Multi-instance Communications Director, or MICD, uses virtualization techniques to run multiple MCDs on a single server. To support businesses that have multiple locations and geographically dispersed data centers, the MCD, and its MICD and 3300 ICP variants, can be deployed across multiple locations yet integrated to create a seamless system. This platform forms the basis of our network services offering within a hosted environment.

Appliances

Our appliances are optimized yet expandable packages combining the more popular software and hardware capabilities of their intended market. These appliances include:

•

Mitel 3300 ICP which bundles MCD, certain mobility and UCC applications as well as legacy connectivity, can be deployed, if required, as a simple IP-to-legacy gateway and upgraded to a fully integrated communications appliance;

•

Mitel 5000 Communications Platform (CP) is an integrated communications appliance addressing unique feature requirements in North America, the United Kingdom and select other markets for small businesses with 20 to 250 users. The Mitel 5000 CP addresses both IP and traditional communications needs through an IP-centric hybrid architecture, which allows us to leverage existing customer infrastructure; and

•

Mitel 3000 Communication System (CS) serves the two to 30 user segment of the small business market. This appliance provides complete communications capability and broadband connectivity in a single unit, utilizing a common hardware and software architecture.

Desktop Devices

Our desktop devices include a broad range of IP and digital phones, specialty desktop devices and peripherals, which are recognized in the industry for ease of use, feature set and style. Our IP phones are designed to work across our IP telephony software and appliances. Our mid-market and premium IP phones have large, high quality graphical displays which enable easy access to a variety of business applications and web content.

We also offer a variety of specialty desktop devices, including IP operator consoles and conference units, and peripherals that augment our desktop devices. These peripherals include cordless handsets and headsets, receptionist key modules and other modules such as Bluetooth and gigabit Ethernet connectivity and local phone line integration that enable local enhanced 9-1-1 calling for remote workers. In addition, we partner with industry leading vendors to provide other specialized devices, such as Wi-Fi and DECT wireless phones.

UCC Applications

Mitel is at the forefront of the UCC evolution in the business communications market. UCC combines multiple Information Technology, or IT, capabilities, enabling an efficient approach to communicating and improving how individuals, groups and organizations conduct business. We offer a broad range of UCC applications that can be deployed in a variety of ways. Our UCC suite of applications work across our MCD and Mitel 5000 platforms, and can be deployed on industry standard servers in data centers or on our own appliances such as the 3300 ICP. Our UCC applications include:

•

Unified Communications Client—a single-user interface to access all unified communications capabilities, including desktop, web and mobile phone, with features that include soft phone capabilities, instant messaging and presence;

•	Mobility—extends business communications capabilities to mobile devices, improving the ability of employees to connect with the office and be productive;

•	Customer Interaction Solutions—a multi-media capable application for the operation and management of contact centers.

•	Unified Messaging—unified multi-media messaging, including email, voicemail and fax, with integration into messaging products such as Microsoft Exchange and IBM Lotus Notes;

•	Audio, Video & Web Conferencing—collaboration and conferencing tools for users including audio and video conferencing, webcasting and document sharing;

•	Speech Auto Attendant—automated attendant allowing incoming callers to select departments and reach employees by speaking their names;

•	Teleworker Solution—simple and secure Mitel and SIP telephone operation and communications for remote and home based users over the public Internet; and

•	Business Dashboard—easy to use business analytics of communications system usage.

MCS Service Offerings

We offer a comprehensive portfolio of support, professional and managed services to our customers and channels. These services provide life cycle management of our solutions from implementation and planning to ongoing support. We help maximize the value of our solutions for our customers based on their particular financial and operational needs. Our services include:

•	lifecycle management, such as project management, installation, training, maintenance, professional services and consulting;

•	support services, including technical support, remote monitoring, core software upgrades and hardware repair;

•

managed service solutions in specific countries, with benefits such as a guaranteed renewal option, risk of loss coverage, fixed migration pricing, upgrade and expansion flexibility. This includes our comprehensive package of managed services in the United States branded as the TotalSolution® program; and

•	the financing of our managed service solutions.

Partnerships

One important result of the evolution of integrated communications solutions is the simplicity with which products and services, from a variety of sources, can be easily integrated to provide a better solution for customers. By partnering with others, we can concentrate on our core areas of expertise while leveraging the capabilities of our partners for the benefit of our customers. We have four key types of technology partnerships: strategic alliances, operational partners, affiliates and solution alliances.

•

Our strategic alliances are generally with leaders in adjacent markets or complementary technologies which, when combined with our products and services, create beneficial solutions for our customers. Our strategic partners include VMware, Inc. and Research in Motion Limited;

•

Our operational partners allow us to leverage their capabilities to optimize our operational expenses. These include external developers, contract manufacturers, integrators, consultants and professional services;

•

Our affiliate program with Wesley Clover International Corporation, or Wesley Clover, a company controlled by Dr. Terence H. Matthews, the chairman of our Board of Directors, allows us to benefit from early investment in complementary emerging technologies by Wesley Clover and its subsidiaries; and

•

We have a large number of Mitel Solutions Alliance partners who offer complementary solutions and expertise in areas that are not core to our business, many of which are integrated into our applications.

Customers

Since the introduction of our IP-based systems in 1999, we have shipped more than 180,000 IP-based appliances to support the communications needs of over 9.3 million users in more than 100 countries. Our largest customer represented only 2.4% of our revenues in fiscal 2012. Our broad customer base reflects our historical strength in the SME market as well as continued penetration among enterprises.

We have also developed a comprehensive understanding of certain vertical markets such as hospitality, education, government, healthcare, and retail. Our solutions can be tailored to meet the business communications needs of these and other vertical markets.

Sales and Marketing

We have a primarily indirect distribution channel, which addresses the needs of customers in over 100 countries through our channel partners worldwide.

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

We differentiate our solutions and enhance our channels to market through strategic relationships with innovative strategic partners. Our channel partners are supported by teams of Mitel area sales executives, systems engineers, technical account managers and support staff. To complement our channel partner network, we also provide support to independent consultants who assist companies with network design, implementation and vendor selection.

Our channel strategy in North America includes a direct touch sales organization designed to prospect for new business opportunities for our channel partners. Under this model, direct touch representatives work with end customers to develop a solution and deliver this opportunity to the channel partner for fulfillment. In addition there are opportunities for our North American channel partners to augment their service revenues by joining the Mitel Authorized Partner Services Program (APSP) which allows Mitel service requests to be contracted directly through our authorized partners. Finally, in order to support channel partners in introducing new technology or solution opportunities (such as data center virtualization skills), we make our suite of professional services offerings available so that we may provide skilled resources to support our partners in new focus areas.

Mitel’s primary market strategy in the International market is exclusively focused on an indirect channel model. In these markets, we are a channel-centric vendor with sales, engineering, training and marketing resources aligned to support channel partners. In specific countries, namely the UK, Netherlands and France, the channel structure is complemented by Mitel high-touch sales teams who provide vertical market sales and business development expertise to support those channels in selling into larger enterprise organizations. We work with a variety of channel categories based on specific country market requirements, market coverage and in-country resources.

Our comprehensive marketing organization and strategy delivers corporate, regional, channel and solutions marketing programs to enhance our brand, generate demand and attract and retain channel partners. Brand development is conducted through advertising, media, trade conferences, product and solution launch campaigns, analyst and public relations, social media and web content delivery. Our channel marketing programs are designed and administered to provide benefits and incentives to address competencies, customer satisfaction and quality in the delivery of our solutions to market. Sales promotions and campaigns are conducted for channel partners and customers, to encourage the sale of specific products or in support of new product introductions. We also operate demonstration and executive briefing centers equipped with our latest solutions. These centers are used by both our channel partners and our own staff to demonstrate our solutions to existing and prospective customers.

Manufacturing and Supply Chain Management

A significant amount of our portfolio consists of appliances and desktop devices. Our objective is to deliver high quality and unique products to our channel partners and customers while optimizing our operational cost structure and ensuring continuity of supply. To meet this objective, we leverage our contract manufacturers and component suppliers, protect supply continuity and facilitate manufacturing portability across manufacturers.

We use high volume contract manufacturers and component suppliers. We require our component suppliers to make information visible so that we can assess their performance for technical innovation, financial strength, quality, support and operational effectiveness. Our primary contract manufacturers are Flextronics International Ltd., or Flextronics, and Sanmina-SCI Corporation, or Sanmina. Our manufacturing relationships with Flextronics and Sanmina (or its predecessors) date back to 2006 and 2001, respectively. We do not have any long term purchase commitments with either contract manufacturer.

In order to maintain our continuity of supply and reduce supply chain barriers, our products are designed for manufacturing portability. Approximately 95% of our hardware revenue is portable between contract manufacturers, with a lead time of typically not more than 14 weeks. We also implement portable designs by limiting the use of custom and sole source components and adhering to industry standard Design For Manufacture and Design For Test guidelines. We dual source the majority of our high volume products, including our core IP telephony platforms. Approximately 52% of our hardware is currently dual sourced, primarily between Flextronics and Sanmina. Approximately 5% of hardware, primarily legacy systems and devices, are sole sourced.

We manage our own product distribution facilities either directly or through the use of third party logistics management specialists, and, in some regions, wholesale distributors, all of which are managed by our logistics team. This is implemented with geographically diverse points of distribution, with our principal facilities being in the United States, Canada and Wales.

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

At April 30, 2012, we had 321 employees working in our R&D department. Our R&D personnel are primarily located in two locations: Ottawa, Canada; and Chandler, Arizona. Our center in Ottawa, Canada is responsible for our MCD platform as well as our messaging, contact center and mobility centered applications. Our center in Chandler, Arizona is responsible for our products focused on the SME market and our advanced collaboration applications. Please see Item 6, “Selected Financial Data”, of Part II in this Report for the amount spent during each of the last three fiscal years on R&D activities determined in accordance with U.S. generally accepted accounting principles, or GAAP.

Intellectual Property

Our intellectual property assets include patents, industrial designs, trademarks, proprietary software, copyrights, domain names, operating and instruction manuals, trade secrets and confidential business information. These assets are important to our competitiveness and we continue to expand our intellectual property portfolio in order to protect our rights in new technologies and markets. We have a broad portfolio of over 1,600 patents and pending applications, covering over 500 inventions, in areas such as Voice-over IP, or VoIP, collaboration and presence.

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

In some cases, we have obtained non-exclusive licenses from third parties to use, integrate and distribute with our products certain packaged software, as well as customized software. This third party software is either integrated into our own software applications or sold as separate self-contained applications, such as voicemail or unified messaging. The majority of the software that we license is packaged software that is made generally available and has not been customized for our specific purpose. If any of our third party licenses were to terminate, our options would be to either license a functionally equivalent software application or develop the functionally equivalent software application ourselves.

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

Employees

At April 30, 2012, we had 1,809 employees in the MCS business unit. We believe that our future success depends, in large part, on our ability to attract, retain and motivate highly skilled managerial, professional and technical employees. Our compensation programs include opportunities for regular annual salary reviews, bonuses and stock options. We continue to actively recruit skilled employees and we believe that relations with our employees are generally positive.

Competition

Competition for our MCS business is primarily from two groups of vendors: traditional IP communications vendors and software vendors who are adding communications and collaboration solutions to their offerings.

We compete against many traditional IP communications vendors in our MCS business unit, including in particular Avaya Inc. and Cisco Systems, Inc., as well as Aastra Technologies Limited, Alcatel-Lucent S.A., NEC Corporation, Panasonic Corporation, ShoreTel, Inc., Siemens Enterprise Networks and Toshiba Corporation.

The second group of competitors consists of software vendors who, in recent years, have expanded their offerings to address the UCC market. This group of competitors includes Microsoft Corporation and Google Inc.

Mitel NetSolutions Business Unit

Mitel NetSolutions, or NetSolutions, is a communications service provider focused on delivering a suite of subscription-based telecommunications solutions and services to business customers including connectivity, network services and hosted applications. These services can be delivered independently or integrated with our MCS solutions and delivered as part of our managed service offerings. We do not operate our own network. We purchase network capacity wholesale from carriers, which we resell to our customers in various retail offerings.

We address market demand for telecommunications services through three distinct service offerings, enabling us to provide product solutions over the public network or in combination with our MCS solutions. Our network services are offered in the United States only. Branded as NetSolutions® our services are primarily designed to:

•	Leverage and deploy communications services to meet the performance and value metrics of each individual business or organization;

•	Deliver solutions optimized for our UCC solutions; and

•	Unify traditional wireline and wireless communications services along with newer cloud-based offerings to provide 360 degrees of convergence from a single-source provider.

NetSolutions Service Offering

NetSolutions services include:

•	Mitel AnyWare, a turnkey cloud-based service that enables business customers to fulfill their communications requirements without the need to own and maintain a traditional phone system;

•	Mitel Mobile Solutions, providing business-class 3G and 4G wireless voice, text and Internet services on a nationwide network; and

•	Mitel NetSolutions Voice and Data, our CLEC, which provides businesses with voice and data communication services in all 50 U.S. states.

Cloud Communications Offering (Mitel AnyWare)

Mitel AnyWare is a comprehensive hosted communications service that delivers complete communications requirements for a monthly subscription fee, eliminating the need for businesses to buy and maintain a phone system on their premises. Mitel AnyWare is designed for organizations with five to 500 employees, and delivers cloud-based UCC solutions using the single Mitel UCC software stream. As a result, this service delivers the same look, feel and user experience to Mitel AnyWare customers as those purchasing our MICD premise based solutions. Mitel AnyWare provides rich enterprise-class features and reliability required by business customers with the flexibility to add and change users as changing business requirements dictate. The features are easy to use and enable users to take advantage of a range of productivity enhancing features.

Mobile Communications Offering (Mitel Mobile Solutions)

Mitel Mobile Solutions offers an integrated mobile communication service that provides wireless voice, text and data access to business customers. Benefits include nationwide 3G wireless network coverage, the latest device options, and enterprise-wide bundling with wireline SIP Trunk access. In addition, this service offers UCC features that can include integration with employees’ desktop phones or local voice services, and the ability for employees across an organization to share wireless minutes. Mitel Mobile can integrate the Mitel Communications Director, or MCD, and MICD communications platforms with wireless devices to enable voice and UCC features to be merged and managed like data applications on a corporate server. Mitel Mobile also enables customers to pair their Mitel NetSolutions local SIP-based DID number with their Mitel Mobile device in order to provide wireline-to-wireless business continuity. In addition, Mitel Mobile devices can be integrated into the Mitel AnyWare communications solution to integrate the mobile device as the user’s primary or secondary device. It also offers unified voice mail, extension to extension intercompany dialing, unified outbound calling line identification and other features which integrate with the Mitel AnyWare cloud communications solution.

Communications Service Provider Offering

Mitel NetSolutions is a registered Competitive Local Exchange Carrier, or CLEC, offering complete local, long distance, Internet access and complex data network services in all 50 states in the U.S. Local services include PSTN and SIP services across the U.S., WAN and Broadband IP technologies including MPLS, VPLS, Optical and Metro-Ethernet. Additional cloud solutions include Infrastructure as a Service, cloudNOC™ Network Management and Audio and Web collaboration. NetSolutions telecommunications services can be bundled with Mitel AnyWare, Mitel Mobile and Mitel premise based UCC solutions, providing business customers the benefit of a seamless, integrated communications offering from a single supplier. NetSolutions offerings are also delivered and optimized to complement and enhance our core technology platforms, providing a beneficial customer friendly service delivery and support model enabling our customers to outsource their entire communications infrastructure and services environment to Mitel and our channel partners. In addition, our offerings allow geographically dispersed organizations to consolidate their network services with a single provider nationally, easing the IT burden associated with coordinating multiple vendors across a broad service delivery footprint. We also have expertise in delivering advanced SIP Trunking services to businesses enabling them to maximize the benefits of centralization and virtualization for multi location organizations. These deployments can result in significant IT and economic benefits for our customers as they upgrade their technology infrastructure with simplified management and reduced operating costs.

Partnerships

One important result of the evolution of the communications service provider marketplace is the simplicity with which products and services, from a variety of sources, can be easily integrated to provide a better solution for customers. By partnering with others, we can concentrate on our core areas of expertise while leveraging the capabilities of our partners for the benefit of our customers. We have four key types of technology partnerships: strategic alliances, affiliates, operational partners and other partners.

•

Our strategic alliances are generally with leaders in adjacent markets or complementary technologies which, when combined with our products and services, create beneficial solutions for our customers. Our strategic partners include AT&T, Verizon, Sprint and Level 3 Communications.

•

NetSolutions is affiliated with MCS. We deploy MCS technology in a cloud based delivery model in order to provide a cloud based or hosted solution for our customers. Examples of MCS technology deployed in this fashion are our Mitel AnyWare Cloud Communications solution and Mitel AnyWare Infrastructure as a Service.

•	Our operational partners allow us to leverage their capabilities to optimize our service delivery and support. These include vendors such as IDI Billing Solutions and OSG Billing Services.

•	We have a large number of partners who offer complementary solutions and expertise in areas that are not core to our business, many of which are integrated into our solutions.

Sales and Marketing

NetSolutions has a two-tiered distribution model, utilizing direct and indirect channels to address the needs of customers in the United States. NetSolutions utilizes Mitel’s broad-based and established U.S.-based channel partners sales force, direct NetSolutions sales representatives, and other agents to sell solutions and services to business customers in the United States.

We believe our extensive channel partner network combined with our corporate, regional support and direct sales presence allows us to scale our business for volume and sell our solutions throughout the United States, resulting in an efficient cost of sale model. We recruit our channel partners with a focus on expanding our market coverage and supporting the skills needed to successfully sell, implement and support our solutions.

We differentiate our solutions and enhance our channels to market through strategic relationships with innovative strategic partners. Our channel partners are supported by teams of Mitel sales representatives, network architects, regional sales managers and support staff. To complement our channel partner network, we also provide support to independent consultants and agents who assist customers with network design, implementation and vendor selection.

Brand development is conducted through advertising, media, trade conferences, product and solution launch campaigns, analyst and public relations, social media and web content delivery.

Customers

NetSolutions currently serves approximately 9,000 small and medium sized business customers across the U.S., delivering a predictable revenue stream driven by recurring customer billing. NetSolutions customers enjoy first-level customer service hold times averaging 15 seconds or less from our 100% North America-based customer support team.

Employees

At April 30, 2012, we had 104 employees in the NetSolutions business unit. Our future success depends in large part on our ability to attract, retain and motivate our highly skilled managerial, professional and technical resources. Our compensation programs include opportunities for regular annual salary reviews, bonuses and stock options. We continue to actively recruit skilled employees and we believe that relations with our employees are generally positive.

Competition

Competitors for our NetSolutions Mitel AnyWare cloud communications solution include U.S.-based hosted and cloud services providers such as Panterra Networks, Inc., West IP Communications, Inc., 8X8, Inc., J2 Global, Inc., Cypress Communications, Inc., Telesphere Networks, Ltd. and Fonality, Inc. and other hosted PBX providers. Competitors for our Mitel Mobile offerings include AT&T Inc., Verizon Communications Inc., Sprint Nextel Corporation, T-Mobile USA, Inc. and other mobile service providers. Competitors for our Mitel NetSolutions Communications Service Provider offerings include AT&T, Inc., Verizon Communications Inc., CBeyond Inc., U.S. Telepacific Corp., XO Holdings, Inc. and other communications service providers.

Other Business Unit

Our Other division sells products and related services that complement the Company’s core unified communications offering. Prior to the third quarter of fiscal 2012, the “Other” segment was referred to as DataNet and consisted primarily of the now-discontinued operations of the DataNet business. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Overview – Significant Events and Recent Developments”.

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

We make available, through our Internet website for investors (http://investor.mitel.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after electronically filing such material with the SEC and with Canadian securities regulators. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Item 1A.	Risk Factors

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target”, “outlook”, “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; and our R&D expenditures. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made certain assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed below.

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

Our quarterly and annual revenues and operating results have historically fluctuated and are not necessarily indicative of results to be expected in future periods. A number of factors may cause our financial results to fluctuate significantly from period to period, including:

•	general economic conditions;

•	the fact that an individual order or contract can represent a substantial amount of revenues for that period;

•	the size, timing and shipment of individual orders;

•	changes in pricing or discount levels by us or our competitors;

•	changes in foreign currency exchange rates;

•	the mix of products sold by us;

•	the timing of the announcement, introduction and delivery of new products or product enhancements by us or our competitors;

•	the ability to execute on our strategy and operating plans;

•	ability to realize our deferred tax assets; and

•	changes in tax laws, regulations or accounting rules.

As a result of the above factors, a quarterly or yearly comparison of our results of operations is not necessarily meaningful. Prior results are not necessarily indicative of results to be expected in future periods.

Our operating results may be adversely affected by unfavorable economic and market conditions in key markets, particularly the United States, the United Kingdom and elsewhere in Europe.

Challenging economic conditions worldwide, particularly in the United States, the United Kingdom and elsewhere in Europe, have from time to time contributed, and may continue to contribute, to slowdowns in the communications industry at large, as well as in specific segments and markets in which we operate, resulting in, but not limited to:

•	reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers;

•	increased price competition for our products;

•	risk of excess and obsolete inventories;

•	risk of supply constraints;

•	risk of manufacturing capacity; and

•	higher overhead costs as a percentage of revenue and higher interest expense.

Instability in the global credit markets, including the European economic zone and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. The world has recently experienced a global macroeconomic downturn and, if global economic and market conditions or economic conditions in key markets remain uncertain or deteriorate, we may experience material negative impacts on our business, operating results, and financial condition.

We rely on our channel partners for a significant component of our sales and so disruptions to, or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it, could adversely affect our ability to generate revenues.

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

During the first quarter of fiscal 2012, we implemented a number of key changes to our business strategy involving, among other things:

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

In January 2012, we continued to execute our strategy to simplify our business and streamline our organization by making the decision to pursue the sale of our Datanet business unit. Although we anticipate that a sale will be completed within one year, we are in the process of identifying a purchaser and there is no assurance of when or if a sale will be completed.

If these changes to our business strategy are not aligned with the direction our customers take as they invest in the evolution of their networks and telephony needs, our customers may not buy our solutions or continue to use our services. Any failure by us to successfully execute on one or more changes to our business strategy could adversely impact our business and results of operations.

We face intense competition from many competitors and we may not be able to compete effectively against these competitors.

The market for our solutions is highly competitive. We compete against many companies, including and in particular, in the case of MCS, Avaya Inc. and Cisco Systems, Inc., as well as Aastra Technologies Limited, Alcatel-Lucent S.A., NEC Corporation, Panasonic Corporation,

ShoreTel, Inc., Siemens Enterprise Networks and Toshiba Corporation, and, in the case of NetSolutions, AT&T Inc., CBeyond Inc., Cypress Communications, Inc., 8X8, Inc., Fonality, Inc., J2 Global, Inc., Panterra Networks, Inc., Sprint Nextel Corporation, Telesphere Networks, Ltd., T-Mobile USA, Inc., U.S. Telepacific Corp., Verizon Communications Inc., West IP Communications, Inc. and XO Holdings, Inc. In addition, because the market for our solutions is subject to rapidly changing technologies, we may face competition in the future from companies that do not currently compete in our business communications market, including companies that currently compete in other sectors of the information technology, communications or software industries, such as Microsoft Corporation and Google Inc., mobile communications companies or communications companies that serve residential, rather than business, customers. Our industry has also experienced and may continue to experience consolidation that may adversely impact our competitive position.

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

The evolving markets for virtualized, cloud-based and hosted UCC solutions are subject to market risks and uncertainties that could cause significant delays and expenses.

We have made a significant investment in developing our IP-based communications solutions and transitioning our distribution channels to take advantage of the industry’s shift from legacy systems to IP-based communications solutions. The market is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for and market acceptance is uncertain. If the market fails to develop, develops more slowly than we anticipate or develops in a manner different than we expect, our solutions could fail to achieve market acceptance, which in turn could significantly harm our business.

Moreover, as the market usage grows, the infrastructure used to support these services, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. Even if the market becomes more widespread in the future, our solutions may not attain broad market acceptance. The adoption of solutions in this market on both desktop computers and mobile devices at a rate faster than we currently anticipate may lead to a decline in the utilization of distinct IP and digital devices and a reduction in our desktop device revenues. In addition, the evolution towards virtualized, cloud-based and hosted UCC and IP telephony applications delivered as a service may occur faster and more extensively than currently anticipated, which may adversely impact the sale of our non-hosted communications solutions.

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

Many of our employees may have been previously employed at other companies which provide integrated communications solutions, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which would adversely affect our commercial development efforts, business, financial condition and results of operations.

Our business requires a significant amount of cash, and we may require additional sources of funds if our sources of liquidity are unavailable or insufficient to fund our operations.

We may not generate sufficient cash from operations to meet anticipated working capital requirements, support additional capital expenditures or take advantage of acquisition opportunities. In order to finance our business, we may need to utilize available borrowings under our revolving credit facility, which is scheduled to terminate on August 16, 2012. Our ability to continually access this facility prior to its termination is conditioned upon our compliance with current and potential future covenants contained in the credit agreements governing our revolving credit facility and term loan facility. We may not be in compliance with such covenants in the future. We may need to secure additional sources of funding if our cash and borrowings under our revolving credit facility are unavailable or insufficient to finance our operations. Such funding may not be available on terms satisfactory to us, or at all. In addition, any proceeds from the issuance of equity or debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements. If we were to incur higher levels of debt, we would require a larger portion of our operating cash flow to be used to pay principal and interest on our indebtedness. The increased use of cash to pay indebtedness could leave us with insufficient funds to finance our operating activities, such as R&D expenses and capital expenditures. In addition, any new debt instruments may contain covenants or other restrictions that affect our business operations. If we were to raise additional funds by selling equity securities, the relative ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.

We have a significant amount of debt, which is scheduled to mature in August 2014 and August 2015. This debt contains customary default clauses, a breach of which may result in acceleration of the repayment of some or all of this debt.

As of April 30, 2012, we had $176.2 million outstanding under our first lien term loan, which is scheduled to mature in August 2014 and $129.9 million outstanding under our second lien term loan, which is scheduled to mature in August 2015. The credit agreements relating to these loans and the revolving credit facility have customary default clauses. In the event we were to default on these credit agreements, and were unable to cure or obtain a waiver of default, the repayment of our debt owing under these credit agreements may be accelerated. If acceleration were to occur, we would be required to secure alternative sources of equity or debt financing to be able to repay the debt. Alternative financing may not be available on terms satisfactory to us, or at all. If acceptable alternative financing were unavailable, we would have to consider alternatives to fund the repayment of the debt, including the sale of part or all of the business, which sale may occur at a distressed price.

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

Our financial results will be negatively impacted if we are unable to realize our deferred tax assets

As at our fiscal year end, April 30, 2012, our balance sheet contained a $35.8 million valuation allowance against deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Future losses or reduced estimates of future income may result in an increase to the partial valuation allowance or even a full valuation allowance on our deferred tax assets in future periods, which will negatively impact our results. See “Management Discussions & Analysis—Critical Accounting Policies—Deferred Taxes”.

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

We have a number of strategic alliances, including VMware, Inc. and Research in Motion Limited, and continue to pursue strategic alliances with other companies. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. If a strategic alliance fails to perform as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with customers, and our ability to develop new solutions in response to industry trends or changing technology may be impaired. In addition, we may face increased competition if a third party acquires one or more of our strategic alliances or if our competitors enter into additional successful strategic relationships.

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

Our operations and those of our contract manufacturers and outsourced service providers are vulnerable to interruption by fire, earthquake, hurricane, flood or other natural disaster, power loss, computer viruses, security breaches, computer systems failure, telecommunications failure, quarantines, national catastrophe, terrorist activities, war and other events beyond our control. Our disaster recovery plans may not be sufficient to address these interruptions. The coverage or limits of our business interruption insurance may not be sufficient to compensate for any losses or damages that may occur.

Problems with the infrastructure of carriers may impair the performance of our NetSolutions business unit solutions and cause problems with the network services we provide to our customers.

We purchase network capacity wholesale from carriers, which we resell to our customers in various retail offerings. The infrastructures of these telecom carriers are vulnerable to interruption by fires, earthquakes, hurricanes and other similar natural disasters, as well as power loss, computer viruses, security breaches, acts of terrorism, sabotage, intentional acts of vandalism and similar misconduct. The occurrence of such a natural disaster or misconduct, or outages affecting these carrier networks, could impair the performance of our solutions and lead to interruptions, delays or cessation of network services to our customers. Any impairment of the performance of our solutions or problems in providing our network services to our customers, even if for a limited time, could have an adverse effect on our business, financial condition and operating results.

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

Our NetSolutions business unit relies on carriers to provide local and long distance services, including voice and data circuits, and mobile voice and data services to our customers and to provide us with billing information. These services are subject to extensive and uncertain governmental regulation on both the federal and local level. An increase or change in government regulation could restrict our ability to provide these services to our customers, which may have a material adverse affect on our business.

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

We currently maintain a defined benefit pension plan for a number of our past and present employees in the United Kingdom. The plan was closed to new employees in June 2001. The contributions to fund benefit obligations under this plan are based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. If the actual operation of the plan differs from these assumptions, additional contributions by us may be required. As of April 30, 2012, the projected benefit obligation of $213.4 million exceeded the fair value of the plan assets of $138.2 million, resulting in a pension liability of $75.2 million. In October 2010, funding requirements under the plan were set for the three years commencing January 1, 2011 at 8.7% of current pensionable salaries for current members plus annual payments totaling 2.5 million pounds sterling towards the reduction of the accumulated deficit (increasing by 3% per annum for calendar year 2012 and 2013). Our funding requirements for future years may increase from these current levels. Changes to pension legislation in the United Kingdom may also adversely affect our funding requirements.

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

We are required to document and test our internal control over financial reporting pursuant to Section 404 of the United States Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal controls and our independent registered chartered accountants can render an opinion on the effectiveness of our internal controls over financial reporting. If our independent registered chartered accountants cannot render an opinion or if material weaknesses in our internal control are identified, we could be subject to regulatory scrutiny and a loss of public confidence.

Risks Related to our Common Shares

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.

Our stock has been publicly traded on The Nasdaq Global Market for approximately two years. At times, the stock price has been volatile. The market price of our common shares may fluctuate significantly in response to numerous factors, many of which are beyond our control and which may be accentuated due to the relatively low average daily trading volume in our common shares. The factors include:

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

As of June 8, 2012, Francisco Partners Management, LLC and certain of its affiliates, or the Francisco Partners Group, and Dr. Matthews and certain entities controlled by Dr. Matthews, or the Matthews Group, beneficially controlled approximately 40.0% and 23.0%, respectively, of the voting power of our share capital. Pursuant to a shareholders’ agreement, or the Shareholders’ Agreement, between the Company, the Francisco Partners Group and the Matthews Group dated as of April 27, 2010, the Francisco Partners Group and the Matthews Group collectively have the right to nominate 50% of our directors, provided certain criteria are met. The Shareholders’ Agreement also provides that we may not take certain significant actions without the approval of the Francisco Partners Group, so long as they own at least 15% of our outstanding common shares. These actions include:

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

We do business with certain companies that are related parties, such as Wesley Clover and its subsidiaries. Wesley Clover is controlled by Dr. Matthews. Our directors owe fiduciary duties, including the duties of loyalty and confidentiality, to us. Our directors that serve on the boards of companies that we do business with also owe similar fiduciary duties to such other companies. The duties owed to us could conflict with the duties such directors owe to these other companies.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real property. The following table outlines significant properties that we currently lease:

Location	Purpose	Area(In Square Feet)	Expiration Date of Lease
Ottawa, Canada	Corporate Head Office/Sales/R&D	226,000	February 15, 2016
Ottawa, Canada	Warehouse	9,000	February 15, 2016
Caldicot, United Kingdom	U.K. and EMEA Regional Headquarters	26,000	March 9, 2021
Chandler, AZ	Office/Sales/R&D	97,000	June 30, 2012
Tempe, AZ	Warehouse/Office	68,000	June 30, 2012
Reno, NV	Office/Sales	77,000	November 14, 2018
Mesa, AZ (1)	Office/Sales/R&D	83,000	April 30, 2023
Mesa, AZ (1)	Warehouse	38,000	February 28, 2018

(1)	In fiscal 2013, Mitel is relocating from its Chandler, AZ and Tempe, AZ facilities to two locations in Mesa, AZ. The relocation is expected to be complete in the second quarter of fiscal 2013.

The Ottawa facilities are leased from Kanata Research Park Corporation, or KRPC, a company controlled by Dr. Matthews, under terms and conditions reflecting what management believed were prevailing market conditions at the time the lease was entered into.

In addition to these significant properties, we also lease a number of regional sales offices throughout the world, including offices:

•	throughout the U.S. and Canada, including sales-service offices and distribution, demonstration and training centers across both countries;

•	throughout Europe, the Middle East and Africa, or EMEA, including the United Kingdom, Belgium, France, Germany, Italy, Spain, the Netherlands, Dubai and South Africa;

•	in Asia-Pacific, including Hong Kong (China), Singapore and Sydney (Australia); and

•	in the Caribbean and Latin America, including in Mexico City (Mexico).

Item 3.	Legal Proceedings

We are a party to a number of legal proceedings, claims or potential claims arising in the normal course of and incidental to our business. Management has determined that any monetary liability or financial impact of such claims or potential claims to which we might be subject after settlement agreement or final adjudication would not be material to our consolidated financial position, results of operations or cash flows.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on The Nasdaq Global Market (trading symbol: MITL) and we have received conditional approval (subject to prior receipt of final listing approval) to list our shares on the Toronto Stock Exchange (TSX) under the symbol “MNW”. The following table presents the high and low sale prices for our common stock for the periods indicated:

	High	Low
Year ended April 30, 2011
First Quarter	$12.13	$7.58

Second Quarter	$9.43	$5.11

Third Quarter	$7.77	$4.98

Fourth Quarter	$5.94	$4.01

Year ended April 30, 2012
First Quarter	$5.74	$3.73

Second Quarter	$4.90	$1.92

Third Quarter	$3.88	$2.26

Fourth Quarter	$5.08	$2.71

Year ended April 30, 2013
First Quarter (to June 8, 2012)	$4.84	$3.75

On June 8, 2012, the last reported sales price of our common shares on The Nasdaq Global Market was $4.16 per share.

Shareholders

As of June 8, 2012, we had 1467 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by Computershare Investor Services, Inc.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security-holders (1)	5,910,861	$5.35	2,079,901
Equity compensation plans not approved by security-holders (2)	515,175	5.16	—

Total	6,426,036	$5.34	2,079,901

(1)	As of April 30, 2012, 6,426,036 common shares were issuable upon exercise of stock options, granted under our employee stock option plan adopted September 7, 2006, or 2006 Equity Incentive Plan, or under inducement stock options not approved by security-holders. An additional 2,079,901 common shares were reserved for issuance under the 2006 Equity Incentive Plan. Prior to September 7, 2006 stock options were granted under the employee stock option plan adopted in March 2001, or 2001 Stock Option Plan. As of December 10, 2011 there were no outstanding options remaining under the 2001 Stock Option Plan. The aggregate number of common shares that may be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements (including those already issued under the 2006 Equity Incentive Plan) is 8,796,294 common shares provided that an additional number of common shares of up to three percent of the number of our common shares then outstanding may be added to such initial maximum each year for three years ending in fiscal 2013 at the discretion of the compensation committee. On March 5, 2011, our compensation committee approved an increase in the number of common shares issuable by 1,588,298 common shares and effective March 5, 2012, our compensation committee approved an increase up to 1,607,996 common shares for a total of up to 8,796,294 common shares. Although the compensation committee approved the 3% increase for 2012, no options in respect of these shares have yet been granted. Common shares subject to outstanding awards under our 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan.
(2)	Options to acquire 515,175 common shares were granted as inducement options to our CEO, Richard McBee, as a component of his employment compensation. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan, and were approved by our Board of Directors on January 19, 2011.

Item 6.	Selected Financial Data

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

	Fiscal Year Ended April 30,
	2012	2011	2010	2009	2008(1)
	(in millions, except per share data)
Consolidated Statement of Operations Data
Revenues	$611.8	$589.3	$599.1	$684.1	$655.8
Cost of revenues	282.4	281.9	288.6	343.1	333.4

Gross margin	329.4	307.4	310.5	341.0	322.4

Expenses:
Selling, general and administrative	222.9	212.8	203.6	239.2	238.7
Research and development	58.6	61.3	57.6	66.2	69.4
Special charges and restructuring costs	17.1	15.5	5.2	23.3	16.0
Loss (gain) on litigation settlement	1.5	1.0	(5.5)	—	—
Other operating charges (2)	—	—	—	—	6.0
Impairment of goodwill	—	—	—	284.5	—

	300.1	290.6	260.9	613.2	330.1

Operating income (loss) from continuing operations	29.3	16.8	49.6	(272.2)	(7.7)
Interest expense	(18.8)	(20.0)	(29.8)	(40.1)	(34.7)
Debt and warrant retirement costs	—	(0.6)	(1.0)	—	(20.8)
Fair value adjustment on derivative instruments	—	1.0	7.4	100.2	61.9
Other income (expense), net	(0.7)	0.8	0.9	(0.8)	1.6
Income tax recovery	39.4	88.4	9.0	19.2	11.9

Net income (loss) from continuing operations	49.2	86.4	36.1	(193.7)	12.2
Net income from discontinued operations	0.6	1.7	1.1	0.2	0.4

Net income (loss)	$49.8	$88.1	$37.2	$(193.5)	$12.6

Net income (loss) attributable to common shareholders (3)	$49.8	$88.1	$(107.3)	$(234.5)	$(83.5)
Net income (loss) per common share – Basic:
Net income (loss) per share from continuing operations	$0.92	$1.63	$(7.37)	$(16.39)	$(6.76)
Net income per share from discontinued operations	$0.01	$0.03	$0.07	$0.01	$0.03
Net income (loss) per common share	$0.93	$1.66	$(7.30)	$(16.38)	$(6.73)
Net income (loss) per common share – Diluted:
Net income (loss) per share from continuing operations	$0.88	$1.54	$(7.37)	$(16.39)	$(6.76)
Net income per share from discontinued operations	$0.01	$0.03	$0.07	$0.01	$0.03
Net income (loss) per common share	$0.89	$1.57	$(7.30)	$(16.38)	$(6.73)

Other Financial Data
Adjusted EBITDA (5):
Adjusted EBITDA from continuing operations	$86.9	$73.5	$88.2	$78.4	$49.6
Adjusted EBITDA from discontinued operations	1.1	2.6	1.6	0.3	0.6

Adjusted EBITDA	$88.0	$76.1	$89.8	$78.7	$50.2

Consolidated Balance Sheet Data
Cash and cash equivalents	$78.7	$73.9	$76.6	$28.4	$19.5
Total assets	$687.2	$672.2	$641.0	$623.1	$982.2
Total debt, including capital leases	$311.8	$323.3	$349.8	$454.8	$435.6
Redeemable shares (4)	$—	$—	$—	$249.5	$208.5

	Fiscal Year Ended April 30,
	2012	2011	2010	2009	2008(1)
	(in millions, except per share data)
Common shares	$809.4	$805.5	$802.8	$277.8	$277.1
Warrants	$55.6	$55.6	$55.6	$56.6	$56.7
Total shareholders’ equity (deficiency)	$88.4	$49.5	$(54.9)	$(430.1)	$(244.7)

(1)	As a result of the August 2007 acquisition of Inter-Tel (Delaware), Incorporated (“Inter-Tel”), our financial results for the fiscal year ended April 30, 2008 include eight and a half months of financial results from Inter-Tel.
(2)	Other operating charges for fiscal 2008 consist of a loss on sale of manufacturing operations and an expense for in-process research and development acquired as part of the Inter-Tel acquisition.
(3)	Net loss attributable to common shareholders for fiscal 2008, fiscal 2009 and fiscal 2010 includes the effect of then-outstanding preferred shares.
(4)	The redeemable common shares consisted of 0.3 million Class 1 Preferred Shares issued in connection with the acquisition of Inter-Tel in fiscal 2008 (and do not reflect a common share reverse share split on April 16, 2010). The Class 1 Preferred Shares were converted into common shares in conjunction with the April 2010 Initial Public Offering (“IPO”).
(5)	Adjusted EBITDA:

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Fiscal Year Ended April 30,
	2012	2011	2010	2009	2008
	(in millions)
Net income (loss)	$49.8	$88.1	$37.2	$(193.5)	$12.6
Net income from discontinued operations	(0.6)	(1.7)	(1.1)	(0.2)	(0.4)

Net income (loss) from continuing operations	49.2	86.4	36.1	(193.7)	12.2
Adjustments:
Amortization and depreciation	33.4	34.0	34.4	38.0	32.6
Stock-based compensation	4.8	4.7	3.3	2.4	1.7
Special charges and restructuring costs	17.1	15.5	5.2	23.3	16.0
Loss (gain) on litigation settlement	1.5	1.0	(5.5)	—	—
Interest expense	18.8	20.0	29.8	40.1	34.7
Debt and warrant retirement costs	—	0.6	1.0	—	20.8
Fair value adjustment on derivative instruments	—	(1.0)	(7.4)	(100.2)	(61.9)
Foreign exchange loss (gain)	1.5	0.7	0.3	3.2	(0.6)
Income tax recovery	(39.4)	(88.4)	(9.0)	(19.2)	(11.9)
Impairment of goodwill	—	—	—	284.5	—
Other operating charges (1)	—	—	—	—	6.0

Adjusted EBITDA from continuing operations	86.9	73.5	88.2	78.4	49.6
Adjusted EBITDA from discontinued operations (2)	1.1	2.6	1.6	0.3	0.6

Adjusted EBITDA	$88.0	$76.1	$89.8	$78.7	$50.2

(1)	Other operating charges for fiscal 2008 consists of a loss on sale of manufacturing operations and an expense for in-process research and development acquired as part of the Inter-Tel acquisition.
(2)	The reconciliation of net income from discontinued operations to Adjusted EBITDA from discontinued operations consists of an adjustment for income tax expense of $0.5 million, $0.9 million, $0.5 million, $0.1 million and $0.2 million for fiscal 2012 through fiscal 2008, respectively.

We define Adjusted EBITDA as net income (loss), adjusted for the items as noted in the above tables. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from operations or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures and the manner in which we compensate for those limitations.

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

Some of the limitations of Adjusted EBITDA are that it does not reflect:

•	interest income or interest expense;

•	cash requirements for income taxes;

•	foreign exchange gains or losses;

•	significant cash payments made in connection with restructuring and litigation settlements;

•	employee stock-based compensation;

•	cash requirements for the replacement of assets that have been depreciated or amortized;

•	acquired in-process research and development charges; and

•	losses or gains related to the sale of manufacturing operations and other assets.

We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the April 30, 2012 Consolidated Financial Statements and accompanying Notes included elsewhere in this Report. All amounts are expressed in U.S. dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in this Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Overview

Mitel is a global provider of business communications and collaboration software and services. Our communication solutions meet the needs of customers in over 100 countries. Mitel operates as three business units; Mitel Communications Solutions (“MCS”), Mitel NetSolutions (“NetSolutions”) and Other.

MCS

MCS provides a wide range of unified communication and collaboration (“UCC”) solutions to organizations of all types and sizes worldwide. While generally focused on the small-to-medium sized enterprise (“SME”) market, we also have a strong and growing presence in the large enterprise market with a portfolio of products which supports up to 65,000 users. Our IP-based communications solutions consist of a combination of IP telephony platforms, which we deliver as software, appliances and desktop devices, and a suite of UCC applications that integrate voice, video and data communications with business applications. We refer to these IP telephony platforms and UCC applications as integrated communications solutions. We believe that our solutions, which may include associated managed and network services, enable our customers to realize significant cost benefits and to conduct their business more effectively.

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

NetSolutions

NetSolutions is a U.S.-based communications service provider. We focus on delivering leading telecommunications solutions to businesses with the following services:

•	Mitel NetSolutions for Voice and Data provides businesses with voice and data communication services and is a registered Competitive Local Exchange Carrier (“CLEC”) in all 50 U.S. states;

•	Mitel Mobile Solutions provides business-class 3G and 4G wireless voice, text and internet services on a nationwide network; and

•	Mitel AnyWare provides a cloud-based service that delivers business communications without the need to own and maintain a traditional phone system.

Other

Our Other division sells products and related services that complement the Company’s core unified communications offering. Prior to the third quarter of fiscal 2012, the “Other” segment was labeled DataNet and consisted primarily of the now-discontinued operations of the DataNet business, as described below.

Significant Events and Recent Developments

During fiscal 2012, we began to actively market for sale our DataNet and CommSource business (“DataNet”), which distributes a wide variety of third party telephony and data products and related services. As a result, at April 30, 2012, the assets of DataNet have been classified and accounted for as held for sale on the consolidated balance sheets and the operating results have been reported on the consolidated statements of operation as discontinued operations. Although we anticipate that a sale will be completed within one year, we are in the process of identifying a purchaser and there is no assurance of when or if a sale will be completed. Prior to the third quarter of fiscal 2012, the “Other” segment was labeled DataNet and consisted primarily of the operations of the DataNet business.

In May 2011, we reorganized our business into three business units: MCS, NetSolutions and Other. We believe this new organizational structure has simplified our business and allows us to better serve our customers and to better focus our research and development expenses. As a result of the reorganization, we now present our segmented disclosures on a business unit basis. In conjunction with reorganizing our business, our MCS business unit focused on a channel-partner go-to-market business model beginning in May 2011. As a result our MCS channel partner revenue increased in fiscal 2012, which more than offset an expected decline in our direct business.

During the first quarter of fiscal 2012, we repaid $12.3 million of principal on our first lien term loan, primarily relating to the annual required repayment of excess cash flow. The excess cash flow repayment reduces the Company’s quarterly principal repayments under the first lien term loan to nil until maturity. The Company is still subject to an annual repayment of excess cash flow under the terms of the first lien credit agreement. In addition, the proceeds from the issuance of equity or debt (including proceeds received from the exercise of options), and proceeds from the sale of Company assets, including the potential sale of DataNet, may also be required to be used, in whole or in part, to make certain mandatory prepayments under the first lien credit agreement and, once the first lien term loan is repaid, under the second lien credit agreement.

Operating Results

Our revenues for the year ended April 30, 2012 were $611.8 million, as compared to $589.3 million for the year ended April 30, 2011. The increase in revenues is due primarily to an increase in sales from our MCS segment from stronger volumes in the U.S. and the U.K. Our operating income increased to $29.3 million in fiscal 2012 from $16.8 million in fiscal 2011. The increase in operating income was driven primarily by increased revenues and increased gross margin percentage in our MCS segment, partially offset by increased selling, general and administrative costs, as described below.

Trends

IP-based communications

Businesses continue to migrate from legacy telephony networks to IP-based environments, which can address their voice, data, video and business applications requirements within a single converged network. The transition to IP-based communications solutions provides significant benefits to businesses, including enhanced workforce productivity, reduced infrastructure costs and the creation of highly functional applications that can be distributed easily. We have invested heavily and continue to innovate in IP-based solutions and therefore believe we are well positioned to benefit from this transition.

The evolution to converged IP-based networks has given rise to two important trends: the transition from hardware-based to software-based communications solutions and the ability to deliver integrated UCC applications. The transition to software-based communications solutions provides operational cost benefits and the ability to integrate communications with other business processes and applications. UCC allows business customers to move beyond basic fixed telephony and disparate communications tools toward integrated multi-media communications and collaboration between users, wherever they may be located. UCC includes the integrated use of various media and messaging, such as voice, video and data. Our leadership in software-based communications solutions has provided us with the foundation for continued innovation in IP-based communications and UCC. We believe our comprehensive, integrated IP-based communications offering provides our customers with significant flexibility, cost efficiency and enhanced employee productivity as they transition to converged IP-based environments and UCC.

Virtualization

Corporate data centers have experienced a significant increase in the use of virtualization technology as a strategy to reduce capital and operating expenses as well as providing improved business continuity solutions through new high availability architectures. We believe that businesses can significantly benefit from the virtualization of UCC and IP based communication solutions by allowing these products to integrate fully with the data center infrastructure and related management processes and eliminating telecommunication specific infrastructure and processes. Our early investment in this technology across our product portfolio allows our customers to benefit using either our products on VMware or with our Multi-instance Communications Director (“MICD”) product.

Hosted, cloud-based solutions

SMEs are increasingly interested in outsourcing management of their communications requirements through managed service offerings. Managed services may include equipment, installation, ongoing support, network services, or various professional services. Managed services offerings allow businesses to focus on their core expertise and, in some cases, substitute what would otherwise be a large capital expenditure for a predictable operating expense. We believe that we are well positioned to benefit from this trend through our hosted cloud-based UCC offerings from NetSolutions. Virtualization technology is also serving as the base for cloud computing solutions enabling businesses to benefit from data center outsourcing and data center elasticity where data center resources and associated services may be acquired and dispensed with, depending on a business’s needs.

Mobility

As employees increasingly work from outside the office, they require technology tools that enable them to work efficiently, regardless of their location. As a result, IT environments are being challenged to be mobile device agnostic while continuing to provide a secure, yet seamless experience for employees and administrators. Our investments in various fixed-mobile convergence solutions as well as virtualization and hosted, cloud-based solutions allow us to provide solutions in an increasingly mobile environment.

Key Performance Indicators

Key performance indicators that we use to manage our business and evaluate our financial results and operating performance include: revenues, gross margins, operating costs, operating income (loss), net income (loss), cash flows from operations, and Adjusted EBITDA.

Revenue performance is evaluated from both a reportable segment and geographical perspective. We evaluate revenue performance by comparing the results to management forecasts and prior period performance.

Gross margins, operating costs, operating income (loss) and net income (loss) are each evaluated by comparing our actual results against both management forecasts and prior period performance.

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

Revenues and Cost of Revenues – MCS

Our MCS segment generates revenues principally from the sale of integrated communications solutions to business customers. Our distribution network includes value-added resellers, or channel partners, and a direct sales staff, or direct channel.

Each integrated communication solution generally contains multiple elements, including software applications, appliances and desktop devices. Substantially all of the Company’s appliances and desktop devices have both software and non-software components that function together to deliver the essential functionality of the integrated system product. In addition the Company generates revenues from post-contract support on the solutions.

As a result of the adoption of new accounting guidance, for transactions entered into or materially modified on or after the beginning of the first quarter of fiscal 2012, the Company allocates the total arrangement consideration to each separable deliverable of an arrangement based upon the relative selling price of each deliverable and revenue is recognized upon delivery or completion of those deliverables. Had this method of revenue recognition been applied to transactions prior to the first quarter of fiscal 2012, the change to our consolidated revenues would have been insignificant.

Revenue related to post-contract support, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the contract term.

In a transaction containing a sales-type lease, hardware and software revenues are recognized at the present value of the payments allocated to the hardware and software lease elements. We regularly sell the net rental payments from sales-type leases to financial institutions with the income streams discounted at prevailing rates at the time of sale. Gains or losses resulting from the sale of net rental payments from leases are recorded as net sales within MCS revenues.

Our standard warranty period extends 12 months from the date of sale. At the time product revenues are recognized, an accrual for estimated warranty costs is recorded as a component of cost of revenues based on prior claims experience. We offer various cooperative marketing programs to assist our channel partners in marketing our products. Allowances for these programs are recorded as marketing expenses at the time of shipment based on contract terms and prior experience.

MCS cost of revenues is comprised of product and service costs. Product cost of revenues is primarily comprised of cost of goods purchased from third party electronics manufacturing services and inventory provisions, engineering costs, warranty costs and other supply chain management costs. Depreciation of property and equipment relating to cost of revenues is also included in cost of revenues expense. Service cost of revenues is primarily comprised of labor costs.

Revenues and Cost of Revenues – NetSolutions

NetSolutions primarily provides voice and data network services and wireless services to business customers on our partners’ nationwide networks, which we bill on a monthly basis. Revenues from network services are recognized as the services are provided. Cost of revenues from network services are recognized as the costs are incurred.

Revenues and Cost of Revenues – Other

Other revenues include product revenues and cost of revenues, recognized when the risk and rewards have transferred to the customer, and service revenues and cost of revenues, recognized as the services are provided and costs are incurred.

Sales, General and Administrative Expenses (“SG&A”)

SG&A expenses consist primarily of costs relating to our sales and marketing activities, including salaries and related expenses, advertising, trade shows and other promotional activities and materials, administrative and finance functions, legal and professional fees, insurance and other corporate and overhead expenses. Depreciation of property and equipment relating to sales and marketing activities is also included. Following the acquisition of Inter-Tel in fiscal 2008, SG&A also includes significant amounts recorded for the amortization of purchased intangible assets.

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

Comparability of Periods

Our functional currency is the U.S. dollar and our consolidated financial statements are prepared with U.S. dollar reporting currency using the current rate method. Assets and liabilities of non-U.S. operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while revenue and expense items are translated at the monthly average exchange rates for the relevant period. The resulting unrealized gains and losses have been included as part of the cumulative foreign currency translation adjustment which is reported as other comprehensive income. As a result, changes in foreign-exchange rates from period to period can have a significant impact on our results of operations and financial position, which also makes the comparability of periods complex.

In conjunction with the May 2011 reorganization of our business, we reviewed the classification of certain costs against their nature and the classification of the costs of comparable companies. In doing so, we concluded that it would be appropriate to reclassify certain costs to provide enhanced and more comparable information. The nature of the reclassifications is described in note 1 to the audited consolidated financial statements.

Results of Operations—Fiscal 2012 Compared to Fiscal 2011

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Fiscal Year Ended April 30,				Change
	2012		2011
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$611.8	100.0%	$589.3	100.0%	$22.5	3.8
Cost of revenues	282.4	46.2%	281.9	47.8%	0.5	0.2

Gross margin	329.4	53.8%	307.4	52.2%	22.0	7.2
Selling, general and administrative	222.9	36.4%	212.8	36.1%	10.1	4.7
Research and development	58.6	9.6%	61.3	10.4%	(2.7)	4.4
Special charges and restructuring costs	17.1	2.8%	15.5	2.6%	1.6	10.3
Loss on litigation settlement	1.5	0.2%	1.0	0.2%	0.5	+

	300.1	49.1%	290.6	49.3%	9.5	3.3

Operating income	29.3	4.8%	16.8	2.9%	12.5	74.4
Interest expense	(18.8)	(3.1)%	(20.0)	(3.4)%	1.2	(6.0)
Debt retirement costs	—	—	(0.6)	(0.1)%	0.6	+
Fair value adjustment on derivative instruments	—	—	1.0	0.2%	(1.0)	+
Other income (expense)	(0.7)	(0.1)%	0.8	0.1%	(1.5)	+
Income tax recovery	39.4	6.4%	88.4	15.0%	(49.0)	+

Net income from continuing operations	49.2	8.0%	86.4	14.7%	(37.2)	+
Net income from discontinued operations	0.6	0.1%	1.7	0.3%	(1.1)	+

Net income	$49.8	8.1%	$88.1	14.9%	$38.3	+

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$86.9	14.2%	$73.5	12.5%	$13.4	18.2
Adjusted EBITDA from discontinued operations	1.1	0.2%	2.6	0.4%	(1.5)	(57.7)

Adjusted EBITDA	$88.0	14.4%	$76.1	12.9%	$11.9	15.6

Net income per common share – Basic
Net income per share from continuing operations	$0.92		$1.63
Net income per share from discontinued operations	$0.01		$0.03
Net income per common share	$0.93		$1.66
Net income per common share – Diluted
Net income per share from continuing operations	$0.88		$1.54
Net income per share from discontinued operations	$0.01		$0.03
Net income per common share	$0.89		$1.57

+	The comparison is not meaningful.

Revenues

Our reportable segments are determined in accordance with how our management views and evaluates our business. The following table sets forth revenues both in dollars and as a percentage of total revenues:

	Fiscal year ended April 30,				Change
	2012		2011
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$514.7	84.1%	$491.0	83.3%	$23.7	4.8
NetSolutions	81.0	13.3%	78.8	13.4%	2.2	2.8
Other	16.1	2.6%	19.5	3.3%	(3.4)	(17.4)

	$611.8	100.0%	$589.3	100.0%	$22.5	3.8

MCS revenues increased by $23.7 million, or 4.8%, in fiscal 2012 compared to fiscal 2011 due primarily to stronger volumes in the U.S., Canada and the U.K. In addition, a portion of the increase in revenues in the U.K. was due to favorable movements in foreign exchange rates. In the U.S., as a result of our business reorganization, we saw increased revenues through our channel partners. This growth was partially offset by an expected decrease in revenues from our direct business.

NetSolutions revenues increased by $2.2 million, or 2.8%, in fiscal 2012 compared to fiscal 2011 due to an increase in spending per customer.

Other revenues decreased by $3.4 million, or 17.4%, in fiscal 2012 compared to fiscal 2011. The decrease in revenues was due primarily to the completion of a non-core managed service contract at the end of the second quarter of fiscal 2012.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the fiscal years indicated:

	Fiscal year ended April 30,
	2012		2011
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Gross Margin	$329.4	53.8%	$307.4	52.2%

Gross margin percentage in fiscal 2012 increased by an absolute 1.6% to 53.8% compared to 52.2% for fiscal 2011 primarily from stronger gross margins in the MCS segment due to product mix as our sales mix continues to trend towards higher margin software products. Gross margin percentages in the NetSolutions segment and Other segment were relatively unchanged in fiscal 2012 compared to fiscal 2011.

We expect gross margins to improve slightly in the near term as a result of the trend to higher margin software products; however, margins could be higher or lower as a result of a number of factors including variations in revenue mix, competitive pricing pressures, foreign currency movements in regions where revenues are denominated in currencies other than the U.S. dollar, utilization of our professional services personnel and efficiencies in installing our products, and global economic conditions, among other factors.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 36.4% of revenues in fiscal 2012 compared to 36.1% of revenues for fiscal 2011, a change of $10.1 million in absolute dollars. Our SG&A expenditures for fiscal 2012 included certain non-cash charges, most significantly $22.3 million (fiscal 2011—$22.3 million) for the amortization of intangible assets related to the fiscal 2008 acquisition of Inter-Tel. In addition, SG&A included $4.8 million (fiscal 2011—$4.7 million) of non-cash compensation expenses associated with employee stock options.

SG&A expenses as a percentage of revenues increased in fiscal 2012 compared to fiscal 2011 primarily due to higher selling and marketing expenses and higher compensation costs. The higher compensation costs were driven by higher variable compensation resulting from the increase in revenue and gross margin coupled with the elimination of the reduced work-week program during fiscal 2011.

We will continue to monitor our cost base closely in an effort to keep our operating expenditures in line with revenue levels achieved in future years. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Research and Development

R&D expenses in fiscal 2012 decreased to 9.6% of revenues compared to 10.4% of revenues for fiscal 2011, a decrease of $2.7 million in absolute dollars. The decrease was driven by a reduction in costs from the closure of a research and development facility in Ireland during the second quarter of fiscal 2012. Our remaining investment level in R&D remained relatively consistent.

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

Special Charges and Restructuring Costs

We recorded pre-tax special charges of $17.1 million in fiscal 2012 as a result of actions taken to lower our operating cost structure. We incurred a net charge of $3.4 million related to the closure of a research and development facility in Ireland. The closure resulted in lease termination obligations and other charges of $2.2 million and workforce reduction related charges of $3.2 million primarily for the termination of approximately 50 people. In addition, as a result of the closure of this facility, $2.0 million of income was recorded, net against special charges and restructuring costs, related to currency translation adjustments that had previously been deferred through other comprehensive income. The remaining special charges and restructuring costs for fiscal 2012 consist of lease termination obligation and other charges of $7.6 million and workforce reduction related charges of $6.1 million for approximately 200 people. These costs were incurred primarily in the U.S., the U.K. and Canada largely as a result of the reorganization of the business as described in the “Significant events and recent developments” under the “Overview” section above. We expect all of the workforce reduction liability to be settled within the next year. The lease termination obligations incurred in the current and prior fiscal years will be reduced over the remaining term of the leases, with $5.0 million of the outstanding $9.2 million balance expected to be paid in fiscal 2013.

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

Loss on Litigation Settlement

In fiscal 2012, we recorded a charge of $1.5 million compared to a $1.0 million charge in fiscal 2011 primarily as a result of payments under a fiscal 2007 litigation settlement. We expect to make payments of approximately $0.5 million per quarter for the next seven fiscal quarters, up to and including the third quarter of fiscal 2014.

Operating Income

We reported operating income from continuing operations of $29.3 million for fiscal 2012 compared to operating income from continuing operations of $16.8 million for fiscal 2011. The increase was primarily due to higher revenues and gross margin percentage in our MCS segment, partially offset by higher SG&A expenses, as described above.

Non-Operating Expenses

Interest Expense

Interest expense was $18.8 million in fiscal 2012 compared to $20.0 million in fiscal 2011. Our interest expense relates predominantly to two credit agreements bearing interest based on LIBOR that were entered into to finance a portion of the Inter-Tel acquisition in fiscal 2008. The decrease in interest expense was primarily due to lower debt balances during the period as a result of the $25.0 million prepayment of our first lien term loan made in the fourth quarter of fiscal 2011 and a $12.3 million repayment made in the first quarter of fiscal 2012 (as discussed in the “Significant events and recent developments” under the “Overview” section above).

For fiscal 2012, the average LIBOR applicable to our credit agreements remained unchanged at 0.4% (fiscal 2011—0.4%).

Our interest expense will fluctuate from period to period depending on the movement in the LIBOR.

Debt Retirement Costs

In the fourth quarter of fiscal 2011, we prepaid an additional $25.0 million of our outstanding first lien term loan, at par. As a result, we expensed $0.2 million of unamortized deferred financing charges and $0.4 million of related expenses. The $12.3 million repayment made in the first quarter of fiscal 2012 did not result in any significant write-off of unamortized financing charges.

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

Other Income (Expense)

In fiscal 2012, we recorded expenses of $0.7 million from other items compared to other income of $0.8 million during fiscal 2011. The loss in fiscal 2012 was due to a loss on foreign exchange, partially offset by interest income and amortization of a deferred gain on the sale of land and building in the U.K. while the other income in fiscal 2011 consisted of interest income and amortization of the deferred gain, partially offset by a foreign exchange loss.

Income Tax Recovery

For the fiscal year ended April 30, 2012, we recorded a net tax benefit of $4.0 million on continuing operations excluding changes in the valuation allowance compared with $1.2 million for fiscal year 2011. The 2012 and 2011 tax recoveries were due primarily to the utilization of tax credits not previously recognized partially offset by income taxes on current year earnings.

In fiscal 2011, based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the previous 36 months and forecasted income (excluding non-recurring items), we determined that it was more-likely-than-not that the Company would realize a benefit from a significant portion of its deferred tax assets in Canada. As a result, we relieved a valuation allowance of $87.2 million primarily relating to the deferred tax assets in Canada.

In fiscal 2012, we reassessed the likelihood of the Company’s future taxable income and, largely as a result of increased taxable income during fiscal 2012, we relieved an additional valuation allowance relating to deferred tax assets primarily in Canada of $35.4 million. At April 30, 2012, there continues to be a valuation allowance of $35.8 against deferred tax assets, primarily in the U.K. Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

Net Income from Continuing Operations

Our net income from continuing operations for fiscal 2012 was $49.2 million compared to $86.4 million for fiscal 2011. The net income from continuing operations in fiscal 2012 was driven by an increase in revenues and gross margin as well as the tax recovery, as described above. The net income from continuing operations for fiscal 2011 was driven primarily by the tax recovery, as described above.

Net Income from Discontinued Operations

The operations of DataNet have been reported on the consolidated statements of operations as discontinued operations, as discussed in the “Significant events and recent developments” under the “Overview” section above. The following table provides information on the operations of DataNet for the periods presented:

	Fiscal year ended April 30,
	2012	2011
Revenues	$57.9	$60.4

Income from discontinued operations, before taxes	$1.1	$2.6
Income tax expense	(0.5)	(0.9)

Net income from discontinued operations, net of tax	$0.6	$1.7

Our net income from discontinued operations for fiscal 2012 was $0.6 million compared to net income from discontinued operations of $1.7 million in fiscal 2011. The decrease in net income from discontinued operations was driven by lower revenues, including through our direct business as a result of our new go-to-market model.

Net Income

Our net income for fiscal 2012 was $49.8 million compared to net income of $88.1 million in fiscal 2011. The decrease in net income was due to a lower tax recovery in fiscal 2012, which was partially offset by stronger sales and gross margin percentage in fiscal 2012 when compared to fiscal 2011.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $88.0 million in fiscal 2012 compared to $76.1 million in fiscal 2011, an increase of $11.9 million. This increase was driven by higher gross margin from higher revenues and a higher gross margin percentage in our MCS segment, partially offset by higher SG&A expenses.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see Item 6, “Selected Financial Data”.

Results of Operations—Fiscal 2011 Compared to Fiscal 2010

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Fiscal Year Ended April 30,				Change
	2011		2010
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$589.3	100.0%	$599.1	100.0%	$(9.8)	(1.6)
Cost of revenues	281.9	47.8%	288.6	48.2%	(6.7)	(2.3)

Gross margin	307.4	52.2%	310.5	51.8%	(3.1)	(1.0)
Selling, general and administrative	212.8	36.1%	203.6	34.0%	9.2	4.5
Research and development	61.3	10.4%	57.6	9.6%	3.7	6.4
Special charges and restructuring costs	15.5	2.6%	5.2	0.9%	10.3	+
Loss (gain) on litigation settlement	1.0	0.2%	(5.5)	(0.9)%	6.5	+

	290.6	49.3%	260.9	43.5%	29.7	11.4

Operating income	16.8	2.9%	49.6	8.3%	(32.8)	(66.1)
Interest expense	(20.0)	(3.4)%	(29.8)	(5.0)%	9.8	(32.9)
Debt retirement costs	(0.6)	(0.1)%	(1.0)	(0.2)%	0.4	+
Fair value adjustment on derivative instruments	1.0	0.2%	7.4	1.2%	(6.4)	+
Other income	0.8	0.1%	0.9	0.2%	(0.1)	+
Income tax recovery	88.4	15.0%	9.0	1.5%	79.4	+

Net income from continuing operations	86.4	14.7%	36.1	6.0%	50.3	+
Net income from discontinued operations	1.7	0.3%	1.1	0.2%	0.6	54.5

Net income	$88.1	14.9%	$37.2	6.2%	$50.9	+

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$73.5	12.5%	$88.2	14.7%	$(14.7)	(16.7)
Adjusted EBITDA from discontinued operations	2.6	0.4%	1.6	0.3%	1.0	62.5

Adjusted EBITDA	$76.1	12.9%	$89.8	15.0%	$(13.7)	(15.3)

Net income (loss) per common share – Basic
Net income (loss) per share from continuing operations	$1.63		$(7.37)
Net income per share from discontinued operations	$0.03		$0.07
Net income (loss) per common share	$1.66		$(7.30)
Net income (loss) per common share – Diluted
Net income (loss) per share from continuing operations	$1.54		$(7.37)
Net income per share from discontinued operations	$0.03		$0.07
Net income (loss) per common share	$1.57		$(7.30)

+	The comparison is not meaningful.

Revenues

These reportable segments were determined in accordance with how our management views and evaluates our business. The following table sets forth revenues both in dollars and as a percentage of total revenues:

	Fiscal year ended April 30,				Change
	2011		2010
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$491.0	83.3%	$506.3	84.5%	$(15.3)	(3.0)
NetSolutions	78.8	13.4%	75.6	12.6%	3.2	4.2
Other	19.5	3.3%	17.2	2.9%	2.3	13.4

	$589.3	100.0%	$599.1	100.0%	$(9.8)	(1.6)

MCS revenues decreased by $15.3 million, or 3.0%, in fiscal 2011 compared to fiscal 2010. We believe that the decrease in MCS revenues was primarily due to the weakened economic climate in the United States and Europe. In addition, a portion of the decrease in revenues was due to unfavorable movements in foreign exchange rates, primarily in the U.K.

NetSolutions revenues increased by $3.2 million, or 4.2%, in fiscal 2011 compared to fiscal 2010 due to an increase in the number of customers as well as an increase in spending per customer.

Other revenues increased by $2.3 million, or 13.4%, in fiscal 2011 compared to fiscal 2010, due to higher volumes.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the fiscal years indicated:

	Fiscal year ended April 30,
	2011		2010
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
		(in millions, except percentages)
Gross Margin	$307.4	52.2%	$310.5	51.8%

Gross margin percentage in fiscal 2011 increased by an absolute 0.4% to 52.2% compared to 51.8% for fiscal 2010 as stronger gross margin percentages in MCS and NetSolutions were offset by a decrease in the other segment. MCS’ increase in gross margin percentage was due primarily to improved prices from our contract manufacturers, while NetSolutions had a stronger gross margin percentage as the result of lower rates negotiated with our local and long distance carriers during the third quarter of fiscal 2010. Gross margin percentage in the Other segment was weaker due to product mix.

Operating Expenses

Selling, General and Administrative

SG&A expenses increased to 36.1% of revenues in fiscal 2011 from 34.0% of revenues in fiscal 2010 an increase of $9.2 million in absolute dollars. Our SG&A expenses for fiscal 2011 included certain non-cash charges, most significantly $22.3 million (2010—$22.2 million) for the amortization of customer relationships and developed technology intangible assets related to the acquisition of Inter-Tel in fiscal 2008. In addition, SG&A included $4.7 million (2010—$3.3 million) of non-cash compensation expense associated with employee stock options.

The increase in SG&A expenses as a percent of revenues for fiscal 2011 compared to fiscal 2010 was primarily due to higher selling and marketing expenses, higher stock-based compensation and the phase-out of the reduced work-week program, which began in July 2010.

Research and Development

R&D expenses increased to 10.4% of total revenues in fiscal 2011 from 9.6% of total revenues in fiscal 2010, an increase of $3.7 million in absolute dollars. The increase in our investment level in R&D in fiscal 2011 was due to the phase-out of the reduced work-week program in fiscal 2011.

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

Litigation Settlement

In the fourth quarter of fiscal 2011, we adjusted our estimate of the expected payments under our litigation settlements and recorded a $1.0 million charge. In 2010 we recorded pre-tax income of $5.5 million primarily related to litigation by former independent distributors of a manufacturing company whose assets were purchased by Inter-Tel in 2000. The litigation was settled in the fourth quarter of fiscal 2010 at an amount below the initial provision, with the difference being recorded as income.

Operating Income

We reported operating income of $16.8 million in fiscal 2011 compared to $49.6 million in fiscal 2010. The decrease in operating income was due primarily due to an increase in SG&A and R&D expenses largely the result of the phase-out of the reduced work-week program, an increase in special charges and restructuring costs and an increased litigation settlement expense, as described above.

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

The remainder of the decrease was due to a lower average LIBOR, on which the interest expense on our debt is based, coupled with the expiry of an interest rate swap agreement where we had fixed a portion of our interest expense. The fixed rate under the interest rate swap agreement was higher than the variable rate, LIBOR. The interest rate swap agreement expired at the end of the second quarter of fiscal 2010 and was not renewed or replaced upon expiry. For fiscal 2011, we paid an average LIBOR rate of 0.4% (fiscal 2010, excluding the unfavorable swap agreement—0.5%).

Debt and Warrant Retirement Costs, Including Write-Off of Related Deferred Costs

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

Excluding changes in valuation allowance, we recorded a net income tax benefit of $1.2 million in fiscal 2011 compared to $9.0 million in fiscal 2010. The fiscal 2011 tax recovery was due primarily to the use of losses not previously recognized, which was partially offset by the tax effect of temporary differences, related to differences in accounting and tax treatment pertaining primarily to the leasing portfolio and other accruals. The fiscal 2010 tax benefit primarily resulted from a benefit of timing differences in accounting and tax treatment pertaining primarily to the leasing portfolio and other accruals, which more than offset the expected tax expense on our pre-tax income at statutory rates.

Net Income from Continuing Operations

In fiscal 2011, our net income from continuing operations was driven by a reduction in our valuation allowance, as described above. Excluding taxes, our net income from continuing operations in fiscal 2011 decreased from fiscal 2010 due to a non-recurring fair value adjustment of $7.4 million recorded in fiscal 2010, coupled with lower operating income, as described above. This was partially offset by lower interest expense.

Net Income from Discontinued Operations

The operations of DataNet have been reported on the consolidated statements of operation as discontinued operations, as discussed in the “Significant events and recent developments” under the “Overview” section above. The following table provides information on the operations of DataNet for the periods presented:

	Fiscal year ended April 30,
	2011	2010
Revenues	$60.4	$48.8

Income from discontinued operations, before taxes	$2.6	$1.6
Income tax expense	(0.9)	(0.5)

Net income from discontinued operations, net of tax	$1.7	$1.1

Our net income from discontinued operations for fiscal 2011 was $1.7 million compared to net income from discontinued operations of $1.1 million in fiscal 2010. The increase in net income from discontinued operations was driven by higher revenues.

Net Income

In fiscal 2011, our net income was driven by a reduction in our valuation allowance, as described above. Excluding taxes, our net income decreased in fiscal 2011 from fiscal 2010 due to the factors described under net income from continuing operations, above.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $76.1 million in fiscal 2011 compared to $89.8 million in fiscal 2010, a $13.7 million, or 15.3% decrease. This decrease in Adjusted EBITDA was driven primarily by lower gross margin, as well as the effect of the phase-out of the reduced work-week program, which began in July 2010. For a definition and explanation of Adjusted EBITDA as well a reconciliation of Adjusted EBITDA to net income, see Item 6, “Selected Financial Data”.

Cash Flows—Comparison of Fiscal 2012 to Fiscal 2011

Below is a summary of comparative results of cash flows and a more detailed discussion of results for fiscal 2012 and fiscal 2011.

	Fiscal Year Ended April 30,		Change
	2012	2011
	(in millions)
Net cash provided by (used in)
Operating activities	$35.0	$32.5	$2.5
Investing activities	(12.8)	(5.3)	(7.5)
Financing activities	(16.6)	(31.4)	14.8
Effect of exchange rate changes on cash and cash equivalents	(0.8)	1.5	(2.3)

Increase (decrease) in cash and cash equivalents	$4.8	$(2.7)	$7.5

Cash and cash equivalents, end of year	$78.7	$73.9	$4.8

Cash Provided by Operating Activities

Cash generated from operating activities in fiscal 2012 was $35.0 million compared with $32.5 million in fiscal 2011. The increased cash flows from operations was the result of stronger operating performance as discussed above under “Results of Operations—Fiscal 2012 compared to Fiscal 2011—Operating Income”, partially offset by lower cash flows generated from changes in non-cash operating assets and liabilities due to strong collections from accounts receivable and sales-type leases in fiscal 2011.

Cash Used in Investing Activities

Net cash used for investing activities was $12.8 million in fiscal 2012 compared to net cash used of $5.3 million in fiscal 2011. The primary use of cash in fiscal 2012 and fiscal 2011 was additions to capital assets of $13.6 million and $6.2 million, respectively. Fiscal 2012 additions include significant information technology and facility expenditures that have resulted in operational efficiencies.

Cash Used in Financing Activities

In fiscal 2012 net cash used by financing activities was $16.6 million, compared to cash used by financing activities of $31.4 million during fiscal 2011. Fiscal 2012 and fiscal 2011 cash used by financing activities were both driven primarily by repayments of long-term debt. Fiscal 2012 includes a $12.3 million repayment related primarily to the annual repayment of excess cash flows, while fiscal 2011 includes a $25.0 million first lien prepayment made in March 2011.

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $0.8 million during fiscal 2012 (2011—$1.5 million increase).

Cash Flows—Comparison of Fiscal 2011 to Fiscal 2010

Below is a summary of comparative results of cash flows and a more detailed discussion of results for fiscal 2011 and fiscal 2010.

	Fiscal Year Ended April 30,		Change
	2011	2010
	(in millions)
Net cash provided by (used in)
Operating activities	$32.5	$34.4	$(1.9)
Investing activities	(5.3)	(6.5)	1.2
Financing activities	(31.4)	20.5	(51.9)
Effect of exchange rate changes on cash and cash equivalents	1.5	(0.2)	1.7

Increase (decrease) in cash and cash equivalents	$(2.7)	$48.2	$(50.9)

Cash and cash equivalents, end of year	$73.9	$76.6	$(2.7)

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

Cash Provided by (Used in) Financing Activities

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

Share Capital

The change in the Company’s preferred share and common share capital was as follows:

	Preferred Shares	Common Shares
Balance, April 30, 2009	$249.5	$277.8
Accretion on preferred shares	48.3	—
Amended conversion of preferred shares	96.2	—
Conversion of preferred shares	(394.0)	394.0
Initial public offering, net of underwriting commissions and costs	—	130.7
Other	—	0.3

Balance, April 30, 2010	—	802.8
Exercise of stock options	—	2.7

Balance, April 30, 2011	—	805.5
Exercise of stock options	—	3.9

Balance, April 30, 2012	—	809.4

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

In conjunction with the IPO, all of the 0.3 million Class 1 Preferred Shares, which were redeemable for cash at the option of the holder in August 2012, were converted into common shares. The original terms of the Class 1 Preferred Shares included the right of the Class 1 Preferred Shareholders to redeem the Class 1 Preferred Shares for their full accreted value in August 2012. In addition, the Class 1 Preferred Shares included a conversion feature at the option of the holder. Subsequent to the IPO, had the Class 1 Preferred Shares not converted, the common shares issuable upon conversion would have been the accreted value divided by $18.56 per share. The amended terms resulted in conversion of the Class 1 Preferred Shares into common shares based on the accreted value at the time of conversion ($1,235.03 per share) divided by the IPO offering price of $14.00 per share. As the amended terms resulted in a conversion, the difference between the original conversion terms and the amended conversion terms was recorded as $96.2 million increase to share capital.

Liquidity and Capital Resources

As of April 30, 2012, our liquidity consisted primarily of cash and cash equivalents of $78.7 million and an undrawn $30.0 million revolving facility that matures in August 2012. At April 30, 2012, we had $306.1 million of liability outstanding under our credit facilities, consisting of a first lien term loan and second lien term loan and had stated common share capital of $809.4 million.

We have a defined benefit pension plan in place for a number of our past and present employees in the United Kingdom. The plan has been closed to new members since 2001. At April 30, 2012, the plan had an unfunded pension liability of $75.2 million. The contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In October 2010, the Company’s annual funding requirement to fund the pension deficit for the 2011 calendar year was determined to be $4.1 million (£2.5 million), and increases at an annual rate of 3% for the calendar years 2012 and 2013. In fiscal year 2012, we contributed $4.9 million (£3.0 million) to the U.K. pension plan for currency service and deficit funding. We expect to contribute $5.1 million (£3.1 million) in fiscal 2013 for current service and deficit funding.

Borrowings under the first and second lien term loans are repayable in full on their respective maturity dates. In addition, the term loans require an annual repayment of excess annual cash flows (as defined in the credit agreement) due 100 days after fiscal year end. We paid $12.3 million in July 2011 relating to the excess cash flows for fiscal 2011 and expect to pay approximately $2.5 million in August 2012 relating to the excess cash flows for fiscal 2012. Proceeds from the issuance of equity or debt, and proceeds from the sale of our assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the first and second lien term loans.

The credit agreements relating to the first and second lien term loans have customary default clauses, wherein repayment of one or more of the credit agreements may be accelerated in the event of an uncured event of default. Each of the credit agreements contains affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of

Consolidated Total Debt to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”), as specified in our first and second lien credit agreements, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, (f) limitations on the payment of dividends and (g) limitations on capital expenditures. In connection with the March 2011 $25.0 million prepayment, the maximum Leverage ratio under the first lien credit agreement was increased for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of fiscal 2014. As of April 30, 2012, we were in compliance with all of the applicable covenants included in our current credit agreements.

The following table presents our maximum Leverage Ratio and our actual Leverage Ratio for the fiscal periods presented.

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
April 30, 2011	4.1	3.6
July 31, 2011	4.1	3.6
October 31, 2011	4.1	3.3
January 31, 2012	3.9	3.1
April 30, 2012	3.6	2.9

Our source for cash in the future is expected to come from existing operations. Our most significant source of cash from operations is expected to be the collection of accounts receivable from our customers and the sale of future rental payments associated with sales leases which we provide to our customers to finance their purchases as part of our managed services offering program. The primary use of cash is expected to include funding operating expenses, working capital, capital expenditures, debt service and other contractual obligations.

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

Contractual Obligations

The following table sets forth our contractual obligations as of April 30, 2012:

	Payments Due by Fiscal Year
Contractual Obligations	2013	2014	2015	2016	2017	After 5 Years	Total
	(in millions)
Long-term debt obligations (1)	$18.5	$15.9	$183.2	$134.6	$—	$—	$352.2
Capital lease obligations (2)	2.5	1.9	1.4	0.6	—	—	6.4
Operating lease obligations (3)	18.7	14.1	12.4	10.9	6.1	17.8	80.0
Defined benefit pension plan contributions (4)	5.1	3.6	—	—	—	—	8.7
Other (5)	4.6	4.3	4.1	2.0	—	—	15.0

Total	$49.4	$39.8	$201.1	$148.1	$6.1	$17.8	$462.3

(1)	Represents the principal balance and interest payments for the first and second lien term loans. Interest on the first and second lien term loans is based on LIBOR plus 3.25%, and LIBOR plus 7.0%, respectively, as described in our consolidated financial statements. For the purposes of estimating the variable interest, the average 3-month LIBOR from the last three years, 0.4%, has been used. Included in fiscal 2013 is an estimated $2.5 million of first lien term loan repayment relating to excess cash flows from fiscal 2012, as described in the “Liquidity and Capital Resources” section, above.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these loans range from 5.60% to 11.03%, as described in our consolidated financial statements.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)

Represents the estimated contribution to our defined benefit pension plan in the United Kingdom over the next 12 months. The amount of annual employer contributions required to fund the deficit is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In October 2010, the Company’s annual funding requirement to fund the pension deficit for the calendar year 2011 was determined to be $4.1 million (£2.5 million), with increases at an annual rate of 3% for calendar years 2012 and 2013. We expect to contribute $5.1 million (£3.1 million) in fiscal 2013 for current service and deficit funding. Future funding requirements after calendar year 2013 are highly dependent on the unfunded pension liability and the time period in which the deficit is amortized. As a result, liabilities arising from the remaining unfunded deficit in our defined benefit pension plan are not included in the above table. As of April 30, 2012, the projected benefit obligation of $213.4 million exceeded the fair value of the plan assets of $138.2 million, resulting in an unfunded liability of $75.2 million.
(5)	Represents payments under an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $10.7 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential settlement.

Obligations arising from R&D spending commitments under an agreement, dated October 10, 2002, among us, March Networks Corporation and the Government of Canada are not included in the above table. The agreement, as last amended on March 10, 2010, requires us to spend at least 3.5% of our annual revenues in R&D in Canada each year, and to make at least 50% of our total R&D expenditures in Canada each year, until an aggregate of C$366.5 million worth of R&D has been spent in Canada since April 1, 2006.

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations as, in many instances, purchase orders may represent authorizations to purchase rather than binding agreements.

Off-Balance Sheet Arrangements

We have the following significant off-balance sheet arrangements:

Letters of Credit

We had $1.1 million in letters of credit outstanding as of April 30, 2012 (April 30, 2011—$1.1 million).

Bid and Performance Related Bonds

We enter into bid and performance related bonds related to various customer contracts. Potential payments due under these may be related to our performance and/or our channel partners’ performance under the applicable contract. The total maximum potential amount of future payments we could be required to make under bid and performance related bonds, excluding letters of credit, was $1.0 million as of April 30, 2012 (April 30, 2011—$1.6 million). Historically, we have not made any payments and we do not anticipate that we will be required to make any material payments under these types of bonds.

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

Off-balance Sheet Lease Obligations

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At April 30, 2012, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet were $135.8 million (April 30, 2011—$158.8 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and as such actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our audited consolidated financial statements for fiscal 2012. The following critical accounting policies are those that we believe require a high level of subjectivity and judgment and have a material impact on our financial condition and operating performance: revenue recognition, sales-type leases and the lease recourse liability, allowance for doubtful accounts, goodwill valuation, special charges, deferred taxes, pension and post-retirement benefits, and the valuation of stock options.

Revenue Recognition

For products sold through our authorized channel partners, arrangements usually involve multiple elements, including post-contract technical support. We also sell products and installation and related maintenance and support services directly to customers. Due to the nature of our sales agreements, judgment is routinely applied in the area of unbundling of multiple-element arrangements using the relative selling price hierarchy. In particular, to determine the relative selling price of each element in a multiple-element arrangement, we first determine whether Vendor Specific Objective Evidence (“VSOE”) of selling price exists for each element. Where VSOE of selling price does not exist for an element, we then look to third party evidence of selling price. However, third party evidence is not generally available as our product offerings differ from those of our competitors and competitor pricing is often not available. In such cases where VSOE and third party evidence cannot establish a selling price, we estimate the selling price for an element by determining the price at which we would transact if the products or services were to be sold on a standalone basis. In establishing the estimated selling price, management judgment is involved and we consider a number of factors including, but not limited to, geographies, customer segments and pricing practices.

Sales-Type Leases

In a sales-type lease transaction, hardware revenues are recognized at the present value of the payments allocated to the equipment lease element at the time of system sale. The costs of systems installed under these sales-type leases are recorded as costs of sales. The net rental streams are sold to financial institutions on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the resale of net rental payments from such leases are recorded as net sales. We establish and maintain reserves against potential recourse following the sale of sales-type leases based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, netted in the current and long term components of “Net investments in sales-type leases” on the balance sheet, or, for off-balance sheet leases, recorded as a lease recourse liability and included in long term liabilities on our balance sheet.

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet was 4.9% of the ending aggregate lease portfolio as of April 30, 2012 compared to 5.3% at April 30, 2011. The reserve is based on a review past write-off experience and a review of the accounts receivable aging as of April 30, 2012. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of April 30, 2012 and April 30, 2011, the provision represented 4.0% and 5.5% of gross receivables, respectively. The decrease in reserve level at April 30, 2012 was due primarily to an increased likelihood of collection of certain receivables that were individually evaluated for impairment at April 30, 2011, as well as write-offs of accounts receivable in fiscal 2012 that were provided for at April 30, 2011.

Goodwill

We assess goodwill for impairment on an annual basis, or more frequently if circumstances warrant. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. At April 30, 2011, our reporting units for goodwill allocation purposes were based on geographic units: the U.S., Canada and CALA, EMEA and Asia Pacific. On May 1, 2011, as discussed in the “Significant events and recent developments” under the “Overview” section above, we reorganized our business into three business units. These business units became our operating segments and, in addition, our reporting units for goodwill impairment testing. As a result, we reallocated our total goodwill to each new business unit on a relative fair value basis. At May 1, 2011, our total goodwill of $134.5 million was allocated as follows: $98.8 million to our MCS segment, $33.8 million to our NetSolutions segment and $1.9 million to the now discontinued operations of DataNet. At April 30, 2012, the goodwill associated with DataNet is recorded as assets of component held for sale, non-current on our consolidated balance sheets.

Quoted stock market prices are not available for these individual reporting units. Accordingly, our methodology for estimating the fair value of each reporting unit primarily considers estimated future revenues and cash flows for those reporting units along with many other assumptions. Our valuation approach includes a detailed valuation analysis of both the Company as a whole and the reporting units.

In performing the annual goodwill impairment test we considered three generally accepted approaches for valuing a business: the income, market and cost approaches. Based on the nature of our business and the reporting units’ current and expected financial performance, we determined that the market approach was the most appropriate methods for estimating the fair value of the U.S. reporting unit under the first step of the analysis. For the market approach, we analyzed the valuation indicators that our market capitalization implies, including enterprise value to EBITDA. Consideration of these factors inherently involves a significant amount of judgment, and significant changes in the underlying assumptions used may result in fluctuations in the value of goodwill that is supported.

The result of the most recent annual impairment test, performed in the fourth quarter of fiscal 2012, resulted in no impairment charge. The fair value of each reporting unit exceeded its carrying value. The fiscal 2011 and fiscal 2010 annual impairment tests, performed on a geographic unit basis, also resulted in no impairment charge.

Erosion in capital markets, material reductions in our expected cash flow forecasts, significant reductions in our market capitalization or a significant decline in economic conditions, in addition to changes to the underlying assumptions used in our valuation approach described above, could all lead to future impairment in goodwill.

Special Charges

We record restructuring, exit and other loss accruals when the liability has been incurred. These charges relate primarily to workforce reductions and lease termination obligations Estimates used to establish lease termination obligations have been reduced for sublease income that we believe is probable. Because we are required to project sublease income for many years into the future, management used considerable judgment in determining certain estimates relating to the timing, availability and amount of sublease income that we expect to receive

As of April 30, 2012, the liability relating to lease termination obligations was $9.2 million, with $5.0 million recorded as current (April 30, 2011 – total of $7.0 million, with $3.9 million recorded as current). This estimate will change as a result of actual results, the passage of time and changes in assumptions regarding vacancy, market rate, and operating costs.

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

In fiscal 2012, we updated our assessment of the realizability of our deferred tax assets. Based primarily on stronger operating performance in fiscal 2012, we determined that it was more-likely-than-not that we would realize a benefit from an additional portion of our deferred tax assets in Canada. As a result, we relieved a valuation allowance of approximately $35.4 million, primarily relating to the deferred tax assets in Canada. At April 30, 2012, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there continues to be a valuation allowance of $35.8 million against deferred tax assets primarily in the United Kingdom (April 30, 2011 – valuation allowance of $71.2 million against deferred tax assets in Canada and the United Kingdom).

In fiscal 2011, we updated our assessment of the realizability of our deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the previous 36 months and forecasted income (excluding non-recurring items), we determined that the weight of the evidence indicated that it was now more-likely-than-not that we would realize a benefit from a significant portion of our deferred tax assets in Canada. As a result, we relieved a valuation allowance of approximately $87.2 million, primarily relating to the deferred tax assets in Canada.

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

In fiscal 2012, our pension liability increased by $13.8 million to $75.2 million from $61.4 million at April 30, 2011. This increase was primarily due to the actual return on our plan assets being below our expected return, in addition to an increase in the benefit obligation as a result of a decrease in the discount rate to 4.90% from 5.30% due to macro economic conditions.

In fiscal 2011, our pension liability decreased by $6.7 million to $61.4 million from $68.1 million at April 30, 2010. This decrease was the result of our funding contributions and actual return on plan assets being higher than the expected return, partially offset by a strengthening of the British pound sterling against the U.S. dollar. We did not make any significant changes in our actuarial assumptions in fiscal 2011.

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. We have estimated the volatility of our common shares using the historical volatility of comparable public companies. We determine the comparable public companies based on a number of factors including similarity to us with respect to industry, business model, stage of growth and financial risk. The selection of comparable public companies requires significant management judgment and a change in the volatility assumption could significantly affect the determination of stock-based compensation expense. We expect to continue to use the historical volatility of comparable companies until our historical volatility as a publicly-traded company is sufficiently established to measure expected volatility for option grants.

Based on these assumptions, stock-based compensation expense reduced our results of operations by $4.8 million for the year ended April 30, 2012 (year ended April 30, 2011—$4.7 million, 2010—$3.3 million).

As of April 30, 2012, there was approximately $8.5 million of unrecognized stock-based compensation expense related to non-vested stock option awards (April 30, 2011—$10.4 million). We expect these awards to be recognized over a weighted average period of 2.5 years (April 30, 2011—3.1 years).

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in Fiscal 2012

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-14 to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance in the Software—Revenue Recognition Subtopic of the FASB ASC.

In October 2009, the FASB also issued ASU 2009-13 to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU provides amendments to the criteria in the Revenue Recognition—Multiple-Element Arrangements Subtopic of the FASB ASC. The ASU allows the establishment of the relative value of deliverables using management estimates of selling price when VSOE and third party evidence cannot be obtained.

This new accounting guidance became applicable for us beginning with the first quarter of fiscal 2012. We prospectively adopted this guidance for transactions that were entered into, or materially modified, on or after May 1, 2011. This guidance did not generally change the units of accounting for our revenue transactions, as most of our products and services qualified as separate units of accounting under the previous guidance.

For transactions entered into or materially modified on or after the beginning of the first quarter of fiscal 2012, we allocate the total arrangement consideration to each separable deliverable of an arrangement based upon the relative selling price of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. The relative selling price is determined using VSOE when available. In the event that VSOE of selling price cannot be established, we attempt to determine the selling price for the deliverables using third party evidence. Third party evidence can be determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally, our product offerings differ from those of our competitors and comparable pricing is often not available. If we are unable to establish selling price using VSOE or third party evidence, we use estimated selling price for the allocation of arrangement fees. The estimated selling price for a deliverable is determined as the price at which we would transact if the products or services were to be sold on a standalone basis, and involves management estimates.

If the transactions entered into or materially modified on or after May 1, 2011 were subject to previous accounting guidance, the change to total revenues and deferred revenues would be insignificant to the consolidated financial statements for the year ended April 30, 2012.

Fair Value Measurement

In May 2011, the FASB issued ASU 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). We adopted this ASU in the fourth quarter of fiscal 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements to be Adopted in Fiscal 2013

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that comprehensive income must be presented in a single continuous statement with net income, or in a separate, but consecutive, statement. We are required to adopt this ASU in the first quarter of fiscal 2013. We expect to report a separate, but consecutive, statement of comprehensive income in the first quarter of fiscal 2013.

Goodwill Impairment Tests

In September 2011, the FASB issued ASU 2011-08 to reduce the cost and complexity of goodwill impairment tests by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. We are required to adopt this ASU for annual and interim goodwill impairment tests performed, beginning in fiscal 2013. We do not expect the adoption to have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in our future earnings due to adverse changes in financial markets. We are exposed to market risk from changes in our common share price, foreign exchange rates and interest rates. Inflation has not had a significant impact on our results of operations.

Foreign Currency Risk

We are exposed to currency rate fluctuations related primarily to our future net cash flows from operations in Canadian dollars, British pounds sterling and Euros. When possible, we use foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables, payables and intercompany balances. These contracts are not entered into for speculative purposes, and are not treated as hedges for accounting purposes. Foreign currency contracts are recorded at fair market value. The fair value of our foreign currency forward contracts is sensitive to changes in foreign currency exchange rates. As of April 30, 2012, a 5.0% appreciation in the U.S. dollar against all currencies would have resulted in an additional unrealized gain of $0.2 million on those foreign currency forward contracts. As at April 30, 2011, a 5.0% depreciation in the U.S. dollar against all currencies would have resulted in an additional unrealized loss of $0.4 million on those foreign currency forward contracts.

Interest Rate Risk

In accordance with our corporate policy, cash equivalent and short-term investment balances are primarily comprised of high-grade commercial paper and money market instruments with original maturity dates of less than three months. Due to the short-term maturity of these investments, we are not subject to significant interest rate risk.

We are exposed to interest rate risk on our $30.0 million revolving credit facility, which currently bears interest at a rate of LIBOR plus 3.25% and expires in August 2012. If the entire revolving credit facility were utilized, each adverse change in the LIBOR rate of 1.0% would currently result in an additional $0.3 million in interest expense per year. At April 30, 2012, no amount was outstanding under the revolving facility.

We are exposed to interest rate risk on the $176.2 million liability outstanding on April 30, 2012 under our first lien term loan which matures on August 16, 2014 and bears interest at a rate of LIBOR plus 3.25% and the $129.9 million liability outstanding on April 30, 2012 under our second lien term loan which matures on August 16, 2015 and bears interest at a rate of LIBOR plus 7.0%.

The impact of each adverse change in the LIBOR rate of 1.0% on the first lien term loan and the second lien term loan, in aggregate, would result in an additional $3.1 million in interest expense per year.

The interest rates on our obligations under capital leases are fixed and therefore not subject to interest rate risk.

Credit Risk

Our financial assets that are exposed to credit risk consist primarily of cash equivalents, accounts receivable, other receivables and our sales-type lease receivables. In addition, we are exposed to credit risk through our recourse obligations on sold sales-type leases. Cash equivalents are invested in government and commercial paper with investment grade credit rating. We are exposed to normal credit risk from customers. However, we have a large number of diverse customers to minimize concentrations of credit risk.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Chartered Accountants	53

Consolidated Balance Sheets—As of April 30, 2012 and April 30, 2011	55

Consolidated Statements of Operations—Years ended April 30, 2012, April 30, 2011 and April 30, 2010	56

Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss)—Years ended April 30, 2012, April 30, 2011 and April 30, 2010	57

Consolidated Statements of Cash Flows—Years ended April 30, 2012, April 30, 2011 and April 30, 2010	58

Notes to the Consolidated Financial Statements	59

Schedule II of the Consolidated Financial Statements	90

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the accompanying consolidated balance sheets of Mitel Networks Corporation and subsidiaries (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficiency) and comprehensive income (loss) and cash flows for each of the three years in the period ended April 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mitel Networks Corporation and subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 18, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

June 18, 2012

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the internal control over financial reporting of Mitel Networks Corporation and subsidiaries (the “Company”) as of April 30, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2012 of the Company and our report dated June 18, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

June 18, 2012

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

	April 30, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$78.7	$73.9
Accounts receivable (net of allowance for doubtful accounts of $5.4 and $7.3, respectively)	129.0	124.7
Sales-type lease receivables (net) (note 4)	16.9	20.0
Inventories (net) (note 5)	28.3	26.1
Deferred tax asset (note 23)	12.9	5.9
Other current assets (note 6)	33.8	37.1
Assets of component held for sale, current (note 3)	3.4	3.8

	303.0	291.5
Non-current portion of sales-type lease receivables (net) (note 4)	23.6	30.1
Deferred tax asset (note 23)	117.4	91.1
Property and equipment (net) (note 7)	21.5	15.7
Identifiable intangible assets (net) (note 8)	78.5	100.6
Goodwill (note 9)	132.6	132.6
Other non-current assets	8.7	8.7
Assets of component held for sale, non-current (note 3)	1.9	1.9

	$687.2	$672.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$104.3	$107.0
Current portion of deferred revenue	33.3	40.0
Current portion of long-term debt (note 12)	4.6	16.4

	142.2	163.4
Long-term debt (note 12)	307.2	306.9
Lease recourse liability (note 4)	5.7	7.1
Long-term portion of deferred revenue	12.1	13.2
Deferred tax liability (note 23)	35.9	50.5
Pension liability (note 24)	75.2	61.4
Other non-current liabilities	19.1	20.2

	597.4	622.7

Commitments, guarantees and contingencies (notes 13 and 14)
Shareholders’ equity:
Common shares, without par value—unlimited shares authorized, issued and outstanding: 53.6 at April 30, 2012 and 53.1 at April 30, 2011 (note 15)	809.4	805.5
Preferred shares—unlimited shares authorized, nil issued and outstanding (note 16)	—	—
Warrants (note 17)	55.6	55.6
Additional paid-in capital	13.7	10.8
Accumulated deficit	(692.0)	(741.8)
Accumulated other comprehensive loss	(96.9)	(80.6)

	89.8	49.5

	$687.2	$672.2

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

	Year Ended April 30, 2012	Year Ended April 30, 2011	Year Ended April 30, 2010
Revenues	$611.8	$589.3	$599.1
Cost of revenues	282.4	281.9	288.6

Gross margin	329.4	307.4	310.5

Expenses:
Selling, general and administrative	222.9	212.8	203.6
Research and development	58.6	61.3	57.6
Special charges and restructuring costs (note 19)	17.1	15.5	5.2
Loss (gain) on litigation settlement	1.5	1.0	(5.5)

	300.1	290.6	260.9

Operating income from continuing operations	29.3	16.8	49.6
Interest expense	(18.8)	(20.0)	(29.8)
Debt retirement costs, including write-off of related deferred financing costs	—	(0.6)	(1.0)
Fair value adjustment on derivative instruments (note 20)	—	1.0	7.4
Other income (expense), net	(0.7)	0.8	0.9

Income (loss) from continuing operations, before income taxes	9.8	(2.0)	27.1
Current income tax recovery (expense) (note 23)	(8.4)	(8.0)	(3.6)
Deferred income tax recovery (expense) (note 23)	47.8	96.4	12.6

Net income from continuing operations	49.2	86.4	36.1
Net income from discontinued operations (note 3)	0.6	1.7	1.1

Net income	$49.8	$88.1	$37.2

Net income (loss) per common share—Basic (note 18):
Net income (loss) per share from continuing operations	$0.92	$1.63	$(7.37)
Net income per share from discontinued operations	$0.01	$0.03	$0.07
Net income (loss) per share	$0.93	$1.66	$(7.30)
Net income (loss) per common share—Diluted (note 18):
Net income (loss) per share from continuing operations	$0.88	$1.54	$(7.37)
Net income per share from discontinued operations	$0.01	$0.03	$0.07
Net income (loss) per share	$0.89	$1.57	$(7.30)
Weighted-average number of common shares outstanding:
Basic	53.5	52.9	14.7
Diluted	56.0	56.0	14.7

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY) AND COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

	Common Shares			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficiency)
	Number	Amount	Warrants
Balance at April 30, 2009	14.3	$277.8	$56.6	$4.4	$(728.0)	$(40.9)	$(430.1)

Adoption of ASC Derivatives and Hedging Topic	—	—	(1.0)	—	1.0	—	—

Balance at May 1, 2009	14.3	$277.8	$55.6	$4.4	$(727.0)	$(40.9)	$(430.1)

Net income	—	—	—	—	37.2	—	37.2
Unrealized derivative gain on cash flow hedges	—	—	—	—	4.4	—	4.4
Pension liability adjustments	—	—	—	—	—	(48.0)	(48.0)
Foreign currency translation adjustments	—	—	—	—	—	(2.2)	(2.2)

Comprehensive income (loss)	—	—	—	—	41.6	(50.2)	(8.6)
Exercise of stock options	0.1	0.1	—	—	—	—	0.1
Share purchase loan repayments	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	—	—	3.3	—	—	3.3
Issuance of common shares through public offering	10.5	137.0	—	—	—	—	137.0
Costs associated with public offering	—	(6.3)	—	—	—	—	(6.3)
Accretion of interest on redeemable preferred shares	—	—	—	—	(48.3)	—	(48.3)
Amended conversion of redeemable preferred shares	—	96.2	—	—	(96.2)	—	—
Conversion of redeemable preferred shares	27.9	297.8	—	—	—	—	297.8

Balance at April 30, 2010	52.8	$802.8	$55.6	$7.7	$(829.9)	$(91.1)	$(54.9)

Net income	—	—	—	—	88.1	—	88.1
Pension liability adjustments	—	—	—	—	—	12.9	12.9
Foreign currency translation adjustments	—	—	—	—	—	(2.4)	(2.4)

Comprehensive income	—	—	—	—	88.1	10.5	98.6
Exercise of stock options	0.3	2.7	—	(1.4)	—	—	1.3
Stock-based compensation	—	—	—	4.5	—	—	4.5

Balance at April 30, 2011	53.1	$805.5	$55.6	$10.8	$(741.8)	$(80.6)	$49.5

Net income	—	—	—	—	49.8	—	49.8
Pension liability adjustments	—	—	—	—	—	(13.9)	(13.9)
Recognition of foreign currency translation on closure of facility	—	—	—	—	—	(2.0)	(2.0)
Foreign currency translation adjustments	—	—	—	—	—	(0.4)	(0.4)

Comprehensive income (loss)	—	—	—	—	49.8	(16.3)	33.5
Exercise of stock options	0.5	3.9	—	(2.1)	—	—	1.8
Stock-based compensation	—	—	—	5.0	—	—	5.0

Balance at April 30, 2012	53.6	$809.4	$55.6	$13.7	$(692.0)	$(96.9)	$89.8

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

	Year Ended April 30, 2012	Year Ended April 30, 2011	Year Ended April 30, 2010
CASH PROVIDED BY (USED IN)
Operating activities:
Net income	$49.8	$88.1	$37.2
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	33.4	34.0	34.4
Fair value adjustment on derivative instruments	—	(1.0)	(7.4)
Accretion of interest on litigation settlement obligation	0.2	0.6	0.9
Stock-based compensation	4.8	4.7	3.3
Deferred income taxes	(47.8)	(96.4)	(11.2)
Loss on disposal of assets	—	—	0.9
Investment impairment	—	—	0.9
Non-cash portion of debt retirement costs, including write-off of related deferred financing costs	—	0.2	0.8
Unrealized foreign exchange loss	—	—	1.6
Non-cash movements in provisions	(6.6)	(4.4)	(6.1)
Change in non-cash operating assets and liabilities, net (note 21)	1.2	6.7	(20.9)

Net cash provided by operating activities	35.0	32.5	34.4

Investing activities:
Additions to property and equipment and intangible assets	(13.6)	(6.2)	(7.1)
Decrease in restricted cash	0.8	0.9	1.2
Net realized foreign exchange gain on hedging activities	—	—	(0.6)

Net cash used in investing activities	(12.8)	(5.3)	(6.5)

Financing activities:
Net decrease in bank indebtedness	—	—	(30.1)
Repayment of capital lease liabilities	(2.2)	(2.0)	(2.5)
Repayment of long-term debt	(12.5)	(27.0)	(74.1)
Payment of litigation settlement obligation	(3.7)	(3.7)	(3.7)
Proceeds from issuance of common shares	1.8	1.3	137.0
Share issue costs	—	—	(6.3)
Proceeds from repayments of employee share purchase loans	—	—	0.2

Net cash provided by (used in) financing activities	(16.6)	(31.4)	20.5

Effect of exchange rate changes on cash and cash equivalents	(0.8)	1.5	(0.2)

Increase (decrease) in cash and cash equivalents	4.8	(2.7)	48.2
Cash and cash equivalents, beginning of year	73.9	76.6	28.4

Cash and cash equivalents, end of year	$78.7	$73.9	$76.6

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in U.S. dollars, millions, except per share amounts)

1. BACKGROUND AND NATURE OF OPERATIONS

Mitel Networks Corporation (“Mitel” or the “Company”) is a global provider of business communications and collaboration software and services. Through direct and indirect channels as well as strategic technology partnerships, the Company serves a wide range of industry vertical markets, including education, government, healthcare, hospitality and retail in the United States (“U.S.”), Europe, Middle East and Africa, Canada, Caribbean and Latin America, and Asia-Pacific regions.

Operating Segments

In May 2011, the Company announced a reorganization of its business. Since the first quarter of fiscal 2012, the Company’s chief operating decision maker (the Chief Executive Officer) evaluates the performance of the Company and allocates resources based on three business units. As such, the Company’s operating segments have changed to reflect the reorganization and are as follows:

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

Reclassifications

In conjunction with the presentation of new operating segments, in the first quarter of fiscal 2012 the Company reviewed the statements of operations allocation of certain expenses. Based on the nature of the items, management concluded that certain non-material reclassifications were appropriate to improve the presentation of expenses. In addition, as described in note 3, certain amounts have been reclassified as discontinued operations. The following reclassifications were made to expenses to conform to the current year’s presentation.

	As previously reported	Presentation adjustments		Revised	Discontinued operations	Current presentation
Fiscal year ended April 30, 2011
Cost of revenues	$338.2	$(4.7	)(1)	$333.5	$(51.6)	$281.9
Selling, general and administrative	221.5	(2.5	)(2)	219.0	(6.2)	212.8
Research and development	54.1	7.2	(3)	61.3	—	61.3
Fiscal year ended April 30, 2010
Cost of revenues	$334.0	$(3.3	)(1)	$330.7	$(42.1)	$288.6
Selling, general and administrative	211.3	(2.6	)(2)	208.7	(5.1)	203.6
Research and development	51.7	5.9	(3)	57.6	—	57.6

(1)	Primarily relates to the reclassification of defined benefit pension costs to selling, general and administrative expense for plan members who are now inactive. The plan has been closed to new members since 2001.
(2)	Primarily relates to the reclassification of defined benefit costs from cost of revenues (as described in footnote (1)) offset by the reclassification of costs related to the product development process to research and development and the reclassification of amortization costs relating to preparing and defending patents to research and development.
(3)	Primarily relates to the reclassification of costs related to the product development process from selling, general and administrative expense (as described in footnote (2)) and the reclassification of patent amortization from selling, general and administrative (as described in footnote (2)).

Initial Public Offering and Related Transactions

In April 2010, in connection with the Company’s initial public offering (“IPO”), the Company sold 10.5 million common shares at the IPO price of $14.00 per share. The Company received net proceeds of $130.7 after payments for underwriting commissions of

$10.3 and other associated costs of $6.3. The proceeds were used to repay $30.0 outstanding under the revolving credit facility and to make a partial repayment of $72.0 on the first lien term loan, with the remainder used for general corporate purposes. Concurrently with the IPO, the Company’s Class 1 Preferred Shareholders converted their Class 1 Preferred Shares into common shares. The 0.3 million Class 1 Preferred Shares, with a value of $1,000 per share, plus accretion, were converted into 27.9 million common shares. Notes 15 and 16 contain further details on the Company’s share capital. Note 12 describes the Company’s credit agreements.

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

Estimates and assumptions are used for, but not limited to, the determination of the allowance for doubtful accounts, inventory allowances, special charges, contingencies, other accruals, lease recourse liability, warranty costs, sales returns, pension costs, taxes, goodwill and impairment assessments, purchase price allocation, estimated useful lives of intangible assets and equipment, asset valuations, the valuation of stock options, warrants and derivatives, and estimated selling prices for certain elements in multiple-element arrangements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined to be necessary. In the opinion of management, these Consolidated Financial Statements reflect all adjustments necessary to present fairly the results for the periods presented. Actual results and outcomes could differ from these estimates.

d) Foreign Currency Translation

The parent company’s functional currency is the U.S. dollar and the Consolidated Financial Statements of the Company are prepared with the U.S. dollar as the reporting currency. Assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while revenue and expense items are translated at the average exchange rate for the period. The resulting unrealized gains and losses have been included as part of the cumulative foreign currency translation adjustment which is reported as part of other comprehensive income.

Monetary assets and liabilities denominated in currencies foreign to the functional currency of each entity are translated into the functional currency using exchange rates in effect at the balance sheet date. All non-monetary assets and liabilities are translated at the exchange rates prevailing at the date the assets were acquired or the liabilities incurred. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses resulting from the translation of these accounts are included in the determination of net income for the period. During fiscal 2012, the Company recorded a foreign exchange loss of $1.5 (2011—$0.7; 2010—$0.3), which is included in other income (expense) on the consolidated statement of operations.

e) Revenue Recognition

In general, the Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, title and risk of loss have been transferred to the customer, the fee is fixed or determinable, and collection is reasonably assured. The Company recognizes service revenue when persuasive evidence of an arrangement exists, the service has been provided, the fee is fixed or determinable, and collection is reasonably assured.

Certain sales arrangements include a contractual acceptance provision that specifies certain acceptance criteria and the period in which a product must be accepted. An assessment of whether or not these acceptance criteria will be met is made by referring to prior experience in successfully complying with customer specifications. In those cases where experience supports that acceptance will be met, title and risk of loss is considered transferred.

In the first quarter of fiscal 2012, the Company adopted Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14, as described in part u) of this note. As a result, for multiple-element arrangements entered into or materially modified in fiscal 2012, the Company allocates the total arrangement consideration to each separable element of an arrangement based upon the relative selling price of each element and revenue is recognized upon delivery or completion of each element. The relative selling price is determined using Vendor Specific Objective Evidence (“VSOE”) of selling price, when available. Where VSOE of selling price cannot be established, the Company attempts to determine the selling price for the deliverables using third party evidence. Generally, third party evidence is not available as the Company’s product offerings differ from those of its competitors and competitor pricing is often not available. In such cases where VSOE and third party evidence cannot establish a selling price, the Company estimates the selling price for an element by determining the price at which the Company would transact if the products or services were to be sold on a standalone basis. In establishing the estimated selling price, the Company considers a number of factors including, but not limited to, geographies, customer segments and pricing practices.

For multiple-element arrangements entered into in fiscal 2011 and prior periods, the Company recognized revenue based on industry specific software revenue recognition guidance. In accordance with this guidance, the Company unbundled the undelivered elements included in a multiple-element arrangement from the total fee for the arrangement based on VSOE of their fair value and the residual amount was allocated to the elements delivered. The total arrangement fee was allocated first to the undelivered elements, and the residual was recognized as revenue. The Company had been able to establish VSOE of fair value for its undelivered elements based on the volume and the pricing of the standalone sales for these elements within a narrow range.

Mitel Communication Solutions (“MCS”)

The MCS segment generates revenues primarily from the sale of enterprise IP telecommunications systems through channel partners and directly to enterprise customers.

The typical system includes a combination of IP phones, switches and software applications. The Company’s core software (“essential software”) is integrated with hardware and function together to deliver the essential functionality of the integrated system product. The Company also sells additional software (“non-essential software”) which provides increased features and functions, but is not essential to the overall functionality of the integrated system products. The initial purchase is generally a multiple-element arrangement, where the customer bundles together the hardware, essential software, non-essential software and an initial period of post-contract support. In addition, the initial purchase may include installation, training and up to five years of post-contractual support. After the initial purchase, if the enterprise customer increases end users and/or functionality, it may add more hardware, software, and related post-contractual support by purchasing them separately.

The Company generally recognizes revenue in the MCS segment as follows:

Hardware and Essential Software:

The Company generally recognizes hardware and essential software revenue when the product is shipped or upon product acceptance where the agreement contains product acceptance terms that are more than perfunctory. Where hardware and essential software is an element in a multiple-element arrangement, relative selling price is established using an estimated selling price.

Non-Essential Software:

The Company generally recognizes non-essential software revenue when delivery has occurred in accordance with the terms and conditions of the contract. Where non-essential software deliverables are an element in a multiple-element arrangement, relative selling price of all non-essential software as a group is established using an estimated selling price. The Company then recognizes revenue for the non-essential software deliverables using industry specific software revenue recognition guidance.

Installation and Training:

The Company recognizes revenue related to installation upon delivery of the service. Where installation is an element in a multiple-element arrangement, relative selling price is established using an estimated selling price.

Post-Contract Support:

Post-contract support consists primarily of maintenance revenue and software assurance revenue, which generate revenue under contracts that range from one to four years. For maintenance revenue, the Company provides various levels of support for installed systems for a fixed annual fee. For software assurance revenue, the Company provides software upgrades on a when and if available basis and software support for a fixed annual fee. Revenue from post contract support is recognized ratably over the contractual period.

Where post-contract support is an element in a multiple-element arrangement, relative selling price is established using VSOE of selling price based on volume and pricing of standalone sales within a narrow range. Where VSOE of selling price is not available, generally third-party evidence of selling price is also not available and the Company establishes an estimated selling price by determining the price at which the Company would transact if the service was to be sold on a standalone basis.

Sales to the Company’s resellers provide for 30-day return rights, and include a restocking fee. A reserve for estimated product returns based on historical experience is recorded as a reduction of sales at the time product revenue is recognized.

MCS – Sales-type leases

A significant portion of the Company’s direct sales of enterprise IP telecommunications systems is made through sales-type leases. In a sales-type lease transaction, hardware revenues are recognized at the present value of the payments allocated to the hardware lease element at the time of system sale. With respect to the software lease elements included in the sales-type lease, which are comprised of software and related post-contract support, prior to the Company establishing VSOE of fair value for these elements in fiscal 2009, revenues from the software elements were deferred and recognized over the period of support. Where the Company had established VSOE of fair value for the undelivered software elements, revenue for the delivered elements was recognized upon delivery, after deferring revenue for the undelivered elements. With the adoption of the new revenue recognition pronouncements as of May 1, 2011, as described in part u) of this note, the revenues from sales-type leases are allocated between hardware and software elements based on management’s best estimate of relative selling price.

The Company records the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. The Company records the lease sales at the time of system delivery and installation. The costs of systems installed under these sales-type leases are recorded as costs of sales. After the initial sale, the net rental streams are often sold to funding sources with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net revenues. The Company establishes and maintains reserves against potential recourse following the re-sales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the period represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of sales-type lease receivables on the consolidated balance sheets, or included in the lease recourse liability on the consolidated balance sheets for the estimated recourse liability for lease streams sold.

NetSolutions

The NetSolutions segment generates revenue primarily from providing voice and data telecommunication services in the United States. Revenue is recognized as services are provided.

Other

The Other segment generates revenue primarily from selling products and related services that complement the Company’s core unified communications offering. Product revenue is recognized when title transfers, generally at time of shipment and service revenue is recognized as services are provided.

f) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments that have terms to maturity of three months or less at the time of acquisition, and generally consist of cash on hand and marketable securities. Cash equivalents are carried at cost, which approximates their fair value. At April 30, 2012, the Company had cash of $50.2 (2011—$51.4) and cash equivalents of $28.5 (2011—$22.5).

g) Restricted Cash

Restricted cash represents cash provided to support letters of credit outstanding and to support certain of the Company’s credit facilities. Restricted cash is presented within other current assets on the consolidated balance sheets.

h) Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses that may result from the inability of its customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for sales-type leases, discussed in part e) of this note under MCS—Sales-type leases. Reserves are established and maintained against estimated losses based upon historical loss experience, past due accounts, and specific account analysis. The Company regularly reviews the level of allowances for doubtful accounts and adjusts the level of allowances as needed. Consideration is given to accounts in excess of 90 days old as well as other risks in the more current portion of the accounts.

i) Inventories

Inventories are valued at the lower of cost (calculated on a first-in, first-out basis) or net realizable value for finished goods, and current replacement cost for raw materials. The Company provides inventory allowances based on estimated excess and obsolete inventories.

j) Property and Equipment

Property and equipment are initially recorded at cost. Depreciation is provided on a straight-line basis over the anticipated useful lives of the assets. Estimated lives range from three to ten years for equipment. Amortization of leasehold improvements is computed using the shorter of the remaining lease terms or five years. The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the impairment, the Company compares projected and undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their carrying amounts. If projected undiscounted net cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on expected discounted cash flows. Changes in the estimates and assumptions used in assessing projected cash flows could materially affect the results of management’s evaluation.

Assets leased on terms that transfer substantially all of the benefits and risks of ownership to the Company are accounted for as capital leases, as though the asset had been purchased outright and a liability incurred. All other leases are accounted for as operating leases.

k) Goodwill and Identifiable Intangible Assets

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

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired in business combinations. The Company reviews the carrying value of goodwill on an annual basis in the fourth quarter. Goodwill is not amortized, but is subject to annual impairment tests, or more frequently if circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount. In assessing the impairment, the Company compares the fair value of the reporting unit, including goodwill, with its carrying amount. If the fair value exceeds the carrying amount of the reporting unit, no impairment charge is recorded. If the fair value is less than the carrying amount, the Company compares the implied fair value of the goodwill, determined as if a purchase had just occurred, to the carrying amount to determine the amount of impairment charge to be recorded. Changes in the estimates and assumptions used in assessing the projected cash flows could materially affect the results of management’s evaluation. The Company did not record any impairment in fiscal 2010, 2011 and 2012.

l) Derivative Financial Instruments

The Company uses foreign currency forward contracts to minimize the short-term impact of currency fluctuations, primarily on foreign currency receivables and payables. Derivative instruments that are not designated as accounting hedges are originally recorded at fair market value, with subsequent changes in fair value recorded in other income (expense) during the period of change. For derivative instruments that qualify for hedge accounting, and are designated as a cash flow hedge, gains or losses for the effective portion of the hedge are initially reported as a separate component of other comprehensive income (loss) and subsequently recorded in earnings when the hedged transaction occurs or when the hedge is no longer deemed effective. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss) in the period in which the changes occur. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company also utilizes non-derivative financial instruments including letters of credit and commitments to extend credit.

An embedded derivative also existed within the Class 1 convertible, redeemable Preferred Shares issued on August 16, 2007 since the holders of the Preferred Shares had the ability to receive cash equal to the value of shares into which the instrument would convert after seven years, if not previously converted. On conversion of the redeemable Preferred Shares concurrent with the IPO, as described in note 1, the derivative ceased to exist. It was marked to market until that time with changes in value recorded in the Consolidated Statements of Operations. Further details on the Company’s Class 1 Preferred Shares can be found in note 16.

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

The Company records certain tax liabilities or benefits based on the likely outcome of uncertain tax positions (“UTPs”) and record this amount as an expense or recovery during the year in which UTPs are identified. The Company also records interest and penalties associated with these UTPs. The Company classifies penalties and accrued interest related to income tax liabilities in income tax expense.

n) Research and Development

Research costs are charged to expense in the periods in which they are incurred. Software development costs are deferred and amortized when technological feasibility has been established, or otherwise are expensed as incurred. The Company has not deferred any software development costs during fiscal 2010, 2011 and 2012.

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

The discount rate assumption used reflects prevailing rates available on high-quality, fixed-income debt instruments. The rate of compensation increase is another significant assumption used for pension accounting and is determined by the Company, based upon its long-term plans for such increases. The assumption for long-term rate of return is based on the yield available on long-dated government and corporate bonds at the measurement date, with an allowance for equity outperformance of 3.30% (2011 – 3.50%; 2010 – 3.50%).

p) Stock-Based Compensation Plan

The Company has stock-based compensation plans for employees, as described in note 15. The Company grants stock options for a fixed number of shares with an exercise price at least equal to fair market value of the shares at the date of grant.

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

The assumptions used in the Black-Scholes option-pricing model are summarized as follows:

	April 30, 2012	April 30, 2011	April 30, 2010
Risk-free interest rate	1.37%	1.83%	2.30%
Dividends	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	80.0%
Annual forfeiture rate	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years
Weighted average fair value per option	$1.78	$3.15	$1.35

Based on these assumptions, stock-based compensation expense reduced the Company’s results of operations by $4.8 for the year ended April 30, 2012 (2011—$4.7; 2010 —$3.3).

As of April 30, 2012, there was $8.5 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2011—$10.4 million). The Company expects these to be recognized over a weighted average period of 2.5 years (April 30, 2011—3.1 years).

q) Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period, with net income (loss) adjusted for the impact of accreted interest on redeemable shares, where applicable. Because the holders of the Class 1 Preferred Shares were entitled to dividends on a basis equivalent to holders of common shares, the Company calculated basic net income (loss) per common share using the two-class method, for the period up until conversion of the Class 1 Preferred Shares to common shares, to determine income (loss) attributable to common shareholders and dividing it by the weighted-average common shares outstanding for the period. As described in note 1, in conjunction with the April 27, 2010 IPO, the Class 1 Preferred Shares were converted into common shares.

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

r) Other Comprehensive Income (Loss)

Other comprehensive income (loss) is recorded directly to a separate section of shareholders’ equity in accumulated other comprehensive loss and includes unrealized gains and losses excluded from the Consolidated Statements of Operations. These unrealized gains and losses consist of foreign currency translation adjustments, which are not adjusted for income taxes since they primarily relate to indefinite investments in non-Canadian subsidiaries, and changes in the unfunded status of the pension plan.

s) Advertising Costs

The cost of advertising is expensed as incurred, except for cooperative advertising obligations, which are expensed at the time the related sales are recognized and the advertising credits are earned. Cooperative advertising obligations are classified as a revenue reduction or cost of sale in accordance with the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Advertising costs are recorded in selling, general and administrative expenses. During fiscal 2012, the Company incurred $8.6 in advertising costs (2011—$10.0; 2010—$6.3), of which $3.4 related to cooperative advertising expenses (2011—$3.2; 2010—$1.7).

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

u) Recent Accounting Pronouncements Adopted in Fiscal 2012

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-14 to address concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance in the Software—Revenue Recognition Subtopic of the FASB ASC.

In October 2009, the FASB also issued ASU 2009-13 to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This ASU provides amendments to the criteria in the Revenue Recognition—Multiple-Element Arrangements Subtopic of the FASB ASC. The ASU allows the establishment of the relative value of deliverables using management estimates of selling price when VSOE and third party evidence cannot be obtained.

This new accounting guidance became applicable for the Company beginning with the first quarter of fiscal 2012. The Company prospectively adopted this guidance for transactions that were entered into, or materially modified, on or after May 1, 2011. This guidance did not generally change the units of accounting for the Company’s revenue transactions, as most of the Company’s products and services qualified as separate units of accounting under the previous guidance.

Many of the Company’s products have both software and non-software components that function together to deliver the essential functionality of the integrated system product. The Company analyzes all of its software and non-software products and services and considers the features and functionalities of the individual elements and the standalone sales of those individual components, among other factors, to determine which elements are essential or non-essential to the overall functionality of the integrated system product.

For transactions entered into or materially modified on or after the beginning of the first quarter of fiscal 2012, the Company allocates the total arrangement consideration to each separable deliverable of an arrangement based upon the relative selling price of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. The relative selling price is determined using VSOE when available. In the event that VSOE of selling price cannot be established, the Company attempts to determine the selling price for the deliverables using third party evidence. Third party evidence can be determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally, the Company’s product offerings differ from those of its competitors and comparable pricing is often not available. If the Company is unable to establish selling price using VSOE or third party evidence, the Company uses estimated selling price in its allocation of arrangement fees. The estimated selling price for a deliverable is determined as the price at which the Company would transact if the products or services were to be sold on a standalone basis, and involves management estimates.

For transactions entered into prior to the first quarter of fiscal 2012, the Company recognized revenue based on industry specific software revenue recognition guidance. In accordance with industry specific software revenue recognition guidance, the Company used the residual method to allocate arrangement consideration for multiple deliverable transactions where objective and reliable evidence of fair value of the delivered items could not be determined but could be determined for the undelivered items. The total arrangement fee was allocated first to the undelivered items, and the residual was recognized as revenue. The Company had been able to establish VSOE of fair value for its undelivered elements based on the volume and the pricing of the standalone sales for these products and services within a narrow range.

If the transactions entered into or materially modified on or after May 1, 2011 were subject to previous accounting guidance, the change to total revenues and deferred revenues would be insignificant to the consolidated financial statements for the year ended April 30, 2012. If arrangements entered into or materially modified in fiscal 2011 were subject to the new accounting guidance, the change to total revenues and deferred revenues would be insignificant to the consolidated financial statements for the year ended April 30, 2012.

Fair Value Measurement

In May 2011, the FASB issued ASU 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company adopted this ASU in the fourth quarter of fiscal 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

v) Recent Accounting Pronouncements to be Adopted in Fiscal 2013

Other Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that comprehensive income must be presented in a single continuous statement with net income, or in a separate, but consecutive, statement. The Company is required to adopt this ASU in the first quarter of fiscal 2013. The Company expects to report a separate, but consecutive, statement of comprehensive income in the first quarter of fiscal 2013.

Goodwill Impairment Tests

In September 2011, the FASB issued ASU 2011-08 to reduce the cost and complexity of goodwill impairment tests by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company is required to adopt this ASU for annual and interim goodwill impairment tests performed, beginning in fiscal 2013. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

3. ASSETS OF COMPONENT HELD FOR SALE AND DISCONTINUED OPERATIONS

In the third quarter of fiscal 2012, the Company began to actively market for sale its DataNet and CommSource business (“DataNet”), which distributes a wide variety of third party telephony and data products and related services. The business is available for sale in its present condition and it is anticipated that a sale will be completed in fiscal 2013. As a result, at April 30, 2012, the assets of DataNet have been classified and accounted for as held for sale on the consolidated balance sheets and the operating results have been reported on the consolidated statements of operation as discontinued operations. The assets of DataNet are measured at the lower of their carrying amount or fair value less cost to sell. The fair value of the assets or asset group is calculated based on information from initial negotiations. The liabilities of DataNet are not expected to be assumed by the purchaser and therefore have not been recorded as part of the component held for sale. The “Other” segment, as described in note 1, was previously labeled DataNet and consisted primarily of the operations of the DataNet business. Summarized financial information for DataNet is shown below.

	April 30, 2012	April 30, 2011
Assets held for sale
Accounts receivable	$2.3	$2.8
Inventories	1.1	1.0

Assets of component held for sale, current	3.4	3.8
Goodwill	1.9	1.9

Total assets of component held for sale	$5.3	$5.7

	Year Ended April 30, 2012	Year Ended April 30, 2011	Year Ended April 30, 2010
Operations
Revenues	$57.9	$60.4	$48.8

Income from discontinued operations, before taxes	1.1	2.6	1.6
Income tax expense	(0.5)	(0.9)	(0.5)

Net income from discontinued operations, net of tax	$0.6	$1.7	$1.1

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

	April 30, 2012				April 30, 2011
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$9.8	$(2.0)		$7.8	$12.3	$(2.9)		$9.4
Current portion of investment in sales-type leases	17.6	(0.7)		16.9	20.9	(0.9)		20.0
Non-current portion of investment in sales-type leases	24.6	(1.0)		23.6	31.4	(1.3)		30.1

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	52.0	(3.7)		48.3	64.6	(5.1)		59.5
Sold rental payments remaining unbilled	141.5	(5.7	)(1)	135.8	165.9	(7.1	)(1)	158.8

Total of sales-type leases unsold and sold	$193.5	$(9.4)		$184.1	$230.5	$(12.2)		$218.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For fiscal 2012, the Company sold $48.8 of rental payments and recorded gains on sale of those rental payments of $8.2 (2011—sold $63.0 and recorded gains of $10.0; 2010—sold $62.6 and recorded gains of $8.1). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included on the consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

At April 30, 2012, future minimum lease payments related to the sold rental streams remaining unbilled are: 2013—$56.3, 2014—$41.4, 2015—$26.6, 2016—$13.8, and 2017—$3.4.

At April 30, 2012, future minimum lease receipts due from customers related to the lease portfolio included in the April 30, 2012 consolidated balance sheet are: 2013—$17.6, 2014—$10.6, 2015—$7.7, 2016—$4.0 and 2017—$2.3.

Financing Receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as at April 30, 2012

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$4.3	$3.0	$2.5	$5.5	$9.8
Investment in sold and unsold sales-type lease receivables	156.0	25.1	2.6	27.7	183.7

Total gross sales-type leases	160.3	28.1	5.1	33.2	193.5
Allowance	(4.0)	(2.4)	(3.0)	(5.4)	(9.4)

Total net sales-type leases	$156.3	$25.7	$2.1	$27.8	$184.1

Aging Analysis as at April 30, 2011

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$5.3	$3.4	$3.6	$7.0	$12.3
Investment in sold and unsold sales-type lease receivables	181.0	33.5	3.7	37.2	218.2

Total gross sales-type leases	186.3	36.9	7.3	44.2	230.5
Allowance	(5.1)	(2.0)	(5.1)	(7.1)	(12.2)

Total net sales-type leases	$181.2	$34.9	$2.2	$37.1	$218.3

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

The following table shows the activity of the allowance for credit losses on sales-type leases during the years ended April 30, 2012 and April 30, 2011:

	Year ended April 30, 2012	Year ended April 30, 2011
Allowance for credit losses on sales-type leases, Opening	$(12.2)	$(14.8)
Write-offs	4.4	6.0
Recoveries	(0.3)	(0.1)
Provision	(1.3)	(3.3)

Allowance for credit losses on sales-type leases, Closing	$(9.4)	$(12.2)

Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$9.0	$9.2
Allowance against sales-type leases individually evaluated for impairment	(4.7)	(6.2)

Sales-type leases individually evaluated for impairment, net	$4.3	$3.0

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$184.5	$221.3
Allowance against sales-type leases collectively evaluated for impairment	(4.7)	(6.0)

Sales-type leases collectively evaluated for impairment, net	$179.8	$215.3

5. INVENTORIES

	April 30, 2012	April 30, 2011
Raw materials and work in process	$3.3	$2.7
Finished goods	29.7	29.2
Less: provision for obsolete inventory	(4.7)	(5.8)

	$28.3	$26.1

6. OTHER CURRENT ASSETS

	April 30, 2012	April 30, 2011
Prepaid expenses and deferred charges	$15.0	$15.0
Unbilled receivables	3.2	6.5
Due from related parties (note 11)	1.5	0.9
Other receivables	8.4	7.7
Service inventory	5.1	5.6
Restricted cash	0.6	1.4

	$33.8	$37.1

7. PROPERTY AND EQUIPMENT

	April 30, 2012			April 30, 2011
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Equipment	$70.7	$(49.2)	$21.5	$63.3	$(47.6)	$15.7

As of April 30, 2012, equipment included leased assets with cost of $8.0 (2011—$9.3) and net book value of approximately $5.5 (2011—$4.5). Depreciation expense recorded in fiscal 2012 amounted to $7.6 (2011—$8.7; 2010—$9.7).

2005 Sales-Leaseback Transaction

In August 2005, the Company entered into a sale-leaseback transaction on land and building in the U.K. A portion of the gain from the transaction was deferred over the 10 year term of the lease. The deferred and unamortized balance at April 30, 2012 was $1.9 (2011—$2.5).

8. IDENTIFIABLE INTANGIBLE ASSETS

	April 30, 2012			April 30, 2011
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$16.8	$(11.6)	$5.2	$14.5	$(9.5)	$5.0
Customer relationships	99.9	(59.0)	40.9	99.9	(46.5)	53.4
Developed technology	78.8	(46.4)	32.4	78.8	(36.6)	42.2

	$195.5	$(117.0)	$78.5	$193.2	$(92.6)	$100.6

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

Amortization of identifiable intangible assets in fiscal 2012 was $24.4 (2011—$24.1; 2010—$23.6). The estimated amortization expense related to intangible assets in existence as of April 30, 2012, over the next five fiscal years is as follows: 2013—$24.2, 2014—$23.9, 2015—$23.2, 2016—$6.9 and 2017—$0.3.

9. GOODWILL

	April 30, 2012	April 30, 2011
Gross amount	$417.1	$417.1
Accumulated impairment loss	(284.5)	(284.5)

Goodwill, net	$132.6	$132.6

The Company performs its impairment test of goodwill annually in the fourth quarter, as described in note 2.

In fiscal 2012, 2011 and 2010, the Company concluded that there was no impairment since the fair value determinations of the reporting units were found to exceed the carrying values.

In addition, goodwill of $1.9 related to the discontinued operations of DataNet is included in assets of component held for sale, non-current, as described in note 3.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30, 2012	April 30, 2011
Trade payables	$35.3	$31.5
Employee-related payables	15.4	11.6
Accrued liabilities	31.3	44.6
Restructuring, warranty and other provisions	7.4	9.1
Due to related parties (note 11)	0.9	0.2
Other payables	14.0	10.0

	$104.3	$107.0

11. RELATED PARTY TRANSACTIONS

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

BreconRidge Manufacturing Agreement

Throughout fiscal 2010, the Matthews Group had a significant interest in BreconRidge Manufacturing Solutions (“BreconRidge”), a significant supplier to Mitel. In May 2010, the Matthews Group and other BreconRidge shareholders sold their interest in BreconRidge to Sanmina-SCI (“Sanmina”). As a result, for fiscal 2011 and fiscal 2012, BreconRidge was no longer a related party to Mitel. During fiscal 2010, the Company purchased $47.3 of products and services and sold $0.4 of raw material inventory under a manufacturing supply agreement with BreconRidge.

Leased Properties

Up to the end of the second quarter of fiscal 2011, the Company leased its Ottawa-based headquarters facilities from the Matthews Group under a 10-year lease which was to expire in February 2011. During the third quarter of fiscal 2011, the Company negotiated a new lease with the Matthews Group under terms and conditions which management believes reflect current market rates. The new lease has a term of five years and three months, and can be renewed at the option of the Company for an additional five years. The new lease contains property reinstatement terms which have not been accrued at this time as the amount is not estimable. The new lease contains certain changes in the rental rate over the term of the lease. The changes in the rental rate have been recorded on a straight-line basis over the term of the lease. The total annual expense for base rent and operating costs under the lease is expected to be approximately $4.4 Canadian dollars.

During fiscal 2012, Mitel recorded lease payments for base rent and operating costs of $5.3 (2011—$8.5; 2010—$9.2). At April 30, 2012, balances payable relating to the current lease totaled nil (April 30, 2011—nil).

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

In addition to the financing agreement described above, the Company also purchased $0.1 of products and services from NCI for the year ended April 30, 2010.

Other

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. Sales to and purchases from this venture, arising in the normal course of the Company’s business, were $1.1 and $0.7, respectively, for the year ended April 30, 2012 (2011—$0.5 and $0.4, respectively; 2010—$0.2 and $0.2, respectively). At April 30, 2012, the balances receivable and payable as a result of these transactions were $0.4 and $0.1, respectively (2011—$0.2 and $0.1, respectively).

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.7 and $6.6, respectively, for the year ended April 30, 2012 (2011—$1.3 and $3.5, respectively; 2010—$1.1 and $2.1, respectively). Included in purchases for the year ended April 30, 2012 is $3.2 related to leasehold improvements and similar costs at the Ottawa-based headquarters facilities completed on the Company’s behalf by the Matthews Group (2011—nil; 2010—nil).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 10, respectively.

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

Interest of $0.2 was expensed during fiscal 2012 relating to the second lien debt held by an affiliate of the Francisco Group (2011—$1.2; 2010—$0.5).

12. LONG-TERM DEBT

	April 30, 2012		April 30, 2011
First lien revolving credit facility, interest at LIBOR plus 3.25%, maturing August 2012, secured by all Company assets	$—		$—
First lien term loan, interest at LIBOR plus 3.25%, seven year term maturing August 2014, secured by all Company assets	176.2		188.6
Second lien term loan, interest at LIBOR plus 7.00%, eight year term maturing August 2015, secured by all Company assets	129.9		129.8
Capital leases, at interest rates varying from 5.60% to 11.03%, maturity dates of up to four years, secured by the leased assets	5.5		4.6
Other	0.2		0.3

	311.8		323.3
Less: current portion	4.6	(1)	16.4	(1)

	$307.2		$306.9

(1)	Includes additional repayment based on excess cash flow, as described below, and current portion of capital lease liability.

In August 2007, the Company borrowed, from a syndicate of lenders, $300.0 under a seven-year first lien credit agreement and $130.0 under an eight-year second lien credit agreement. In addition, under the first lien credit agreement, the Company secured a five-year, $30.0 revolving credit facility. The credit agreements bear interest based on LIBOR and are fully secured by all of the Company’s assets. The average LIBOR paid in fiscal 2012 was 0.4% (2011—0.4%).

In April 2010, the Company used a portion of the proceeds from the IPO to repay the $30.0 outstanding balance on the revolving credit facility and used $72.0 of the proceeds to repay a portion of the first lien term loan.

In March 2011, the Company made an additional prepayment of $25.0, plus certain fees and expenses, against its outstanding debt under the first lien credit agreement. In connection with this prepayment, the maximum Leverage Ratio covenant (as defined below) under the first lien credit agreement was increased for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of fiscal 2014.

The first lien term loan requires an annual principal repayment based on a percentage of excess cash flow as defined in the first lien credit agreement, which is required within 100 days of the end of the fiscal year. In July 2011, the Company repaid $12.3 of principal on its first lien term loan primarily relating to the annual repayment of excess cash flow for fiscal 2011. The annual repayment for excess cash flows for fiscal 2012 is estimated to be approximately $2.5 and is included in the current portion of long-term debt.

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

Each of the credit agreements contains affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”), as specified in the first and second lien credit agreements, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, (f) limitations on the payment of dividends and (g) limitations on capital expenditures. The maximum Leverage ratio under the First Lien Credit Agreement was initially 7.10:1.00 and decreases quarterly to 2.00:1.00 in 2014. The March 2011 amendment resulted in an increase in the covenant for the fourth quarter of fiscal 2011 and for subsequent quarters up to and including the second quarter of 2014. The ratio for fiscal 2012 ranged from 4.10:1.00 to 3.60:1.00.

As at April 30, 2012, the Company was in compliance with all of the applicable covenants included in the current credit agreements.

In addition, as at April 30, 2012, the Company has a $1.6 (£1.0) unsecured facility in the U.K., under which $0.4 of letters of credit are outstanding at (April 30, 2011—$0.4).

Interest expense related to capital leases was $0.3 in fiscal 2012 (2011—$0.4; 2010—$0.5). Future minimum lease payments as of April 30, 2012 under capital leases total $5.8 of which $2.1, $1.7, $1.4 and $0.6 relate to fiscal years 2013 to 2016, respectively. Interest costs of $0.6 are included in the total future lease payments.

13. COMMITMENTS AND GUARANTEES

Operating Leases

The Company leases certain equipment and facilities under third party operating leases. The Company is also committed under a related party lease (see note 11). Rental expense and sub-lease income on operating leases were as follows:

	2012	2011	2010
Rental expense (1)
Arms-length	$10.6	$10.4	$17.3
Related party	4.8	6.7	6.6

Total	$15.4	$17.1	$23.9

Sub-lease income
Arms-length	$0.2	$1.2	$0.6
Related party	—	0.2	0.1

	$0.2	$1.4	$0.7

(1)	Presented net of amounts that have been provided for under restructuring provisions.

Future minimum operating lease payments are as follows:

	Future Lease Payments(1)
Fiscal year	Arms-length	Related Party(2)
2013	$13.7	$5.0
2014	9.6	4.5
2015	7.9	4.5
2016	7.1	3.8
2017	6.1	—
Thereafter	17.8	—

	$62.2	$17.8

(1)	Future lease payments are shown gross of the lease restructuring provision of $9.2, as described note 19.
(2)	As described in note 11

Guarantees

The Company has the following major types of guarantees that are subject to the accounting and disclosure requirements of the Guarantees Topic of the FASB ASC:

Product Warranties

The Company provides its customers with standard warranties on hardware and software for periods up to fifteen months. The following table details the changes in the warranty liability:

	April 30, 2012	April 30, 2011
Balance, beginning of year	$0.9	$1.6
Warranty costs incurred	(0.4)	(0.4)
Warranties issued	0.3	0.4
Change in estimated warranty costs	—	(0.7)

Balance, end of year	$0.8	$0.9

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

Bid and Performance Related Bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At April 30, 2012 and April 30, 2011, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was insignificant. At April 30, 2012, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $1.0 (2011—$1.6).

Letters of Credit

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. As of April 30, 2012 and April 30, 2011, there were no outstanding commitments to extend credit to third parties or financial guarantees outstanding other than letters of credit. Letters of credit amounted to $1.1 as of April 30, 2012 (April 30, 2011—$1.1). The estimated fair value of letters of credit, which is equal to the fees paid to obtain the obligations, was not significant as of April 30, 2012 and April 30, 2011.

14. CONTINGENCIES

In March 2007, the Company entered into a settlement agreement with a competitor regarding the competitor’s patent infringement claim. The settlement required Mitel to make payments totaling $19.7 over a five-year period ending in fiscal 2012. In addition, the agreement requires an additional payment based on the percentage of sales in excess of a cumulative threshold. As a result of exceeding this threshold during the five-year period, the Company has expensed an additional $0.5 (2011—$1.0) as litigation settlement expense in the consolidated statement of operations. In the fourth quarter of fiscal 2012, the agreement was automatically extended for a further two year period with additional payments required based on a percentage of sales. The Company expensed an additional $0.5 during the fourth quarter of fiscal 2012 relating to the extension and expects to make quarterly payments of approximately $0.5 per quarter over the remaining seven quarters of the agreement.

Prior to the acquisition of Inter-Tel in fiscal 2008, certain former independent distributors of products of a manufacturing company whose partial assets were purchased by Inter-Tel in 2000 brought suit against Inter-Tel asserting that it was liable for, among other things, breaches of the underlying dealer agreements between the plaintiffs and the seller. In April 2010, the Company negotiated a settlement with the plaintiffs in this suit, which included a cash payment to the plaintiffs. The difference between the initial provision and the settlement was recorded as a gain on litigation settlement in fiscal 2010.

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

15. COMMON SHARES

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

Beginning in September 2006, new stock options and other equity grants have been made under the 2006 Equity Incentive Plan which was approved by the shareholders of the Company and became effective on September 7, 2006. At April 30, 2012, there were no options outstanding that were granted under the 2001 Stock Option Plan.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “2006 plan”) permits grants of stock options, deferred share units, restricted stock units, performance share units and other stock-based awards. Under the 2006 plan, options are generally granted for a fixed number of shares with an exercise price at least equal to the fair market value of the shares at the date of grant. The Company’s Board of Directors has the discretion to amend general vesting provisions and the term of any option, subject to limits contained in the plan. Options granted up to March 5, 2010 vest 25% each year over a four year period on the anniversary date of the grant and expire in the fifth year. On March 5, 2010, the 2006 Equity Incentive Plan was amended such that options granted subsequent to March 5, 2010 vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant.

On March 5, 2010, the shareholders passed a resolution to amend the 2006 Equity Incentive Plan to fix the maximum number of common shares available for issuance under the 2006 Equity Incentive Plan and all other security-based compensation arrangements at 5.6 million common shares, subject to an annual increase of such maximum number of up to three percent of the then outstanding common shares of the Company. Common shares subject to outstanding awards under the 2006 plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan. In fiscal 2011 and fiscal 2012, the compensation committee approved an annual increase to the option pool of three percent, such that the total aggregate number of common shares that may be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Company at April 30, 2012 was 8.8 million.

The number of options to purchase common shares available for grant at April 30, 2012 was 2.1 million options (2011—1.6 million).

Inducement Options

In fiscal 2011, the Company granted 0.5 million inducement options upon the hiring of its new CEO in January, 2011. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan. These options vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant.

Modifications

In fiscal 2010, the Board of Directors approved the extension of the expiry date of certain options granted in calendar year 2005. The expiry date was extended by one year for 0.3 million options held by 918 employees such that the options would expire in calendar year 2011. The impact on the Company’s Consolidated Financial Statements was not material.

In addition, in fiscal 2010, the Company modified substantially all of the outstanding options so that the exercise price was $3.75 per share with exercise periods extending to 2015. As a result of this modification, the Company immediately recorded $0.4 of additional expense and is recording $0.7 of additional expense over the remaining vesting period of these options.

Summary

The following is a summary of the Company’s stock option activity under both stock option plans and related information:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Balance, beginning of year	5.8	$5.72	2.6	$4.02	2.1	$14.55
Granted	1.8	3.86	3.7	6.64	0.8	4.78
Exercised (1)	(0.5)	3.75	(0.3)	3.75	(0.1)	4.16
Forfeited	(0.2)	7.49	(0.1)	6.01	(0.1)	5.63
Expired	(0.5)	4.99	(0.1)	5.62	(0.1)	10.72

Balance, end of year	6.4	$5.34	5.8	$5.72	2.6	$4.02	(2)

Number of options exercisable	2.5	$5.45	1.7	$4.95	1.1	$4.23	(2)

(1)	The total intrinsic value of options exercised during the year ended April 30, 2012 was $0.3 (2011—$0.6 and 2010—$0.1).
(2)	Weighted average exercise prices are impacted by the modification in fiscal 2010, as described above.

The following table summarizes information about the Company’s stock options outstanding and exercisable at April 30, 2012:

April 30, 2012
Total outstanding				Total exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value(3)	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value(3)
$3.75	1.1	1.7 years	$1.1	0.7	1.4 years	$0.7
$4.00	1.5	6.2 years	1.1	0.3	6.2 years	0.2
$5.16 (1)	2.0	5.2 years	—	0.5	5.7 years	—
$8.79	1.2	5.2 years	—	0.5	5.2 years	—
Other(2)	0.6	5.8 years	0.5	0.5	5.8 years	0.4

	6.4		$2.7	2.5		$1.3

(1)

During fiscal 2011, the Company granted options to the new Chief Executive Officer to purchase 2.0 million common shares. Of the grant, 1.5 million options were subject to the regular vesting schedule of 1/16th each quarter, and have a seven year contractual life. The remaining 0.5 million options vest as follows: 12.5% of the options vest on the “trigger date” and the remainder vest monthly over an 18-month period following the trigger date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price of the Company’s common shares is equal to or greater than $16.80 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.

(2)	Other consists of all other remaining options outstanding. No individual tranche included in “Other” has more than 0.3 million options outstanding. The weighted average exercise price of all options included in Other was $5.80.
(3)	The aggregate intrinsic value of outstanding and exercisable stock options represents the amount by which the fair value of the common shares exceeds the exercise price of in-the-money options. The amount is based on the fair value of the shares at April 30, 2012, which is assumed to be the price that would have been received by the option holders had all stock option holders exercised and sold their options on April 30, 2012.

Additional information with respect to stock option activity is as follows:

	Fiscal 2012		Fiscal 2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Unvested, beginning of year:	4.1	$6.05	1.5	$4.17
Granted	1.8	3.86	3.7	6.64
Vested	(1.8)	5.42	(1.0)	5.54
Forfeited	(0.2)	7.49	(0.1)	6.01

Unvested, end of year:	3.9	$5.27	4.1	$6.05

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

The award is classified as a liability and re-measured to reflect changes in the market price of the common shares until settlement. For the year ended April 30, 2012, there were 0.05 million DSUs outstanding with a fair value of $0.2 recorded as a liability (2011—0.05 million DSUs and $0.2 recorded as a liability). The compensation expense recorded in fiscal 2012 to reflect the change in common share fair value was income of nil (2011—$0.2 income ; 2010—$0.4 expense).

16. PREFERRED SHARES

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

At April 30, 2012 and 2011, there was an unlimited number of preferred shares authorized, issuable in series. At April 30, 2012 and 2011 there were nil preferred shares outstanding.

Class 1 Preferred Shares

During fiscal 2010, the Company had Class 1 Preferred Shares outstanding that were converted into common shares in conjunction with the April 2010 IPO. The following table summarizes the activity of the Class 1 Preferred Shares for the year ended April 30, 2010:

April 30, 2010
Carrying value, beginning of year	$249.5
Accreted interest	48.3
Amended conversion feature	96.2
Converted to common shares, April 27, 2010	(394.0)

Carrying value, end of year	$—

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

17. WARRANTS

The following table outlines the carrying value of warrants outstanding as of April 30, 2012 and 2011:

	April 30, 2012	April 30, 2011
Warrants issued in connection with government funding (1)	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes (2)	10.5	10.5
Warrants issued in connection with Class 1 Preferred Shares (3)	6.0	6.0

	$55.6	$55.6

(1)	At April 30, 2012, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2011—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.
(2)	At April 30, 2012, there were 1.35 million warrants outstanding that were issued in connection with the issuance of the Senior Secured Convertible Notes (April 30, 2011—1.35 million). The warrants have an exercise price of $15.69 per share, are exercisable at any time at the option of the holder and expire in August 2012.
(3)	At April 30, 2012, there were 1.87 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares (April 30, 2011—1.83 million). The warrants have an exercise price of $15.91 per share, are exercisable at any time at the option of the holder and expire in August 2012.

18. EARNINGS (LOSS) PER SHARE (“EPS”)

The following table sets forth the computation of basic and diluted income (loss) per share:

	2012	2011	2010
Net income, as reported	$49.8	$88.1	$37.2
Accreted interest on the Class 1 Preferred Shares	—	—	(48.3)
Amended conversion of Class 1 Preferred Shares	—	—	(96.2)

Net income (loss) attributable to common shareholders	$49.8	$88.1	$(107.3)

Weighted average number of common shares outstanding—basic	53.5	52.9	14.7
Weighted average number of common shares outstanding—diluted	56.0	56.0	14.7

Income (loss) per common share—basic	$0.93	$1.66	$(7.30)
Income (loss) per common share—diluted	$0.89	$1.57	$(7.30)

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on the terms of the securities:

(Average number outstanding, in millions)	2012	2011	2010
Stock options	4.9	1.8	0.1
Warrants	3.2	3.2	3.6

As a result of the net losses attributable to common shareholders incurred during fiscal 2010, the following potentially dilutive securities have been excluded from the calculation of diluted loss per common share, because to do so would have been anti-dilutive:

(Average number outstanding, in millions)	2010
Stock options	2.4
Warrants	2.5
Convertible, redeemable preferred shares	0.3	(1)

(1)	The convertible, redeemable Preferred Shares were converted into common shares during April 2010

Additionally, for fiscal 2012, 0.5 million options (2011—0.5 million; 2010—nil), which could potentially dilute basic earnings per share in the future, were also excluded from the above table since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

19. SPECIAL CHARGES AND RESTRUCTURING COSTS

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

During fiscal 2012, the Company incurred a net charge of $3.4 related to the closure of a research and development facility in Ireland. The closure resulted in lease termination obligation and other charges of $2.2 and workforce reduction related charges of $3.2 primarily for the termination of approximately 50 people. In addition, as a result of the closure of this facility, $2.0 million of income was recorded, net against special charges and restructuring costs, related to currency translation adjustments that had previously been deferred through other comprehensive income. The remaining special charges and restructuring costs for fiscal 2012 consist of lease termination obligation and other charges of $7.6 and workforce reduction related charges of $6.1 for approximately 200 people. These costs were incurred primarily in the United States, the United Kingdom and Canada and were largely the result of the reorganization of the business announced in May 2011.

The workforce reduction liability of $1.5 and the current portion of the lease termination obligation liability of $5.0 are included in accounts payable and accrued liabilities, with the remaining balance included in other non-current liabilities.

The following table summarizes details of the Company’s special charges and related reserves during fiscal 2012, fiscal 2011 and fiscal 2010:

Description	Workforce Reduction	Lease Termination Obligation	Assets Written off	Total
Balance of provision as of April 30, 2009	$2.7	$8.1	$—	$10.8

Fiscal 2010:
Charges	2.5	1.4	1.2	5.1
Cash payments	(5.2)	(3.0)	—	(8.2)
Assets written off	—	—	(1.2)	(1.2)
Foreign currency impact	0.3	—	—	0.3

Balance of provision as of April 30, 2010	$0.3	$6.5	$—	$6.8
Fiscal 2011:
Charges	10.2	5.3	—	15.5
Cash payments	(6.8)	(5.0)	—	(11.8)
Foreign currency impact and other	0.5	0.2	—	0.7

Balance of provision as of April 30, 2011	$4.2	$7.0	$—	$11.2

Fiscal 2012:
Charges	9.3	7.8	—	17.1
Cash payments	(11.7)	(6.0)	—	(17.7)
Foreign currency impact and other	(0.3)	0.4	—	0.1

Balance of provision as of April 30, 2012	$1.5	$9.2	$—	$10.7

20. FAIR VALUE ADJUSTMENT ON DERIVATIVE INSTRUMENTS

The change in fair value of the Company’s derivative instruments that are required to be recorded as a liability is as follows:

	2012	2011	2010
Gain on change in fair value of Class 1 Preferred Shares (1)	$—	$—	$8.4
Gain (loss) on change in fair value of warrants with an exercise price denominated in Canadian dollars (2)	—	1.0	(1.0)

	$—	$1.0	$7.4

(1)	As described in note 16, the Class 1 Preferred Shares had a conversion option which was required to be recorded at fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations. The change in fair value of the derivative for the year ended April 30, 2010 was a decrease in the liability of $8.4 resulting in a corresponding gain to the consolidated statements of operations. As described in note 1, in connection with the April 2010 initial public offering, the Class 1 Preferred Shares were converted into common shares. At April 30, 2009, the fair value of the conversion option was determined using a lattice-binomial model with the following assumptions: five-year life, risk-free rate of 2.00%, common stock volatility of 85% and no dividends.
(2)	These warrants expired unexercised in April 2011.

21. SUPPLEMENTARY CASH FLOW INFORMATION

	2012	2011	2010
Change in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$7.1	$15.7	$(10.0)
Inventories	(1.5)	2.5	4.7
Other current assets (1)	(0.3)	4.4	12.5
Other non-current assets	(0.9)	0.2	—
Accounts payable and accrued liabilities (2)	2.0	(16.9)	(10.3)
Deferred revenue	(4.7)	(2.6)	(10.7)
Other non-current liabilities (2)	(1.2)	2.5	(5.3)
Change in pension liability	0.7	0.9	(1.8)

	$1.2	$6.7	$(20.9)

Interest payments	$17.1	$18.6	$27.6
Income tax payments	$9.8	$7.0	$1.4
Disclosure of non-cash activities during the period:
Accretion of interest on Redeemable Common and Preferred Shares	$—	$—	$48.3
Amended conversion of Class 1 Preferred Shares	$—	$—	$(96.2)
Conversion of Class 1 Preferred Shares	$—	$—	$(297.8)
Property and equipment additions financed through capital lease	$2.7	$2.5	$0.5

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.
(2)	Included in accounts payable and accrued liabilities and in other non-current liabilities on the consolidated balance sheets is the litigation settlement obligation, the change in which is presented separately on the consolidated statements of cash flows.

22. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the segments and allocates resources based on information provided by the Company’s internal management system. The primary financial measure of performance used by the CEO is the segment income, which includes segment revenues less cost of sales and related selling, general and administrative costs and research and development costs. The Company does not allocate certain corporate selling, general and administrative expenses, amortization of acquisition related intangible assets, stock-based compensation expense and special charges and restructuring costs to its segments as management does not use this information to measure the performance of the operating segments. These unallocated expenses are included in corporate and unallocated costs in the reconciliation of operating results. In addition, total asset information by segment is not presented because the CEO does not use such segmented measures to allocate resources and assess performance. Inter-segment sales are based on fair market values and are eliminated on consolidation. With the exception of segment income defined above, the accounting policies of reported segments are the same as those described in the summary of significant accounting policies.

In May 2011, the Company announced a reorganization of its business. Since the first quarter of fiscal 2012, the Company’s chief operating decision maker (the Chief Executive Officer) evaluates the performance of the Company and allocates resources based on three business units. As such, the Company’s operating segments were changed to reflect the reorganization. The Company’s segmented disclosure is now based on the following three business units, as described in note 1: Mitel Communications Solutions (“MCS”), NetSolutions and Other. Prior to the third quarter of fiscal 2012, the Other segment was labeled “DataNet” and consisted primarily of the operations of DataNet, which are now recorded as discontinued operations, as described in note 3. As the operations of DataNet are considered discontinued operations, they have been excluded from all periods presented below.

Business segments

Financial information by operating segment for fiscal years 2012, 2011 and 2010 is summarized below.

	Fiscal year ended April 30, 2012
	MCS	NetSolutions	Other	Total
Revenues	$514.7	$81.0	$16.1	$611.8

Segment income	112.3	18.6	3.1	134.0

Corporate and unallocated:
SG&A				(86.1)
Special charges				(17.1)
Litigation settlement				(1.5)

Operating income				$29.3

	Fiscal year ended April 30, 2011
	MCS	NetSolutions	Other	Total
Revenues	$491.0	$78.8	$19.5	$589.3

Segment income	91.0	19.4	3.8	114.2

Corporate and unallocated:
SG&A				(80.9)
Special charges				(15.5)
Litigation settlement				(1.0)

Operating income				$16.8

	Fiscal year ended April 30, 2010
	MCS	NetSolutions	Other	Total
Revenues	$506.3	$75.6	$17.2	$599.1

Segment income	101.0	16.8	3.7	121.5

Corporate and unallocated:
SG&A				(72.2)
Special charges				(5.2)
Litigation settlement				5.5

Operating income				$49.6

Long-lived asset information by segment is as follows:

	April 30, 2012			April 30, 2011
	Property and Equipment	Goodwill	Identifiable Intangible Assets	Property and Equipment	Goodwill	Identifiable Intangible Assets
MCS	$21.4	$98.8	$70.3	$15.7	$98.8	$89.9
NetSolutions	0.1	33.8	8.2	—	33.8	10.7
Other	—	—	—	—	—	—

	$21.5	$132.6	$78.5	$15.7	$132.6	$100.6

Geographic Information

Revenues from external customers are attributed to the following countries based on location of the customers:

	2012	2011	2010
United States	$380.7	$372.4	$383.2
United Kingdom	119.3	108.6	110.3
Canada	37.8	34.4	32.2
Other foreign countries	74.0	73.9	73.4

	$611.8	$589.3	$599.1

Concentrations

The Company sells its products and services to a broad set of enterprises ranging from large, multinational enterprises, to small and mid-sized enterprises, government agencies, health care organizations and schools. Management believes that the Company is exposed to minimal concentration risk since the majority of its business is conducted with companies in numerous diverse industries. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for its accounts receivable. In some cases, the Company will require payment in advance or security in the form of letters of credit or third-party guarantees. No single customer accounted for more than 10 percent of the Company’s revenue for the periods ended April 30, 2012, April 30, 2011 and April 30, 2010.

Two independent suppliers manufacture a significant portion of the Company’s products. The Company is not obligated to purchase products from these specific suppliers in any specific quantity, except as the Company outlines in forecasts or orders for products required to be manufactured by these companies. The Company’s supply agreements with these suppliers results in a concentration that, if suddenly eliminated, could have an adverse effect on the Company’s operations. While the Company believes that alternative sources of supply would be available, disruption of its primary sources of supply could create a temporary, adverse effect on product shipments.

23. INCOME TAXES

Details of income taxes are as follows:

	2012	2011	2010
Income (loss) before income taxes:
Canadian	$21.5	$(17.5)	$32.5
Foreign	(11.7)	15.5	(5.4)

	$9.8	$(2.0)	$27.1

Current income tax recovery (expense):
Canadian	$0.2	$(5.3)	$—
Foreign	(8.6)	(2.7)	(3.6)

	$(8.4)	$(8.0)	$(3.6)

Deferred income tax recovery (expense):
Canadian	$34.0	$89.0	$—
Foreign	13.8	7.4	12.6

	$47.8	$96.4	$12.6

The income tax recovery (expense) reported differs from the amount computed by applying the Canadian rates to the income (loss) before income taxes. The reasons for these differences and their tax effects are as follows:

	2012	2011	2010
Expected tax rate	27.6%	29.8%	32.7%

Expected tax benefit (expense)	$(2.7)	$0.6	$(8.9)
Foreign tax rate differences	(2.3)	0.7	0.9
Tax effect of temporary differences and losses not recognized	—	—	10.4
Use of losses not previously recognized	(0.9)	(0.1)	3.4
Release of valuation allowance on deferred tax assets	35.4	87.2	—
Permanent differences	(1.4)	(2.1)	1.9
Tax credits and other adjustments	11.3	2.1	1.3

Income tax recovery	$39.4	$88.4	$9.0

The tax effect of components of the deferred tax assets and liabilities are as follows:

	April 30, 2012	April 30, 2011
Assets:
Net operating loss and credit carry-forwards	$98.7	$101.5
Allowance for doubtful accounts	1.7	2.4
Inventories	1.7	1.6
Restructuring and other	12.5	13.7
Pension liability	19.8	17.3
Revenue recognition	7.3	9.7
Lease obligations, share issuance costs and long-term debt	2.0	3.4
Intangibles	79.0	71.1

Total deferred tax assets	222.7	220.7

Lease obligations	(24.0)	(31.4)
Acquisition intangibles	(65.1)	(65.1)
Property and equipment	(3.4)	(6.5)

Total deferred tax liabilities	(92.5)	(103.0)

Total gross deferred tax assets net of total deferred tax liabilities	130.2	117.7
Valuation allowance	(35.8)	(71.2)

Net deferred tax assets (liabilities)	$94.4	$46.5

In fiscal 2012, the Company updated its assessment of the realizability of its deferred tax assets. Based primarily on stronger operating performance in fiscal 2012, the Company determined that it was more-likely-than-not that the Company would realize a benefit from an additional portion of its deferred tax assets in Canada. As a result, a valuation allowance of approximately $35.4 million was relieved, primarily relating to the deferred tax assets in Canada. At April 30, 2012, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there continues to be a valuation allowance of $35.8 million against deferred tax assets primarily in the United Kingdom (April 30, 2011 – valuation allowance of $71.2 million against deferred tax assets in Canada and the United Kingdom). Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

In fiscal 2011, the Company updated its assessment of the realizability of its deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the last thirty six months and forecasted income, the Company determined that the weight of the evidence indicated that it was more likely than not that the Company will realize a benefit from a portion of its deferred tax assets in Canada and relieved approximately $87.2 of valuation allowance. During fiscal 2011, the Company completed a reorganization of certain subsidiaries that increased the deferred tax assets recorded. The increase was due to an increase in tax basis for intangible assets in certain jurisdictions which more than offset reduced tax loss carryforwards in certain other jurisdictions.

At April 30, 2010, the Company assessed the realizability of its deferred tax assets and determined that a substantial valuation allowance continued to be appropriate due to the uncertainty surrounding the Company’s ability to earn taxable income in certain jurisdictions and cumulative losses for the past thirty six months. For fiscal 2010, the net change in the valuation allowance resulted mainly from the changes within certain subsidiaries’ deferred tax asset balances related to book liabilities such as pension, restructuring reserves as well as utilization of net operating losses.

The Company and its subsidiaries had the following tax loss carryforwards and tax credits:

	April 30, 2012
Year of Expiry	Tax Losses	Tax Credits
2013	$—	$0.8
2016-2031	10.7	56.4
Indefinite	138.6	—

Total	$149.3	$57.2

These tax loss carry-forwards relate to operations in Canada, United States, France and Hong Kong. The United States has an annual restriction on the utilization of $2.3 of these losses related to a change in ownership in 2001.

Tax credit carry-forwards relate to the Canadian and United States operations amounting to $50.7 and $6.5, respectively. These credits consist primarily of investment tax credits that can be used to offset future Federal, provincial and state income taxes payable.

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

Uncertain Tax Positions

The following table reconciles the activity related to the Company’s unrecognized tax benefits, which are included in other non-current liabilities in the consolidated balance sheets:

	2012	2011
Opening balance	$11.9	$10.2
Increase related to current year tax positions	1.8	5.5
Decrease related to prior year tax positions	(0.1)	(0.7)
Reductions due to lapse in statute of limitations	(2.9)	(3.2)
Other	—	0.1

Closing balance	$10.7	$11.9

The amount of unrecognized tax benefits at April 30, 2012 that would affect the effective tax rate, if recognized, was approximately $8.2 (2011—$8.3).

The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense. As of April 30, 2012, the Company has a balance of $0.5 (2011—$0.9) for the potential payment of interest and penalties. During fiscal 2012, the Company expensed $0.2 (2011—$0.5, 2010—$0.4) for the potential payment of interest and penalties.

The Company expects that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next twelve months. The amount of tax and interest related to unrecognized tax benefits is expected to decrease by approximately $1.6. While the Company continues to pursue the settlement of its uncertain tax positions, it is unable to quantify the amounts that will be settled in the next 12 months.

The Company or its subsidiaries file income tax returns in Canada, the U.S., the U.K. and various other foreign jurisdictions. These tax returns are subject to examination by local taxing authorities. The following summarizes the open years by major jurisdiction: Canada 2007 to 2011 and for specific types of transactions from 2005 to 2011, the U.S. 2007 to 2011 and the U.K. 2006 to 2011.

At April 30, 2012, the Company is currently under audit in France for the years 2006 to 2009. The resolution of tax matters in this jurisdiction is not expected to be material to the Consolidated Financial Statements.

24. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan, which has been closed to new employees since 2001.

Defined Contribution Plans

The Company matches the contributions of participating employees to the defined contribution pension plans on the basis of the percentage specified in each plan. The costs of the defined contribution plans are expensed as incurred. In fiscal 2012, the Company made contributions to these plans of $3.7 (2011—$2.2; 2010—$2.1).

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

In fiscal 2012, changes in valuation assumptions, in particular a change in discount rate, produced an unfavorable impact on the Company’s defined benefit pension plan obligations for the year ended April 30, 2012. The accrued pension benefits increased to £131.5 from £116.5 as a result of these changes in assumptions. After the effects of foreign currency translation of British pounds sterling to U.S. dollars, the accrued pension benefits increased to $213.4 from $194.5.

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

The actuarial present value of the accrued pension benefits and the net assets available to provide for these benefits, at market value, were as follows:

	April 30, 2012	April 30, 2011
Change in accrued pension benefits:
Benefit obligation at beginning of year	$194.5	$173.4
Service cost	1.6	1.4
Interest cost	9.8	9.9
Plan participants’ contributions	0.6	0.6
Actuarial (gain) loss	14.0	(4.8)
Benefits paid	(2.0)	(2.2)
Foreign exchange	(5.1)	16.2

Benefit obligation at end of year	$213.4	$194.5

Change in plan assets:
Fair value of plan assets at beginning of year	$133.1	$105.3
Actual return on plan assets	5.3	13.7
Employer contributions	4.9	5.0
Employee contributions	0.6	0.6
Benefits paid	(2.0)	(2.2)
Foreign exchange	(3.7)	10.7

Fair value of plan assets at end of year	$138.2	$133.1

The following table provides information with respect to the Company’s projected benefit obligation and accumulated benefit obligation, both of which are in excess of plan assets:

	April 30, 2012	April 30, 2011	April 30, 2010
Projected benefit obligation	$213.4	$194.5	$173.4
Accumulated benefit obligation	189.2	173.1	155.6
Fair value of plan assets	138.2	133.1	105.3

The Company’s net periodic benefit cost was as follows:

	2012	2011	2010
Current service cost—defined benefit	$1.6	$1.4	$0.8
Interest cost	9.8	9.9	7.5
Expected return on plan assets	(8.4)	(8.1)	(6.1)
Recognized actuarial loss	1.9	2.7	0.3

Net periodic defined benefit cost	$4.9	$5.9	$2.5

The following assumptions were used to determine the periodic pension expense:

	April 30, 2012	April 30, 2011	April 30, 2010
Discount rate	5.30%	5.60%	7.30%
Compensation increase rate	3.30%	3.50%	3.00%
Investment returns assumption	6.50%	7.40%	7.30%
Inflation rate	3.20%	3.50%	3.00%

The following assumptions were used to determine the net present value of the accrued pension benefits:

	April 30, 2012	April 30, 2011	April 30, 2010
Discount rate	4.90%	5.30%	5.60%
Compensation increase rate	3.20%	3.30%	3.50%
Inflation rate	3.30%	3.30%	3.00%
Average remaining service life of employees	18 years	18 years	18 years

Estimated Future Benefit Payments

The table below reflects the total pension benefits expected to be paid in future years.

Benefit Payments
2013	$2.1
2014	2.2
2015	2.2
2016	2.3
2017	2.4
2018-2022	13.0

Contributions

The Company expects contributions from employees of $0.6 (£0.4) and employer contributions of $5.1 (£3.1) to the U.K. pension plan in fiscal 2013. The amount of annual employer contributions required to fund the pension deficit is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In October 2010, the Company’s annual requirement to fund the pension deficit for calendar year 2011 was determined to be $4.1 (£2.5), and increases at an annual rate of 3% for calendar years 2012 and 2013.

Plan Assets

The Company’s target allocation and actual pension plan asset allocation by asset category as of April 30, 2012 and April 30, 2011 are as follows:

	2012 Actual	2012 Target	2011 Actual	2011 Target
Equities	65%	80%	64%	64%
Bonds	30%	20%	32%	32%
Cash	5%	0%	4%	4%

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

The following table discloses the major category of fair value (as described in note 26):

	Fair Value Measurement at April 30, 2012
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Equities	$89.8	$—	$—	$89.8
Government securities	19.2	—	—	19.2
Corporate debt	—	21.7	—	21.7
Cash	7.5	—	—	7.5

	$116.5	$21.7	$—	$138.2

25. FOREIGN CURRENCY, CREDIT AND INTEREST RATE RISK

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

At April 30, 2012, the Company held forward option contracts to sell Australian dollars and Euros at a fixed rate on a notional amount of $16.1 U.S. dollars. As well, the Company held forward option contracts to buy British pounds sterling at a fixed rate on a total notional amount of $11.9 U.S. dollars. At April 30, 2012, the Company had a net unrealized gain on fair value adjustments on the outstanding forward contracts of less than $0.1.

At April 30, 2011, the Company held forward option contracts to sell Australian dollars at a fixed rate on a notional amount of $1.6 U.S. dollars. As well, the Company held forward option contracts to buy British pounds sterling and Canadian dollars at a fixed rate on a total notional amount of $8.6 U.S. dollars. At April 30, 2011, the Company had a net unrealized gain on fair value adjustments on the outstanding forward contracts of $0.1.

Credit risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash equivalents, restricted cash, accounts receivable, other receivables and sales-type lease receivables. Cash equivalents are invested in government and commercial paper with investment grade credit rating. The Company is exposed to normal credit risk from customers. However, the Company has a large number of diverse customers to minimize concentrations of credit risk. No customer represented more than 10% of accounts receivable at April 30, 2012 and April 30, 2011.

Interest rate risk

As described in note 12, the Company is exposed to interest rate risk primarily on its credit facilities which bear interest at LIBOR. As a result, the Company is exposed to changes in interest rates. The Company periodically reviews its exposure to interest rate risk and determines what actions, if any, should be taken to mitigate the risk.

In addition, the Company’s defined benefit plan, as described in note 24, is exposed to changes in interest rate risk through its investment in bonds and the discount rate assumption.

The Company is not exposed to any other significant interest rate risk due to the short-term maturity of its monetary assets and current liabilities. The Company’s sales-type lease receivables have fixed future cash flows and are therefore not exposed to significant interest rate risk.

26. FAIR VALUE MEASUREMENTS

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at April 30, 2012
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$28.5	$—	$28.5
Restricted cash	0.6	—	—	0.6
Forward contracts	—	0.2	—	0.2
Investment	—	—	1.0	1.0

	$0.6	$28.7	$1.0	$30.3

Liabilities
Forward contracts	$—	$0.2	$—	$0.2

	Fair Value Measurement at April 30, 2011
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$22.5	$—	$22.5
Restricted cash	1.4	—	—	1.4
Forward contracts	—	0.2	—	0.2
Investment	—	—	1.0	1.0

	$1.4	$22.7	$1.0	$25.1

Liabilities
Forward contracts	$—	$0.1	$—	$0.1

The Company’s financial instruments include cash and cash equivalents, restricted cash, bank indebtedness, accounts receivable, accounts payable, amounts due to (from) related parties, net investment in sales-type leases, long-term debt, derivative instruments and foreign exchange forward contracts. Due to the short-term maturity of cash and cash equivalents, restricted cash, accounts receivable, bank indebtedness, and accounts payable, the carrying value of these instruments is a reasonable estimate of their fair value. Foreign exchange contracts are carried at fair value and reflect the estimated amount that the Company would pay in an orderly transaction between market participants to settle all outstanding contracts at year-end. This fair value represents a point-in-time estimate that may not be relevant in predicting the Company’s future earnings or cash flows. At April 30, 2012, the fair value of the first lien term loan and second lien term loan was approximately 98.5% and 98.0%, respectively, of the principal balance outstanding.

The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2012:

	May 1, 2011	Net Realized/ Unrealized (Gains) Losses included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	April 30, 2012
		Earnings	Other
Assets
Investment	$1.0	$—	$—	$—	$—	$1.0

SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

AS OF APRIL 30, 2012

(in U.S. dollars, millions)

		Additions
Description	Balance, Beginning of Period(2)	Charged to expenses, net	Charged to other accounts(1)	Deductions	Balance, End of Period(2)
Fiscal 2010
Allowance for doubtful accounts, excluding amounts related to lease receivables	$13.2	$1.4	$(4.1)	$(2.7)	$7.8
Allowance for sales-type leases and lease recourse liability	$12.8	$4.3	$4.1	$(6.4)	$14.8
Inventory valuation allowance	$12.9	$(0.2)	$(0.2)	$(4.1)	$8.4
Fiscal 2011
Allowance for doubtful accounts, excluding amounts related to lease receivables	$7.8	$1.9	$—	$(5.3)	$4.4
Allowance for sales-type leases and lease recourse liability	$14.8	$3.4	$—	$(6.0)	$12.2
Inventory valuation allowance	$8.4	$1.6	$(1.7)	$(2.0)	$6.3
Fiscal 2012
Allowance for doubtful accounts, excluding amounts related to lease receivables	$4.4	$1.0	$—	$(2.0)	$3.4
Allowance for sales-type leases and lease recourse liability	$12.2	$1.6	$—	$(4.4)	$9.4
Inventory valuation allowance	$6.3	$1.0	$—	$(2.3)	$5.0

(1)	Charged to other accounts relates primarily to reclassifications between accounts.
(2)	Includes amounts related to the discontinued operations of DataNet.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the CEO and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of April 30, 2012. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC.

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

As of April 30, 2012, our management, including the CEO and CFO, completed their evaluation of the effectiveness of our internal control over financial reporting. This evaluation was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified no material weaknesses that existed in the design or operation of our internal control over financial reporting and concluded that our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of April 30, 2012 has been audited by Deloitte & Touche LLP, independent registered chartered accountants, as stated in their report which is included in Part II, Item 8 of this Report.

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2012, we migrated most of the business processes of our direct retail business in the United States to our primary Enterprise Resource Planning, or ERP, system. Management believes internal controls have been maintained during and subsequent to this migration and testing, which was completed during the fourth quarter of fiscal 2012, and has indicated that the controls in place as of April 30, 2012 are effective in preventing or detecting any material misstatements. This conclusion is based on management’s understanding and knowledge of the operation of the controls, is supported by sign-offs by the control owners of the effectiveness of their controls as at April 30, 2012, and our control testing performed during this last quarter. Otherwise, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Please see Item 11 “Executive Compensation” under the heading “Fiscal 2013 Compensation”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers as of June 8, 2012. Unless otherwise indicated below, the business address for each of our directors and executive officers is 350 Legget Drive, Ottawa, Ontario, Canada K2K 2W7.

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation
Dr. Terence H. Matthews Ottawa, Ontario, Canada	69	Chairman of the Board	February 16, 2001	Chairman of the Board, Mitel

Richard D. McBee Dallas, Texas, United States	49	President and Chief Executive Officer and Director	January 19, 2011	President and Chief Executive Officer, Mitel

Peter D. Charbonneau (1) Ottawa, Ontario, Canada	58	Lead Director, Chairman of the Audit Committee, Chairman of the Nominating & Governance Committee	February 16, 2001	General Partner, Skypoint Capital Corporation

Benjamin H. Ball San Francisco, California, United States	46	Director, Chairman of the Compensation Committee, Member of the Nominating & Governance Committee	October 23, 2007	Partner, Francisco Partners Management, LLC

Andrew J. Kowal (2) San Francisco, California, United States	35	Director, Member of the Nominating & Governance Committee	July 2, 2009	Partner, Francisco Partners Management, LLC

Jean-Paul Cossart Versailles, France	65	Director, Member of the Audit Committee, Member of the Nominating & Governance Committee	October 23, 2007	Associate Director, Infoteria sas of France

Donald W. Smith Ottawa, Ontario, Canada	64	Director	April 20, 2001	Retired Executive

Norman Stout Phoenix, Arizona, United States	54	Director, Member of Compensation Committee, Member of Nominating & Governance Committee	October 23, 2007	Partner, True North Venture Partners L.P. Chairman of the Board, EF Johnson Technologies, Inc.

John P. McHugh (3) Newcastle, California, United States	51	Director, Member of Compensation Committee, Member of Nominating & Governance Committee	March 12, 2010	Chief Marketing Officer, Brocade Communications

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation

Henry L. Perret Austin, Texas, United States	66	Director, Member of the Audit Committee, Member of the Nominating & Governance Committee	March 12, 2010	President and Chief Executive Officer, Capital Area Food Bank of Texas

Steven E. Spooner Ottawa, Ontario, Canada	54	Chief Financial Officer	June 20, 2003	Chief Financial Officer, Mitel

Graham Bevington Chepstow, Wales, United Kingdom	52	Executive Vice President Sales, Service, Marketing International	June 28, 2006	Executive Vice President Sales, Service, Marketing International, Mitel

Jon Brinton Peoria, Arizona, United States	47	General Manager Mitel Netsolutions, Inc.	May 1, 2011	General Manager, Mitel NetSolutions

Ryan Donovan Sioux Falls, North Dakota, United States	36	General Manager Mitel DataNet	May 1, 2011	General Manager, Mitel DataNet

Gwilym Funnell Coogee, NSW, Australia	40	Vice President and Managing Director, Asia-Pacific Region	March 12, 2009	Vice President and Managing Director, Asia-Pacific Region, Mitel

Philip Keenan Roswell, Georgia, United States	49	Executive Vice President Sales, Service, Marketing Americas	December 1, 2010	Executive Vice President Sales, Service, Marketing – Americas, Mitel

Ronald G. Wellard Ottawa, Ontario, Canada	54	Executive Vice-President, General Manager Mitel Communications Solutions	October 23, 2007	Executive Vice-President, General Manager, Mitel Communications Solutions

(1)	Mr. Charbonneau routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Charbonneau was a director of METConnex Inc., which filed a notice of intention to file for bankruptcy protection on September 28, 2006. Mr. Charbonneau resigned from the board of METConnex Inc. in June 2007. Mr. Charbonneau was a director of Trellia Networks Corporation, a portfolio company of Skypoint Telecom Fund II, which filed a proposal under the Canadian Bankruptcy and Insolvency Act that was accepted by the Courts in February, 2011.
(2)	Mr. Kowal routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Kowal has served as a director of MagnaChip Semiconductor LLC since September 2008. MagnaChip Semiconductor LLC filed for bankruptcy in June 2009.
(3)	Mr. McHugh took a position as Vice President and General Manager of the Enterprise Data Networking Product Unit for Nortel Networks in December, 2008. In January, 2009, Nortel Networks filed for Chapter 11 Bankruptcy protection in Canada, the United States and the United Kingdom.

Executive officers are appointed by the board of directors to serve, subject to the discretion of the board of directors, until their successors are appointed.

Dr. Terence H. Matthews is our founder, our Chairman and a shareholder. Dr. Matthews has been a member of our board of directors since February 16, 2001 and has been involved with us and previously with Mitel Corporation (re-named Zarlink Semiconductor Inc. and recently acquired by Microsemi Corporation), for over 20 years. In 1972, he co-founded Mitel Corporation and served as its President until 1985 when British Telecommunications plc bought a controlling interest in the company. In 2001, companies controlled by Dr. Matthews purchased a controlling interest in Mitel Corporation’s communications systems division and the “Mitel” trademarks to form Mitel. Between 1986 and 2000, Dr. Matthews founded Newbridge Networks Corporation and served as its Chief Executive Officer and Chairman. Dr. Matthews is also the founder and Chairman of Wesley Clover International Corporation, an investment group with offices in the United Kingdom and Canada with investments in a broad range of next-generation technology companies, real estate and hotels and resorts. In addition, Dr. Matthews is currently Chairman, or serves on the board of directors, of a number of high technology companies including CounterPath Corporation, TrueContext Corporation, Solace Systems and DragonWave Inc. Dr. Matthews resigned from the Board of March Networks Corporation, which was recently acquired by Infinova (Canada) Limited. He also resigned from Bridgewater Systems Inc. in August 2011, which is now a division of Amdocs Corporation. Dr. Matthews holds an honors degree in electronics from the University of Wales, Swansea and is a Fellow of the Institute of Electrical Engineers and of the Royal Academy of Engineering. He has been awarded honorary doctorates by several universities, including the University of Wales, Glamorgan and Swansea, and Carleton University in Ottawa. In 1994, he was appointed an Officer of the Order of the British Empire, and in the 2001 Queen’s Birthday Honours, he was awarded a Knighthood. In 2011, he was appointed Patron of the Cancer Stem Cell Research Institute at Cardiff University.

Richard D. McBee, who brings more than 20 years of experience in telecommunications to the Company, was appointed to the role of President and Chief Executive Officer in January 2011. Prior to joining the Company, Mr. McBee served as President of the Communications & Enterprise Group of Danaher Corporation. In this role, he was responsible for annual sales derived from carrier, enterprise, and SMB markets via both direct sales and channel partners. Mr. McBee joined Danaher in 2007 as President, Tektronix Communications, following the acquisition by Danaher of Tektronix. During his 15 years with Tektronix, he held a variety of positions including Senior Vice President and General Manager, Communications Business Unit; Senior Vice President of Worldwide Sales, Service and Marketing; and Vice President of Marketing & Strategic Initiatives. Mr. McBee holds a Master’s Degree in Business Administration from the Chapman School of Business and Economics and graduated from the United States Air Force Academy with a Bachelor of Science in 1986.

Peter D. Charbonneau is a General Partner at Skypoint Capital Corporation, an early-stage technology venture capital firm, a position he has held since January 2001. From June 2000 to December 2000, Mr. Charbonneau was an Executive Vice President of March Networks Corporation. Mr. Charbonneau was appointed to our board of directors on February 16, 2001. Prior to his involvement with March Networks Corporation, Mr. Charbonneau spent 13 years at Newbridge Networks Corporation acting in numerous capacities including as Chief Financial Officer, Executive Vice President, President and Chief Operating Officer and Vice Chairman. He also served as a member of Newbridge Networks Corporation’s board of directors between 1996 and 2000. Mr. Charbonneau currently serves on the board of directors of a number of other companies, the majority of which are technology companies, including CounterPath Corporation, Canadian Broadcasting Corporation, Teradici Corporation, and True Context Corporation. He resigned from the Board of March Networks Corporation, which was recently acquired by Infinova (Canada) Limited. Mr. Charbonneau holds a Bachelor of Science degree from the University of Ottawa and an MBA from University of Western Ontario. He has been a member of the Institute of Chartered Accountants of Ontario since 1979 and in June 2003 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Jean-Paul Cossart is an Associate Director of Infoteria sas of France, a company that provides technological coaching. He has held this position since 2004. Mr. Cossart was appointed to our board of directors on October 23, 2007. Prior to his involvement with Infoteria, Mr. Cossart was Vice President Strategy and Marketing of Cofratel sa since 2002, a company that provides PBX and LAN integration for the enterprise market and was a subsidiary of France Telecom. Mr. Cossart also held several positions at Alcatel sa. Mr. Cossart’s experience has spanned carrier, corporate and consumer markets; telephony, data/internet and broadcast services; and international development, global sales and marketing. Mr. Cossart currently serves on the board of directors of DragonWave Inc. He was also a member of the executive committee of the French chapter of the Institute of Directors, United Kingdom. Mr. Cossart holds an Electronic Engineering degree from Supélec (Ecole Supérieure d’Electricité).

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

Donald W. Smith joined us in April 2001 as Chief Executive Officer and a member of our board of directors. He retired from his position as Chief Executive Officer in January 2011 but remains on our board of directors. Mr. Smith has more than 30 years of experience in the communications technology industry, including over six years at Mitel Corporation (re-named Zarlink Semiconductor Inc. and recently acquired by Microsemi Corporation) which he joined in 1979 as a Product Manager and left in 1986, after over four years at the Executive Vice President level. He later founded and became President and Chief Executive Officer of Cambrian Systems Corporation, which was acquired by Nortel Networks Corporation. While with Nortel, Mr. Smith became Vice President and General Manager of OPTera Solutions, a division of Nortel and in January 2000, Mr. Smith was promoted to President of Optical Internet, Nortel. Mr. Smith holds a Bachelor of Science degree in Engineering from Imperial College, London University.

Norman Stout was appointed to our board of directors on October 23, 2007. Mr. Stout is a partner with True North Venture Partners L.P. since November 2011. Prior to joining True North, he was the chairman of Hypercom Corporation since December 2007. He had been a director of Hypercom Corporation since April 2003. Mr. Stout is also Chairman of the Board for EF Johnson Technologies, Inc., a company developing and selling secure land mobile systems and subscriber radios. He was also interim Chief Executive Officer for EF Johnson Technologies, Inc., from August 2010 until November 2010. He previously held the position of director and Chief Executive Officer of Inter-Tel from February 2006 to June 2008. He began his tenure at Inter-Tel in 1994 as a director. Four years later, he joined Inter-Tel as Executive Vice President, Chief Administrative Officer and President of Inter-Tel Software and Services. Prior to joining Inter-Tel, Mr. Stout was Chief Operating Officer of Oldcastle Architectural Products and since 1996, Mr. Stout also had served as President of Oldcastle Architectural West. Mr. Stout held previous positions as President of Superlite Block; Chief Financial Officer and Chief Executive Officer (successively) of Boorhem-Fields, Inc. of Dallas, Texas; and as a Certified Public Accountant with Coopers & Lybrand. Mr. Stout holds a Bachelor of Business Administration degree in Accounting from Texas A&M and an MBA from the University of Texas.

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

Henry L. Perret was appointed to our board of directors on March 12, 2010. Mr. Perret is the President and Chief Executive Officer of the Capital Area Food Bank of Texas and also serves on its Board of Directors. Previously, he was employed by Zarlink Semiconductor (now Microsemi Corporation), where he was Senior Vice President and General Manager of the Communication Products Group. Prior to joining Zarlink, Mr. Perret was President and Chief Executive Officer for Legerity, Inc., a communications company, from November 2003 to August 2007. From September 2001 to November 2003, he was the Chief Financial Officer for Legerity. Prior to joining Legerity, Mr. Perret was the Chief Financial Officer for Actel Corporation. Mr. Perret has also had financial roles at Applied Materials, Inc., National Semiconductor Corporation, Raytheon Semiconductor and General Electric Company. Mr. Perret holds a Bachelor of Science Degree in Business Administration with a concentration in Accounting from San Jose State University.

Steven E. Spooner joined us in June 2003 as Chief Financial Officer. Mr. Spooner has more than 25 years of financial, administrative and operational experience with companies in the high technology and telecommunications sectors. Between April 2002 and June 2003, he was an independent management consultant for various technology companies. From February 2000 to March 2002, Mr. Spooner was President and Chief Executive Officer of Stream Intelligent Networks Corp., a competitive access provider and supplier of point-to-point high speed managed bandwidth. From February 1995 to February 2000, Mr. Spooner served as Vice President and Chief Financial Officer of CrossKeys Systems Corporation, a publicly traded company between 1997 and 2001. Prior to that, Mr. Spooner was Vice President Finance and Corporate Controller of SHL Systemhouse Inc., also a publicly traded company. He held progressively senior financial management responsibilities at Digital Equipment of Canada Ltd. from 1984 to 1990 and at Wang Canada Ltd. from 1990 to 1992. Mr. Spooner is an honours Commerce graduate of Carleton University. He is a member of the Institute of Chartered Accountants of Ontario and in 2011 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession. Mr. Spooner also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Graham Bevington was appointed our Executive Vice President, Sales Service, Marketing International in May 2011 and was previously our Vice President and Managing Director of the Europe, Middle East and Africa Region since February 2001. Between January 2000 and February 2001, Mr. Bevington held the same position for Mitel Corporation (re-named Zarlink Semiconductor Inc. and recently acquired by Microsemi Corporation). From 1997 until December 1999, he was Managing Director at DeTeWe Limited. From 1986 until 1997, Mr. Bevington was Sales Director at Shipton DeTeWe Limited.

Jon Brinton was appointed General Manager, Mitel Netsolutions, our networks services division in May 2011. Mr. Brinton joined the Company in 1999 through the acquisition of his own corporation, Network Services Agency, Inc. by Inter-Tel Technologies, Inc. (now known as Mitel Technologies, Inc.) Through the years, Mr. Brinton has held various positions within the Company including: Vice President of Networks Services, and President of Mitel NetSolutions, Inc. Mr. Brinton holds a Bachelor of Science degree from Grand Canyon University.

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

Gwilym R. Funnell joined Mitel in May 2002 as General Manager for South Pacific Region. Since May 2008, Mr. Funnell has held a role in marketing for the Asia Pacific region and in November 2008 was appointed Vice President and Managing Director, Asia Pacific Region. Prior to that he was the General Manager for March Networks Corporation from August 2001. Between 1990 and 2000 Mr. Funnell held progressively senior positions with Newbridge Networks Corporation and its affiliated companies. Following the acquisition of Newbridge by Alcatel-Lucent S.A., he held the position of Director of Solutions Marketing for Asia Pacific for the Carrier Internetworking Division. Mr. Funnell has over 20 years of experience in the information technology and telecommunications industry and holds a Bachelor of Engineering Honours degree from University of Manchester Institute of Science and Technology.

Philip Keenan joined Mitel in August 2010 as Director, Partner Business U.S.A. Mr. Keenan was appointed Executive Vice President, Sales, Service, Marketing Americas in May 2011. Prior to joining the Company, Mr. Keenan was a Vice President at Nortel Networks, Inc. from 2008 and held various Senior Vice President positions at Polycom, Inc. from 2001 to 2008. Mr. Keenan has a Bachelor of Science degree in Mining Geology from Cardiff University, Wales, U.K.

Ronald G. Wellard joined us in December 2003 as Vice President, R&D, then held the position of Executive Vice-President of Product Development and Operations. In May, 2011, Mr. Wellard was appointed Executive Vice-President and General Manager, Mitel Communications Solutions. Prior to July 2003, Mr. Wellard was a Vice President at Nortel Networks Corporation and held the position of Product Development Director for Meridian Norstar from 1994 to 1999. Mr. Wellard has a Bachelor of Applied Science, Systems Design Engineering degree from the University of Waterloo.

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

All members of the audit committee have experience reviewing financial statements and dealing with related accounting and auditing issues. Each current member of the audit committee has the following relevant education and experience:

•

Peter Charbonneau is a General Partner in Skypoint Capital Corporation, an early-stage technology venture capital firm. He previously served as the chief financial officer and chief operating officer of Newbridge Networks Corporation. Mr. Charbonneau currently chairs the audit committee for each of TrueContext Corporation and Canadian Broadcasting Corporation. He is a member of the audit committee for Teradici Corporation, Jennerex, Inc. and CounterPath Corporation. Mr. Charbonneau has also served as a director and audit committee member at other companies, including Telus Corporation, March Networks Corporation, BreconRidge and Cambrian Systems, Inc. From 1977 to 1986, he worked as an accountant at Deloitte & Touche LLP (as it is now known). Mr. Charbonneau holds a Bachelor of Science degree from the University of Ottawa, an MBA from the University of Western Ontario and is a Fellow of the Institute of Chartered Accountants of Ontario.

•

Jean-Paul Cossart is an Associate Director of Infoteria sas of France, a company that provides technological coaching. Prior to his involvement with Infoteria, Mr. Cossart was Vice President Strategy and Marketing of Cofratel sa, a former subsidiary of France Telecom that provides PBX and LAN integration for the enterprise market. Mr. Cossart also held several positions at Alcatel sa and currently serves on the board of directors of DragonWave Inc. He was also a member of the executive committee of the French chapter of the Institute of Directors, United Kingdom. Mr. Cossart holds an Electronic Engineering degree from Supélec (Ecole Supérieure d’Electricité).

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

In addition to making compensation recommendations to the board, the committee administers our 2006 Equity Incentive Plan and may periodically recommend the adoption of other incentive compensation plans. During the fiscal year, the committee also administered our 2001 Stock Option Plan which terminated on December 10, 2011. The committee also conducts annual reviews of our succession plan, reviews our policies regarding loans to directors and senior officers and monitors and maintains our insider trading policy. To fulfill its mandate, the committee is empowered to retain legal, accounting, financial and other professionals. It is also entitled to full access to our books and records and may require our directors, officers and employees to provide information deemed necessary, by the committee to fulfill its mandate.

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s compensation committee during the fiscal year ended April 30, 2012. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

Respectfully submitted,

Compensation Committee

Benjamin Ball, Chair

John McHugh

Norman Stout

Compensation Discussion & Analysis

Director Compensation

Except as noted below, all directors receive the annual service retainers and fees for attending meetings set forth below:

Annual service on the board of directors (other than Chair)	$25,000
Annual service as Chair of the board of directors	$100,000
Annual service as member of the audit committee (other than Chair)	$10,000
Annual service as Chair of the audit committee	$15,000
Annual service as a member of other standing committees	$7,500
Meeting fees (varies depending on whether in person, by phone and by Committee)	$500 – $2,000
Annual service on the board of directors (all non-employee directors)	10,000 stock options
Initial grant for new directors	5,000 stock options

Richard McBee, who is also our CEO does not receive annual service retainers or fees for serving as a director. Donald Smith, our former CEO, does not receive annual service retainers or fees for serving as a director.

Each director may elect to receive up to $20,000 of the above retainers and fees as cash. The remaining balance is to be received in the form of stock options. As of December 22, 2011, the number of stock options granted to directors was the amount of fees owed divided by the Black-Scholes value of a stock option on the day of grant.

In order to place a limit on the number of options to which a Director is entitled, the number of stock options granted for service to the board of directors was changed by Board approval on December 23, 2011. Effective on this date, when the closing price of the Company’s shares on Nasdaq on the date of grant is above $4.00 per share, the methodology of calculation for the number of stock options to be granted will continue to be the amount of fees owed divided by the Black-Scholes value of a stock option on the day of grant. However, when the closing price of the Company’s shares on Nasdaq on the date of grant is $4.00 per share or less, each Director will be granted the lesser of:

1)	The amount of fees owed divided by $1.82, which is the approximate Black-Scholes value of a stock option granted when the Company’s stock price is $4.00; or

2)	The amounts of fees owed divided by the Black-Scholes value of a stock option on the day of grant.

The stock options have been granted pursuant to the 2006 Equity Incentive Plan. There were 145,114 options exercised by directors during the fiscal year ended April 30, 2012.

The Compensation Committee is currently reviewing directors’ compensation for our fiscal year 2013 and following years and has retained Radford (an AON Consulting Company), or Radford, for assistance to ensure that our directors compensation packages remains competitive within our industry. See Item 11 “Executive Compensation” under the heading “Compensation Discussion & Analysis – Executive Officer Compensation – Fiscal 2013 Compensation”.

A director is reimbursed for any out-of-pocket expenses incurred in connection with attending board or committee meetings.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its directors, nor has any director received any financial assistance from the Company or any subsidiary.

The following table sets forth a summary of compensation earned during the fiscal year ended April 30, 2012 to our non-executive directors:

Name	Fees earned ($)	Share- based awards ($)	Option- based awards ($)	Option- based awards ($)	Non- equity incentive plan awards ($)	Pension value ($)	All other compensation ($)	Total ($)
Benjamin H. Ball (1)	—	—	—	74,400	—	—	—	74,400
Peter D. Charbonneau	20,000	—	—	63,400	—	—	—	83,400
Jean-Paul Cossart (2)	20,000	—	—	58,400	—	—	—	78,400
Andrew J. Kowal (1)	—	—	—	59,900	—	—	—	59,900
Terence H. Matthews	—	—	—	125,150	—	—	—	125,150
John McHugh	—	—	—	70,900	—	—	—	70,900
Henry L. Perret	—	—	—	78,400	—	—	—	78,400
Norman Stout	—	—	—	71,900	—	—	—	71,900
Donald W. Smith (3)	—	—	—	—	—	—	—	—

(1)	Stock options granted in connection with Mr. Ball and Mr. Kowal acting as directors of the Company were granted to Francisco Partners Management, LLC of which Mr. Ball and Mr. Kowal are partners.
(2)	Stock options granted in connection with Mr. Cossart acting as a director of the Company were granted to Scivias S.a.r.l., a company in which Mr. Cossart is a shareholder.
(3)	Mr. Smith retired from his position of CEO in January, 2011 but will continue to receive severance payments in accordance with the terms of his Separation Agreement with the Company until September 2012. During fiscal 2012, Mr. Smith did not receive compensation in his role as a member of our board of directors.

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

We retained Radford to provide us with survey data and other benchmark information related to trends and competitive practices in executive compensation. As noted above under “Director Compensation”, Radford is also assisting the Corporation in reviewing our director compensation package. Radford was originally retained by us in April, 2006. Executive compensation related fees billed by Radford to the Company in fiscal years 2012 and 2011 were approximately $62,000 and $30,000, respectively. The reference market used to benchmark executive compensation included companies who operate in a similar industry segment to us. The comparable companies used to benchmark our executive compensation included Aastra, Technologies Limited, ADTRAN, Inc., CAE Inc., Comtech Telecommunications Corp., Constellation Software, Inc., Extreme Networks, Inc., F5 Networks, Inc., MacDonald, Dettwiler and Associates Ltd., Open Text Corporation, Plantronics, Inc., Polycom, Inc., Sierra Wireless, Inc., Smart Technologies ULC, Tellabs, Inc. and ViaSat Inc. Our compensation committee set our executive officers’ total overall cash compensation at a level that was at or near the 50th percentile of the cash compensation paid to executives with similar roles at comparable companies. Equity compensation was also targeted at the 50th percentile of comparable companies.

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

For the fiscal year ended April 30, 2012, the named executive officers, our NEO, consisted of: Richard D. McBee, President and CEO; Steven E. Spooner, CFO; Graham Bevington, Executive Vice President Sales, Service and Marketing, International; Philip B. Keenan, Executive Vice President Sales, Service and Marketing, Americas; and Ronald G. Wellard, Executive Vice President and General Manager, Mitel Communications Solutions. The annual performance incentive targets for the fiscal year ended April 30, 2012, for our NEOs ranged between 50% and 85% of base salary. The financial objectives for Mr. McBee, Mr. Spooner and Mr. Wellard consist of annual revenue and Adjusted EBITDA for the Company. The financial objectives for Mr. Bevington and Mr. Keenan include annual revenue and contribution margin for their respective regions. The targets for the financial objectives were established by our compensation committee and approved by the board of directors.

Our board and the compensation committee assess the risks associated with the structuring of our NEO’s respective compensation arrangements to ensure that none of the arrangements encourages a particular NEO or group of NEOs to take undue risk on behalf of the Company to maximize their respective compensation. The various elements of our NEO compensation packages are given appropriate weighting to ensure that there is commonality across the compensation arrangements of our NEOs while structuring incentive arrangements to incent particular NEOs within their respective spheres of influence, whether based on the performance of the Company as a whole or the performance of the region for which the NEO has responsibility.

Long-Term Incentive Plans. Our compensation committee believes that equity-based long-term incentive compensation is a fundamental component of our executives’ compensation program. Grants of options under our equity incentive plans assist us in retaining employees and attracting critical key talent by providing individuals with an opportunity for capital investment in the Company. In addition, the granting of options ensures that the interests of our executive officers are aligned with those of our shareholders. Options are granted primarily based on the extent of the individual’s responsibility and performance and are also granted to attract new executive officers and to recognize job promotions.

Our CEO recommends levels of option grants for our NEOs to our compensation committee based on skills, responsibilities and performance. Previous grants of options are also taken into consideration. Our compensation committee approves grants of options after discussion and analysis of the material provided to them.

Fiscal 2013 Compensation. Our compensation committee has approved annual salary increases and has set annual performance targets for our NEOs for fiscal 2013. The base salary for Mr. McBee was increased by $60,000 to $660,000 and his annual performance target was set at 120% of base salary, up from 67% of his base salary. If Mr. McBee exceeds his annual performance objectives, unless otherwise determined by the board of directors, his annual performance target shall not exceed two times. The base salaries for our other NEOs increased by up to $26,000 each and the annual performance targets for each NEO was set ranging from 60% to 85% of their base salaries, each in accordance with the NEOs’ annual performance assessment. See also Item 11 “Executive Compensation” under the heading “Employment Agreements”.

During the fiscal year ended April 30, 2012, there were 350,000 options granted to the NEOs at a strike price of $4.00 per share. During the fiscal year ended April 30, 2012, there were 95,001 options exercised by the NEOs, all at $3.75 per share.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its executive officers nor has any executive officer received any financial assistance from the Company or any subsidiary.

The following table sets forth a summary of compensation paid during the fiscal year ended April 30, 2012 to our NEOs:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Annual Non- equity Incentive Plan Compensation ($)	Option- based Awards ($)(2)	Pension Value ($)	All Other Compensation ($)(3)	Total($)
Richard D. McBee	2012	600,000	414,472	—	—	—	18,000	1,032,472
Chief Executive Officer (4)	2011	190,154	100,000	—	4,634,577	—	5,538	4,930,269
	2010	—	—	—	—	—	—	—

Steven E. Spooner	2012	423,215	294,327	—	225,000	4,352	11,950	958,844
Chief Financial Officer (5)	2011	398,947	—	—	111,079	3,989	11,592	525,607
	2010	314,484	—	—	—	3,234	66,643	384,361

Graham Bevington	2012	207,038	171,214	—	75,000	18,012	16,550	487,814
Executive Vice President Sales, Service and Marketing, International (6)	2011	205,391	148,026	—	133,295	18,958	17,344	523,014
	2010	176,282	176,818	—	—	17,533	25,746	396,379

Ronald G. Wellard	2012	308,698	161,362	—	150,000	3,167	7,966	631,193
Executive Vice President, General Manager, Mitel Communications Solutions (7)	2011	317,336	—	—	133,295	3,173	10,722	464,526
	2010	243,733	—	—	—	2,500	31,544	277,777

Phil Keenan	2012	285,000	170,697	—	75,000	—	8,000	538,697
Executive Vice President Sales, Service and Marketing, Americas (8)	2011	160,000	85,453	—	55,600	—	5,000	306,053

	2010	—	—	—	—	—	—	—

(1)	Mr. Spooner volunteered to receive a reduction in his annual base salary (15% commencing January 17, 2009; and 20% commencing February 14, 2009). Mr. Wellard and Mr. Bevington each volunteered to receive reductions in their annual base salary (15% commencing January 31, 2009). These reductions are reflected in the above table for fiscal years 2010 and 2011.

Effective July 1, 2010, as part of a general phase out of the Company’s reduced work program, the Company made the decision to phase out the reductions to annual base salaries detailed above. As a result, on each of July 1, 2010, October 1, 2010, January 1, 2011 and April 1, 2011, the salary of Mr. Spooner increased by an amount equal to 25% of the amount by which his salary had been reduced, returning his salary to the full amount. Also on July 1, 2010, the salaries of each of Mr. Wellard and Mr. Bevington increased by an amount equal to 50% of the amount by which their respective salaries had been reduced and on October 1, 2010 and January 1, 2011, their respective salaries increased by 25%, returning their salaries to the full amount.

Compensation to Mr. Spooner and Mr. Wellard is paid in Canadian dollars, but converted to U.S. dollars at the average rate for the relevant period. The Canadian dollar salaries for 2012, 2011 and 2010 are as follows: Mr. Spooner (2012—C$425,000, 2011—C$378,439, 2010—C$341,304), and Mr. Wellard (2012—C$310,000, 2011—C$293,531, 2010—C$264,518).

Compensation to Mr. Bevington is paid in British pounds sterling but converted to U.S. dollars at the average rate for the relevant period. The British pounds sterling salary for 2012, 2011 and 2010 for Mr. Bevington are as follows: 2012—£130,000, 2011—£123,094, 2010—£110,500.

(2)	Except for 515,175 inducement options granted to Mr. McBee in fiscal 2011, all other options were granted under the 2006 Equity Incentive Plan.

(3)	On July 9, 2009, the Board approved a reduction in the exercise price of all outstanding stock options for current employees and directors to $3.75 per share, under both the 2006 Equity Incentive Plan and the 2001 Stock Option Plan. Option based awards granted to our directors and NEOs are valued on the date of grant using the Black-Scholes option-pricing model, using the same principles as described in the Company’s financial statements under Item 8 of this report.

All Other Compensation for Mr. Spooner, Mr. Wellard and Mr. Bevington for fiscal 2010 includes $66,643, $26,307 and $25,746 respectively for the additional Black-Scholes value related to the re-pricing of options.

(4)	Mr. McBee joined the Company as a director and CEO in January 2011. Mr. McBee does not receive compensation in his role as a director. The additional $14,472 in the FY2012 bonus payment made to Mr. McBee represents over achievement on the EBITDA component of his incentive compensation. All Other Compensation for Mr. McBee is in respect of a car allowance.
(5)	All Other Compensation for Mr. Spooner in fiscal 2012 and 2011 is in respect of a car allowance.
(6)	All Other Compensation for Mr. Bevington is in respect of a car allowance.
(7)	All Other Compensation for Mr. Wellard includes $7,966 and $7,983 in fiscal 2012 and 2011, respectively, in respect of a car allowance and $2,738 and $5,247 in fiscal 2011 and 2010, respectively, for patent awards.
(8)	Mr. Keenan joined the Company in September 2010. All Other Compensation for Mr. Keenan is in respect of a car allowance.

Options Outstanding

The following table sets forth information regarding options for the purchase of common shares outstanding as of April 30, 2012 to our directors and NEOs. The closing price of our common shares on April 30, 2012 was $4.75 per share.

Name	Number of securities underlying unexercised options(1)	Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in-the-money options	Number of shares or units of shares that have not vested	Market or payout value of share-based awards that have not vested
Terence H. Matthews	1,379	1,379	—	$3.75	26-Jul-12	$1,379	—	$—
Chairman	8,033	8,033	—	$3.75	23-Oct-12	$8,033	—	$—
	9,914	7,435	2,479	$3.75	8-Oct-13	$7,435	2,479	$2,479
	9,438	4,718	4,720	$3.75	9-Jul-14	$4,718	4,720	$4,720
	69,549	34,774	34,775	$3.75	24-Sep-14	$34,774	34,755	$34,775
	52,295	52,295	—	$6.50	16-Sep-17	$—	—	$—
	12,124	12,124	—	$4.00	7-Jul-18	$9,093	—	$—
	20,500	20,500	—	$3.29	7-Sep-18	$29,930	—	$—
	17,350	17,350	—	$3.05	23-Dec-18	$29,495	—	$—
	17,350	17,350	—	$3.44	7-Mar-19	$22,729	—	$—

Peter D. Charbonneau	3,396	3,396	—	$3.75	26-Jul-12	$3,396	—	$—
Vice Chairman	2,209	2,209	—	$3.75	23-Oct-12	$2,209	—	$—
	4,741	3,555	1,186	$3.75	8-Oct-13	$3,555	1,186	$1,186
	19,253	9,626	9,627	$3.75	9-Jul-14	$9,626	9,627	$9,627
	19,126	9,562	9,564	$3.75	24-Sep-14	$9,564	9,564	$9,564
	32,668	32,668	—	$6.50	16-Sep-17	$—	—	$—
	20,441	20,441	—	$4.00	7-Jul-18	$15,331	—	$—
	10,083	10,083	—	$3.29	7-Sep-18	$14,721	—	$—
	8,756	8,756	—	$3.05	23-Dec-18	$14,885	—	$—
	8,756	8,756	—	$3.44	7-Mar-19	$11,470	—	$—

Benjamin H. Ball	8,233	8,233	—	$3.75	23-Oct-12	$8,233	—	$—
Director (2)	8,529	6,396	2,133	$3.75	8-Oct-13	$6,396	2,133	$2,133
	29,446	14,722	14,724	$3.75	9-Jul-14	$14,722	14,724	$14,724
	46,945	23,472	23,473	$3.75	24-Sep-14	$23,472	23,473	$23,473
	62,200	62,200	—	$6.50	16-Sep-17	$—	—	$—
	28,336	28,336	—	$4.00	7-Jul-18	$21,252	—	$—
	21,250	21,250	—	$3.29	7-Sep-18	$31,025	—	$—
	18,819	18,819	—	$3.05	23-Dec-18	$31,992	—	$—
	18,131	18,131	—	$3.44	7-Mar-19	$23,752	—	$—

Name	Number of securities underlying unexercised options(1)		Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in-the-money options	Number of shares or units of shares that have not vested	Market or payout value of share-based awards that have not vested

Jean-Paul Cossart	1,004		1,004	—	$3.75	23-Oct-12	$1,004	—	$—
Director (3)	2,858		2,143	715	$3.75	8-Oct-13	$2,143	715	$715
	18,121		9,060	9.061	$3.75	9-Jul-14	$9,060	9,061	$9,061
	15,649		7,824	7,825	$3.75	24-Sep-14	$7,824	7,825	$7,825
	27,499		27,499	—	$6.50	16-Sep-17	$—	—	$—
	17,481		17,481	—	$4.00	7-Jul-18	$13,111	—	$—
	9,250		9,250	—	$3.29	7-Sep-18	$13,505	—	$—
	8,069		8,069	—	$3.05	23-Dec-18	$13,717	—	$—
	8,069		8,069	—	$3.44	7-Mar-19	$10,570	—	$—

Andrew Kowal	8,233		8,233	—	$3.75	23-Oct-12	$8,233	—	$—
Director (2)	8,529		6,396	2,133	$3.75	8-Oct-13	$6,396	2,133	$2,133
	29,446		14,722	14,724	$3.75	9-Jul-14	$14,722	14,724	$14,724
	46,945		23,472	23,473	$3.75	24-Sep-14	$23,473	23,473	$23,473
	62,200		62,200	—	$6.50	16-Sep-17	$—	—	$—
	28,336		28,336	—	$4.00	7-Jul-18	$21,252	—	$—
	21,250		21,250	—	$3.29	7-Sep-18	$31,025	—	$—
	18,819		18,819	—	$3.05	23-Dec-18	$31,992	—	$—
	18,131		18,131	—	$3.44	7-Mar-19	$23,752	—	$—

John McHugh	33,276		33,276	—	$6.50	16-Sep-17	$—	—	$—
Director	12,124		12,124	—	$4.00	7-Jul-18	$9,093	—	$—
	12,167		12,167	—	$3.29	7-Sep-18	$17,764	—	$—
	9,238		9,238	—	$3.05	23-Dec-18	$15,705	—	$—
	10,200		10,200	—	$3.44	7-Mar-19	$13,362	—	$—

Henry L. Perret	34,376		34,376	—	$6.50	16-Sep-17	$—	—	$—
Director	16,776		16,776	—	$4.00	7-Jul-18	$12,582	—	$—
	12,583		12,583	—	$3.29	7-Sep-18	$18,371	—	$—
	10,819		10,819	—	$3.05	23-Dec-18	$18,392	—	$—
	10,819		10,819	—	$3.44	7-Mar-19	$14,173	—	$—

Donald W. Smith	66,668	(6)	25,000	41,668	$3.75	31-Aug-12	$25,000	41,668	$41,668
Director (7)	25,000		10,937	14,063	$8.79	31-Aug-12	$—	14,063	$—

Norman Stout	33,334	(4)	33,334	—	$3.75	23-Oct-12	$33,334	—	$—
Director	2,858		2,143	715	$3.75	8-Oct-13	$2,143	715	$715
	9,438		4,718	4,720	$3.75	9-Jul-14	$4,718	4,720	$4,720
	17,388		8,694	8,694	$3.75	24-Sep-14	$8,694	8,694	$8,694
	25,359		25,359	—	$6.50	16-Sep-17	$—	—	$—
	18,608		18,608	—	$4.00	7-Jul-18	$13,956	—	$—
	12,167		12,167	—	$3.29	7-Sep-18	$17,764	—	$—
	10,200		10,200	—	$3.05	23-Dec-18	$17,340	—	$—
	9,238		9,238	—	$3.44	7-Mar-19	$12,102	—	$—

Richard D. McBee	1,500,000	(8)	468,749	1,031,251	$5.16	19-Jan-18	$—	1,031,251	$—
Chief Executive Officer	500,000	(5)	—	500,000	$5.16	19-Jan-16	$—	500,000	$—

Steven E. Spooner	33,334	(6)	12,500	20,834	$3.75	12-Mar-14	$12,500	20,834	$20,834
Chief Financial	25,000		10,937	14,063	$8.79	23-Dec-18	$—	14,063	$—
Officer	150,000		—	150,000	$4.00	7-Jul-18	$—	150,000	$112,500

Philip B. Keenan	20,000		7,500	12,500	$6.50	16-Sep-17	$—	12,500	$—
Executive Vice President Sales Service, Marketing Americas	50,000		—	50,000	$4.00	7-Jul-18	$—	50,000	$37,500

Name	Number of securities underlying unexercised options(1)		Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in-the-money options	Number of shares or units of shares that have not vested	Market or payout value of share-based awards that have not vested

Graham Bevington	16,668	(6)	6,250	10,418	$3.75	12-Mar-14	$6,250	10,418	$10,418
Executive Vice	30,000		13,125	16,875	$8.79	15-Jul-17	$—	16,875	$—
President Sales Service, Marketing International	50,000		—	50,000	$4.00	7-Jul-18	$—	50,000	$37,500

Ronald G. Wellard	5,000		5,000	—	$3.75	23-Oct-12	$5,000	—	$—
Executive Vice	16,668	(6)	6,250	10,418	$3.75	12-Mar-14	$6,250	10,418	$10,418
President and	30,000		13,125	16,875	$8.79	15-Jul-17	$—	16,875	$—
General Management, Mitel Communications Solutions	100,000		—	100,000	$4.00	7-Jul-18	$—	100,000	$75,000

(1)	Each stock option award was granted pursuant to our 2006 Equity Incentive Plan or, in the case of Mr. McBee, as an inducement (as described in note 8 below). All of these stock options are unexercised.
(2)	The stock options granted to Francisco Partners Management, LLC have been reflected next to the names of Mr. Ball and Mr. Kowal, who are partners of Francisco Partners Management, LLC.
(3)	Stock options granted in connection with Mr. Cossart acting as a director of the Company were granted to Scivias S.a.r.l., a company in which Mr. Cossart is a shareholder.
(4)	Stock options were granted to Mr. Stout as an employee prior to his appointment as a director of the Company.
(5)	Represents performance-based stock options granted under the 2006 Equity Incentive Plan. The stock options vest as follows: 25% of the options vest on the trigger date and the remainder vest monthly over an 18-month period following the trigger date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price of the common shares on The Nasdaq Global Market is equal to or greater than $16.80 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.
(6)	Represents performance-based stock options granted under the 2006 Equity Incentive Plan. The stock options vest as to 12.5% on each of the first, second, third and fourth anniversaries from the date of grant. The remaining 50% vest as follows: 12.5% of the options vest on the trigger date and the remainder vest monthly over an 18-month period following the trigger date. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.
(7)	Stock option granted to Mr. Smith expire on August 31, 2012 in accordance with his separation agreement with the Company.
(8)	515,175 of the stock options granted to Mr. McBee as a component of his employment compensation, have been granted as an inducement, material to his entering into employment with us. These inducement options will vest on the same vesting schedule as regular options granted under the 2006 Equity Incentive Plan. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Company.

Incentive Plan Awards – Value Vested or Earned During the Year

The following table lists, with respect to each NEO and each of our board members, the value of all option-based and share-based awards that have vested, and all non-equity incentive plan compensation earned, during the fiscal year ended April 30, 2012.

Name	Option-based awards - Value vested during the year ($)(1)	Non-equity incentive plan compensation - Value earned during the year ($)(2)
Richard D. McBee	$—	—
Steven E. Spooner	$4,167	—
Ronald G. Wellard	$3,334	—
Graham Bevington	$2,084	—
Philip B. Keenan	$—	—
Donald W. Smith	$8,334	—
Benjamin H. Ball	$131,308	—
Peter D. Charbonneau	$68,588	—
Jean-Paul Cossart	$60,310	—
Andrew J. Kowal	$131,308	—

Name	Option-based awards - Value vested during the year ($)(1)	Non-equity incentive plan compensation - Value earned during the year ($)(2)
Terence H. Matthews	$115,824	—
John McHugh	$55,923	—
Henry L. Perret	$63,518	—
Norman Stout	$76,914	—

(1)	Represents the total value of options that vested in fiscal 2012. The closing price of our common shares on April 30, 2011 was $4.75 per share.
(2)	Represents the total value of annual cash incentive awards for fiscal 2011. These amounts are also reported in the Summary Compensation Table.

Stock Option and Other Compensation Plans

2001 Stock Option Plan

We adopted an employee stock option plan in March 2001, or the 2001 Stock Option Plan. Further amendments to the 2001 Stock Option Plan had been approved by our board of directors from time to time in accordance with the terms of the plan. The 2001 Stock Option Plan provided for the grant of options to acquire common shares to our employees, directors and consultants.

As of December 10, 2011, all outstanding options under our 2001 Stock Option Plan expired and the plan terminated.

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

The 2006 Equity Incentive Plan provides us with increased flexibility and choice in the types of equity compensation awards, including options, deferred share units, restricted stock units, performance share units and other share-based awards. The principal purpose of the 2006 Equity Incentive Plan is to assist us in attracting, retaining and motivating employees and directors through performance-related incentives.

The initial aggregate number of common shares that could be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements was 5,600,000 common shares (the “Initial Option Pool”) provided that an additional number of common shares of up to three percent of the number of our common shares then outstanding may be added to the Initial Option Pool each year for three years starting on March 5, 2011, at the discretion of the compensation committee. Effective March 5, 2011, the compensation committee approved an increase to the Initial Option Pool of three percent, that brought the total aggregate number of common shares that may be issued to 7,188,298 common shares. Effective March 5, 2012, the compensation committee approved an increase to the Initial Option Pool of three percent, such that the total aggregate number of common shares that may be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Company is now 8,796,294 common shares. Common shares subject to outstanding awards under our 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated and will, subject to plan limitations, again become available for grants under this plan. Although the Compensation Committee approved the three percent increase on March 5, 2012, as at June 8, 2012, these options have not yet been granted.

In order to motivate and retain our employees, on July 9, 2009, our board of directors approved a reduction in the exercise price of all outstanding stock options, under both our 2006 Equity Incentive Plan and our 2001 Stock Option Plan, for employees and directors to $3.75 per share.

As of June 8, 2012, options to acquire 5,919,582 common shares were issued and outstanding under the 2006 Equity Incentive Plan. During fiscal 2012, the Company issued options to acquire 1,839,704 common shares, under the 2006 Equity Incentive Plan, and 1,764,899 options to acquire common shares vested, under the 2006 Equity Incentive Plan.

Inducement Options

On January 19, 2011, Richard McBee was granted 515,175 stock options as a component of his employment compensation. These stock options were granted as an inducement material to his entering into employment with us and will vest on the same vesting schedule as options granted under the 2006 Equity Incentive Plan. The grant of the options was approved by all of the independent directors of the board in reliance on Nasdaq Listing Rule 5635(c)(4), which exempts employment inducement grants from the general requirement of the Nasdaq Listing Rules that equity-based compensation plans and arrangements be approved by shareholders. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan and all other security-based compensation arrangements. As of June 8, 2012, all of these options were outstanding.

Total Options Outstanding

As of June 8, 2012, options to acquire 6,434,757 common shares under the 2006 Equity Incentive Plan and inducement options granted to Mr. McBee were issued and outstanding, representing approximately 12% of our outstanding common shares.

Deferred Share Unit Plan

On December 9, 2004, we adopted a deferred share unit plan in order to promote a greater alignment of interests among two of our executive officers and our shareholders. Each deferred share unit entitles the holder to receive a cash lump sum payment equal to the market value of our common shares the day immediately following the date the participant ceases to be an executive of the Company, unless the participant elects to receive the lump sum payment at a later date, which cannot be later than the last business day of the calendar year following the year in which the participant ceased to be an executive of the Company. Deferred share units are not considered shares, nor is the holder of any deferred share unit entitled to voting rights or any other rights attaching to the ownership of shares.

As of April 30, 2011, 45,217 deferred share units had been awarded under our deferred share unit plan to Paul Butcher, the only participant in the plan. Mr. Butcher’s employment with the Company ended on April 30, 2011. Pursuant to the terms of the deferred share unit plan, Mr. Butcher has elected and is entitled to receive a lump sum payment for deferred share units granted to him on July 12, 2012 (in accordance with a payment formula set forth in the plan).

As of April 30, 2012 we had recorded a liability of $0.2 million in the consolidated balance sheet in respect of our obligations under the deferred share unit plan. Upon Mr. Butcher’s pay-out on July 12, 2012, there will be no further participants under this plan.

Pension and Retirement Plans

We maintain defined contribution pension plans that cover a number of our employees. Where a contribution is provided by the Company, we provide a contribution of either 1% or 6% of participating employees’ pensionable earnings.

The following table sets forth, for each NEO, information regarding defined contribution pension amounts credited to or earned by the NEO during or as at the end of fiscal year 2012.

Defined Contribution Plan Table

Name	Accumulated value at start of year $(1)	Compensatory $	Non- compensatory $	Accumulated value at year end $
Richard D. McBee	—	—	—	—
Steven E. Spooner	81,208	4,352	(14,139)	71,421
Ronald G. Wellard	34,458	3,167	(2,825)	34,800
Philip B. Keenan	—	—	—	—

(1)	The accumulated value at the start of fiscal 2012 may vary from the accumulated value at the end of the fiscal 2011 due to the fluctuation in foreign exchange rates.

There were no material accrued obligations at the end of fiscal 2012 pursuant to our defined contribution pension plans.

We currently maintain a defined benefit pension plan for certain of our past and present employees in the United Kingdom. The plan was closed to new employees in June 2001. The defined benefit plan provides pension benefits based on length of service and final average earnings. The pension costs are actuarially determined using the projected benefits method pro-rated on services and management’s best estimate of the effect of future events. Pension plan assets are valued at fair value. As of April 30, 2012, the $213.4 million projected benefit obligation exceeded the fair value of the defined benefit plan assets of $138.2 million, resulting in a pension liability of $75.2 million.

Defined Benefits Plan Table

Name	Number of years credited service	Annual benefits payable		Accrued obligation at start of fiscal year $	Compensatory change $	Non- compensatory change $	Accrued obligation at fiscal year end $
		At year end $	At age 65 $
Graham Bevington	12 years and 3 months	56,252	73,549	511,984	40,505	90,235	642,724

For the purposes of our pension plan in the United Kingdom, the age of retirement is 65 years. There are provisions for early retirement starting at 55 years with the benefit decreasing for each of the years retired before 65 years. This value is determined by the plan actuary. There is no policy for granting additional years of service or additional credit of service.

Employment Agreements

Richard D. McBee. Rich McBee is employed as our CEO. Effective as of January 13, 2011, we executed an Employment Agreement with Mr. McBee. Mr. McBee is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement. If Mr. McBee’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. McBee’s employment without cause or Mr. McBee ends his employment relationship with us, in either case within 12 months of such change of control, he will receive a severance payment totaling 24 months’ salary and bonus compensation (paid over a 24-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Mr. McBee receives an annual base salary of $600,000, a monthly car allowance of $1,500, fuel and maintenance reimbursement for one vehicle and he participates in our standard employee benefit plans. Mr. McBee is also entitled to receive an annual targeted bonus payment of $400,000 dependent upon the achievement of business goals and subject to the approval of the compensation committee of our board of directors. In addition, pursuant to the terms of his employment agreement, Mr. McBee was granted options to purchase 2,000,000 common shares (500,000 of which are performance based and the remaining 1,500,000 are regular time-based). Mr. McBee’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

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

Philip B. Keenan. Philip Keenan is employed as our Executive Vice President Sales, Service, Marketing Americas, reporting to our CEO. Mr. Keenan receives an annual base salary of $285,000, stock options, an annual car allowance of $8,000, fuel and maintenance reimbursement for one vehicle and he participates in our standard employee benefit plans. Mr. Keenan is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our Board, in its sole discretion. Mr. Keenan’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property. Effective as of May 1, 2012, we entered into an Amended and Restated Employment Agreement with Mr. Keenan. Mr. Keenan is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement, as amended. If Mr. Keenan’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company, we terminate Mr. Keenan’s employment without cause, within 12 months of such change of control, he will receive a severance payment totaling 12 months’ salary and bonus compensation (paid over a 12-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Keenan is entitled to a lump sum payment of one year’s total salary plus bonus and, in addition, accelerated vesting of 25% of any remaining unvested options.

Potential Payments upon Termination or Change of Control

Information regarding payments to the NEOs in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments each NEO would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on April 30, 2012 and using average exchange rates for fiscal 2011. The salary payments are calculated based on the salaries stated in the employment agreements of each NEO as of April 30, 2012. Amounts potentially payable under plans which are generally available to all salaried employees, such as health, life and disability insurance, are excluded from the table. Actual payments made at any future date may vary, including the amount the NEO would have accrued under the applicable benefit or compensation plan as well as the price of the common shares.

In the event of retirement, resignation or termination for cause, no salary, benefits or other compensation is payable to a NEO beyond the last effective date of employment and the NEO would only be entitled to exercise options that had already vested or would continue to vest in accordance with the plan under which they were granted.

	Termination without Cause		Change of Control
Name	Salary and Bonus(1) (2)	Equity Vesting(4)	Salary and Bonus(1) (2)	Equity Vesting(5)
Richard D. McBee	$2,028,944	$—	$2,028,944	$—
Steven E. Spooner	$1,076,313	$129,167	$1,076,313	$16,625
Graham Bevington (3)	$189,126	$20,053	$189,126	$8,313
Ronald G. Wellard	$470,060	$36,722	$470,060	$14,963
Phil Keenan (4)	$—	$—	$—	$—

(1)	Please see Item 11 of Part III, “Executive Compensation”—“Compensation Discussion & Analysis”—“Salary Compensation Table” for the salary and bonus payments used in calculating payments on termination without cause or change of control.
(2)	In addition, upon termination without cause or a change of control resulting in termination, each NEO would be entitled to:

•	benefit continuation during the severance or notice periods, as applicable, or where not available, a cash payment in-lieu,

•	a payment equal to car allowance over the applicable period, and

•	in respect of pension, an amount equal to the employer contribution over the applicable period.

In the event of a change of control without termination, each NEO would only be entitled to the indicated payments under “Change of Control”—“Equity Vesting”. No payments for salary or bonus would be payable.

(3)	Mr. Bevington is not subject to the terms and conditions of an executive employment agreement. Payments for salary and bonus are based on the terms of a letter agreement which specifies that each party must provide not less than six months notice of termination of employment, or such longer period as may be provided for pursuant to the Employment Protection (Consolidation) Act 1978.
(4)	Mr. Keenan was not subject to the terms and conditions of an executive employment agreement prior to May 1, 2012. As at April 30, 2012, on termination without cause, payments for salary and bonus are based on the terms of our standard employment policies in effect as of the date of termination. Equity vesting amounts would be based on the terms of our 2006 Equity Incentive Plan. If we assume that any of the events giving rise to payments reflected in the table above occurred on May 1, 2012, rather than April 30, 2012, the amounts that would be included in each of the columns in respect of Mr. Keenan would be $451,438,$16,406, $451,438 and $23,625, respectively.
(5)	The amounts related to stock options and other equity awards are based upon the fair market value of the common shares of $4.75 per share as reported on the Nasdaq on April 30, 2012, the last trading day of the Company’s fiscal year.
(6)	Upon a change of control, all vested options are paid out at the change of control price. The amounts related to stock options and other equity awards are based upon a value of the common shares of $5.08 per share (change of control price), which is the highest per share price in the 5 trading days prior to April 30, 2012 as reported on the Nasdaq, as required by the plan under which the specific stock options or awards were granted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common shares as of June 8, 2012 and shows the number of shares and percentage of outstanding common shares owned by:

•	each person or entity who is known by us to own beneficially 5% or more of our common shares;

•	each member of our board of directors;

•	each of our NEOs; and

•	all members of our board of directors and our executive officers as a group.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner[1]	Number	%
Five Percent Shareholders:

Matthews’s Group (2)

Dr. Terence H. Matthews	263,148	0.5%

Wesley Clover Corporation	12,080,610	22.5%

Total	12,343,758	23.0%

Francisco Partners Group (3)

Francisco Partners Management, LLC	208,921	0.4%

Arsenal Holdco I S.a.r.l.	15,541,692	28.4%

Arsenal Holdco II S.a.r.l.	5,987,405	11.1%

Francisco Partners GP II Management (Cayman) Limited	62,470	0.1%

Francisco Partners GP III Management, LLC	858	0.0%

Total	21,801,346	40.0%

Morgan Stanley Principal Invenstments, Inc. (4)	4,246,152	7.9%

Wellington Management Company LLP (5)	3,763,161	7.0%

Executive Officers and Directors:

Dr. Terence H. Matthews (2)	12,343,758	23.0%

Richard McBee	612,499	1.1%

Peter D. Charbonneau (6)	141,691	0.3%

Benjamin H. Ball (3)	21,801,246	40.0%

Andrew J. Kowal (3)	21,801,246	40.0%

Jean-Paul Cossart (7)	94,929	0.2%

John McHugh	77,005	0.1%

Henry L. Perret	115,373	0.2%

Donald W. Smith	150,834	0.3%

Norman Stout	126,821	0.2%

Steven E. Spooner (8)	113,903	0.2%

Graham Bevington	35,168	0.1%

Ronald G. Wellard	56,250	0.1%

Philip B. Keenan	21,250	0.0%

All directors and executive officers as a group (14 persons) (9)	35,690,826	65.9%

(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Mitel Networks Corporation, 350 Legget Drive, Ottawa, Ontario, Canada, K2K 2W7.
(2)	Includes warrants to acquire 84,830 common shares that are currently exercisable, stock options to acquire 178,318 common shares that are currently exercisable and 12,080,610 common shares owned by Wesley Clover Corporation. Dr. Matthews has voting and investment power over the common shares owned by Wesley Clover Corporation and therefore beneficially owns the common shares held by Wesley Clover Corporation.

(3)	Includes 20,160,874 common shares, warrants to acquire 1,431,551 common shares that are currently exercisable and stock options to acquire 208,921 common shares that are exercisable. Benjamin Ball and Andrew Kowal, both partners of Francisco Partners Management, LLC, have voting and investment power over the common shares owned by each of Francisco Partners, Arsenal Holdco I S.a.r.l., Arsenal Holdco II S.a.r.l., Francisco Partners GP II Management (Cayman) Limited and Francisco Partners GP III Management, LLC and therefore beneficially own the common shares held by each of these entities. The address for each of the Francisco Partners Group, Benjamin Ball and Andrew Kowal is c/o Francisco Partners Management, LLC One Letterman Drive, Building C—Suite 410, San Francisco, California, 94129.
(4)	Includes 3,963,809 common shares (as reported in SEC filing 13-F as at March 31. 2012) and warrants to acquire 282,343 common shares that are currently exercisable. The address for Morgan Stanley Principal Investments, Inc. is 1585 Broadway, New York, New York, 10036.
(5)	The number of common shares held as per SEC filing 13-F as at March 31, 2012. The address for Wellington Management Company LLP is 280 Congress Street, Boston, Massachusetts, 02210.
(6)	Of this total, 2,019 common shares are registered to Peter Charbonneau Trust #2, a trust of which Mr. Charbonneau is the sole trustee, and 13,927 common shares are registered to Mr. Charbonneau’s wife, Joan Charbonneau, for which he disclaims beneficial ownership. Includes options to acquire 113,334 common shares from us at an exercise prices ranging from $3.75 to $6.50.
(7)	Includes options to acquire common shares granted to Scivias s.a.r.l. Mr. Cossart has voting and investment power over the common shares owned by Scivias s.a.r.l.
(8)	Of this total, 5,100 common shares are registered to the Spooner Children Trust, a trust of which Mr. Spooner is one of three trustees, and 62,500 common shares issuable upon the exercise of options at an exercise prices ranging from $3.75 to $8.79.
(9)	In calculating this total, the common shares held by Mr. Ball and held by Mr. Kowal have been counted only once, as all such shares are held by and through the Francisco Partners Group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Kanata Research Park Corporation (KRPC)

We lease our Ottawa-based headquarters facilities from KRPC, a corporation wholly-owned by our chairman Dr. Matthews. We negotiated the lease in the second quarter of fiscal 2011 under terms and conditions that management believes reflected then-current market rates. The lease has an initial term of five years and three months ending on February 15, 2016 and can be renewed at our option for an additional five years. The lease contains property reinstatement terms which have not been accrued at this time as the amount is not estimable. The lease contains certain changes in the rental rate over the term of the lease. During fiscal 2012, we recorded lease payments for base rent and operating costs of $5.3 million. At April 30, 2012, balances payable relating to the lease totaled nil.

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

We paid $1.0 million for the option to invest in a company based in India, over which company the Matthews Group has significant influence. Sales to and purchases from this company, arising in the normal course of business, were $1.1 million and $0.7 million, respectively, for the year ended April 30, 2012. In addition, we made sales to and purchases from other companies related to the Matthews Group, arising in the normal course of business, of $0.7 million and $6.6 million, respectively, for the year ended April 30, 2012. The net balances receivable and payable at April 30, 2012 as a result of these transactions were $1.5 million and $0.9 million, respectively.

By way of letter agreements between Dr. Matthews and Mr. Donald Smith, a director and our former CEO, dated March 1, 2002 and, as amended, Dr. Matthews granted to Mr. Smith options to purchase 200,000 of our common shares owned by Dr. Matthews. These options expired unexercised in March 2012.

Francisco Partners Group

During the third quarter of fiscal 2010, an affiliate of the Francisco Group purchased $21.2 in principal of Mitel’s outstanding second lien term debt. The Matthews Group had a 40% participating interest in the second lien debt held by such affiliate of the Francisco Group but was neither a party to nor a lender under the second lien term debt and had no contractual rights or enforcement rights against the Company in connection with its participating interest in such second lien debt. In the third quarter of fiscal 2011, the affiliate sold $11.2 of face value of the debt, which included the Matthews Group’s 40% participating interest. At April 30, 2012, the affiliate of the Francisco Group held $10.0 of the Company’s second lien term debt. In August 2011, the affiliate of the Francisco Group sold its remaining interest in the Company’s second lien term debt.

Interest of $0.2 was expensed during fiscal 2012 relating to the second lien debt held by an affiliate of the Francisco Group.

Registration Rights

In connection with our financing of the acquisition of Inter-Tel in 2007, we entered into a registration rights agreement dated August 16, 2007 with a number of our shareholders, including the Francisco Partners Group, Morgan Stanley Principal Investments Inc., EdgeStone Capital Equity Fund II Nominee, Inc., Dr. Matthews and Wesley Clover Corporation. The registration rights agreement, or the Registration Rights Agreement, was amended and restated as of the date of closing of our IPO. The Registration Rights Agreement provides for the registration of the shares held by such shareholders under the securities laws of the United States and/or the qualification for distribution of the shares held by such shareholders under the securities laws of the provinces and territories of Canada. Mr. Ball and Mr. Kowal are both partners of Francisco Partners Management, LLC. Dr. Matthews is the Chairman of our board.

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

External Auditor’s Fees. Deloitte & Touche LLP is our auditor. Fees billed by Deloitte & Touche LLP to the Company in fiscal years 2012 and 2011 were approximately $1,554,000 and $1,394,000, respectively, as detailed below.

	Fiscal Year 2012	Fiscal Year 2011
Audit fees (1)	$1,308,000	$1,306,000
Audit-related fees (2)	45,000	31,000
Tax fees (3)	195,000	42,000
All other fees (4)	6,000	15,000

Total	$1,554,000	$1,394,000

(1)	Audit fees relate to professional services rendered for the audit of our annual consolidated financial statements and, as required, the unconsolidated statutory financial statements of certain of our subsidiaries. Audit fees include professional services related to quarterly reviews of our consolidated financial statements.
(2)	Audit-related fees billed by Deloitte & Touche LLP primarily relate to the defined contribution pension plan in Canada and the defined benefit pension plan in the United Kingdom. It also includes fees for accounting consultation and advisory services.
(3)	Tax fees relate to assistance with tax compliance, expatriate tax return preparation, tax planning and various tax advisory services.
(4)	“All other fees” include other non-audit attestation services.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	(1) and (2)—The following Consolidated Financial Statements of the Company are included in Item 8 herein.

(A)	Reports of Independent Registered Chartered Accountants.

(B)	Consolidated Balance Sheets—As of April 30 2012 and April 30, 2011.

(C)	Consolidated Statements of Operations—Years ended April 30, 2012, April 30, 2011 and April 30, 2010.

(D)	Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss)—Years ended April 30, 2012, April 30, 2011 and April 30, 2010.

(E)	Consolidated Statements of Cash Flows—Years ended April 30, 2012, April 30, 2011 and April 30, 2010.

(F)	Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—See Exhibit Index.

The management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are denoted in the Exhibit Index.

2.	Our consolidated valuation of qualifying accounts (Schedule II) financial statement schedule is included in Item 8 herein.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

3.	Exhibits filed with this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 19, 2012.

MITEL NETWORKS CORPORATION

By:	/S/ STEVEN E. SPOONER
Steven E. Spooner
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ RICHARD D. MCBEE Richard D. McBee	Chief Executive Officer & President (Principal Executive Officer) and Director	June 19, 2012

/s/ DR. TERENCE H. MATTHEWS	Chairman of the Board	June 19, 2012
Dr. Terence H. Matthews

/s/ PETER D. CHARBONNEAU	Director	June 19, 2012
Peter D. Charbonneau

/s/ BENJAMIN H. BALL	Director	June 19, 2012
Benjamin H. Ball

/s/ DONALD W. SMITH	Director	June 19, 2012
Donald W. Smith

/s/ JEAN-PAUL COSSART	Director	June 19, 2012
Jean-Paul Cossart

/s/ ANDREW J. KOWAL	Director	June 19, 2012
Andrew J. Kowal

/s/ NORMAN STOUT	Director	June 19, 2012
Norman Stout

/s/ HENRY L. PERRET	Director	June 19, 2012
Henry L. Perret

/s/ JOHN P. MCHUGH	Director	June 19, 2012
John P. McHugh

EXHIBIT INDEX

3.1	Restated Articles of Incorporation (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F–1, filed with the SEC on April 16, 2010)

3.2	By—laws (incorporated by reference to Amendment No. 3 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 30, 2010)

4.1	Form of Common Share Certificate (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F–1, filed with the SEC on April 16, 2010)

10.1	Form of Warrant granted to Francisco Partners and Morgan Stanley dated August 16, 2007 (incorporated by reference to Schedule 13D (Mitel as issuer) filed with the SEC on August 27, 2007 by Arsenal Holdco I, S.a.r.l., Arsenal Holdco II, S.a.r.l., Francisco Partners GP II (Cayman), L.P., Francisco Partners GP II Management (Cayman) Limited, Francisco Partners GP II, L.P., Francisco Partners II (Cayman), L.P., Francisco Partners Parallel Fund II, L.P. and Francisco Partners GP II Management, LLC)

10.2	Form of Warrant granted to Francisco Partners and Morgan Stanley dated January 18, 2008 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

10.3	First Lien Credit Agreement among Mitel, Mitel Networks, Inc., Mitel U.S. Holdings, Inc., Arsenal Acquisition Corporation, certain lenders, Morgan Stanley Senior Funding (Nova Scotia) Co., Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 16, 2007 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 24, 2007)

	10.3 (a)	Amendment No. 1 dated September 26, 2007, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

	10.3 (b)	Amendment No. 2 dated December 12, 2007, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

	10.3 (c)	Amendment No. 3 dated July 31, 2008, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

	10.3 (d)	Amendment No. 4 dated May 15, 2009, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 14, 2009)

	10.3 (e)	Amendment No. 5 dated September 14, 2009, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 14, 2009)

	10.3 (f)*	Amendment No. 6 dated August 31, 2010, to the First Lien Credit Agreement

	10.3 (g)	Amendment No. 7 dated March 1, 2011, to the First Lien Credit Agreement (incorporated by reference to Mitel’s Form 8K, filed with the SEC on March 1, 2011)

	10.3 (h)	First Lien Agency Assignment and Amendment Agreement dated as of July 24, 2009 in respect of the First Lien Credit Agreement (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.4	Second Lien Credit Agreement among Mitel, Mitel U.S. Holdings Inc., certain lenders, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 16, 2007 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 24, 2007) +

	10.4 (a)	Amendment No. 1 dated July 31, 2008, to the Second Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

	10.4 (b)	Amendment No. 2 dated May 15, 2009, to the Second Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

	10.4 (c)	Amendment No. 3 dated July 24, 2009, to the Second Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

	10.4 (d)	Amendment No. 4 dated May 15, 2009, to the Second Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 14, 2009)

	10.4 (e)	Amendment No. 5 dated July 24, 2009, to the Second Lien Credit Agreement (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 14, 2009)

	10.4 (f)	Second Lien Agency Assignment and Amendment Agreement dated as of November 30, 2009 in respect of the Second Lien Credit Agreement (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on February 4, 2010)

10.5	Deferred Share Unit Plan for Executives effective July 1, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 24, 2005)

10.6	Employee Stock Option Plan dated March 6, 2001, as amended (incorporated by reference to Mitel’s Form S–8, filed with the SEC on March 6, 2006)

10.7	Form of Global Mitel Employment Agreement (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006)

10.8	2006 Equity Incentive Plan, as amended (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.9	Amended and Restated Employee Agreement between Mitel and Donald Smith effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.10	Separation Agreement dated September 1, 2011, between Mitel and Donald W. Smith (incorporated by reference to Mitel’s Form 10Q, filed with the SEC on September 14, 2011)

10.11	Amended and Restated Employment Agreement between Mitel and Paul Butcher effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.12	Amended and Restated Employment Agreement effective as of March 12, 2010, between Mitel and Steven Spooner (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.13	Employment Contract dated August 31, 1999, between Mitel and Graham Bevington (the “Bevington Employment Contract”) (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006)

	10.13 (a)	Alterations to terms and conditions of the Bevington Employment Contract dated July 20, 2001 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006)

10.14	Amended and Restated Employment Agreement between Mitel and Ron Wellard effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.15	Employment Contract dated January 13, 2011, between Mitel and Richard McBee (incorporated by reference to Mitel’s Form 8K, filed with the SEC on January 13, 2011)

10.16	Integrated Communications Solutions R&D Project Agreement (the “R&D Project Agreement”) between Mitel, Mitel Knowledge Corporation, March Networks Corporation, March Healthcare and Her Majesty the Queen in Right of Canada dated October 10, 2002 (incorporated by reference to Amendment No. 3 to the Mitel’s Registration Statement on Form 20–F, filed with the SEC on February 12, 2003) +

	10.16 (a)	Amendment No. 1 to the R&D Project Agreement dated March 27, 2003 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on August 31, 2004)

	10.16 (b)	Amendment No. 2 to the R&D Project Agreement dated May 2, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

	10.16 (c)	Amendment No. 3 to the R&D Project Agreement dated September 16, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

	10.16 (d)	Amendment No. 4 to the R&D Project Agreement dated June 27, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

	10.16 (e)	Amendment No. 5 to the R&D Project Agreement dated October 3, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

	10.16 (f)	Amendment No. 6 to the R&D Project Agreement dated October 31, 2010 (incorporated by reference to Mitel’s Registration Statement on Form F–1, filed with the SEC on November 8, 2006)

	10.16 (g)*	Amendment No. 7 to the R&D Project Agreement dated March 10, 2010

10.17	Form of Warrant granted to Her Majesty in Right of Canada (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.18	Master Manufacturing Services Agreement between Mitel and its subsidiaries and BreconRidge Corporation and its subsidiaries dated June 20, 2008 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on February 4, 2010)

10.19	Master Manufacturing Services Agreement between Mitel and Flextronics Telecom Systems, Ltd. dated as at May 1, 2007 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on February 4, 2010)

10.20	Shareholder Agreement among Mitel, Terence H. Matthews, Wesley Clover and Francisco Partners dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.21	Amended and Restated Registration Rights Agreement among Mitel, Terence H. Matthews, Wesley Clover, EdgeStone, Francisco Partners and Morgan Stanley dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.22	Purchase Agreement dated as of April 21, 2010 among Mitel Networks Corporation (“Mitel”), the selling shareholders named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., UBS Securities LLC, Piper Jaffray & Co., Genuity Capital Markets and JMP Securities LLC (incorporated by reference to Mitel’s Annual Report on Form 10-K, filed with the SEC on July 27, 2010)

10.23	Lease Agreement between Mitel and Kanata Research Park Corporation dated as at November 1, 2010 (incorporated by reference to Mitel’s Form 8K, filed with the SEC on February 2, 2011)

21.1*	Subsidiaries of Mitel

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Portions of this document have been granted “Confidential Treatment” by the Secretary of the SEC.
*	Filed herewith.