Form 10-Q
period 2012-07-31
MITEL NETWORKS CORP
filed 2012-08-30
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

As of August 28, 2012, there were 53,659,638 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	July 31, 2012	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$77.5	$78.7
Accounts receivable (net of allowance for doubtful accounts of $5.5 and $5.4, respectively)	112.3	129.0
Sales-type lease receivables (net) (note 4)	15.4	16.9
Inventories (net) (note 5)	29.8	28.3
Deferred tax asset	12.8	12.9
Other current assets (note 6)	33.8	33.8
Assets of component held for sale, current (note 3)	4.4	3.4

	286.0	303.0
Non-current portion of sales-type lease receivables (net) (note 4)	22.1	23.6
Deferred tax asset	120.3	117.4
Property and equipment (net)	24.2	21.5
Identifiable intangible assets (net) (note 7)	72.9	78.5
Goodwill	132.6	132.6
Other non-current assets	9.1	8.7
Assets of component held for sale, non-current (note 3)	1.9	1.9

	$669.1	$687.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$92.0	$104.3
Current portion of deferred revenue	31.9	33.3
Current portion of long-term debt (note 10)	4.4	4.6

	128.3	142.2
Long-term debt (note 10)	308.8	307.2
Lease recourse liability (note 4)	4.8	5.7
Long-term portion of deferred revenue	11.9	12.1
Deferred tax liability	33.6	35.9
Pension liability (note 11)	72.5	75.2
Other non-current liabilities	18.2	19.1

	578.1	597.4

Commitments, guarantees and contingencies (note 12)
Shareholders’ equity:
Common shares, without par value—issued and outstanding: 53.7 and 53.6, respectively (note 13)	810.2	809.4
Preferred shares—issued and outstanding: nil	—	—
Warrants (note 14)	55.6	55.6
Additional paid-in capital	14.2	13.7
Accumulated deficit	(694.1)	(692.0)
Accumulated other comprehensive loss	(94.9)	(96.9)

	91.0	89.8

	$669.1	$687.2

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions except per share amounts)

(Unaudited)

	Three Months Ended
	July 31, 2012	July 31, 2011
Revenues	$138.5	$149.1
Cost of revenues	63.2	71.2

Gross margin	75.3	77.9

Expenses:
Selling, general and administrative	57.9	55.5
Research and development	14.5	15.1
Special charges and restructuring costs (note 16)	2.0	4.8
Loss on litigation settlement	0.7	0.5

	75.1	75.9

Operating income from continuing operations	0.2	2.0
Interest expense	(4.7)	(4.8)
Other expense, net	—	(0.4)

Loss from continuing operations, before income taxes	(4.5)	(3.2)
Current income tax recovery (expense)	(2.5)	(1.5)
Deferred income tax recovery (expense)	5.1	1.4

Net loss from continuing operations	(1.9)	(3.3)
Net income (loss) from discontinued operations (note 3)	(0.2)	0.5

Net loss	$(2.1)	$(2.8)

Net income (loss) per common share—Basic
Net loss per share from continuing operations	$(0.04)	$(0.06)
Net income per share from discontinued operations	$—	$0.01
Net loss per share	$(0.04)	$(0.05)
Net income (loss) per common share—Diluted
Net loss per share from continuing operations	$(0.04)	$(0.06)
Net income per share from discontinued operations	$—	$0.01
Net loss per share	$(0.04)	$(0.05)
Weighted-average number of common shares outstanding (note 15)
Basic	53.6	53.3
Diluted	53.6	53.3

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	July 31, 2012	July 31, 2011
Net loss	$(2.1)	$(2.8)

Other comprehensive income (loss):
Foreign currency translation adjustments	1.3	0.6
Pension liability adjustments	0.7	(6.9)

	2.0	(6.3)

Comprehensive loss	(0.1)	(9.1)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
Balance at April 30, 2011	53.1	$805.5	$55.6	$10.8	$(741.8)	$(80.6)	$49.5

Comprehensive loss	—	—	—	—	(2.8)	(6.3)	(9.1)
Exercise of stock options	0.5	3.9	—	(2.1)	—	—	1.8
Stock-based compensation	—	—	—	1.5	—	—	1.5

Balance at July 31, 2011	53.6	$809.4	$55.6	$10.2	$(744.6)	$(86.9)	$43.7

Comprehensive loss	—	—	—	—	(1.2)	1.0	(0.2)
Stock-based compensation	—	—	—	1.4	—	—	1.4

Balance at October 31, 2011	53.6	$809.4	$55.6	$11.6	$(745.8)	$(85.9)	$44.9

Comprehensive loss	—	—	—	—	4.6	(21.2)	(16.6)
Stock-based compensation	—	—	—	1.1	—	—	1.1

Balance at January 31, 2012	53.6	$809.4	$55.6	$12.7	$(741.2)	$(107.1)	$29.4

Comprehensive income	—	—	—	—	49.2	10.2	59.4
Stock-based compensation	—	—	—	1.0	—	—	1.0

Balance at April 30, 2012	53.6	$809.4	$55.6	$13.7	$(692.0)	$(96.9)	$89.8

Comprehensive loss	—	—	—	—	(2.1)	2.0	(0.1)
Exercise of stock options	0.1	0.8	—	(0.6)	—	—	0.2
Stock-based compensation	—	—	—	1.1	—	—	1.1

Balance at July 31, 2012	53.7	$810.2	$55.6	$14.2	$(694.1)	$(94.9)	$91.0

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	July 31, 2012	July 31, 2011
CASH PROVIDED BY (USED IN)
Operating activities:
Net loss	$(2.1)	$(2.8)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	8.6	8.4
Accretion of interest on litigation settlement obligation	—	0.1
Stock-based compensation	1.1	1.3
Deferred income taxes	(5.1)	(1.4)
Non-cash movements in provisions	(1.9)	0.2
Change in non-cash operating assets and liabilities (note 18)	2.8	6.6

Net cash from operating activities	3.4	12.4

Investing activities:
Additions to property, equipment and intangible assets	(3.5)	(2.6)

Net cash used in investing activities	(3.5)	(2.6)

Financing activities:
Repayment of capital lease liabilities	(0.5)	(0.7)
Repayment of long-term debt	—	(12.3)
Payment of litigation settlement obligation	—	(0.9)
Proceeds from issuance of shares from option exercises	0.2	1.8

Net cash used in financing activities	(0.3)	(12.1)

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.3)

Net decrease in cash and cash equivalents	(1.2)	(2.6)
Cash and cash equivalents, beginning of period	78.7	73.9

Cash and cash equivalents, end of period	$77.5	$71.3

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 31, 2012 and July 31, 2011

(in U.S. dollars, millions except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at July 31, 2012 and the results of operations and cash flows of the Company for each of the three-month periods ended July 31, 2012 and July 31, 2011 in accordance with GAAP applied on a consistent basis.

These unaudited interim consolidated financial statements and the accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto for each of the three years ended April 30, 2012, 2011 and 2010 contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 19, 2012 (the “audited annual consolidated financial statements”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in note 2 to the audited annual consolidated financial statements. Other than the recently adopted accounting pronouncement below, there have been no significant changes to these policies.

Comprehensive income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB Accounting Standards Codification (“ASC”), such that comprehensive income must be presented in a single continuous statement with net income, or in a separate, but consecutive, statement. The Company adopted this ASU in the first quarter of fiscal 2013 by reporting a separate statement of comprehensive income (loss).

3. ASSETS OF COMPONENT HELD FOR SALE AND DISCONTINUED OPERATIONS

In the third quarter of fiscal 2012, the Company began to actively market for sale its DataNet and CommSource business (“DataNet”), which distributes a wide variety of third party telephony and data products and related services. The business is available for sale in its present condition and it is anticipated that a sale will be completed in fiscal 2013. As a result, at July 31, 2012, the assets of DataNet have been classified and accounted for as held for sale on the consolidated balance sheets and the operating results have been reported on the consolidated statements of operation as discontinued operations. The assets of DataNet are measured at the lower of their carrying amount or fair value less cost to sell. The fair value of the assets or asset group is calculated based on information from initial negotiations. The liabilities of DataNet are not expected to be assumed by the purchaser and therefore have not been recorded as part of the component held for sale. Summarized financial information for DataNet is shown below.

	July 31, 2012	April 30, 2012
Assets held for sale
Accounts receivable, net	$3.2	$2.3
Inventories, net	1.2	1.1

Assets of component held for sale, current	4.4	3.4
Goodwill	1.9	1.9

Total assets of component held for sale	$6.3	$5.3

	Three months ended
	July 31, 2012	July 31, 2011
Operations
Revenues	$12.6	$15.0

Income (loss) from discontinued operations, before taxes	$(0.4)	$0.8
Income tax recovery (expense)	0.2	(0.3)

Net income (loss) from discontinued operations, net of tax	$(0.2)	$0.5

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

	July 31, 2012				April 30, 2012
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$8.7	$(2.1)		$6.6	$9.8	$(2.0)		$7.8
Current portion of investment in sales-type leases	16.0	(0.6)		15.4	17.6	(0.7)		16.9
Non-current portion of investment in sales-type leases	22.9	(0.8)		22.1	24.6	(1.0)		23.6

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	47.6	(3.5)		44.1	52.0	(3.7)		48.3
Sold rental payments remaining unbilled	132.4	(4.8	)(1)	127.6	141.5	(5.7	)(1)	135.8

Total of sales-type leases unsold and sold	$180.0	$(8.3)		$171.7	$193.5	$(9.4)		$184.1

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended July 31, 2012, the Company sold $8.4 of rental payments and recorded gains on sale of those rental payments of $1.3 (three months ended July 31, 2011—sold $16.1 and recorded gains of $2.6). Sold payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as at July 31, 2012

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$3.6	$2.6	$2.5	$5.1	$8.7
Investment in sold and unsold sales-type lease receivables	145.5	23.1	2.7	25.8	171.3

Total gross sales-type leases	149.1	25.7	5.2	30.9	180.0
Allowance	(3.7)	(1.6)	(3.0)	(4.6)	(8.3)

Total net sales-type leases	$145.4	$24.1	$2.2	$26.3	$171.7

Aging Analysis as at April 30, 2012

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$4.3	$3.0	$2.5	$5.5	$9.8
Investment in sold and unsold sales-type lease receivables	156.0	25.1	2.6	27.7	183.7

Total gross sales-type leases	160.3	28.1	5.1	33.2	193.5
Allowance	(4.0)	(2.4)	(3.0)	(5.4)	(9.4)

Total net sales-type leases	$156.3	$25.7	$2.1	$27.8	$184.1

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, April 30, 2011	$(12.2)
Write-offs	4.4
Recoveries	(0.3)
Provision	(1.3)

Allowance for credit losses on sales-type leases, April 30, 2012	$(9.4)

Write-offs	1.2
Provision	(0.1)

Allowance for credit losses on sales-type leases, July 31, 2012	$(8.3)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	July 31, 2012	April 30, 2012
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$7.3	$9.0
Allowance against sales-type leases individually evaluated for impairment	(3.8)	(4.7)

Sales-type leases individually evaluated for impairment, net	$3.5	$4.3

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$172.7	$184.5
Allowance against sales-type leases collectively evaluated for impairment	(4.5)	(4.7)

Sales-type leases collectively evaluated for impairment, net	$168.2	$179.8

5. INVENTORIES

	July 31, 2012	April 30, 2012
Raw materials and work in process	$3.0	$3.3
Finished goods	30.8	29.7
Less: provision for obsolete inventory	(4.0)	(4.7)

	$29.8	$28.3

6. OTHER CURRENT ASSETS

	July 31, 2012	April 30, 2012
Prepaid expenses and deferred charges	$15.0	$15.0
Unbilled receivables	4.4	3.2
Due from related parties (note 9)	0.4	1.5
Other receivables	8.6	8.4
Service inventory	4.8	5.1
Restricted cash	0.6	0.6

	$33.8	$33.8

7. IDENTIFIABLE INTANGIBLE ASSETS (net)

	July 31, 2012			April 30, 2012
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$17.3	$(12.1)	$5.2	$16.8	$(11.6)	$5.2
Customer relationships	99.9	(62.1)	37.8	99.9	(59.0)	40.9
Developed technology	78.8	(48.9)	29.9	78.8	(46.4)	32.4

	$196.0	$(123.1)	$72.9	$195.5	$(117.0)	$78.5

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	July 31, 2012	April 30, 2012
Trade payables	$32.7	$35.3
Employee-related payables	13.0	15.4
Accrued liabilities	30.4	31.3
Restructuring, warranty and other provisions	6.1	7.4
Due to related parties (note 9)	0.9	0.9
Other payables	8.9	14.0

	$92.0	$104.3

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

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three months ended July 31, 2012, Mitel recorded lease expense of $1.1 (three months ended July 31, 2011—$1.5).

Other

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. For the three months ended July 31, 2012, sales to and purchases from this venture, arising in the normal course of the Company’s business, were nil and $0.3, respectively, (three months ended July 31, 2011— $0.1 and $0.1, respectively). The balance receivable and payable at July 31, 2012 was $0.1 and $0.2, respectively (April 30, 2012—$0.4 and $0.1, respectively).

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.2 and $0.8, respectively, for the three months ended July 31, 2012 (three months ended July 31, 2011—$0.3 and $1.2, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

10. LONG-TERM DEBT

At July 31, 2012, the Company has classified $2.2 as current long-term debt relating to its annual repayment of excess cash flow for the year ended April 30, 2012 (as described in note 12 to the annual audited consolidated financial statements). The annual excess cash flow payment is due 100 days subsequent to fiscal year-end and was paid in August 2012.

In August 2012, the Company completed amendments to its first lien and second lien credit agreements, effective July 23, 2012, in order to permit the potential disposition of the DataNet business for cash or vendor take-back promissory notes.

11. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan. At July 31, 2012, the pension liability was $72.5 (April 30, 2012—$75.2). The Company’s net periodic benefit cost was as follows:

	Three months ended
	July 31, 2012	July 31, 2011
Defined Contribution
Current service cost	$1.0	$0.7
Defined Benefit
Current service cost	0.4	0.4
Interest cost	2.5	2.5
Expected return on plan assets	(1.9)	(2.2)
Recognized actuarial loss	0.7	0.5

Total periodic benefit cost, net	$2.7	$1.9

12. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Bid and performance related bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At July 31, 2012 and April 30, 2012, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was insignificant. At July 31, 2012, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $0.3 (April 30, 2012—$1.0).

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

13. SHARE CAPITAL

Share Capital

At July 31, 2012 and April 30, 2012, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Three months ended
	July 31, 2012			July 31, 2011
	Number of Options		Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	6.4		$5.34	5.8	$5.72
Granted	0.5		$4.22	1.5	$4.00
Exercised	(0.1)		$3.76	(0.5)	$3.75
Forfeited	—	(1)	$6.37	(0.1)	$6.77
Expired	—	(1)	$8.59	(0.1)	$5.83

Balance, end of period	6.8		$5.25	6.6	$5.46

Number of options exercisable	3.0		$5.31	1.6	$5.28

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	July 31, 2012	July 31, 2011
Number of options granted	0.5	1.5
Risk-free interest rate	0.7%	1.5%
Dividends	0.0%	0.0%
Expected volatility	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%
Expected life of the options	4.6 years	4.6 years
Fair value per option	$1.91	$1.85

The number of options (and all other security-based compensation) available for grant under the Company’s 2006 Equity Incentive Plan at July 31, 2012 was 1.6 million (April 30, 2012—2.1 million).

14. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	July 31, 2012	April 30, 2012
Warrants issued in connection with government funding(1)	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes(2)	10.5	10.5
Warrants issued in connection with Class 1 Preferred Shares(3)	6.0	6.0

	$55.6	$55.6

(1)	At July 31, 2012, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2012—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.
(2)	At July 31, 2012, there were 1.35 million warrants outstanding that were issued in connection with the issuance of the Senior Secured Convertible Notes (April 30, 2012—1.35 million). The warrants have an exercise price of $15.69 per share, are exercisable at any time at the option of the holder and expire in August 2012.

(3)	At July 31, 2012, there were 1.88 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares (April 30, 2012—1.87 million). The warrants have an exercise price of $15.82 per share, are exercisable at any time at the option of the holder and expire in August 2012.

15. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated income statements:

	Three months ended
	July 31, 2012	July 31, 2011
Weighted average common shares outstanding during the period, basic	53.6	53.3
Dilutive effect of options	—	—
Dilutive effect of warrants	—	—

Weighted average common shares outstanding during the period, diluted	53.6	53.3

The following securities have been excluded from the diluted weighted average common shares outstanding because to do so would have been anti-dilutive based on the terms of the securities:

	Three Months Ended
(Average number outstanding, in millions)	July 31, 2012	July 31, 2011
Stock options	3.0	3.5
Warrants	3.2	3.2

The following securities have been excluded from the diluted weighted average common shares outstanding because to do so would have been anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

	Three Months Ended
(Average number outstanding, in millions)	July 31, 2012	July 31, 2011
Stock options	3.1	1.5
Warrants	2.5	2.5

Additionally, for the three months ended July 31, 2012, 0.5 million options (three months ended July 31, 2011–0.5 million), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

16. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $2.0 million were recorded in the first quarter of fiscal 2013. The charges primarily relate to headcount reductions and additional lease termination obligations in North America as the Company reduces its cost structure. In addition, in response to macroeconomic concerns, in August 2012 the Company implemented a restructuring plan that included the termination of approximately 200 employees as well as the closure of excess facilities. Charges incurred under the August 2012 restructuring plan will be expensed in the second quarter of fiscal 2013.

A description of the provision and the related activities for the prior three fiscal years is included in note 19 to the audited annual consolidated financial statements. The current portion of the provision is included in accounts payable and accrued liabilities while the long-term portion is included in other non-current liabilities on the consolidated balance sheets. Substantially all special charges and restructuring costs relate to the Mitel Communications Solutions segment, as described in note 17.

The following tables summarize the change in provision for special charges and restructuring costs during the first three months of fiscal 2013:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2012	$1.5	$9.2	$10.7
Charges	1.1	0.9	2.0
Cash payments	(1.4)	(2.2)	(3.6)

Balance of provision as of July 31, 2012	$1.2	$7.9	$9.1

The following tables summarize the change in provision for special charges and restructuring costs during the first three months of fiscal 2012:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2011	$4.2	$7.0	$11.2
Charges	3.3	1.5	4.8
Cash payments	(2.2)	(1.4)	(3.6)

Balance of provision as of July 31, 2011	$5.3	$7.1	$12.4

17. SEGMENT INFORMATION

The Company’s segmented disclosure is based on the following three business units:

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

The operations of DataNet are considered discontinued operations, as described in note 3, and have therefore been excluded from all periods presented below.

	Three months ended July 31, 2012				Three months ended July 31, 2011
	MCS	NetSolutions	Other	Total	MCS	NetSolutions	Other	Total
Revenues	$114.5	$20.7	$3.3	$138.5	$124.4	$20.0	$4.7	$149.1

Segment income	21.0	4.6	0.5	26.1	23.8	4.5	1.3	29.6

Corporate and unallocated:
SG&A				(23.2)				(22.3)
Special charges and restructuring costs				(2.0)				(4.8)
Litigation settlement obligation				(0.7)				(0.5)

Operating income				$0.2				$2.0

Geographic information

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended
	July 31, 2012	July 31, 2011
United States	$88.3	$93.0
United Kingdom	26.3	28.3
Canada	8.1	9.2
Other foreign countries	15.8	18.6

	$138.5	$149.1

18. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended
	July 31, 2012	July 31, 2011
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$17.5	$17.8
Inventories	(1.2)	(2.1)
Other current assets(1)	(0.2)	(2.1)
Other non-current assets	(0.8)	0.5
Accounts payable and accrued liabilities(2)	(11.2)	(3.5)
Deferred revenue	(1.1)	(4.2)
Other non-current liabilities	(0.8)	0.3
Change in pension liability	0.6	(0.1)

	$2.8	$6.6

Other items:
Interest payments(3)	$5.9	$4.3
Income tax payments	$4.3	$2.6
Property and equipment additions financed through capital lease	$1.9	$0.1

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.
(2)	Included in accounts payable and accrued liabilities on the consolidated balance sheets is the litigation settlement obligation, the change in which is presented separately on the consolidated statements of cash flows.
(3)	In the first quarter of fiscal 2013, the Company opted to change the base interest calculation on its second lien debt from three-month LIBOR to one-month LIBOR, as permitted under the second lien credit agreement. The timing of the interest payments on the second lien debt was also changed to monthly, in arrears, rather than quarterly, in arrears. Due to the timing of payments, the first quarter of fiscal 2013 includes one quarterly payment of interest and two monthly payments.

Cash and cash equivalents at July 31, 2012 consisted of cash of $54.0 (April 30, 2012—$50.2) and cash equivalents of $23.5 (April 30, 2012—$28.5).

19. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company utilizes forward contracts to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company does not use derivative contracts for speculative purposes. At July 31, 2012 and April 30, 2012, all of the Company’s outstanding forward contracts had a term of one month or less.

At July 31, 2012, the Company held forward option contracts to sell Australian dollars, Canadian dollars and Euros at a fixed rate on a total notional amount of $18.5 U.S. dollars. As well, the Company held forward option contracts to buy British pounds sterling at a fixed rate on a notional amount of $2.3 U.S. dollars. At July 31, 2012, the Company recorded a net unrealized loss on fair value adjustments on the outstanding forward contracts of $0.3.

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

20. FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at July 31, 2012
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$23.5	$—	$23.5
Investment	—	—	1.0	1.0

	$—	$23.5	$1.0	$24.5

Liabilities
Forward contracts	$—	$0.3	$—	$0.3

(1)	There was no change in the investment (classified as a Level 3 financial asset) for the three months ended July 31, 2012.

	Fair Value Measurement at April 30, 2012
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$28.5	$—	$28.5
Forward contracts	—	0.2	—	0.2
Investment	—	—	1.0	1.0

	$—	$28.7	$1.0	$29.7

Liabilities
Forward contracts	$—	$0.2	$—	$0.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (“Report”) and our annual audited financial statements included in our Form 10-K for the fiscal year ended April 30, 2012 (“Annual Report”). All amounts are expressed in U.S. dollars unless otherwise noted.

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; our R&D expenditures; our ability to successfully implement our restructuring plans; and, our ability to implement and achieve our business strategies successfully. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made assumptions regarding, among other things: stable foreign exchange rates; no unforeseen changes occurring in the competitive landscape that would affect our industry; a stable economic environment; no significant event occurring outside the ordinary course of our business; stable interest rates; our ability to successfully implement our restructuring plans; and certain other assumptions that are set out proximate to the applicable forward-looking statements contained in this Report. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations, assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed elsewhere in this Report and in our Annual Report.

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

Other

Our Other division sells products and related services that complement the Company’s core unified communications offering. Prior to the third quarter of fiscal 2012, the “Other” segment included our DataNet and CommSource business (“DataNet”) and consisted primarily of the now-discontinued operations of the DataNet business, as described below.

Significant events and recent developments

In the third quarter of fiscal 2012, we began to actively market for sale our DataNet business, which distributes a wide variety of third party telephony and data products and related services. As a result, at July 31, 2012, the assets of DataNet have been classified and accounted for as held for sale on the consolidated balance sheets and the operating results have been reported on the consolidated income statements as discontinued operations. Although we anticipate that a sale will be completed within one year of the business being classified as held for sale, there is no assurance of when and if a sale will be completed.

In August 2012, we completed amendments to our first lien and second lien credit agreements, effective July 23, 2012, in order to permit the potential disposition of the DataNet business for cash or vendor take-back promissory notes.

In response to macroeconomic concerns, in August 2012 we implemented a restructuring plan that included the termination of approximately 200 employees as well as the closure of excess facilities. Charges incurred under the August 2012 restructuring plan will be expensed in the second quarter of fiscal 2013.

Operating results

Total revenue for the three months ended July 31, 2012 was $138.5 million compared to $149.1 million for the three months ended July 31, 2011. The revenue decrease was primarily due to lower sales in our MCS segment as a result of orders booked that did not ship in the quarter, implementation delays on several customer projects, unfavorable changes in foreign exchange rates and a general deterioration in the macro-economic environment. Our operating income for the three months ended July 31, 2012 was $0.2 million compared to $2.0 million for the three months ended July 31, 2011. The decrease in operating income was driven by lower revenues and the resulting decrease in gross margin coupled with an increase in selling, general and administration costs. These were partially offset by lower special charges and restructuring costs.

Selected consolidated financial data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the three months ended July 31, 2012 and July 31, 2011:

	Three months ended July 31,				Change
	2012		2011
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$138.5		$149.1		$(10.6)	(7.1)
Cost of revenues	63.2	45.6%	71.2	47.8%	(8.0)	(11.2)

Gross margin	75.3	54.4%	77.9	52.2%	(2.6)	(3.3)

Expenses:
Selling, general and administrative	57.9	41.8%	55.5	37.2%	2.4	4.3
Research and development	14.5	10.5%	15.1	10.1%	(0.6)	(4.0)
Special charges and restructuring costs	2.0	1.4%	4.8	3.2%	(2.8)	+
Loss on litigation settlement	0.7	0.5%	0.5	0.3%	0.2	+

	75.1	54.2%	75.9	50.9%	(0.8)	(1.1)

Operating income from continuing operations	0.2	0.1%	2.0	1.3%	(1.8)	+
Interest expense	(4.7)	(3.4)%	(4.8)	(3.2)%	0.1	(2.1)
Other expense, net	—	—	(0.4)	(0.3)%	0.4	+

Loss from continuing operations, before taxes	(4.5)	(3.2)%	(3.2)	(2.1)%	(1.3)	+
Income tax recovery (expense)	2.6	1.9%	(0.1)	(0.1)%	2.7	+

Net loss from continuing operations	(1.9)	(1.4)%	(3.3)	(2.2)%	1.4	+
Net income (loss) from discontinued operations	(0.2)	(0.1)%	0.5	0.3%	(0.7)	+

Net loss	$(2.1)	(1.5)%	$(2.8)	(1.9)%	$0.7	+

Adjusted EBITDA from continuing operations, a non-GAAP measure	$12.8	9.2%	$17.2	11.5%	$(4.4)	(25.6)
Adjusted EBITDA from discontinued operations, a non-GAAP measure	(0.4)	(0.3)%	0.8	0.5%	(1.2)	+

Adjusted EBITDA, a non-GAAP measure	$12.4	9.0%	$18.0	12.1%	$(5.6)	(31.1)

+ The comparison is not meaningful.

Net income (loss) per common share—Basic
Net loss per common share from continuing operations	$(0.04)		$(0.06)
Net income per common share from discontinued operations	$—		$0.01
Net loss per common share	$(0.04)		$(0.05)

Net income (loss) per common share—Diluted
Net loss per common share from continuing operations	$(0.04)		$(0.06)
Net income per common share from discontinued operations	$—		$0.01
Net loss per common share	$(0.04)		$(0.05)

Weighted-average number of common shares outstanding
Basic	53.6		53.3
Diluted	53.6		53.3

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the three months ended July 31, 2012 and July 31, 2011:

	Three months ended July 31
	2012	2011
	(in millions)
Net loss	$(2.1)	$(2.8)
Net loss (income) from discontinued operations	0.2	(0.5)

Net loss from continuing operations	(1.9)	(3.3)
Adjustments:
Interest expense	4.7	4.8
Income tax expense (recovery)	(2.6)	0.1
Amortization and depreciation	8.6	8.4
Foreign exchange loss	0.2	0.6
Fair value adjustment on derivative instruments	—	—
Special charges and restructuring costs	2.0	4.8
Stock-based compensation	1.1	1.3
Loss on litigation settlement	0.7	0.5

Adjusted EBITDA from continuing operations	12.8	17.2
Adjusted EBITDA from discontinued operations(1)	(0.4)	0.8

Adjusted EBITDA	$12.4	$18.0

(1)	The reconciliation from net income from discontinued operations to Adjusted EBITDA from discontinued operations consists of income tax expense (recovery) of $(0.2) and $0.3 million for the periods presented, respectively.

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

Results of operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended July 31,				Change
	2012		2011
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$114.5	82.7%	$124.4	83.4%	$(9.9)	(8.0)
NetSolutions	20.7	14.9%	20.0	13.4%	0.7	3.5
Other	3.3	2.4%	4.7	3.2%	(1.4)	(29.8)

	$138.5	100.0%	$149.1	100.0%	$(10.6)	(7.1)

MCS revenues decreased by $9.9 million, or 8.0%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to lower volumes across most geographies coupled with unfavorable changes in foreign exchange rates. The lower volumes were attributable to orders booked that did not ship in the quarter, implementation delays on several customer projects and a general deterioration in the macro-economic environment. The U.S. dollar was stronger against most currencies in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. In particular, the U.S. dollar was stronger against the British pound sterling by an average of 3.4%. The weaker foreign currencies resulted in foreign sales being translated at a lower rate, which caused a $2.8 million decrease in revenues in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

NetSolutions revenues increased by $0.7 million, or 3.5%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The increased revenues were driven by an increase in spending per customer.

Other revenues decreased by $1.4 million, or 29.8%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The decrease in revenues was due primarily to the completion of a significant non-core managed service contract at the end of the second quarter of fiscal 2012.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended July 31,				Change
	2012		2011
	Gross Margin $	Gross Margin %	Gross Margin $	Gross Margin %	Amount	%
	(in millions, except percentages)
Gross Margin	$75.3	54.4%	$77.9	52.2%	$(2.6)	(3.3)

Overall gross margin percentage in the first quarter of fiscal 2013 increased by an absolute 2.2% to 54.4% compared to 52.2% for the first quarter of fiscal 2012 primarily from a stronger gross margin percentage in the MCS segment. MCS gross margin percentage increased due to lower product costs as well as product mix as our sales mix continues to trend to higher margin software products.

NetSolutions gross margin percentage remained consistent in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 41.8% of revenues in the first quarter of fiscal 2013 from 37.2% in the first quarter of fiscal 2012, an increase of $2.4 million in absolute dollars. Our SG&A expenses for the first quarter of fiscal 2013 included certain non-cash charges, most significantly $5.6 million (first quarter of fiscal 2012—$5.6 million) for the amortization of intangible assets related to the fiscal 2007 acquisition of Inter-Tel. In addition, SG&A expenses included $1.1 million (first quarter of fiscal 2012—$1.3 million) of non-cash compensation expenses associated with employee stock options. The increase in SG&A expenses was largely driven by increased expenses for marketing events occurring during the first quarter of fiscal 2013 as well as legal costs relating to patent settlements.

Research and Development (“R&D”)

R&D expenses in the first quarter of fiscal 2013 increased to 10.5% of revenues compared to 10.1% of revenues for the first quarter of fiscal 2012, a decrease of $0.6 million in absolute dollars. The decrease in absolute dollars was driven by a reduction in costs from the closure of a research and development facility in Ireland during the second quarter of fiscal 2012. Our remaining investment level in R&D remained relatively consistent as we continue to focus our development primarily on communications solutions for 100 to 2,500 user organizations.

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

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $2.0 million in the first quarter of fiscal 2013. The charges primarily relate to headcount reductions and additional lease termination obligations in North America as we reduce our cost structure. In addition, in response to macroeconomic concerns, in August 2012 we implemented a restructuring plan that included the termination of approximately 200 employees as well as the closure of excess facilities. Charges incurred under the August 2012 restructuring plan will be expensed in the second quarter of fiscal 2013.

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

Operating Income from Continuing Operations

We reported operating income from continuing operations of $0.2 million in the first quarter of fiscal 2013 compared to $2.0 million in the first quarter of fiscal 2012. The decrease was primarily due to lower revenues and gross margin and higher SG&A spend, partially offset by lower special charges and restructuring costs, as described above.

Non-Operating Expenses

Interest Expense

Interest expense was $4.7 million in the first quarter of fiscal 2013 compared to $4.8 million in the first quarter of fiscal 2012. The decrease in interest expense was primarily due to lower debt balances, primarily as a result of the $12.3 million excess cash flow repayment made at the end of the first quarter of fiscal 2012.

Provision for Income Taxes

For the three months ended July 31, 2012, we recorded a net income tax recovery of $2.6 million compared to an expense of $0.1 million for the three months ended July 31, 2011. The net income tax recovery of $2.6 million for the three months ended July 31, 2012 was primarily driven by an increase in the tax rate in Ontario, Canada, which resulted in an increase in the value of our deferred tax assets.

Net Loss from Continuing Operations

Our net loss from continuing operations for the first quarter of fiscal 2013 was $1.9 million compared to a net loss from continuing operations of $3.3 million in the first quarter of fiscal 2012. The lower net loss from continuing operations was primarily due to the tax recovery in the first quarter of fiscal 2013, which was partially offset by lower operating income from continuing operations, as described above.

Net Income (Loss) from Discontinued Operations

The operations of DataNet have been reported on the consolidated income statements as discontinued operations, as discussed in the “Significant events and recent developments” under the “Overview” section above. The following table provides information on the operations of DataNet for the periods presented:

	Three months ended
	July 31, 2012	July 31, 2011
Revenues	$12.6	$15.0

Income (loss) from discontinued operations, before taxes	$(0.4)	$0.8
Income tax recovery (expense)	0.2	(0.3)

Net income (loss) from discontinued operations, net of tax	$(0.2)	$0.5

Our net loss from discontinued operations for the first quarter of fiscal 2013 was $0.2 million compared to net income from discontinued operations of $0.5 million in the first quarter of fiscal 2012. The decrease in net income from discontinued operations was driven by lower revenues, including through our direct business as a result of our new go-to-market model.

Net Loss

Our net loss for the first quarter of fiscal 2013 was $2.1 million compared to a net loss of $2.8 million in the first quarter of fiscal 2012. The lower net loss was due to the lower loss from continuing operations, as described above.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the first quarter of fiscal 2013 includes a gain of $0.7 million related to pension liability adjustments. This gain was driven primarily by the amortization into net income of previously unrecognized losses on the Company’s U.K. subsidiary’s defined benefit pension plan.

Other comprehensive loss for the first quarter of fiscal 2012 includes a loss of $6.9 million related to a pension liability adjustment on the Company’s U.K. subsidiary’s defined benefit pension plan. The pension valuation was updated at July 31, 2011 to reflect a change in assumptions and actual investment performance for the first quarter of fiscal 2012.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $12.4 million in the first quarter of fiscal 2013 compared to $18.0 million in the first quarter of fiscal 2012, a decrease of $5.6 million. This decrease was driven primarily by lower gross margin from lower revenues, higher SG&A expenses and lower Adjusted EBITDA from discontinued operations.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected consolidated financial data – Results of operations”, elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months ended July 31, 2012 and July 31, 2011.

	Three months ended July 31,
	2012	2011	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$3.4	$12.4	$(9.0)
Investing activities	(3.5)	(2.6)	(0.9)
Financing activities	(0.3)	(12.1)	11.8
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.3)	(0.5)

Decrease in cash and cash equivalents	$(1.2)	$(2.6)	$1.4

Cash Provided by Operating Activities

Cash generated from operating activities in the first quarter of fiscal 2013 was $3.4 million compared to $12.4 million in the first quarter of fiscal 2012. The decrease was due to lower operating income, as described above, as well as a lower favorable change in non-cash operating assets and liabilities.

Cash Used in Investing Activities

Net cash used for investing activities was $3.5 million in the first quarter of fiscal 2013 compared to $2.6 million in the first quarter of fiscal 2012. The higher use of cash in the fiscal 2013 periods was due to higher additions to property, plant and equipment largely due to our investment in facilities and information technology infrastructure made during the quarter.

Cash Used in Financing Activities

Net cash used in financing activities in the first quarter of fiscal 2013 was $0.3 million compared to cash used in financing activities of $12.1 million during the first quarter of fiscal 2012. The use of cash in the first quarter of fiscal 2013 was due to repayments of capital lease liabilities. The use of cash in the first quarter of fiscal 2012 was due primarily to the $12.3 million repayment of our first lien term loan made in July 2011 relating to the annual repayment of excess cash flow as defined in the first lien credit agreement. The $2.2 million repayment of excess cash flow for the year-ended April 30, 2012, due 100 days after year-end, was paid in August 2012.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $0.8 million during the first quarter of fiscal 2013 (first quarter of fiscal 2012—$0.3 million decrease).

Liquidity and Capital Resources

As of July 31, 2012, our liquidity consisted primarily of cash and cash equivalents of $77.5 million. Our undrawn $30.0 million revolving facility matured in mid-August 2012. At July 31, 2012, we had a liability of $306.1 million (April 30, 2012—$306.1 million) relating to amounts outstanding under our secured credit facilities, consisting of a first lien term loan due 2014 and second lien term loan due 2015.

In August 2012, subsequent to the end of the first quarter of fiscal 2013, we repaid $2.2 million of our first lien term loan primarily relating to the annual repayment of excess cash flow as defined in the first lien credit agreement. The annual excess cash flow payment is due 100 days subsequent to fiscal year-end.

The Company is subject to annual repayments of excess cash flow under the terms of the first lien credit agreement. In addition, the proceeds from the issuance of equity or debt (including proceeds received from the exercise of options), and proceeds from the sale of Company assets, including those from the potential sale of DataNet, may also be required to be used, in whole or in part, to make mandatory prepayments under the first lien credit agreement and, once the first lien term loan is repaid, under the second lien credit agreement.

Our first and second lien credit agreements, as amended, include various covenants, including a maximum ratio of Consolidated Total Debt to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”). The following table presents our maximum Leverage Ratio and our actual Leverage ratio for the last six fiscal periods.

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
April 30, 2011	4.1	3.6
July 31, 2011	4.1	3.6
October 31, 2011	4.1	3.3
January 31, 2012	3.9	3.1
April 30, 2012	3.6	2.9
July 31, 2012	3.4	3.1

At July 31, 2012 and April 30, 2012, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

We have a defined benefit pension plan in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001. At July 31, 2012, the plan had an unfunded pension liability of $72.5 million (April 30, 2012—$75.2 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In October 2010, the Company’s annual funding requirement to fund the pension deficit for the 2011 calendar year was determined to be $3.9 million (£2.5 million), and will increase at an annual rate of 3% for the calendar years 2012 and 2013. In the three months ended July 31, 2012, we contributed $1.0 million to fund the pension deficit (three months ended July 31, 2011—$1.0 million).

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

Contractual Obligations

The following table sets forth our contractual obligations as of July 31, 2012:

	Payments Due by Fiscal Year
Contractual Obligations	Last nine months of 2013	2014	2015	2016	2017	2018 and beyond	Total
	(in millions)
Long-term debt obligations (1)	$14.3	$15.9	$185.6	$132.6	$—	$—	$348.4
Capital lease obligations (2)	2.3	2.6	2.2	1.3	0.1	—	8.5
Operating lease obligations (3)	14.3	14.7	13.0	11.0	6.1	17.8	76.9
Defined benefit pension plan contributions (4)	3.7	3.5	—	—	—	—	7.2
Other (5)	3.4	4.3	4.1	2.0	—	—	13.8

Total	$38.0	$41.0	$204.9	$146.9	$6.2	$17.8	$454.8

(1)	Represents the principal balance and interest payments for the first and second lien term loans. Interest on the first and second lien term loans is based on LIBOR plus 3.25%, and LIBOR plus 7.0%, respectively, as described in our consolidated financial statements. For the purposes of estimating the variable interest, the average 3-month LIBOR from the last three years, 0.4%, has been used. Included in the last nine months of fiscal 2013 is $2.2 million of first lien term loan repayment relating to the annual repayment of excess cash flows from fiscal 2012, as described in the “Liquidity and Capital Resources” section above.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these obligations range from 5.6% to 11.0%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the estimated contribution to our defined benefit pension plan in the United Kingdom over the next 12 months. The amount of annual employer contributions required to fund the deficit is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In October 2010, the Company’s annual funding requirement to fund the pension deficit for the calendar year 2011 was determined to be $3.9 million (£2.5 million), with increases at an annual rate of 3% for calendar years 2012 and 2013. Future funding requirements after calendar year 2013 are highly dependent on the unfunded pension liability and the time period in which the deficit is amortized. As a result, liabilities arising from the remaining unfunded deficit in our defined benefit pension plan are not included in the above table.
(5)	Represents payments under an information technology outsourcing agreement.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At July 31, 2012, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that are not included in our balance sheet, were $127.6 million (April 30, 2012—$135.8 million).

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

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.6% of the ending aggregate lease portfolio as of July 31, 2012 compared to 4.9% at April 30, 2012. The reserve is based on a review of our past write-off experience and a review of the accounts receivable aging as of July 31, 2012. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable, the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of July 31, 2012 and April 30, 2012, the provision represented 4.7% and 4.0% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first quarter of fiscal 2013 are included in note 13 to the unaudited interim consolidated financial statements.

For the three months ended July 31, 2012, stock-based compensation expense was $1.1 million (three months ended July 31, 2011—$1.3 million). As of July 31, 2012, there was $8.4 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2012—$8.5 million). We expect this cost to be recognized over a weighted average period of 2.5 years (April 30, 2012—2.5 years).

Recent Accounting Pronouncements

Comprehensive income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB Accounting Standards Codification (“ASC”), such that comprehensive income must be presented in a single continuous statement with net income, or in a separate, but consecutive, statement. We adopted this ASU in the first quarter of fiscal 2013 by reporting a separate statement of comprehensive income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended July 31, 2012, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the fiscal year ended April 30, 2012, none of which have materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

In August 2012, we completed amendments to our first lien and second lien credit agreements in order to permit the potential disposition of the DataNet business for cash or vendor take-back promissory notes. The amendments, attached as Exhibits 10.3 (h) and 10.4 (f) hereto, have an effective date of July 23, 2012.

Item 6.	Exhibits.

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 30, 2012.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.3 (h)	Amendment No. 8 dated as of July 23, 2012 to the First Lien Credit Agreement among Mitel, Mitel Networks, Inc., Mitel U.S. Holdings, Inc., Arsenal Acquisition Corporation, certain lenders, Morgan Stanley Senior Funding (Nova Scotia) Co., Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 16, 2007.

10.4 (f)	Amendment No. 6 dated as of July 23, 2012 to the Second Lien Credit Agreement among Mitel, Mitel U.S. Holdings Inc., certain lenders, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated August 16, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 (a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at July 31, 2012 and April 30, 2012; (ii) Consolidated Statements of Operations for the three months ended July 31, 2012 and July 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended July 31, 2012 and July 31, 2011; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended July 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended July 31, 2012 and July 31, 2011; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.(1)

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.