Form 10-Q
period 2013-01-31
MITEL NETWORKS CORP
filed 2013-02-28
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

As of February 26, 2013, there were 53,672,488 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	January 31, 2013	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$100.6	$78.7
Accounts receivable (net of allowance for doubtful accounts of $5.2 and $5.4, respectively)	115.1	129.0
Sales-type lease receivables (net) (note 4)	13.8	16.9
Inventories (net) (note 5)	33.4	28.3
Deferred tax asset	19.9	12.9
Other current assets (note 6)	32.3	33.8
Assets of component held for sale, current (note 3)	2.4	3.4

	317.5	303.0
Non-current portion of sales-type lease receivables (net) (note 4)	19.6	23.6
Deferred tax asset	119.1	117.4
Property and equipment (net)	30.9	21.5
Identifiable intangible assets (net) (note 7)	61.6	78.5
Goodwill	132.6	132.6
Other non-current assets	7.8	8.7
Assets of component held for sale, non-current (note 3)	—	1.9

	$689.1	$687.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$112.9	$104.3
Current portion of deferred revenue	31.0	33.3
Current portion of long-term debt (note 10)	8.5	4.6

	152.4	142.2
Long-term debt (note 10)	306.2	307.2
Lease recourse liability (note 4)	4.4	5.7
Long-term portion of deferred revenue	13.7	12.1
Deferred tax liability	26.9	35.9
Pension liability (note 11)	87.1	75.2
Other non-current liabilities	19.5	19.1

	610.2	597.4

Commitments, guarantees and contingencies (note 12)
Shareholders’ equity:
Common shares, without par value—issued and outstanding: 53.7 and 53.6, respectively (note 13)	810.2	809.4
Preferred shares—issued and outstanding: nil	—	—
Warrants (note 14)	39.1	55.6
Additional paid-in capital	32.9	13.7
Accumulated deficit	(693.9)	(692.0)
Accumulated other comprehensive loss	(109.4)	(96.9)

	78.9	89.8

	$689.1	$687.2

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Revenues	$142.0	$150.5	$426.0	$454.2
Cost of revenues	63.2	68.7	190.1	212.5

Gross margin	78.8	81.8	235.9	241.7

Expenses:
Selling, general and administrative	52.8	55.9	165.1	167.3
Research and development	13.8	14.3	42.2	43.8
Special charges and restructuring costs (note 16)	7.3	2.8	18.6	16.0
Loss on litigation settlement	0.4	—	1.5	1.0

	74.3	73.0	227.4	228.1

Operating income from continuing operations	4.5	8.8	8.5	13.6
Interest expense	(4.6)	(4.7)	(13.9)	(14.1)
Other income (expense)	0.3	(0.4)	0.9	(1.0)

Income (loss) from continuing operations before income taxes	0.2	3.7	(4.5)	(1.5)
Current income tax recovery (expense)	(5.3)	—	(11.5)	(0.9)
Deferred income tax recovery (expense)	10.2	0.7	17.6	1.8

Net income (loss) from continuing operations	5.1	4.4	1.6	(0.6)
Net income (loss) from discontinued operations (note 3)	(3.0)	0.2	(3.5)	1.2

Net income (loss)	$2.1	$4.6	$(1.9)	$0.6

Net income (loss) per common share – Basic
Net income (loss) per share from continuing operations	$0.09	$0.09	$0.03	$(0.01)
Net income (loss) per share from discontinued operations	$(0.05)	$—	$(0.07)	$0.02
Net income (loss) per share	$0.04	$0.09	$(0.04)	$0.01
Net income (loss) per common share – Diluted
Net income (loss) per share from continuing operations	$0.09	$0.08	$0.03	$(0.01)
Net income (loss) per share from discontinued operations	$(0.05)	$—	$(0.06)	$0.02
Net income (loss) per share	$0.04	$0.08	$(0.03)	$0.01
Weighted-average number of common shares outstanding (note 15)
Basic	53.7	53.6	53.7	53.5
Diluted	56.2	56.1	56.2	53.5

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Net income (loss)	$2.1	$4.6	$(1.9)	$0.6
Other comprehensive income (loss):
Foreign currency translation adjustments	0.5	0.8	0.4	1.9
Recognition of foreign currency translation on closure of facility	—	(2.0)	—	(2.0)
Pension liability adjustments	(19.2)	(20.0)	(12.9)	(26.4)

	(18.7)	(21.2)	(12.5)	(26.5)

Comprehensive loss	$(16.6)	$(16.6)	$(14.4)	$(25.9)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount
Balance at April 30, 2011	53.1	$805.5	$55.6	$10.8	$(741.8)	$(80.6)	$49.5

Comprehensive loss	—	—	—	—	(2.8)	(6.3)	(9.1)
Exercise of stock options	0.5	3.9	—	(2.1)	—	—	1.8
Stock-based compensation	—	—	—	1.5	—	—	1.5

Balance at July 31, 2011	53.6	$809.4	$55.6	$10.2	$(744.6)	$(86.9)	$43.7

Comprehensive loss	—	—	—	—	(1.2)	1.0	(0.2)
Stock-based compensation	—	—	—	1.4	—	—	1.4

Balance at October 31, 2011	53.6	$809.4	$55.6	$11.6	$(745.8)	$(85.9)	$44.9

Comprehensive loss	—	—	—	—	4.6	(21.2)	(16.6)
Stock-based compensation	—	—	—	1.1	—	—	1.1

Balance at January 31, 2012	53.6	$809.4	$55.6	$12.7	$(741.2)	$(107.1)	$29.4

Comprehensive income	—	—	—	—	49.2	10.2	59.4
Stock-based compensation	—	—	—	1.0	—	—	1.0

Balance at April 30, 2012	53.6	$809.4	$55.6	$13.7	$(692.0)	$(96.9)	$89.8

Comprehensive loss	—	—	—	—	(2.1)	2.0	(0.1)
Exercise of stock options	0.1	0.8	—	(0.6)	—	—	0.2
Stock-based compensation	—	—	—	1.1	—	—	1.1

Balance at July 31, 2012	53.7	$810.2	$55.6	$14.2	$(694.1)	$(94.9)	$91.0

Comprehensive income	—	—	—	—	(1.9)	4.2	2.3
Stock-based compensation	—	—	—	1.1	—	—	1.1
Expiration of warrants	—	—	(16.5)	16.5	—	—	—

Balance at October 31, 2012	53.7	$810.2	$39.1	$31.8	$(696.0)	$(90.7)	$94.4

Comprehensive loss	—	—	—	—	2.1	(18.7)	(16.6)
Stock-based compensation	—	—	—	1.1	—	—	1.1

Balance at January 31, 2013	53.7	$810.2	$39.1	$32.9	$(693.9)	$(109.4)	$78.9

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$2.1	$4.6	$(1.9)	$0.6
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	9.0	8.2	26.6	24.7
Accretion of interest on litigation settlement obligation	—	—	—	0.2
Stock-based compensation	1.1	1.1	3.3	3.8
Deferred income taxes	(10.2)	(0.7)	(17.6)	(1.8)
Goodwill impairment (note 3)	1.9	—	1.9	—
Non-cash movements in provisions	—	(1.3)	(2.7)	(2.6)
Change in non-cash operating assets and liabilities (note 18)	13.4	3.5	27.8	6.7

Net cash from operating activities	17.3	15.4	37.4	31.6

Investing activities:
Additions to property, equipment and intangible assets	(2.6)	(5.4)	(10.8)	(11.9)
Decrease in restricted cash	—	—	0.3	—

Net cash used in investing activities	(2.6)	(5.4)	(10.5)	(11.9)

Financing activities:
Repayment of capital lease liabilities	(1.0)	(0.5)	(2.3)	(1.8)
Repayment of long-term debt	—	—	(2.2)	(12.5)
Payment of litigation settlement obligation	—	(0.9)	—	(2.8)
Proceeds from issuance of shares from option exercises	—	—	0.2	1.8

Net cash used in financing activities	(1.0)	(1.4)	(4.3)	(15.3)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.6)	(0.7)	(1.4)

Net increase in cash and cash equivalents	13.2	8.0	21.9	3.0
Cash and cash equivalents, beginning of period	87.4	68.9	78.7	73.9

Cash and cash equivalents, end of period	$100.6	$76.9	$100.6	$76.9

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended January 31, 2013 and January 31, 2012

(in U.S. dollars, millions except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at January 31, 2013 and the results of operations and cash flows of the Company for each of the three-month and nine-month periods ended January 31, 2013 and January 31, 2012 in accordance with GAAP applied on a consistent basis.

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

In February 2013, the FASB issued ASU 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that companies must report the effect of significant reclassifications out of accumulated comprehensive income on the respective line items in net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity may cross-reference to the relevant note disclosure. The Company is required to adopt this ASU in the fourth quarter for fiscal 2013.

3. ASSETS OF COMPONENT HELD FOR SALE AND DISCONTINUED OPERATIONS

In the third quarter of fiscal 2012, the Company began to actively market for sale its DataNet and CommSource business (“DataNet”), which distributes a wide variety of third party telephony and data products and related services. The business is available for sale in its present condition and it is anticipated that a sale will be completed in fiscal 2013. As a result, at January 31, 2013, the assets of DataNet have been classified and accounted for as held for sale on the consolidated balance sheets and the operating results have been reported on the consolidated statements of operations as discontinued operations. The DataNet asset group is measured at the lower of the carrying amount or fair value less cost to sell. The liabilities of DataNet are not expected to be assumed by the purchaser and therefore have not been recorded as part of the component held for sale.

At January 31, 2013, the fair value of the asset group is calculated based on information from current negotiations. Based on these negotiations, the Company estimates that the fair value less cost to sell was below the carrying value of the net assets of the disposal group. As a result, included in the loss from discontinued operations for the three and nine months ended January 31, 2013, are special charges and restructuring costs of $3.5 consisting of a non-cash impairment of goodwill of $1.9, a non-cash impairment of inventory of $0.7 and net charge of $0.9 to record the expected loss on the sale in the fourth quarter.

Summarized financial information for DataNet is shown below.

	January 31, 2013	April 30, 2012
Assets held for sale
Accounts receivable, net	$2.1	$2.3
Inventories, finished goods	1.3	1.4
Inventories, provision	(1.0)	(0.3)

Assets of component held for sale, current	2.4	3.4
Goodwill	—	1.9

Total assets of component held for sale	$2.4	$5.3

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Operations
Revenues	$13.9	$13.9	$37.8	$43.1

Income (loss) from discontinued operations, before taxes	$(3.7)	$0.4	$(4.6)	$2.0
Income tax recovery (expense)	0.7	(0.2)	1.1	(0.8)

Net income (loss) from discontinued operations	$(3.0)	$0.2	$(3.5)	$1.2

Included in loss from discontinued operations for the three months and nine months ended January 31, 2013 are special charges and restructuring costs of $3.5, as described above.

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

	January 31, 2013				April 30, 2012
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$7.6	$(1.7)		$5.9	$9.8	$(2.0)		$7.8
Current portion of investment in sales-type leases	14.3	(0.5)		13.8	17.6	(0.7)		16.9
Non-current portion of investment in sales-type leases	20.4	(0.8)		19.6	24.6	(1.0)		23.6

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	42.3	(3.0)		39.3	52.0	(3.7)		48.3
Sold rental payments remaining unbilled	117.2	(4.4	)(1)	112.8	141.5	(5.7	)(1)	135.8

Total of sales-type leases unsold and sold	$159.5	$(7.4)		$152.1	$193.5	$(9.4)		$184.1

(1)	Allowance related to sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended January 31, 2013, the Company sold $6.6 of rental payments and recorded gains on sale of those rental payments of $1.1 (three months ended January 31, 2012—sold $10.3 and recorded gains of $1.8). For the nine months ended January 31, 2013, the Company sold $24.5 of rental payments and recorded gains on sale of those rental payments of $3.8 (nine months ended January 31, 2012—sold $38.5 and recorded gains of $6.6). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as at January 31, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$3.3	$2.2	$2.1	$4.3	$7.6
Investment in sold and unsold sales-type leases	131.7	17.9	2.3	20.2	151.9

Total gross sales-type leases	135.0	20.1	4.4	24.5	159.5
Allowance	(3.4)	(1.9)	(2.1)	(4.0)	(7.4)

Total net sales-type leases	$131.6	$18.2	$2.3	$20.5	$152.1

Aging Analysis as at April 30, 2012

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$4.3	$3.0	$2.5	$5.5	$9.8
Investment in sold and unsold sales-type leases	156.0	25.1	2.6	27.7	183.7

Total gross sales-type leases	160.3	28.1	5.1	33.2	193.5
Allowance	(4.0)	(2.4)	(3.0)	(5.4)	(9.4)

Total net sales-type leases	$156.3	$25.7	$2.1	$27.8	$184.1

Allowance for credit losses

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current creditworthiness of the Company’s customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations.

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, April 30, 2011	$(12.2)
Write-offs	4.4
Recoveries	(0.3)
Provision	(1.3)

Allowance for credit losses on sales-type leases, April 30, 2012	$(9.4)

Write-offs	1.2
Provision	(0.1)

Allowance for credit losses on sales-type leases, July 31, 2012	$(8.3)

Write-offs	1.1
Recoveries	(0.1)
Provision	(0.3)

Allowance for credit losses on sales-type leases, October 31, 2012	$(7.6)

Write-offs	0.5
Recoveries	—
Provision	(0.3)

Allowance for credit losses on sales-type leases, January 31, 2013	$(7.4)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	January 31, 2013	April 30, 2012
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$8.0	$9.0
Allowance against sales-type leases individually evaluated for impairment	(3.5)	(4.7)

Sales-type leases individually evaluated for impairment, net	$4.5	$4.3

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$151.5	$184.5
Allowance against sales-type leases collectively evaluated for impairment	(3.9)	(4.7)

Sales-type leases collectively evaluated for impairment, net	$147.6	$179.8

5. INVENTORIES

	January 31, 2013	April 30, 2012
Raw materials and work in process	$2.6	$3.3
Finished goods	34.0	29.7
Less: provision for obsolete inventory	(3.2)	(4.7)

	$33.4	$28.3

6. OTHER CURRENT ASSETS

	January 31, 2013	April 30, 2012
Prepaid expenses and deferred charges	$15.1	$15.0
Unbilled receivables	4.6	3.2
Due from related parties (note 9)	1.0	1.5
Other receivables	7.1	8.4
Service inventory	4.2	5.1
Restricted cash	0.3	0.6

	$32.3	$33.8

7. IDENTIFIABLE INTANGIBLE ASSETS (net)

	January 31, 2013			April 30, 2012
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$18.2	$(13.1)	$5.1	$16.8	$(11.6)	$5.2
Customer relationships	99.9	(68.4)	31.5	99.9	(59.0)	40.9
Developed technology	78.8	(53.8)	25.0	78.8	(46.4)	32.4

	$196.9	$(135.3)	$61.6	$195.5	$(117.0)	$78.5

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31, 2013	April 30, 2012
Trade payables	$48.9	$35.3
Employee-related payables	10.5	15.4
Accrued liabilities	34.8	31.3
Restructuring, warranty and other provisions	7.1	7.4
Due to related parties (note 9)	1.0	0.9
Other payables	10.6	14.0

	$112.9	$104.3

9. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) are significant common shareholders of the Company. In addition, the Matthews Group holds options of the Company. Significant transactions with companies controlled by or related to Dr. Matthews include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three months ended January 31, 2013, Mitel recorded lease expense of $0.9 (three months ended January 31, 2012—$1.5). During the nine months ended January 31, 2013, Mitel recorded lease expense of $3.2 (nine months ended January 31, 2012—$4.4).

Investment

The Company has paid $1.0 for an option to invest in a company in India, over which the Matthews Group has significant influence. For the three months ended January 31, 2013, sales to and purchases from this venture, arising in the normal course of the Company’s business, were nil and $0.1, respectively, (three months ended January 31, 2012— $0.1 and $0.2, respectively). For the nine months ended January 31, 2013, sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.2 and $0.5, respectively, (nine months ended January 31, 2012— $0.4 and $0.4, respectively). The balance receivable and payable at January 31, 2013 was $0.1 and $0.2, respectively (April 30, 2012—$0.4 and $0.1, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.2 and $0.7, respectively, for the three months ended January 31, 2013 (three months ended January 31, 2012—$0.1 and $2.2, respectively) and $0.8 and $2.0, respectively, for the nine months ended January 31, 2013 (nine months ended January 31, 2012—$0.5 and $4.4, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

10. LONG-TERM DEBT

In February 2013, subsequent to the end of the third quarter of fiscal 2013, the Company completed a refinancing of its long-term senior debt by entering into new credit agreements, consisting of an undrawn $40.0 first lien revolving credit facility, a $200.0 first lien term loan and an $80.0 second lien term loan (the “new credit facilities”). Proceeds of $276.4 from the new credit facilities (net of original issue discount of $3.6), along with approximately $35.0 of cash, were used to repay the remaining $174.0 outstanding first lien term loan and $130.0 outstanding second lien term loan (the “existing credit facilities”), as well as accrued interest, fees expenses related to the refinancing transaction.

The undrawn $40.0 first lien revolving credit facility bears interest at LIBOR, or a base rate at the option of the Company, plus 5.75% and matures in February 2018. The Company may borrow Canadian dollars under the first lien revolving credit facility. Such borrowings bear interest at the Canadian prime rate plus an applicable margin. The $200.0 first lien term loan bears interest at LIBOR (subject to a 1.25% floor), or a base rate at the option of the Company, plus 5.75% and matures in February 2019. The first lien term loan requires quarterly principal repayments of 0.25% of the original outstanding principal. The $80.0 second lien term loan bears interest at LIBOR (subject to a 1.25% floor), or a base rate at the option of the Company, plus 9.75% and matures in February 2020, with no mandatory principal repayments prior to maturity.

The Company is also required to make annual principal repayments on the first lien term loan (and, once the first lien term loan has been fully repaid, on the second lien term loan) based on a percentage of excess cash flow (as defined in the first and second lien credit agreements). The annual repayments are required to be paid within 100 days of the end of the fiscal year, beginning in fiscal 2014.

The Company may prepay the first lien term loan at a premium of 1% over the principal amount within the first year using proceeds from a refinancing. Otherwise, the first lien term loan can be repaid without premium or penalty. If the first lien term loan and revolving facility are repaid, the Company may prepay the second lien term loan at a premium of 3% over the principal amount within the first year only if a material transaction has occurred. Otherwise, the Company may prepay the second lien term loan at a premium of 2% over the principal amount in the second year, 1% over the principal amount in the third year and without premium or penalty thereafter.

The new credit facilities have customary default clauses, wherein repayment of one or more of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of equity or debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the first lien credit facilities and, once the first lien credit facilities are repaid, under the second lien credit facility.

Each of the new credit facilities contains affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $40.0 of unrestricted cash) to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”), as specified in the first and second lien credit agreements, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, (f) limitations on the payment of dividends and (g) limitations on capital expenditures. The maximum Leverage ratio under the first lien credit agreement applies to the Company for the period ending April 30, 2013 and for all fiscal quarters thereafter as follows:

Four Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
April 30, 2013 through January 31, 2014	4.00:1.00
April 30, 2014 through January 31, 2015	3.50:1.00
April 30, 2015 through January 31, 2016	3.00:1.00
April 30, 2016 and thereafter	2.75:1.00

At January 31, 2013, the Company had classified $4.7 as current long-term debt relating to its estimated annual repayment of excess cash flow for the year ending April 30, 2013, based on the existing credit facilities (as described in note 12 to the audited annual consolidated financial statements). In August 2012, the Company repaid $2.2 relating to the annual excess cash flow payment for the year ended April 30, 2012.

11. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan. Since November 2012, the defined benefit plan no longer has active members, as described below. At January 31, 2013, the liability for the defined benefit pension plan was $87.1 (April 30, 2012—$75.2).

At October 31, 2012, the pension valuation from April 30, 2012 was updated for actual investment performance and certain changes in assumptions. The decrease in the liability from $75.2 at April 30, 2012 to $69.3 at October 31, 2012 was primarily due to the actual return on pension plan assets being above the expected return and a decrease in accrued benefits due to a decrease in the inflation rate and compensation rate increase rate, which more than offset the effect of a decrease in the discount rate.

In November 2012, the defined benefit pension plan was changed prospectively to a defined contribution plan. Benefits earned by members under the defined benefit pension plan up to the time of the change were not affected. Such earned benefits will continue to be paid out of the defined benefit pension plan. The change was accounted for as a plan curtailment as the expected years of future service changed from 18 years to nil. The plan curtailment resulted in a reduction of the pension liability of $6.7 primarily due to no longer using a rate of compensation increase to calculate the projected benefit obligation, as no further benefits are being earned. This decrease in the liability was recorded against the unamortized loss in accumulated other comprehensive income. In addition, as all members of the pension plan are now inactive, the remaining unamortized loss will be amortized over 38 years, the average remaining life expectancy of all members. Prior to the curtailment, the unamortized loss was being amortized over 18 years, the average remaining service life of the active members.

At January 31, 2013, the pension valuation was updated for actual investment performance and certain changes in assumptions. The increase in the liability from $69.3 at October 31, 2012 to $87.1 at January 31, 2013 was primarily due to an increase in the inflation rate, which more than offset the effect of curtailment as described above.

The Company’s net periodic benefit cost was as follows:

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Defined Contribution
Current service cost	$1.2	$0.9	$2.8	$2.5
Defined Benefit
Current service cost	—	0.4	0.8	1.2
Interest cost	2.4	2.4	7.5	7.4
Expected return on plan assets	(1.8)	(2.0)	(5.6)	(6.3)
Recognized actuarial loss	0.3	0.5	1.6	1.5

Total periodic benefit cost, net	$2.1	$2.2	$7.1	$6.3

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

Bid and performance related bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At January 31, 2013 and April 30, 2012, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was insignificant. At January 31, 2013, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $0.4 (April 30, 2012—$1.0).

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

13. SHARE CAPITAL

Share Capital

At January 31, 2013 and April 30, 2012, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Nine months ended
	January 31, 2013		January 31, 2012
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	6.4	$5.34	5.8	$5.72
Granted	0.9	$3.54	1.7	$3.78
Exercised	(0.1)	$3.56	(0.5)	$3.75
Forfeited	(0.2)	$5.29	(0.2)	$7.29
Expired	(0.4)	$5.09	(0.2)	$5.35

Balance, end of period	6.6	$5.13	6.6	$5.35

Number of options exercisable	3.4	$5.28	2.4	$5.40

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock options granted during the period. The assumptions used are summarized as follows:

	January 31, 2013	October 31, 2012	July 31, 2012	January 31, 2012	October 31, 2011	July 31, 2011
Number of options granted	0.1	0.3	0.5	0.1	0.1	1.5
Risk-free interest rate	0.6%	0.7%	0.7%	0.9%	0.9%	1.5%
Dividends	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	55.0%	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%
Expected life of the options	4.6 years	4.6 years	4.6 years	4.6 years	4.6 years	4.6 years
Fair value per option	$1.38	$1.18	$1.91	$1.38	$1.50	$1.85

The number of options (and all other security-based compensation) available for grant under the Company’s 2006 Equity Incentive Plan at January 31, 2013 was 1.8 million (April 30, 2012—2.1 million).

14. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	January 31, 2013	April 30, 2012
Warrants issued in connection with government funding(1)	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes(2)	—	10.5
Warrants issued in connection with Class 1 Preferred Shares(3)	—	6.0

	$39.1	$55.6

(1)	At January 31, 2013, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2012—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.
(2)	At April 30, 2012, there were 1.35 million warrants outstanding that were issued in connection with the issuance of Senior Secured Convertible Notes. The warrants had an exercise price of $15.69 per share and expired unexercised in August 2012.
(3)	At April 30, 2012, there were 1.87 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares. The warrants had an exercise price of $15.91 per share and expired unexercised in August 2012.

15. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Weighted average common shares outstanding during the period, basic	53.7	53.6	53.7	53.5
Dilutive effect of options	—	—	—	—
Dilutive effect of warrants	2.5	2.5	2.5	—

Weighted average common shares outstanding during the period, diluted	56.2	56.1	56.2	53.5

The following securities have been excluded from the diluted weighted average common shares outstanding because to do so would have been anti-dilutive based on the terms of the securities:

	Three months ended		Nine months ended
(Average number outstanding, in millions)	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Stock options	5.6	6.1	5.0	5.1

(1)	Also excluded from all periods are 3.2 million warrants that expired out-of-the-money in August 2012 (note 14).

The following securities have been excluded from the diluted weighted average common shares outstanding because to do so would have been anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

(Average number outstanding, in millions)	Nine months ended January 31, 2012
Stock options	0.5
Warrants	2.5

Additionally, for the three and nine months ended January 31, 2013, 0.5 million stock options (three and nine months ended January 31, 2012–0.5 million), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

16. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $7.3 were recorded in the third quarter of fiscal 2013, consisting of $1.6 of workforce reduction and facility-related charges and $5.7 of acquisition-related costs.

During the third quarter of fiscal 2013, the Company incurred $5.7 of diligence costs during exclusive negotiations with a third party relating to a potential acquisition. The Company concluded that it will not proceed with the transaction, but remains subject to a non-disclosure agreement. At January 31, 2013, $1.5 of the charge had been paid, with the remaining $4.2 included in accounts payable and accrued liabilities.

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

The following tables summarize the change in provision for special charges and restructuring costs during the first nine months of fiscal 2013:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2012	$1.5	$9.2	$10.7
Charges	1.1	0.9	2.0
Cash payments	(1.4)	(2.2)	(3.6)

Balance of provision as of July 31, 2012	$1.2	$7.9	$9.1

Charges	6.0	3.3	9.3
Cash payments	(4.7)	(1.6)	(6.3)

Balance of provision as of October 31, 2012	$2.5	$9.6	$12.1

Charges	0.3	1.3	1.6
Cash payments	(1.6)	(3.2)	(4.8)

Balance of provision as of January 31, 2013	$1.2	$7.7	$8.9

The following tables summarize the change in provision for special charges and restructuring costs during the first nine months of fiscal 2012:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2011	$4.2	$7.0	$11.2
Charges	3.3	1.5	4.8
Cash payments	(2.2)	(1.4)	(3.6)

Balance of provision as of July 31, 2011	$5.3	$7.1	$12.4

Charges	3.8	4.6	8.4
Cash payments	(4.0)	(1.5)	(5.5)

Balance of provision as of October 31, 2011	$5.1	$10.2	$15.3

Charges	1.5	1.3	2.8
Cash payments	(4.5)	(1.4)	(5.9)

Balance of provision as of January 31, 2012	$2.1	$10.1	$12.2

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

	Three months ended January 31, 2013				Three months ended January 31, 2012
	MCS	NetSolutions	Other	Total	MCS	NetSolutions	Other	Total
Revenues	$117.9	$21.0	$3.1	$142.0	$127.2	$20.2	$3.1	$150.5

Segment income	26.8	4.6	0.6	32.0	28.8	4.6	—	33.4

Corporate and unallocated:
SG&A				(19.8)				(21.8)
Special charges and restructuring costs				(7.3)				(2.8)
Loss on litigation settlement				(0.4)				—

Operating income				$4.5				$8.8

	Nine months ended January 31, 2013				Nine months ended January 31, 2012
	MCS	NetSolutions	Other	Total	MCS	NetSolutions	Other	Total
Revenues	$354.4	$62.6	$9.0	$426.0	$381.0	$60.6	$12.6	$454.2

Segment income	77.1	14.1	1.6	92.8	80.0	13.9	2.4	96.3

Corporate and unallocated:
SG&A				(64.2)				(65.7)
Special charges and restructuring costs				(18.6)				(16.0)
Loss on litigation settlement				(1.5)				(1.0)

Operating income				$8.5				$13.6

Geographic information

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
United States	$90.1	$93.3	$273.1	$284.4
United Kingdom	26.8	29.6	80.1	86.7
Canada	7.9	9.3	22.7	27.6
Other foreign countries	17.2	18.3	50.1	55.5

	$142.0	$150.5	$426.0	$454.2

18. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$1.7	$(0.3)	$20.8	$19.0
Inventories	(3.0)	1.6	(3.7)	(2.4)
Other current assets(1)	(0.1)	(3.7)	1.1	(4.3)
Other non-current assets	0.3	(1.2)	(0.1)	(1.2)
Accounts payable and accrued liabilities(2)	14.4	7.3	9.0	2.7
Deferred revenue	1.4	1.3	(0.4)	(4.9)
Other non-current liabilities	(1.0)	0.2	0.4	(0.4)
Pension liability	(0.3)	(1.7)	0.7	(1.8)

	$13.4	$3.5	$27.8	$6.7

Other items:
Interest payments	$4.2	$4.4	$11.6	$12.9
Income tax payments	$2.5	$3.3	$11.1	$9.1
Property and equipment additions financed through capital lease	$2.0	$0.5	$7.4	$1.2

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.
(2)	Included in accounts payable and accrued liabilities on the consolidated balance sheets is the litigation settlement obligation, the change in which is presented separately on the consolidated statements of cash flows.

Cash and cash equivalents at January 31, 2013 consisted of cash of $66.1 (April 30, 2012—$50.2) and cash equivalents of $34.5 (April 30, 2012—$28.5).

19. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company utilizes forward contracts to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company does not use derivative contracts for speculative purposes. At January 31, 2013 and April 30, 2012, all of the Company’s outstanding forward contracts had a term of one month or less.

At January 31, 2013, the Company held forward contracts to sell Australian dollars, Canadian dollars and British pounds sterling at a fixed rate on a total notional amount of $9.2 U.S. dollars. As well, the Company held forward option contracts to buy Euro at a fixed rate on a total notional amount of $11.0 U.S. dollars. At January 31, 2013, the Company recorded a net unrealized loss on fair value adjustments on the outstanding forward contracts of $0.1.

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at January 31, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$34.5	$—	$34.5
Forward contracts	—	0.1	—	0.1
Investment(1)	—	—	1.0	1.0

	$—	$34.6	$1.0	$35.6

Liabilities
Forward contracts	$—	$0.2	$—	$0.2

(1)	There was no change in the investment (classified as a Level 3 financial asset) for the three or nine months ended January 31, 2013.

	Fair Value Measurement at April 30, 2012
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$28.5	$—	$28.5
Forward contracts	—	0.2	—	0.2
Investment	—	—	1.0	1.0

	$—	$28.7	$1.0	$29.7

Liabilities
Forward contracts	$—	$0.2	$—	$0.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; our R&D expenditures; our ability to successfully implement our restructuring plans, including our ability to successfully complete a sale of DataNet; and, our ability to implement and achieve our business strategies successfully. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made assumptions regarding, among other things: stable foreign exchange rates; no unforeseen changes occurring in the competitive landscape that would affect our industry; a stable economic environment; no significant event occurring outside the ordinary course of our business; stable interest rates; our ability to successfully implement our restructuring plans, including our ability to successfully complete a sale of DataNet; and certain other assumptions that are set out proximate to the applicable forward-looking statements contained in this Report. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations, assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed elsewhere in this Report and in our Annual Report.

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

Significant events and recent developments

In February 2013, we completed a refinancing of our senior long-term debt by entering into new credit agreements, consisting of an undrawn $40.0 million first lien revolving credit facility, a $200.0 million first lien term loan and an $80.0 million second lien term loan (the “new credit facilities”). Proceeds of $276.4 million from the new credit facilities (net of original issue discount of $3.6 million), along with approximately $35.0 million of cash, were used to repay the remaining $174.0 million outstanding first lien term loan and $130.0 million outstanding second lien term loan (the “existing credit facilities”), as well accrued interest, fees and expenses related to the transaction.

During the third quarter of fiscal 2013, special charges and restructuring costs included $5.7 million of diligence costs incurred during exclusive negotiations with a third party relating to a potential acquisition. We have concluded that we will not proceed with the transaction, but we continue to be subject to a non-disclosure agreement.

In the third quarter of fiscal 2012, we began to actively market for sale our DataNet business, which distributes a wide variety of third party telephony and data products and related services. As a result, at January 31, 2013, the assets of DataNet have been classified and accounted for as held for sale on the consolidated balance sheets and the operating results have been reported on the consolidated statements of operations as discontinued operations. Based on the current negotiations, we expect to record a loss on the sale. As such, included in the loss from discontinued operations for the three and nine months ended January 31, 2013, are special charges and restructuring costs of $3.5 million consisting of a non-cash impairment of goodwill of $1.9 million, a non-cash impairment of inventory of $0.7 million and net charge of $0.9 million to record the expected loss on the sale in the fourth quarter.

In February 2013, we announced the departure of Philip Keenan, our executive vice-president of sales for North America. Our CEO, Richard McBee, has assumed responsibility for the North America sales organization on an interim basis, until a permanent replacement is identified.

In response to macro-economic concerns, in the second quarter of fiscal 2013, we implemented a restructuring plan that included the termination of approximately 200 employees as well as the closure of excess facilities.

Operating results

Total revenue for the three months ended January 31, 2013 was $142.0 million compared to $150.5 million for the three months ended January 31, 2012. The revenue decrease was primarily due to lower sales in our MCS segment as a result of a challenging macro-economic environment. Our operating income for the three months ended January 31, 2013 was $4.5 million compared to $8.8 million for the three months ended January 31, 2012. The decrease in operating income was driven primarily by higher special charges and restructuring costs due to the $5.7 million of diligence-related activities incurred during the three months ended January 31, 2013, as described above. Our lower revenues in the MCS segment were largely offset by an increase in our gross margin percentage as a result of lower product and service costs, as well as improved product mix and lower selling, general and administration costs.

Selected financial data – results of operations

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the three months ended January 31, 2013 and January 31, 2012:

	Three months ended January 31,				Change
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$142.0		$150.5		$(8.5)	(5.6)
Cost of revenues	63.2	44.5%	68.7	45.6%	(5.5)	(8.0)

Gross margin	78.8	55.5%	81.8	54.4%	(3.0)	(3.7)

Expenses:
Selling, general and administrative	52.8	37.2%	55.9	37.1%	(3.1)	(5.5)
Research and development	13.8	9.7%	14.3	9.5%	(0.5)	(3.5)
Special charges and restructuring costs	7.3	5.1%	2.8	1.9%	4.5	+
Loss on litigation settlement	0.4	0.3%	—	—	0.4	+

	74.3	52.3%	73.0	48.5%	1.3	1.8

Operating income from continuing operations	4.5	3.2%	8.8	5.8%	(4.3)	+
Interest expense	(4.6)	(3.2)%	(4.7)	(3.1)%	0.1	(2.1)
Other income (expense)	0.3	0.2%	(0.4)	(0.3)%	0.7	+

Income from continuing operations, before taxes	0.2	0.1%	3.7	2.5%	(3.5)	+
Income tax recovery	4.9	3.5%	0.7	0.5%	4.2	+

Net income from continuing operations	5.1	3.6%	4.4	3.0%	0.7	+
Net income (loss) from discontinued operations	(3.0)	(2.1)%	0.2	0.1%	(3.2)	+

Net income	$2.1	1.5%	$4.6	3.1%	$(2.5)	+

Adjusted EBITDA from continuing operations, a non-GAAP measure	$22.6	15.9%	$21.0	13.9%	$1.6	7.6
Adjusted EBITDA from discontinued operations, a non-GAAP measure	(0.2)	(0.1)%	0.4	0.3%	(0.6)	+

Adjusted EBITDA, a non-GAAP measure	$22.4	15.8%	$21.4	14.2%	$1.0	4.7

+ The comparison is not meaningful.

Net income (loss) per common share—Basic
Net income per share from continuing operations	$0.09		$0.09
Net income (loss) per share from discontinued operations	$(0.05)		—
Net income per share	$0.04		$0.09
Net income (loss) per common share—Diluted
Net income per share from continuing operations	$0.09		$0.08
Net income (loss) per share from discontinued operations	$(0.05)		—
Net income per share	$0.04		$0.08
Weighted-average number of common shares outstanding
Basic	53.7		53.6
Diluted	56.2		56.1

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the nine months ended January 31, 2013 and January 31, 2012:

	Nine months ended January 31,				Change
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$426.0		$454.2		$(28.2)	(6.2)
Cost of revenues	190.1	44.6%	212.5	46.8%	(22.4)	(10.5)

Gross margin	235.9	55.4%	241.7	53.2%	(5.8)	(2.4)

Expenses:
Selling, general and administrative	165.1	38.8%	167.3	36.8%	(2.2)	(1.3)
Research and development	42.2	9.9%	43.8	9.6%	(1.6)	(3.7)
Special charges and restructuring costs	18.6	4.4%	16.0	3.5%	2.6	16.3
Loss on litigation settlement	1.5	0.4%	1.0	0.2%	0.5	+

	227.4	53.4%	228.1	50.2%	(0.7)	(0.3)

Operating income from continuing operations	8.5	2.0%	13.6	3.0%	(5.1)	+
Interest expense	(13.9)	(3.3)%	(14.1)	(3.1)%	0.2	(1.4)
Other income (expense)	0.9	0.2%	(1.0)	(0.2)%	1.9	+

Loss from continuing operations, before taxes	(4.5)	(1.1)%	(1.5)	(0.3)%	(3.0)	+
Income tax recovery	6.1	1.4%	0.9	0.2%	5.2	+

Net income (loss) from continuing operations	1.6	0.4%	(0.6)	(0.1)%	2.2	+
Net income (loss) from discontinued operations	(3.5)	(0.8)%	1.2	0.3%	(4.7)	+

Net income (loss)	$(1.9)	(0.4)%	$0.6	0.1%	$(2.5)	+

Adjusted EBITDA from continuing operations, a non-GAAP measure	$59.5	14.0%	$59.6	13.1%	$(0.1)	(0.2)
Adjusted EBITDA from discontinued operations, a non-GAAP measure	(1.1)	(0.3)%	2.0	0.5%	(3.1)	+

Adjusted EBITDA, a non-GAAP measure	$58.4	13.7%	$61.6	13.6%	$(3.2)	(5.2)

+ The comparison is not meaningful.

Net income (loss) per common share—Basic
Net income (loss) per share from continuing operations	$0.03		$(0.01)
Net income (loss) per share from discontinued operations	$(0.07)		$0.02
Net income (loss) per share	$(0.04)		$0.01
Net income (loss) per common share—Diluted
Net income (loss) per share from continuing operations	$0.03		$(0.01)
Net income (loss) per share from discontinued operations	$(0.06)		$0.02
Net income (loss) per share	$(0.03)		$0.01
Weighted-average number of common shares outstanding
Basic	53.7		53.5
Diluted	56.2		53.5

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the three and nine months ended January 31, 2013 and January 31, 2012:

	Three months ended January 31		Nine months ended January 31
	2013	2012	2013	2012
	(in millions)		(in millions)
Net income (loss)	$2.1	$4.6	$(1.9)	$0.6
Net loss (income) from discontinued operations	3.0	(0.2)	3.5	(1.2)

Net income (loss) from continuing operations	5.1	4.4	1.6	(0.6)
Adjustments:
Interest expense	4.6	4.7	13.9	14.1
Income tax recovery	(4.9)	(0.7)	(6.1)	(0.9)
Amortization and depreciation	9.0	8.2	26.6	24.7
Foreign exchange loss gain	—	0.5	0.1	1.5
Special charges and restructuring costs	7.3	2.8	18.6	16.0
Stock-based compensation	1.1	1.1	3.3	3.8
Loss on litigation settlement	0.4	—	1.5	1.0

Adjusted EBITDA from continuing operations	22.6	21.0	59.5	59.6
Adjusted EBITDA from discontinued operations(1)	(0.2)	0.4	(1.1)	2.0

Adjusted EBITDA	$22.4	$21.4	$58.4	$61.6

(1)	The reconciliation of net income (loss) from discontinued operations to Adjusted EBITDA from discontinued operations for the three months ended January 31, 2013 consists of special charges and restructuring costs of $1.6 million, non-cash impairment of goodwill of $1.9 million and income tax recovery of $0.7 million. The reconciliation of net income (loss) from discontinued operations to Adjusted EBITDA from discontinued operations for the nine months ended January 31, 2013 consists of special charges and restructuring costs of $1.6 million, non-cash impairment of goodwill of $1.9 million and income tax recovery of $1.1 million. The reconciliation of net income (loss) from discontinued operations to Adjusted EBITDA from discontinued operations for the three and nine months ended January 31, 2012 consists of income tax expense of $0.2 million and $0.8 million, respectively.

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

Results of operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended January 31,				Change
	2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$117.9	83.0%	$127.2	84.5%	$(9.3)	(7.3)
NetSolutions	21.0	14.8%	20.2	13.4%	0.8	4.0
Other	3.1	2.2%	3.1	2.1%	—	—

	$142.0	100.0%	$150.5	100.0%	$(8.5)	(5.6)

	Nine months ended January 31,				Change
	2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$354.4	83.2%	$381.0	83.9%	$(26.6)	(7.0)
NetSolutions	62.6	14.7%	60.6	13.3%	2.0	3.3
Other	9.0	2.1%	12.6	2.8%	(3.6)	(28.6)

	$426.0	100.0%	$454.2	100.0%	$(28.2)	(6.2)

MCS revenues decreased by $9.3 million, or 7.3%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and decreased by $26.6 million, or 7.0%, in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The decreases were due primarily to lower volumes across most geographies as a result of a challenging macro-economic environment. In addition, there were unfavorable foreign exchange rate movements as the U.S. dollar was stronger against most currencies in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. In particular, the U.S. dollar was stronger against the British pound sterling and Euro by an average of 0.7% and 8.6%, respectively, in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The weaker foreign currencies resulted in foreign sales being translated at a lower rate, which caused a $3.3 million decrease in revenues in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The comparative third quarter periods were relatively unaffected by foreign exchange as a slightly stronger British pound sterling was largely offset by a weaker Euro.

The decrease in revenues in the first nine months of fiscal 2013 was partially offset by initial sales to a new distributor in the U.S. In the second quarter of fiscal 2013, we entered into a new U.S. distribution agreement with one of the world’s largest distributors of technology products. This evolution in our channel structure aims to ensure our diverse product offerings are brought to market through the broadest and most effective channel delivery and distribution vehicles.

NetSolutions revenues increased by $0.8 million, or 4.0%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and increased by $2.0 million, or 3.3%, in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The increased revenues were driven by an increase in spending per customer.

Other revenues were consistent at $3.1 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 and decreased by $3.6 million, or 28.6%, in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The decreases in revenues were due primarily to the completion of a significant non-core managed service contract at the end of the second quarter of fiscal 2012.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended January 31,				Nine months ended January 31,
	2013		2012		2013		2012
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Gross margin	$78.8	55.5%	$81.8	54.4%	$235.9	55.4%	$241.7	53.2%

Overall gross margin percentage in the third quarter of fiscal 2013 increased by an absolute 1.1% to 55.5% compared to 54.4% for the third quarter of fiscal 2012. For the first nine months of fiscal 2013 the gross margin increased an absolute 2.2% to 55.4% compared to 53.2% for the first nine months of fiscal 2012. Both increases were primarily due to a stronger gross margin percentage in the MCS segment. MCS gross margin percentage increased due to lower product and service costs as well as product mix as our sales mix continues to trend to higher margin software products.

NetSolutions gross margin percentage remained consistent in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 as well as the first nine months of fiscal 2013 when compared to the first nine months of fiscal 2012.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 37.2% of revenues in the third quarter of fiscal 2013 from 37.1% in the third quarter of fiscal 2012, a decrease of $3.1 million in absolute dollars. Our SG&A expenses for the third quarter of fiscal 2013 included certain non-cash charges, most significantly $5.6 million (third quarter of fiscal 2012—$5.6 million) for the amortization of intangible assets related to the fiscal 2008 acquisition of Inter-Tel. In addition, SG&A expenses included $1.1 million (third quarter of fiscal 2012—$1.1 million) of non-cash compensation expenses associated with employee stock options. The decrease in absolute dollars in SG&A expenses was largely driven by lower headcount as a result of the August 2012 restructuring actions, as described under Special Charges and Restructuring Costs below.

For the first nine months of fiscal 2013, SG&A expenses increased to 38.8% of revenues from 36.8% in the first nine months of fiscal 2012, a decrease of $2.2 million in absolute dollars. Our SG&A expenses for the first nine months of fiscal 2013 included certain non-cash charges, most significantly $16.8 million (first nine months of fiscal 2012—$16.8 million) for the amortization of intangible assets related to the fiscal 2008 acquisition of Inter-Tel. In addition, SG&A expenses included $3.3 million (first nine months of fiscal 2012—$3.8 million) of non-cash compensation expenses associated with employee stock options. The decrease in SG&A expenses was driven by lower headcount as a result of the August 2012 restructuring actions, as described under Special Charges and Restructuring Costs below, as well as lower variable compensation to employees due to lower revenue levels. This was partially offset by increased expenses for marketing events and legal costs relating to patent settlements incurred during the first quarter of fiscal 2013.

Research and Development (“R&D”)

R&D expenses in the third quarter of fiscal 2013 increased to 9.7% of revenues compared to 9.5% of revenues for the third quarter of fiscal 2012, a decrease of $0.5 million in absolute dollars. R&D expenses in the first nine months of fiscal 2013 increased to 9.9% of revenues compared to 9.6% of revenues for the first nine months of fiscal 2012, a decrease of $1.6 million in absolute dollars. The decrease in absolute dollars for both the three-month and nine-month periods was primarily driven by a reduction in costs as a result of the closure of a research and development facility in Ireland at the end of the third quarter of fiscal 2012.

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

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $7.3 million in the third quarter of fiscal 2013, consisting of $1.6 million of workforce reduction and facility-related charges and $5.7 million of acquisition-related costs. During the third quarter of fiscal 2013, we incurred $5.7 million of diligence costs during exclusive negotiations with a third party relating to a potential acquisition. We have concluded that we will not proceed with the transaction, but we continue to be subject to a non-disclosure agreement.

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

We recorded restructuring costs of $2.8 million in the third quarter of fiscal 2012. The special charges included $1.2 million for facility and employee termination costs for approximately 50 people related to the closure of a research and development facility in Ireland. In addition, as a result of the closure of this facility, we recorded income of $2.0 million related to currency translation adjustments that had previously been deferred through other comprehensive income. The remaining charges during the third quarter of fiscal 2012 were primarily for lease termination obligations and changes in estimates for previously recorded lease termination obligations.

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

Operating Income from Continuing Operations

We reported operating income from continuing operations of $4.5 million in the third quarter of fiscal 2013 compared to $8.8 million in the third quarter of fiscal 2012. The decrease was primarily due to higher special charges and restructuring costs as lower revenues were largely offset by a higher gross margin percentage and lower SG&A costs. We reported operating income from continuing operations of $8.5 million for the first nine months of fiscal 2013 compared to $13.6 million for the first nine months of fiscal 2012. The decrease was primarily due to lower revenues, which was partially offset by a higher gross margin percentage.

Non-Operating Expenses

Interest Expense

Interest expense was $4.6 million in the third quarter of fiscal 2013 compared to $4.7 million in the third quarter of fiscal 2012. Interest expense was $13.9 million for the first nine months of fiscal 2013 compared to $14.1 million for the first nine months of fiscal 2012. The slight decrease in interest expense was primarily due to lower debt balances, primarily as a result of the $2.2 million excess cash flow repayment made at the beginning of the second quarter of fiscal 2013 and the $12.3 million excess cash flow repayment made at the end of the first quarter of fiscal 2012.

Provision for Income Taxes

We recorded a net income tax recovery of $4.9 million in the third quarter of fiscal 2013, compared to a recovery of $0.7 million for the third quarter of fiscal 2012. The net income tax recovery in the third quarter of fiscal 2013 is the result of losses in certain jurisdictions and an expected tax recovery on certain non-recurring items, including the $5.7 million of diligence-related special charges and restructuring costs incurred during the quarter, as described above. We recorded a net income tax recovery of $6.1 million for the first nine months of fiscal 2013, compared to a recovery of $0.9 million for the first nine months of fiscal 2012. The net income tax recovery for the first nine months of fiscal 2013 was driven by the third quarter recovery, plus an increase in the tax rate in Ontario, Canada in the first quarter of fiscal 2013, which resulted in an increase in the value of our deferred tax assets.

Net Income (Loss) from Continuing Operations

Our net income from continuing operations for the third quarter of fiscal 2013 was $5.1 million compared to net income from continuing operations of $4.4 million in the third quarter of fiscal 2012. The net income from continuing operations relatively remained consistent as lower operating income from continuing operations was largely offset by higher tax recovery, as described above.

Our net income from continuing operations for the first nine months of fiscal 2013 was $1.6 million compared to a net loss from continuing operations of $0.6 million for the first nine months of fiscal 2012. The higher net income from continuing operations was primarily due to the tax recovery in the first nine months of fiscal 2013, which was partially offset by lower operating income from continuing operations, as described above.

Net Income (Loss) from Discontinued Operations

The operations of DataNet have been reported on the consolidated statements of operations as discontinued operations, as discussed in the “Significant events and recent developments” under the “Overview” section above. The following table provides information on the operations of DataNet for the periods presented:

	Three months ended		Nine months ended
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Revenues	$13.9	$13.9	$37.8	$43.1

Income (loss) from discontinued operations, before taxes	$(3.7)	$0.4	$(4.6)	$2.0
Income tax recovery (expense)	0.7	(0.2)	1.1	(0.8)

Net income (loss) from discontinued operations, net of tax	$(3.0)	$0.2	$(3.5)	$1.2

Our net loss from discontinued operations for the third quarter of fiscal 2013 was $3.0 million compared to net income from discontinued operations of $0.2 million in the third quarter of fiscal 2012. Our net loss from discontinued operations for the first nine months of fiscal 2013 was $3.5 million compared to net income from discontinued operations of $1.2 million for the first nine months of fiscal 2012. Included in the net loss from discontinued operations in the three and nine months ended January 31, 2013 are special charges and restructuring costs of $3.5 million consisting of a non-cash impairment of goodwill of $1.9 million, a non-cash impairment of inventory of $0.7 million and net charge of $0.9 million to record the expected loss on the sale in the fourth quarter of fiscal 2013.

Excluding the special charges and restructuring costs, the decrease in net income from discontinued operations was driven by lower revenues and lower gross margin, including through our direct business as a result of our new go-to-market model.

Net Income (Loss)

Our net income for the third quarter of fiscal 2013 was $2.1 million compared to net income of $4.6 million in the third quarter of fiscal 2012. Our net loss for the first nine months of fiscal 2013 was $1.9 million compared to net income of $0.6 million for the first nine months of fiscal 2012. The unfavorable changes for the three- and nine-month periods were largely due to losses from our discontinued operations, which offset higher net income from continuing operations.

Other Comprehensive Income (Loss)

Other comprehensive loss for the three months and nine months ended January 31, 2013 includes a loss of $19.2 million and $12.9 million, respectively, related to pension liability adjustments on the Company’s U.K. subsidiary’s defined benefit pension plan. At January 31, 2013, the pension valuation from April 30, 2011 was updated to reflect a change in assumptions and actual investment performance for the first nine months of fiscal 2013. This increase in pension liability was partially offset by an unrecognized gain on pension curtailment.

In November 2012, the Company’s defined benefit pension plan was changed prospectively to a defined contribution plan. Benefits earned by members under the defined benefit pension plan up to the time of the change were not affected. Such earned benefits will continue to be paid out of the defined benefit pension plan. The change was accounted for as a plan curtailment as the expected years of future service changed from 18 years to nil. The plan curtailment resulted in a reduction of the pension liability of $6.7 million primarily due to no longer using a rate of compensation increase to calculate the projected benefit obligation, as no further benefits are being earned. This decrease in the liability was recorded against the unamortized loss in accumulated other comprehensive income. In addition, as all members of the pension plan are now inactive, the remaining unamortized loss will be amortized over 38 years, the average remaining life expectancy of all members. Prior to the curtailment, the unamortized loss was being amortized over 18 years, the average remaining service life of the active members.

Other comprehensive loss for the three months and nine months ended January 31, 2012 includes a loss of $20.0 million and $26.4 million, respectively, related to pension liability adjustments on the Company’s U.K. subsidiary’s defined benefit pension plan. At January 31, 2012, the pension valuation from April 30, 2011 was updated to reflect a change in assumptions and actual investment performance for the first nine months of fiscal 2012.

Other comprehensive loss for the three months ended January 31, 2012 includes $2.0 million relating to the closure of our research and development facility in Ireland. As the facility was closed in the third quarter, we recorded as income $2.0 million for foreign currency translation gains which had previously been deferred through other comprehensive income.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $22.4 million in the third quarter of fiscal 2013 compared to $21.4 million in the third quarter of fiscal 2012, an increase of $1.0 million. This increase was driven primarily by lower SG&A and R&D expenses, which were partially offset by gross margin from lower revenues and lower Adjusted EBITDA from discontinued operations.

Adjusted EBITDA, a non-GAAP measure, was $58.4 million in the first nine months of fiscal 2013 compared to $61.6 million in the first nine months of fiscal 2012, a decrease of $3.2 million. This decrease was driven by our lower Adjusted EBITDA in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The first quarter decrease was driven by lower gross margin due to lower revenues, higher SG&A expenses and lower Adjusted EBITDA from discontinued operations.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, see “Selected consolidated financial data—Results of operations”, elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three and nine months ended January 31, 2013 and January 31, 2012.

	Three months ended January 31,			Nine months ended January 31,
	2013	2012	Change	2013	2012	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$17.3	$15.4	$1.9	$37.4	$31.6	$5.8
Investing activities	(2.6)	(5.4)	2.8	(10.5)	(11.9)	1.4
Financing activities	(1.0)	(1.4)	0.4	(4.3)	(15.3)	11.0
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.6)	0.1	(0.7)	(1.4)	0.7

Increase (decrease) in cash and cash equivalents	$13.2	$8.0	$5.2	$21.9	$3.0	$18.9

Cash Provided by Operating Activities

Cash generated from operating activities in the third quarter of fiscal 2013 was $17.3 million compared to $15.4 million in the third quarter of fiscal 2012. The third quarter increase was largely due to favorable change in non-cash operating assets and liabilities, in particular the change in accounts payable and accrued liabilities. This was partially offset by lower operating income and a higher loss from discontinued operations. The cash generated from operating activities for the first nine months of fiscal 2013 was $37.4 million compared to $31.6 million for the first nine months of fiscal 2012 due primarily to the same factors as for the third quarter.

Cash Used in Investing Activities

Net cash used for investing activities was $2.6 million in the third quarter of fiscal 2013 compared to $5.4 million in the third quarter of fiscal 2012. Net cash used for investing activities was $10.5 million in the first nine months of fiscal 2013 compared to $11.9 million in the first nine months of fiscal 2012. The lower use of cash in the fiscal 2013 periods was due primarily to higher additions to property, plant and equipment in the fiscal 2012 periods, including our investment in facilities and information technology infrastructure made during those periods.

Cash Used in Financing Activities

Net cash used in financing activities in the third quarter of fiscal 2013 was $1.0 million compared to cash used in financing activities of $1.4 million during the third quarter of fiscal 2012. Net cash used in financing activities in the first nine months of fiscal 2013 was $4.3 million compared to cash used in financing activities of $15.3 million during the first nine months of fiscal 2012. The use of cash in the first nine months of fiscal 2013 includes a $2.2 million excess cash flow repayment of our first lien term loan made in August 2012. The use of cash in the first nine months of fiscal 2012 includes a $12.3 million excess cash flow repayment of our first lien term loan made in July 2011.

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $0.5 million during the third quarter of fiscal 2013 (third quarter of fiscal 2012— decreased by $0.6 million) and decreased by $0.7 million during the first nine months of fiscal 2013 (first nine months of fiscal 2012—decreased by $1.4 million).

Liquidity and Capital Resources

As of January 31, 2013, our liquidity consisted primarily of cash and cash equivalents of $100.6 million. Our undrawn $30.0 million revolving facility matured in August 2012. At January 31, 2013, we had a liability of $304.0 million (April 30, 2012—$306.1 million) relating to amounts outstanding under our secured credit facilities, consisting of a first lien term loan due August 2014 and second lien term loan due August 2015.

In August 2012, we repaid $2.2 million of our first lien term loan primarily relating to the annual repayment of excess cash flow as defined in the first lien credit agreement. The annual excess cash flow payment is due 100 days after our fiscal year-end.

In February 2013, we completed a refinancing of our senior long-term debt by entering into new credit agreements, consisting of an undrawn $40.0 million first lien revolving credit facility, a $200.0 million first lien term loan and an $80.0 million second lien term loan. Proceeds of $276.4 million from the new credit facilities (net of original issue discount of $3.6 million), along with approximately $35.0 million of cash, were used to repay the remaining $174.0 million outstanding first lien term loan and $130.0 million outstanding second lien term loan, as well accrued interest and fees and expenses related to the transaction.

The undrawn $40.0 million first lien revolving credit facility bears interest at LIBOR, or a base rate at our option, plus 5.75% and matures in February 2018. The $200.0 million first lien term loan bears interest at LIBOR (subject to a 1.25% floor), or a base rate at our option, plus 5.75% and matures in February 2019. The first lien term loan requires quarterly principal repayments of 0.25% of the original outstanding principal. The $80.0 million second lien term loan bears interest at LIBOR (subject to a 1.25% floor), or a base rate at our option, plus 9.75% and matures in February 2020, with no mandatory principal repayments prior to maturity.

We are also required to make annual principal repayments on the first lien term loan (and, once the first lien term loan is repaid, on the second lien term loan) based on a percentage of excess cash flow (as defined in the first and second lien credit agreements). The annual repayments are required to be paid within 100 days of the end of the fiscal year, beginning in fiscal 2014.

At January 31, 2013 and April 30, 2012, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

We have a defined benefit pension plan in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001. In November 2012, the defined benefit pension plan was changed prospectively to a defined contribution plan. Benefits earned by members under the defined benefit pension plan up to the time of the change were not affected. Contributions to fund the existing benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including employee turnover and retirement rates, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In October 2010, the Company’s annual funding requirement to fund the pension deficit for the 2011 calendar year was determined to be $4.0 million (£2.5 million), and increases at an annual rate of 3% for the calendar years 2012 and 2013. In the three and nine months ended January 31, 2013, we contributed $1.0 million and $3.1 million, respectively, to fund the pension deficit (three and nine months ended January 31, 2012—$1.0 million and $3.0 million, respectively).

We believe that we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of equity or debt may be required to be used, in whole or in part, to make mandatory payments under our new credit facilities. We believe that our sources of liquidity beyond the next 12 months will be from our then-current cash balances, our new $40.0 million revolving credit facility and funds from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of January 31, 2013:

	Payments Due by Fiscal Year
Contractual Obligations	Last three months of 2013	2014	2015	2016	2017	2018 and beyond	Total
	(in millions)
Long-term debt obligations (1)	$6.3	$24.8	$24.7	$24.4	$24.3	$320.8	$425.3
Capital lease obligations (2)	1.5	4.4	3.3	2.4	0.7	—	12.3
Operating lease obligations (3)	4.6	14.1	12.9	11.0	6.1	17.8	66.5
Defined benefit pension plan contributions (4)	1.3	3.5	—	—	—	—	4.8
Other (5)	1.1	4.3	4.1	2.0	—	—	11.5

Total	$14.8	$51.1	$45.0	$39.8	$31.1	$338.6	$520.4

(1)	The contractual obligations for long-term debt in this table reflect the new credit facilities entered into February 2013, as described under the Liquidity and Capital Resources section. The repayment of our existing credit facilities is not reflected in this table. The amounts presented consist of the principal balance and interest payments for the first and second lien term loans. Interest on the first and second lien term loans is based on LIBOR plus 5.75%, and LIBOR plus 9.75%, respectively, with LIBOR subject to a floor of 1.25%. No amounts have been reflected for the required excess cash flow repayments beginning 100 days after the end of fiscal 2014, as the amounts are not reasonably estimated.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these obligations range from 5.5% to 11.0%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the estimated contribution to our defined benefit pension plan in the United Kingdom over the next 12 months. The amount of annual employer contributions required to fund the deficit is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In October 2010, the Company’s annual funding requirement to fund the pension deficit for the calendar year 2011 was determined to be $4.0 million (£2.5 million), with increases at an annual rate of 3% for calendar years 2012 and 2013. Future funding requirements after calendar year 2013 are highly dependent on the unfunded pension liability and the time period in which the deficit is amortized. As a result, liabilities arising from the remaining unfunded deficit in our defined benefit pension plan are not included in the above table.
(5)	Represents payments under an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $10.5 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At January 31, 2013, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that are not included in our balance sheet, were $112.8 million (April 30, 2012—$135.8 million).

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

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.6% of the ending aggregate lease portfolio as of January 31, 2013 compared to 4.9% at April 30, 2012. The reserve is based on a review of our past write-off experience and a review of the accounts receivable aging as of January 31, 2013. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable, the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of January 31, 2013 and April 30, 2012, the provision represented 4.3% and 4.0% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first nine months of fiscal 2013 are included in note 13 to the unaudited interim consolidated financial statements.

For the three and nine months ended January 31, 2013, stock-based compensation expense was $1.1 million and $3.3 million, respectively (three and nine months ended January 31, 2012—$1.1 million and $3.8 million, respectively). As at January 31, 2013, there was $6.8 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2012—$8.5 million). We expect this cost to be recognized over a weighted average period of 2.1 years (April 30, 2012—2.5 years).

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

In February 2013, the FASB issued ASU 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that companies must report the effect of significant reclassifications out of accumulated comprehensive income on the respective line items in net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity may cross-reference to the relevant note disclosure. We are required to adopt this ASU in the fourth quarter for fiscal 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended January 31, 2013, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of disclosure controls and procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 (a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended January 31, 2013 and January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 31, 2013 and April 30, 2012; (ii) Consolidated Statements of Operations for the three and nine months ended January 31, 2013 and January 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended January 31, 2013 and January 31, 2012; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended January 31, 2013; (v) Consolidated Statements of Cash Flows for the three and nine months ended January 31, 2013 and January 31, 2012; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.(1)

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.