Form 10-K
period 2013-04-30
MITEL NETWORKS CORP
filed 2013-06-24
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2013

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
Toronto Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $54,003,196 as of October 31, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 21, 2013, there were 53,703,016 common shares outstanding.

EXPLANATORY NOTE

Mitel Networks Corporation (the “Company” or “Mitel”) qualifies as a foreign private issuer for purposes of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead of filing annual and periodic reports on forms available for foreign private issuers, the Company is filing this annual report on Form 10-K (this “Report” or “Annual Report”) and has been filing and expects to continue to file quarterly reports on Form 10-Q and current reports on Form 8-K. However, as a Canadian foreign private issuer, the Company prepares and files its management information circulars and related materials in accordance with Canadian corporate and securities law requirements. As the Company’s management information circular is not prepared and filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of this Report from its management information circular, and accordingly has included that information in this Report on Form 10-K.

All dollar amounts quoted in this Report are provided in currency of the United States unless otherwise stated.

MITEL NETWORKS CORPORATION

2013 FORM 10–K ANNUAL REPORT

PART I

Item 1. Business

The Company

Mitel is a global provider of business communications and collaboration software and services. We focus on the small-to-medium sized enterprise, or SME, market. Our Internet Protocol, or IP, based communications solutions consist of a combination of cloud and premises-based IP telephony platforms, which we deliver as software, appliances, and desktop devices, and a suite of unified communications and collaboration, or UCC, applications that integrate voice, video and data communications with business applications. We also offer cloud-based telephony services and a wide range of network services in the U.S. market.

Our solutions are scalable, flexible, and easy to deploy, manage and use. Our solutions interoperate with various systems supplied by other vendors, which allows our customers to utilize their existing communications infrastructure and gives them the flexibility to choose the solutions that best address their individual business needs. We have also designed our software and appliances to allow access to our solutions from mobile devices, including Apple, Android and Research in Motion (doing business as BlackBerry), or RIM. We complement our core IP communications solutions with support, professional, and managed services for our customers, including channels that range from planning and design through to implementation and support.

We have invested heavily in the research and development, or R&D, of our IP-based communications solutions to take advantage of the telecommunications industry shift from traditional communications systems to IP-based cloud and premises-based communications solutions. We believe our early and sustained R&D investments have positioned us well to capitalize on the industry shift from legacy systems to IP-based communications solutions, including UCC. Our consistent investment in innovation has also enabled us to develop and bring to market virtualized solutions and technology that enables the delivery of cloud services which are increasingly shaping the business communications landscape.

Since the introduction of our IP-based systems in 1999, our IP-based appliances have supported the communications needs of over 9.3 million users in more than 100 countries. With increased adoption of cloud computing, we have continued to build our market position with our cloud solutions which have an installed base of more than 262,000 users.

Today, we have a primarily indirect distribution channel, which addresses the needs of customers through channel partners worldwide. Our R&D has enabled us to produce a global portfolio of over 1,700 patents and pending applications, and provides us with the enhanced knowledge to anticipate market trends and meet the current and future needs of our customers.

We are structured around two primary geographic markets defined as the Americas, which includes the United States, Canada, the Caribbean and Latin America, and International, which includes Europe, the Middle East, Africa and Asia Pacific. Mitel also operates as two primary business units; Mitel Communications Solutions, or MCS, and Mitel NetSolutions, or NetSolutions.

We had a total of 1,652 employees worldwide at the end of fiscal 2013. Many of our employees are also common shareholders and over 46% of our employees hold options to acquire our common shares, which we believe aligns the interests of our employees and our Company. Our common shares are listed on The Nasdaq Global Market under the symbol “MITL” and on the Toronto Stock Exchange (TSX) under the symbol “MNW”.

MCS Business Unit

MCS provides a wide range of IP telephony platforms and UCC solutions to organizations of all types and sizes worldwide. We seek to ensure that our products address a broad range of customer and geographic markets. Our solutions are scalable, flexible and easy to deploy, manage and use. We believe that our solutions enable our customers to realize significant cost benefits and operate more effectively. Our IP-based communications solutions include a combination of IP telephony platforms, which we deliver as software, appliances and desktop devices, and UCC applications that integrate voice, video and data communications with business applications. These solutions can be complemented with our comprehensive portfolio of support, professional, and managed services.

IP Telephony Platforms

Software

Our IP telephony software, which provides the foundation for our integrated communications solutions, can be deployed on a customer’s premise, hosted by us, or in private or public cloud environments. To efficiently address specific markets, taking into account business size, operations, infrastructure, deployment and price, our IP telephony software can be deployed on virtualized data center infrastructure, industry standard servers or on functionally optimized appliances.

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

Appliances

Our appliances are optimized yet expandable packages combining the more popular software and hardware capabilities of their intended market. These appliances include:

•

Mitel 3300 ICP, which bundles MCD, certain mobility and UCC applications as well as legacy connectivity, can be deployed, if required, as a simple IP-to-legacy gateway and upgraded to a fully integrated communications appliance;

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

Desktop Devices

Our desktop devices include a broad range of IP and digital phones, specialty desktop devices, and peripherals, which are recognized in the industry for ease of use, feature set, and style. Our IP phones are designed to work across our IP telephony software and appliances. Our mid-market and premium IP phones have large, high-quality graphical displays which enable easy access to a variety of business applications and web content.

We also offer a variety of specialty desktop devices, including IP operator consoles and video and audio conference units, and peripherals that augment our desktop devices. These peripherals include cordless handsets and headsets, receptionist key modules and other modules such as Bluetooth and local phone line integration that enable local enhanced 9-1-1 calling for remote workers. In addition, we partner with industry-leading vendors to provide other specialized devices, such as Wi-Fi and DECT wireless phones.

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

•	Mobility—extends business communications capabilities to mobile devices, improving the ability of employees to connect with the office and be productive;

•	Customer Interaction Solutions—a multi-media capable application for the operation and management of contact centers;

•	Unified Messaging—unified multi-media messaging, including email, voicemail and fax, with integration into messaging products such as Microsoft Exchange and IBM Lotus Notes;

•	Audio, Video & Web Conferencing—collaboration and conferencing tools for users including audio and video conferencing, webcasting and document sharing;

•	Speech Auto Attendant—automated attendant allowing incoming callers to select departments and reach employees by speaking their names;

•	Teleworker Solution—simple and secure telephone operation and communications for remote and home based users over the public Internet; and

•	Business Dashboard—easy to use business analytics of communications system usage.

MCS Service Offerings

We offer a comprehensive portfolio of support, professional and managed services to our customers and channels. These services provide life cycle management for our solutions from planning and implementation to ongoing support. We help maximize the value of our solutions for our customers based on their particular financial and operational needs. Our services include:

•	lifecycle management, such as project management, installation, training, maintenance, remote monitoring, professional services, consulting and integration services;

•	support services, including hardware repair and Mitel Software Assurance for technical support and core software upgrades;

•

managed service solutions in specific countries, with benefits such as a guaranteed renewal option, risk of loss coverage, fixed migration pricing, and upgrade and expansion flexibility. This includes our comprehensive package of managed services in the United States branded as the TotalSolution® program; and

•	financing of our managed service solutions.

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

•

Our strategic alliances are generally with leaders in adjacent markets or complementary technologies which, when combined with our products and services, create beneficial solutions for our customers. Our strategic partners include VMware, Inc. and RIM;

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

Customers

Since the introduction of our IP-based systems in 1999, our IP-based appliances have supported the communications needs of over 9.3 million users in more than 100 countries. With increased adoption of cloud computing, we have continued to build our market position with our cloud solutions which have an installed base of more than 262,000 cloud users, from both MCS and NetSolutions combined. Our largest customer represented only 2.8% of our revenues in fiscal 2013. Our broad customer base reflects our historical strength in the SME market as well as continued penetration among enterprises.

We have also developed a comprehensive understanding of certain vertical markets such as hospitality, education, government, healthcare, and retail. Our solutions can be tailored to meet the business communications needs of these and other vertical markets.

Sales and Marketing

We have a primarily indirect distribution channel, which addresses the needs of customers in more than 100 countries through our channel partners worldwide.

We believe our extensive channel partner network combined with our corporate and regional support allows us to scale our business for volume and sell our solutions globally, resulting in an efficient cost of sale model. We recruit our channel partners with a focus on expanding our market coverage and securing the skills needed to successfully sell, implement and support IP-based communications solutions.

We differentiate our solutions and enhance our channels to market through strategic relationships with innovative strategic partners. Our channel partners are supported by teams of Mitel sales executives, systems engineers, technical account managers and support staff. To complement our channel partner network, we also provide support to independent consultants who assist companies with network design, implementation and vendor selection.

Our channel strategy in North America includes a direct touch sales organization to identify new business opportunities for our channel partners. Under this model, direct touch representatives work with end customers to develop a solution and deliver this opportunity to the channel partner for fulfillment. In addition there are opportunities for our North American channel partners to augment their service revenues by joining the Mitel Authorized Partner Services Program, or APSP, which allows Mitel service requests to be contracted directly through our authorized partners. Finally, in order to support channel partners in introducing new technology or solution opportunities (such as data center virtualization skills), we make our suite of professional services offerings available so that we may provide skilled resources to support our partners in new focus areas.

Mitel’s market strategy in the international market is exclusively focused on an indirect channel model. In these markets, we are a channel-centric vendor with sales, engineering, training and marketing resources aligned to support channel partners. In specific countries, namely the UK, Netherlands and France, the channel structure is complemented by Mitel high-touch sales teams who provide vertical market sales and business development expertise to support those channels in selling into larger enterprise organizations. We work with a variety of channel categories based on specific country market requirements, market coverage and in-country resources.

Our marketing organization and strategy delivers marketing programs to enhance our brand and drive demand. Primary emphasis is on positioning Mitel as a cloud supplier with increased marketing focus and investments in digital media designed to increase Mitel’s brand relevance and visibility to customers. Global channel marketing programs enable and drive demand for more than 1,400 channel partners.

Manufacturing and Supply Chain Management

A significant amount of our portfolio consists of appliances and desktop devices. Our objective is to deliver high-quality and unique products to our channel partners and customers while optimizing our operational cost structure and ensuring continuity of supply. To meet this objective, we leverage our contract manufacturers and component suppliers, protect supply continuity and facilitate manufacturing portability across manufacturers.

We use high-volume contract manufacturers and component suppliers. We require our component suppliers to make information visible so that we can assess their performance for technical innovation, financial strength, quality, support and operational effectiveness. Our primary contract manufacturers are Flextronics International Ltd., or Flextronics, Sanmina-SCI Corporation, or Sanmina and Pegatron Corporation, or Pegatron. Our manufacturing relationships with Flextronics and Sanmina (or its predecessors) date back to 2006 and 2001, respectively, while our relationship with Pegatron began in July 2012. We do not have any long-term purchase commitments with our contract manufacturers.

In order to maintain our continuity of supply and reduce supply chain barriers, our products are designed for manufacturing portability. Approximately 95% of our hardware revenue is portable between contract manufacturers, with a lead time of typically not more than 14 weeks. We also implement portable designs by limiting the use of custom and sole source components and adhering to industry standard Design For Manufacture and Design For Test guidelines. We dual source the majority of our high-volume products, including our core IP telephony platforms. Approximately 47% of our hardware is currently dual sourced, primarily between Flextronics and Sanmina. Approximately 5% of hardware, primarily legacy systems and devices, are sole sourced.

We manage our own product distribution facilities either directly or through the use of third-party logistics management specialists, and, in some regions, wholesale distributors, all of which are managed by our logistics team. This is implemented with geographically diverse points of distribution, with our principal facilities being in the United States, Canada and the United Kingdom.

Research and Development

Our history of success as an early adopter in software-based communications solutions has provided us with the foundation for continued innovation in IP-based communications solutions and UCC applications. We have invested in our R&D practices to take advantage of new methodologies, in part enabled by the technology shift itself. Our R&D efforts are focused on initiatives which we believe are highly likely to provide compelling returns. We achieve this goal through effective partnerships, lead customer engagement, operational measurement and organizational best practices.

At April 30, 2013, we had 279 employees working in our R&D department. Our R&D personnel are primarily located in two locations: Ottawa, Canada; and Mesa, Arizona. Please see Item 6, “Selected Financial Data”, of Part II in this Report for the amount spent during each of the last three fiscal years on R&D activities determined in accordance with U.S. generally accepted accounting principles, or GAAP.

Intellectual Property

Our intellectual property assets include patents, industrial designs, trademarks, proprietary software, copyrights, domain names, operating and instruction manuals, trade secrets and confidential business information. These assets are important to our competitiveness and we continue to expand our intellectual property portfolio in order to protect our rights in new technologies and markets. We have a broad portfolio of over 1,700 patents and pending applications, covering over 500 inventions, in areas such as Voice-over IP, or VoIP, collaboration and presence.

We leverage our intellectual property by asserting our rights in certain patented technologies. Certain companies have licensed or offered to purchase patents within our portfolio.

Our solutions contain software applications and hardware components that are either developed and owned by us or licensed to us by third parties. The majority of the software code embodied in each of our core call-processing software, IP-based teleworker software, wireless telephony software applications, integrated messaging and voicemail software, and collaboration interfaces has been developed internally and is owned by us.

In some cases, we have obtained non-exclusive licenses from third parties to use, integrate and distribute with our products certain packaged software, as well as customized software. This third-party software is either integrated into our own software applications or sold as separate self-contained applications, such as voicemail or unified messaging. The majority of the software that we license is packaged software that is made generally available and has not been customized for our specific purpose. If any of our third-party licenses were to terminate, our options would be to either license a functionally equivalent software application or develop the functionally equivalent software application ourselves.

We have also entered into a number of non-exclusive license agreements with third parties to use, integrate and distribute certain operating systems, digital signal processors and semiconductor components as part of our communications platforms. If any of these third-party licenses were to terminate, we would need to license functionally equivalent technology from another supplier.

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

Employees

At April 30, 2013, we had 1,539 employees in the MCS business unit, including sales staff and general and administrative corporate staff. We believe that our future success depends, in large part, on our ability to attract, retain and motivate highly skilled managerial, professional and technical employees. Our compensation programs include opportunities for regular annual salary reviews, profit sharing, bonuses and stock options. We continue to actively recruit skilled employees and we believe that relations with our employees are generally positive.

Competition

Competition for our MCS business is primarily from two groups of vendors: traditional IP communications vendors, and software vendors who are adding communications and collaboration solutions to their offerings.

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

Mitel NetSolutions Business Unit

NetSolutions is a communications service provider focused on delivering a suite of subscription-based telecommunications solutions and services to business customers including cloud-based/hosted applications, network services and connectivity. These services can be delivered independently or integrated with our MCS solutions and delivered as part of our managed service offerings. We do not operate our own network. We purchase network capacity wholesale from carriers, which we resell to our customers in various retail offerings.

We address market demand for telecommunications services through three distinct service offerings, enabling us to provide product solutions over the public network or in combination with our MCS solutions. Our network services are offered in the United States only. Branded as NetSolutions® our services are primarily designed to:

•	Leverage and deploy communications services to meet the performance and value metrics of each individual business or organization;

•	Deliver solutions optimized for our UCC solutions; and

•	Unify traditional wireline and wireless communications services along with newer and growing cloud-based offerings to provide 360 degrees of convergence from a single-source provider.

NetSolutions Service Offerings

NetSolutions services include:

•	Mitel AnyWare, a turnkey cloud-based service that enables business customers to fulfill their communications requirements without the need to own and maintain a traditional phone system;

•	Mitel Mobile Solutions, providing business-class 3G and 4G wireless voice, text and Internet services on a nationwide network; and

•	Mitel NetSolutions Voice and Data, Mitel’s Competitive Local Exchange Carrier, or CLEC, which provides businesses with voice and data communication services in all 50 U.S. states.

Cloud Communications Offering (Mitel AnyWare)

Mitel AnyWare is a comprehensive cloud communications service that delivers complete communications requirements for a monthly subscription fee, eliminating the need for businesses to buy and maintain a phone system on their premises. Mitel AnyWare is designed for organizations with five to 500 employees, and delivers cloud-based UCC solutions using the single Mitel UCC software stream. As a result, this service delivers the same look, feel and user experience to Mitel AnyWare customers as those purchasing our MICD premises-based solutions. Mitel AnyWare provides rich enterprise-class features and reliability required by business customers with the flexibility to add and change users as changing business requirements dictate. The features are easy to use and enable users to take advantage of a range of productivity enhancing features.

Mobile Communications Offering (Mitel Mobile Solutions)

Mitel Mobile Solutions offers an integrated mobile communication service that provides wireless voice, text and data access to business customers. Benefits include nationwide 3G/4G wireless network coverage, the latest device options, and enterprise-wide bundling with wireline SIP Trunk access. In addition, this service offers UCC features that can include integration with employees’ desktop phones or local voice services, and the ability for employees across an organization to share wireless minutes. Mitel Mobile can integrate the Mitel Communications Director, or MCD, and MICD communications platforms with wireless devices to enable voice and UCC features to be merged and managed like data applications on a corporate server. Mitel Mobile also enables customers to pair their Mitel NetSolutions local SIP-based DID number with their Mitel Mobile device in order to provide wireline-to-wireless business continuity. In addition, Mitel Mobile devices can be integrated into the Mitel AnyWare communications solution enabling the mobile device to be used as the customer’s primary or secondary device. It also offers unified voice mail, extension to extension intercompany dialing, unified outbound calling line identification and other features which integrate with the Mitel AnyWare cloud communications solution.

Communications Service Provider Offering

Mitel NetSolutions is a registered CLEC offering complete local, long distance, Internet access and complex data network services in all 50 states in the U.S. Local services include PSTN and SIP services across the U.S., WAN and Broadband IP technologies including MPLS, VPLS, Optical and Metro-Ethernet. Additional cloud solutions include Infrastructure as a Service, cloudNOC™ Network Management and Audio and Web collaboration. NetSolutions telecommunications services can be bundled with Mitel AnyWare, Mitel Mobile and Mitel premises-based UCC solutions, providing business customers the benefit of a seamless, integrated communications offering from a single supplier. NetSolutions offerings are also delivered and optimized to complement and enhance our core technology platforms, providing a beneficial customer friendly service delivery and support model enabling our customers to outsource their entire communications infrastructure and services environment to Mitel and our channel partners. In addition, our offerings allow geographically dispersed organizations to consolidate their network services with a single provider nationally, easing the IT burden associated with coordinating multiple vendors across a broad service delivery footprint. We also have expertise in delivering advanced SIP Trunking services to businesses enabling them to maximize the benefits of centralization and virtualization for multi-location organizations. These deployments can result in significant IT and economic benefits for our customers as they upgrade their technology infrastructure with simplified management and reduced operating costs.

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

•

Our strategic alliances are generally with leaders in adjacent markets or complementary technologies which, when combined with our products and services, create beneficial solutions for our customers. Our strategic partners include AT&T, Level 3 Communications, Sprint and Verizon.

•

NetSolutions is affiliated with MCS. We deploy MCS technology in a cloud-based delivery model in order to provide a cloud-based or hosted solution for our customers. Examples of MCS technology deployed in this fashion are our Mitel AnyWare Cloud Communications solution and Mitel AnyWare Infrastructure as a Service.

•	Our operational partners allow us to leverage their capabilities to optimize our service delivery and support. These include vendors such as IDI Billing Solutions and OSG Billing Services.

•	We have a large number of other partners who offer complementary solutions and expertise in areas that are not core to our business, many of which are integrated into our solutions.

Sales and Marketing

NetSolutions has a two-tiered distribution model, utilizing direct and indirect channels to address the needs of customers in the United States. NetSolutions utilizes Mitel’s broad-based and established U.S.-based channel partner sales force, direct NetSolutions sales representatives, and other agents to sell solutions and services to business customers in the United States. We also sell wholesale cloud services to other service providers, such as Sprint, who then resell the service to their end-users.

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

Demand generation and brand development is conducted through investment in digital marketing, social media, advertising, media outreach, trade conferences, product and solution launch campaigns, and analyst and public relations.

Customers

NetSolutions currently serves approximately 9,000 small and medium sized business customers across the U.S., delivering a predictable revenue stream driven by recurring revenue streams derived from our retail cloud solutions, mobility offering and related services. NetSolutions customers enjoy a broad portfolio of cloud delivered offerings, mobility services and traditional network services optimized for the Mitel product portfolio.

Employees

At April 30, 2013, we had 113 employees in the NetSolutions business unit. Our future success depends in large part on our ability to attract, retain and motivate our highly skilled managerial, professional and technical resources. Our compensation programs include opportunities for regular annual salary reviews, profit sharing, bonuses and stock options. We continue to actively recruit skilled employees and we believe that relations with our employees are generally positive.

Competition

Competitors for our NetSolutions Mitel AnyWare cloud communications solution include U.S.-based hosted and cloud services providers such as Broadvox LLC, 8X8, Inc., Fonality, Inc., J2 Global, Inc., PanTerra Networks, Inc., ShoreTel, Inc., Telesphere Networks, Ltd., West IP Communications, Inc. and other hosted PBX providers. Competitors for our Mitel Mobile offerings include AT&T Inc., Verizon Communications Inc., Sprint Nextel Corporation, T-Mobile USA, Inc. and other mobile service providers. Competitors for our Mitel NetSolutions Communications Service Provider offerings include AT&T, Inc., Verizon Communications Inc., CBeyond Inc., U.S. Telepacific Corp., XO Holdings, Inc. and other communications service providers.

Availability of Information

We are a foreign private issuer within the meaning of Rule 3(b)-4 of the Exchange Act. We have filed and expect to continue to file our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K instead of filing annual and current reports on forms available for foreign private issuers. We prepare and file our management information circulars and related materials under Canadian corporate and securities law requirements, and as a foreign private issuer we are exempt from the requirements of Regulation 14A under the Exchange Act.

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

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate”, “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; our R&D expenditures; our ability to successfully implement our restructuring plans; our ability to successfully integrate acquisitions; our ability to successfully implement and achieve our business strategies; intense competition; our reliance on channel partners for a significant component of our sales; and our dependence upon a small number of outside contract manufacturers to manufacture our products. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

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

Our quarterly and annual revenues and operating results have historically fluctuated and are not necessarily indicative of results to be expected in future periods. A number of factors may cause our financial results to fluctuate significantly from period to period, including:

•	general economic conditions;

•	the fact that an individual order or contract can represent a substantial amount of revenues for that period;

•	the size, timing and shipment of individual orders;

•	changes in pricing or discount levels by us or our competitors;

•	changes in foreign currency exchange rates;

•	the mix of products sold by us;

•	the timing of the announcement, introduction and delivery of new products or product enhancements by us or our competitors;

•	the ability to execute on our strategy and operating plans;

•	the effect of acquisitions;

•	the ability to realize our deferred tax assets; and

•	changes in tax laws, regulations or accounting rules.

As a result of the above factors, a quarterly or yearly comparison of our results of operations is not necessarily meaningful. Prior results are not necessarily indicative of results to be expected in future periods.

If we do not successfully execute our strategic operating plan, or if our strategic operating plan is flawed, our business could be negatively affected.

Each year we review and update our strategic operating plan, which provides a road map for implementing our business strategy for the next three years. Allocation of resources, investment decisions, product life cycles, process improvements, strategic alliances and acquisitions are based on this plan. In developing the strategic plan we make certain assumptions including, but not limited to, those related to the market environment, customer demand, evolving technologies, competition, market consolidation and the global economy. If we do not successfully execute on our strategic operating plan, or if actual results vary significantly from our assumptions, our business could be adversely impacted. Potential adverse impacts include, but are not limited to, investments made in research and development that do not develop into commercially successful products, lower revenues due to our sales focus not being aligned with customer demand or an inability to compete effectively against competitors, operating inefficiencies, or unsuccessful strategic alliances or acquisitions.

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

Challenging economic conditions worldwide, particularly in the United States, the United Kingdom and elsewhere in Europe, have from time to time contributed, and may continue to contribute, to slowdowns in the communications industry at large, as well as in specific segments and markets in which we operate, resulting in, but not limited to:

•	reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers;

•	increased price competition for our products;

•	risk of excess and obsolete inventories;

•	risk of supply constraints;

•	risk of manufacturing capacity;

•	higher overhead costs as a percentage of revenue; and

•	higher interest expense.

Instability in the European economic zone and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. If global economic and market conditions or economic conditions in key markets remain uncertain, or if they deteriorate further, then we may experience material negative impacts on our business, operating results and financial condition.

We expect gross margin percentage to vary over time, and our level of product gross margin may not be sustainable.

While our level of gross margin percentage increased during fiscal 2013, increases in gross margin percentage may not be sustainable in the future and our gross margin percentage may decrease. A decrease in gross margin percentage, should it occur, can be the result of numerous factors, including:

•	changes in customer, geographic, or product mix, including mix of configurations within each product group;

•	introduction of new products, including products with price-performance advantages;

•	our ability to reduce production costs;

•	entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;

•	additional sales discounts;

•	increases in material, labor or other manufacturing-related costs, which could be significant particularly during periods of supply constraints;

•	excess inventory and inventory holding charges;

•	obsolescence charges;

•	changes in shipment volume;

•	the timing of revenue recognition and revenue deferrals;

•

increased cost, loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of contract manufacturers or suppliers deteriorates;

•	lower than expected benefits from value engineering;

•	increased price competition;

•	changes in distribution channels;

•	increased warranty costs; and

•	successful execution of our strategy and operating plans.

We rely on our channel partners (which includes our wholesale distribution channel) for a significant component of our sales and so disruptions to, or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it, could have a material adverse affect on our ability to generate revenues.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. A substantial portion of our revenues is derived through and dependent upon our channel partners, most of which also sell our competitors’ products. In addition, many potential channel partners have established relationships with our competitors and may not be willing to invest the time and resources required to train their staff to effectively market our solutions and services. The loss of or reduction in sales to these channel partners could materially reduce our revenues. Our competitors may in some cases be effective in causing our channel partners or potential channel partners to favor their products or prevent or reduce sales of our solutions. If we fail to maintain relationships with these channel partners, fail to develop new relationships with channel partners in new markets or expand the number of channel partners in existing markets, fail to manage, train or provide appropriate incentives to existing channel partners or if these channel partners are not successful in their sales efforts, sales of our solutions may decrease and our operating results would suffer.

We face intense competition from many competitors and we may not be able to compete effectively against these competitors.

The market for our solutions is highly competitive. We compete against many companies, including and in particular, in the case of MCS, Avaya Inc. and Cisco Systems, Inc., as well as Aastra Technologies Limited, Alcatel-Lucent S.A., Microsoft Corporation, NEC Corporation, Panasonic Corporation, ShoreTel, Inc., Siemens Enterprise Networks and Toshiba Corporation, and, in the case of NetSolutions, AT&T Inc., CBeyond Inc., Cypress Communications, Inc., 8X8, Inc., Fonality, Inc., J2 Global, Inc., PanTerra Networks, Inc., Sprint Nextel Corporation, Telesphere Networks, Ltd., T-Mobile USA, Inc., U.S. Telepacific Corp., Verizon Communications Inc., West IP Communications, Inc. and XO Holdings, Inc. In addition, because the market for our solutions is subject to rapidly changing technologies, we may face competition in the future from companies that do not currently compete in our business communications market, including companies that currently compete in other sectors of the information technology, communications or software industries, such as Google Inc., mobile communications companies or communications companies that serve residential, rather than business, customers.

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

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition.

Our solutions may fail to keep pace with rapidly changing technology and evolving industry standards.

The markets for our solutions are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, short product life cycles and changing business models. Therefore, our operating results depend on, among other things, existing and new markets, our ability to develop and introduce new solutions and our ability to reduce the production costs of existing solutions. The process of anticipating trends and evolving industry standards and developing new solutions is complex and uncertain, and if we fail to accurately predict and respond to our customers’ changing needs, and emerging technological trends, our business could be harmed. We commit significant resources to developing new solutions before knowing whether our investments will result in solutions that the market will accept. The success of new solutions depends on several factors, including new application and product definition, component costs, timely completion and introduction of these solutions, differentiation of new solutions from those of our competitors and market acceptance of these solutions. We may not be able to successfully identify new market opportunities for our solutions, develop and bring new solutions to market in a timely manner, or achieve market acceptance of our solutions.

The evolving markets for virtualized, cloud-based and hosted UCC solutions are subject to market risks and uncertainties that could cause significant delays and expenses.

We have made a significant investment in developing our IP-based communications solutions and transitioning our distribution channels to take advantage of the industry’s shift from legacy systems to IP-based communications solutions. The market is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for and market acceptance of products and services is uncertain. If the market fails to develop, develops more slowly than we anticipate or develops in a manner different than we expect, our solutions could fail to achieve market acceptance, which in turn could significantly harm our business.

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

Our business remains dependant on customer decisions to migrate their legacy telephony infrastructure to IP telephony and other advanced service delivery methods, including cloud computing. While these investment decisions are often driven by macroeconomic factors, customers may also delay adoption of IP telephony due to a range of other factors, including prioritization of other IT projects, and weighing the costs and benefits of deploying new infrastructures and devices. IP telephony adoption among new and additional IP telephony customers may not grow at the rates we currently anticipate.

Our business may be harmed if we infringe intellectual property rights of third parties.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing intellectual property rights owned by others. Our competitors, as well as a number of individuals, patent holding companies and consortiums, own, or claim to own, intellectual property relating to our industry. Our solutions may infringe the patents or other intellectual property rights of third parties. We cannot determine with certainty whether any existing third-party patent, or the issuance of new third-party patents, would require us to alter our solutions, obtain licenses, pay royalties or discontinue the sale of the affected applications and products. Our competitors may use their patent portfolios in an increasingly offensive manner in the future. We are currently and periodically involved in patent infringement disputes with third parties, including claims that have been made against us for the payment of licensing fees. We have received notices in the past, and we may receive additional notices in the future, containing allegations that our solutions are subject to patents or other proprietary rights of third parties, including competitors, patent holding companies and consortiums. Current or future negotiations with third parties to establish license or cross-license arrangements, or to renew existing licenses, may not be successful and we may not be able to obtain or renew a license on satisfactory terms, or at all. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could have a material adverse effect on our business.

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

We rely on trade secrets, know-how and technology that are not protected by patents to maintain our competitive position. We try to protect this information by entering into confidentiality agreements with parties that have access to it, such as our partners, collaborators, employees and consultants. Any of these parties may breach these agreements and we may not have adequate remedies for any specific breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights to the related or resulting know-how and inventions. If any of our trade secrets, know-how or other technologies not protected by a patent were to be disclosed to, or independently developed by, a competitor, our business, financial condition and results of operations could be materially adversely affected.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees may have been previously employed at other companies which provide integrated communications solutions, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize certain product candidates, which would adversely affect our commercial development efforts, business, financial condition and results of operations.

Our business requires a significant amount of cash and we may require additional sources of funds if our sources of liquidity are unavailable or insufficient to fund our operations.

We may not generate sufficient cash from operations to meet anticipated working capital requirements, execute our strategic operating plans, support additional capital expenditures or take advantage of acquisition opportunities. In order to finance our business, we may need to utilize available borrowings under our revolving credit facility, which is scheduled to mature in February 2018. Our ability to continually access this facility is conditioned upon our compliance with current and potential future covenants contained in the credit agreements governing our revolving credit facility and term loan facility. We may not be in compliance with such covenants in the future. We may need to secure additional sources of funding if our cash and borrowings under our revolving credit facility are unavailable or insufficient to finance our operations. Such funding may not be available on terms satisfactory to us, or at all. In addition, any proceeds from the issuance of equity or debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements. If we were to incur higher levels of debt, we would require a larger portion of our operating cash flow to be used to pay principal and interest on our indebtedness. The increased use of cash to pay indebtedness could leave us with insufficient funds to finance our operating activities, such as R&D expenses and capital expenditures. In addition, any new debt instruments may contain covenants or other restrictions that affect our business operations. If we were to raise additional funds by selling equity securities, the relative ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.

We have a significant amount of debt. This debt contains customary default clauses, a breach of which may result in acceleration of the repayment of some or all of this debt.

In February 2013, we entered into a new senior secured credit facility to refinance our then existing indebtedness. As of April 30, 2013, we had $200.0 million outstanding under our first lien term loan, which is scheduled to mature in February 2019 and $80.0 million outstanding under our second lien term loan, which is scheduled to mature in February 2020. As set out above, we also have a revolving component to the senior secured facility, which is scheduled to mature in February 2018. The credit agreements relating to these loans and the revolving credit facility have customary default clauses. In the event we were to default on these credit agreements, and were unable to cure or obtain a waiver of default, the repayment of our debt owing under these credit agreements may be accelerated. If acceleration were to occur, we would be required to secure alternative sources of equity or debt financing to be able to repay the debt. Alternative financing may not be available on terms satisfactory to us, or at all. Any new debt financing would require the cooperation and agreement of our existing lenders. If acceptable alternative financing were unavailable, we would have to consider alternatives to fund the repayment of the debt, including the sale of part or all of the business, which sale may occur at a distressed price.

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

Our working capital requirements and cash flows have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on a number of factors. If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected. For example, if we are unable to effectively manage fluctuations in our cash flows, we may be unable to make required interest payments on our indebtedness. Factors which could result in cash flow fluctuations include:

•	the level of sales and the related margins on those sales;

•	the timing of and amount paid for acquisitions;

•	the collection of receivables;

•	the timing and volume of sales of leases to third-party funding sources and the timing and volume of any repurchase obligations in respect of such sales;

•	the timing and size of capital expenditures;

•	the timing and size of purchase of inventory and related components;

•	the timing of payment on payables and accrued liabilities;

•	costs associated with potential restructuring actions; and

•	customer financing obligations.

Because we depend upon a small number of outside contract manufacturers, our operations could be delayed or interrupted if we encounter problems with these contractors.

We do not have any internal manufacturing capabilities, and we rely primarily upon a limited number of contract manufacturers, specifically: Flextronics, Pegatron and Sanmina. Our ability to ship products to our customers could be delayed or interrupted as a result of a variety of factors relating to our contract manufacturers, including:

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

We are also exposed to risks relating to the financial viability of our contract manufacturers as a result of business and industry risks that affect those manufacturers. In order to finance their businesses during economic downturns or otherwise, Flextronics, Pegatron and Sanmina may need to secure additional sources of equity or debt financing. Such funding may not be available on terms satisfactory to them, or at all, which could result in a material disruption to our production requirements.

If any of our contract manufacturers are unable or unwilling to continue manufacturing our products in required volumes and quality levels, we will have to identify, qualify, select and implement acceptable alternative manufacturers, which would likely be time consuming and costly. In particular, each of Flextronics, Pegatron and Sanmina are sole manufacturing sources for certain of our products. A failure of either of these parties to satisfy our manufacturing needs on a timely basis, as a result of the factors described above or otherwise, could result in a material disruption to our business until another manufacturer is identified and able to produce the same products, which could take a substantial amount of time, during which our results of operations, financial condition and reputation among our customers and within our industry could be materially and adversely affected. In addition, alternate sources may not be available to us or may not be in a position to satisfy our production requirements on a timely basis or at commercially reasonable prices and quality. Therefore, any significant interruption in manufacturing could result in us being unable to deliver the affected products to meet our customer orders.

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

Our business may be harmed by a delay in delivery of software applications from one or more of our suppliers. Many of our solutions are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various components in our solutions. These licenses may not be available on acceptable terms, or at all. Moreover, the inclusion in our solutions of software or other intellectual property licensed from third parties on a non-exclusive basis could limit our ability to protect our proprietary rights to our solutions. Non-exclusive licenses also allow our suppliers to develop relationships with, and supply similar or the same software applications to, our competitors. Our software licenses could terminate in the event of a bankruptcy or insolvency of a software supplier or other third-party licensor. Our software licenses could also terminate in the event such software infringes third-party intellectual property rights. We have not entered into source code escrow agreements with every software supplier or third-party licensor, and we could lose the ability to use such licensed software or implement it in our solutions in the event the licensor breaches its obligations to us. In the event that software suppliers or other third-party licensors terminate their relationships with us, are unable to fill our orders on a timely basis or their licenses are otherwise terminated, we may be unable to deliver the affected products to meet our customer orders.

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

Our financial results may be affected by fluctuations in exchange rates and our current currency hedging strategy may not be sufficient to counter such fluctuations.

Our financial statements are presented in U.S. dollars, while a significant portion of our business is conducted, and a substantial portion of our operating expenses are payable, in currencies other than the U.S. dollar. Due to the substantial volatility of currency exchange rates, exchange rate fluctuations may have an adverse impact on our future revenues or expenses presented in our financial statements. We use financial instruments, principally forward foreign currency contracts, in our management of foreign currency exposure. These contracts primarily require us to purchase and sell certain foreign currencies with or for U.S. dollars at contracted rates. We may be exposed to a credit loss in the event of non-performance by the counterparties of these contracts. In addition, these financial instruments may not adequately manage our foreign currency exposure. Our results of operations could be adversely affected if we are unable to successfully manage currency fluctuations in the future.

Our financial results will be negatively impacted if we are unable to realize our deferred tax assets.

As at our fiscal year end, April 30, 2013, our balance sheet contained a $35.3 million valuation allowance against deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Future losses or reduced estimates of future income may result in an increase to the partial valuation allowance or even a full valuation allowance on our deferred tax assets in future periods, which will negatively impact our results. See “Management’s Discussion & Analysis—Critical Accounting Policies—Income Taxes”.

Transfer pricing rules may adversely affect our income tax expense.

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

We offer customers the ability to bundle all their managed service communication expense into a single monthly payment lease, which we then generally pool and sell to third-party financial institutions. We derive revenues from the direct sale of pools of leases to third-party financial institutions. These leases are recurring revenue streams for us and typically produce attractive gross margins. If we are unable to secure attractive funding rates or sell these leases, our operating results would suffer. The challenging macroeconomic conditions, coupled with our level of indebtedness, have adversely impacted our ability to sell these leases in the past and may do so again in the future. The timing, volume and profitability of lease sales from quarter to quarter could impact our operating results. We have historically sold these pools of leases at least once per quarter. Furthermore, when the initial term of the lease is concluded, our customers have the option to renew the lease at a payment and term less than the original lease. We have typically held these customer lease renewals on our balance sheet, although we could also elect to sell these renewals to a third-party financial institution.

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

We have a number of strategic alliances, including VMware, Inc. and RIM and continue to pursue strategic alliances with other companies. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. If a strategic alliance fails to perform as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with customers, and our ability to develop new solutions in response to industry trends or changing technology may be impaired. In addition, we may face increased competition if a third party acquires one or more of our strategic alliances or if our competitors enter into additional successful strategic relationships.

We have made strategic acquisitions and may make strategic acquisitions in the future. We may not be successful in operating or integrating these acquisitions.

As part of our business strategy, we may consider acquisitions of, or significant investments in, other businesses that offer products, services and technologies complementary to ours. Such acquisitions or investments could materially adversely affect our operating results and the price of our common shares. Acquisitions and other strategic investments involve significant risks and uncertainties, including:

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

•

the potential to incur restructuring and other related expenses, including significant transaction costs that may be incurred regardless of whether a potential acquisition, merger or strategic investment is completed; and

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

Our operations and those of our contract manufacturers and outsourced service providers are vulnerable to interruption by fire, earthquake, hurricane, flood or other natural disaster, power loss, computer viruses, computer systems failure, telecommunications failure, quarantines, national catastrophe, terrorist activities, war and other events beyond our control. Our disaster recovery plans may not be sufficient to address these interruptions. The coverage or limits of our business interruption insurance may not be sufficient to compensate for any losses or damages that may occur.

A breach of the security of our information systems or those of our third-party providers could adversely affect our operating results.

We rely on the security of our information systems and, in certain circumstances, those of our third-party providers, such as vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. Information technology system failures, including a breach of our, or our third-party providers’, data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures or those of our third-party providers, information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ proprietary information. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of mission critical business collaboration and communications solutions. Such consequences could be exacerbated if we or our third-party providers are unable to adequately recover critical systems following a systems failure.

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

Changes in regulatory compliance obligations of critical suppliers may adversely impact our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, (Dodd-Frank Act), signed into law on July 21, 2010, includes Section 1502, which requires the SEC to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, known as conflict minerals, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the proposed rules, promulgated on December 15, 2010, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Our suppliers may use these materials in the production processes. In order to be able to accurately report our compliance with Section 1502, we will have to perform supply chain due diligence, third-party verification and possibly private sector audits on the sources of these metals. Global supply chains are complicated, with multiple layers and suppliers. Accordingly, we could incur significant costs related to the compliance process. While the impact of Section 1502 on our business is uncertain at this time, we could potentially have difficulty in procuring needed materials from conflict-free sources and in satisfying the associated disclosure requirements.

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

We maintain a defined benefit pension plan for a number of our past and present employees in the United Kingdom, or Defined Benefit Plan. The Defined Benefit Plan was closed to new employees in June 2001. In November 2012, the Defined Benefit Plan was changed prospectively into a defined contribution plan. The benefits earned by members covered under the Defined Benefit Plan up to the time of change were not impacted. As of April 30, 2013, the projected benefit obligation of $242.9 million exceeded the fair value of the plan assets of $152.4 million, resulting in a pension liability of $90.5 million.

In June 2013, the funding requirements toward the reduction of the accumulated deficit for fiscal 2014 were set at 3.2 million British pounds sterling, increasing by 3% per annum for fiscal 2015 and 2016. The contributions required to fund benefit obligations are based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plan, including mortality rates of members, the performance of financial markets and interest rates. Our funding requirements for future years may increase from the current levels. Changes to pension legislation in the United Kingdom may adversely affect our funding requirements. In addition, if the actual operation of the plan differs from our assumptions, additional contributions by us may be required.

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

Our stock is publicly traded on The Nasdaq Global Market, or NASDAQ, and the Toronto Stock Exchange, or TSX. At times, the stock price has been volatile. The market price of our common shares may fluctuate significantly in response to numerous factors, many of which are beyond our control and which may be accentuated due to the relatively low average daily trading volume in our common shares. The factors include:

•	fluctuations in the overall stock market;

•	our quarterly operating results;

•	sales of our common shares by principal security holders;

•	the exercise of options and subsequent sales of shares by option holders, including those held by our senior management and other employees;

•	departures of key personnel;

•	future announcements concerning our or our competitors’ businesses;

•	the failure of securities analysts to cover our company and/or changes in financial forecasts and recommendations by securities analysts;

•	a rating downgrade or other negative action by a ratings organization;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry, or both;

•	general market, economic and political conditions;

•	regulatory developments; and

•	natural disasters, terrorist attacks and acts of war.

In addition, the stock markets, and in particular NASDAQ and TSX, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have initiated securities class action litigation following declines in stock prices of technology companies. Any future litigation may subject us to substantial costs, divert resources and the attention of management from our business, which could harm our business and operating results.

Each of the Francisco Partners Group and the Matthews Group is a significant security-holder and each has the potential to exercise significant influence over matters requiring approval by our shareholders and, in the case of the Francisco Partners Group, over matters requiring approval by our board.

As of June 7, 2013, Francisco Partners Management, LLC and certain of its affiliates, or the Francisco Partners Group, and Dr. Matthews and certain entities controlled by Dr. Matthews, or the Matthews Group, beneficially controlled approximately 38.0% and 23.0%, respectively, of the voting power of our share capital. Pursuant to a shareholders’ agreement, or the Shareholders’ Agreement, between the Company, the Francisco Partners Group and the Matthews Group dated as of April 27, 2010, the Francisco Partners Group and the Matthews Group collectively have the right to nominate 50% of our directors, provided certain criteria are met. The Shareholders’ Agreement also provides that we may not take certain significant actions without the approval of the Francisco Partners Group, so long as they own at least 15% of our outstanding common shares. These actions include:

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

•	declaring or paying any dividends or making any distribution or return of capital, whether in cash, in stock or in specie, on any equity securities;

•	incurring, assuming or otherwise becoming liable for debt obligations, incurring additional indebtedness in connection with our leasing program, or incurring up to $50 million in new indebtedness;

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

Item 1B. Unresolved	Staff Comments

None.

Item 2. Properties

We do not own any real property. The following table outlines significant properties that we currently lease:

Location	Purpose	Area(In Square Feet)	Expiration Date of Lease
Ottawa, Canada	Corporate Head Office/Sales/R&D	226,000	February 15, 2016
Ottawa, Canada	Warehouse	9,000	February 15, 2016
Caldicot, United Kingdom	U.K. and EMEA Regional Headquarters	45,200	March 9, 2021
Reno, NV	Office/Sales	77,000	November 14, 2018
Mesa, AZ	Office/Sales/R&D	83,000	April 30, 2023
Mesa, AZ	Warehouse	38,000	March 31, 2018

The Ottawa facilities are leased from Kanata Research Park Corporation, or KRPC, a company controlled by Dr. Matthews, under terms and conditions reflecting what management believed were prevailing market conditions at the time the lease was entered into.

In addition to these significant properties, we also lease a number of regional sales offices throughout the world, including offices:

•	throughout the U.S. and Canada, including sales-service offices and distribution, demonstration and training centers across both countries;

•	throughout Europe, the Middle East and Africa, or EMEA, including the United Kingdom, France and the Netherlands;

•	in Asia-Pacific, including Hong Kong (China), Singapore and Sydney (Australia); and

•	in the Caribbean and Latin America, including in Mexico City (Mexico).

Item 3. Legal	Proceedings

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

Item 4.    Mine Safety Disclosure

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on The Nasdaq Global Market (trading symbol: MITL) and the Toronto Stock Exchange (TSX) (trading symbol: MNW). The following table presents the high and low sale prices on The Nasdaq Global Market for our common stock for the periods indicated:

	High	Low
Year ended April 30, 2011
First Quarter	$12.13	$7.58

Second Quarter	$9.43	$5.11

Third Quarter	$7.77	$4.98

Fourth Quarter	$5.94	$4.01

Year ended April 30, 2012
First Quarter	$5.74	$3.73

Second Quarter	$4.90	$1.92

Third Quarter	$3.88	$2.26

Fourth Quarter	$5.08	$2.71

Year ended April 30, 2013
First Quarter	$5.01	$3.75

Second Quarter	$4.46	$2.44

Third Quarter	$3.98	$2.41

Fourth Quarter	$4.09	$3.27

Year ended April 30, 2014
First Quarter (to June 7, 2013)	$3.75	$3.25

On June 7, 2013, the last reported sales price of our common shares on The Nasdaq Global Market was $3.67 per share.

The following table presents the high and low sale prices on the TSX for our common stock for the periods indicated (in Canadian dollars):

	High	Low
Year ended April 30, 2013
First Quarter	$4.73	$4.11
Second Quarter	$4.44	$4.25
Third Quarter	$3.89	$2.47
Fourth Quarter	$4.19	$3.37
Year ended April 30, 2014
First Quarter (to June 7, 2013)	$4.14	$3.30

On June 7, 2013, the last reported sales price of our common shares on the TSX was $3.75 Canadian dollars per share.

Shareholders

As of June 7, 2013, we had 1,468 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by Computershare Investor Services, Inc.

Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our common shares. We intend to retain any future earnings to fund the development and growth of our business and we do not currently anticipate paying dividends on our common shares for the foreseeable future. Any determination to pay dividends to holders of our common shares in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as our board of directors deems relevant. In addition, our outstanding credit agreements limit our ability to pay dividends and we may in the future become subject to debt instruments or other agreements that further limit our ability to pay dividends.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security-holders (1)	5,927,051	$5.15	3,574,064
Equity compensation plans not approved by security-holders (2)	515,175	5.16	—

Total	6,442,226	$5.15	3,574,064

(1)	As of April 30, 2013, 6,442,226 common shares were issuable upon exercise of stock options, granted under our employee stock option plan adopted September 7, 2006, or 2006 Equity Incentive Plan, or under inducement stock options not approved by security-holders. An additional 3,574,064 common shares were reserved for issuance under the 2006 Equity Incentive Plan. The aggregate number of common shares that may be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements (including those already issued under the 2006 Equity Incentive Plan) is 10,406,469 common shares, of which 5,927,051 are outstanding and 905,354 have been exercised. Common shares subject to outstanding awards under our 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan.
(2)	Options to acquire 515,175 common shares were granted as inducement options to our CEO, Richard McBee, as a component of his employment compensation. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan, and were approved by our Board of Directors on January 19, 2011.

Item 6. Selected	Financial Data

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

	Fiscal Year Ended April 30,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Consolidated Statement of Operations Data
Revenues	$576.9	$611.8	$589.3	$599.1	$684.1
Cost of revenues	256.3	282.4	281.9	288.6	343.1

Gross margin	320.6	329.4	307.4	310.5	341.0

Expenses:
Selling, general and administrative	221.0	222.9	212.8	203.6	239.2
Research and development	55.7	58.6	61.3	57.6	66.2
Special charges and restructuring costs	20.3	17.1	15.5	5.2	23.3
Loss (gain) on litigation settlement	1.5	1.5	1.0	(5.5)	—
Impairment of goodwill	—	—	—	—	284.5

	298.5	300.1	290.6	260.9	613.2

Operating income (loss) from continuing operations	22.1	29.3	16.8	49.6	(272.2)
Interest expense	(19.7)	(18.8)	(20.0)	(29.8)	(40.1)
Debt and warrant retirement costs	(2.6)	—	(0.6)	(1.0)	—
Fair value adjustment on derivative instruments	—	—	1.0	7.4	100.2
Other income (expense), net	1.3	(0.7)	0.8	0.9	(0.8)
Income tax recovery	8.8	39.4	88.4	9.0	19.2

Net income (loss) from continuing operations	9.9	49.2	86.4	36.1	(193.7)
Net income (loss) from discontinued operations	(3.7)	0.6	1.7	1.1	0.2

Net income (loss)	$6.2	$49.8	$88.1	$37.2	$(193.5)

Net income (loss) attributable to common shareholders (1)	$6.2	$49.8	$88.1	$(107.3)	$(234.5)
Net income (loss) per common share – Basic:
Net income (loss) per share from continuing operations	$0.19	$0.92	$1.63	$(7.37)	$(16.39)
Net income (loss) per share from discontinued operations	$(0.07)	$0.01	$0.03	$0.07	$0.01
Net income (loss) per common share	$0.12	$0.93	$1.66	$(7.30)	$(16.38)
Net income (loss) per common share – Diluted:
Net income (loss) per share from continuing operations	$0.18	$0.88	$1.54	$(7.37)	$(16.39)
Net income (loss) per share from discontinued operations	$(0.07)	$0.01	$0.03	$0.07	$0.01
Net income (loss) per common share	$0.11	$0.89	$1.57	$(7.30)	$(16.38)
Other Financial Data
Adjusted EBITDA (3):
Adjusted EBITDA from continuing operations	$85.0	$86.9	$73.5	$88.2	$78.4
Adjusted EBITDA from discontinued operations	(1.3)	1.1	2.6	1.6	0.3

Adjusted EBITDA	$83.7	$88.0	$76.1	$89.8	$78.7

	Fiscal Year Ended April 30,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Consolidated Balance Sheet Data
Cash and cash equivalents	$69.0	$78.7	$73.9	$76.6	$28.4
Total assets	$656.4	$687.2	$672.2	$641.0	$623.1
Total debt, including capital leases	$288.1	$311.8	$323.3	$349.8	$454.8
Redeemable shares (2)	$—	$—	$—	$—	$249.5
Common shares	$810.4	$809.4	$805.5	$802.8	$277.8
Warrants	$39.1	$55.6	$55.6	$55.6	$56.6
Total shareholders’ equity (deficiency)	$84.0	$89.8	$49.5	$(54.9)	$(430.1)

(1)	Net loss attributable to common shareholders for fiscal 2009 and fiscal 2010 includes the effect of then-outstanding preferred shares.
(2)	The redeemable shares consisted of 0.3 million Class 1 Preferred Shares. The Class 1 Preferred Shares were converted into common shares in conjunction with the April 2010 Initial Public Offering (“IPO”).
(3)	Adjusted EBITDA:

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Fiscal Year Ended April 30,
	2013	2012	2011	2010	2009
	(in millions)
Net income (loss)	$6.2	$49.8	$88.1	$37.2	$(193.5)
Net loss (income) from discontinued operations	3.7	(0.6)	(1.7)	(1.1)	(0.2)

Net income (loss) from continuing operations	9.9	49.2	86.4	36.1	(193.7)
Adjustments:
Amortization and depreciation	35.8	33.4	34.0	34.4	38.0
Stock-based compensation	4.2	4.8	4.7	3.3	2.4
Special charges and restructuring costs	20.3	17.1	15.5	5.2	23.3
Loss (gain) on litigation settlement	1.5	1.5	1.0	(5.5)	—
Interest expense	19.7	18.8	20.0	29.8	40.1
Debt and warrant retirement costs	2.6	—	0.6	1.0	—
Fair value adjustment on derivative instruments	—	—	(1.0)	(7.4)	(100.2)
Foreign exchange loss (gain)	(0.2)	1.5	0.7	0.3	3.2
Income tax recovery	(8.8)	(39.4)	(88.4)	(9.0)	(19.2)
Impairment of goodwill	—	—	—	—	284.5

Adjusted EBITDA from continuing operations	85.0	86.9	73.5	88.2	78.4
Adjusted EBITDA from discontinued operations (1)	(1.3)	1.1	2.6	1.6	0.3

Adjusted EBITDA	$83.7	$88.0	$76.1	$89.8	$78.7

(1)	The reconciliation of net income from discontinued operations to Adjusted EBITDA from discontinued operations for fiscal 2012 through fiscal 2009 consists of an adjustment for income tax expense $0.5 million, $0.9 million, $0.5 million and $0.1 million, respectively. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for fiscal 2013 consists of special charges and restructuring costs of $1.6 million, non-cash impairment of goodwill of $1.9 million and income tax recovery of $1.1 million.

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

Some of the limitations of Adjusted EBITDA are that it does not reflect:

•	interest income or interest expense;

•	cash requirements for income taxes;

•	foreign exchange gains or losses;

•	cash payments made in connection with litigation settlements;

•	significant cash payments made in connection with special charges and restructuring costs;

•	employee stock-based compensation; and

•	cash requirements for the replacement of assets that have been depreciated or amortized.

We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with U.S. GAAP and reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss).

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the April 30, 2013 Consolidated Financial Statements and accompanying Notes included elsewhere in this Report. All amounts are expressed in U.S. dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in this Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Overview

Mitel is a global provider of business communications and collaboration software and services. Our communications solutions meet the needs of customers in over 100 countries. Mitel operates as three business units; Mitel Communications Solutions (“MCS”), Mitel NetSolutions (“NetSolutions”) and Other.

MCS

MCS provides a wide range of unified communication and collaboration (“UCC”) solutions to organizations of all types and sizes worldwide. While generally focused on the small-to-medium sized enterprise (“SME”) market, we also have a strong and growing presence in the large enterprise market with a portfolio of products which supports up to 65,000 users. Our IP-based communications solutions consist of a combination of cloud- and premises-based IP telephony platforms, which we deliver as software, appliances and desktop devices, and a suite of UCC applications that integrate voice, video and data communications with business applications. We refer to these IP telephony platforms and UCC applications as integrated communications solutions. We believe that our solutions, which may include associated managed and network services, enable our customers to realize significant cost benefits and to conduct their business more effectively.

We have invested heavily in the research and development (“R&D”) of our IP-based communications solutions to take advantage of the telecommunications industry shift from traditional PBX systems to IP-based cloud and premises-based communications solutions. Our R&D has produced a global portfolio of over 1,700 patents and pending applications, and provides us with the expertise to anticipate market trends and meet the current and future needs of our customers. We believe our early and sustained R&D investment in IP-based communications solutions has positioned us well to capitalize on the industry shift to IP-based communications solutions.

NetSolutions

NetSolutions is a U.S.-based communications service provider. We focus on delivering leading telecommunications solutions to businesses with the following services:

•	Mitel AnyWare, a turnkey cloud-based service that enables business customers to fulfill their communications requirements without the need to own and maintain a traditional phone system;

•	Mitel Mobile Solutions, providing business-class 3G and 4G wireless voice, text and Internet services on a nationwide network; and

•	Mitel NetSolutions Voice and Data, Mitel’s Competitive Local Exchange Carrier (“CLEC”), which provides businesses with voice and data communication services in all 50 U.S. states.

Other

Our Other division sells products and related services that complement the Company’s core unified communications offering.

Significant Events and Recent Developments

On June 17, 2013, we completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. As a highly integrated original equipment manufacturer (“OEM”), substantially all of prairieFyre’s revenue was derived from Mitel and our channel partners. The acquisition provides us with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. Our net cash cost for the acquisition was approximately $20.0 million for a 100% equity ownership interest in prairieFyre.

In March 2013, we completed the sale of our DataNet business, which distributed a wide variety of third-party telephony and data products and related services. As a result, the operating results of DataNet have been reported as discontinued operations on the consolidated statements of operations up to the time of sale and the assets of DataNet have been classified as held for sale at April 30, 2012.

In February 2013, we completed a refinancing of our senior long-term debt by entering into new credit agreements, consisting of an undrawn $40.0 million first lien revolving credit facility, a $200.0 million first lien term loan and an $80.0 million second lien term loan (the “new credit facilities”). Proceeds of $276.4 million from the new credit facilities (net of original issue discount of $3.6 million), along with $36.4 million of cash on hand, were used to repay the remaining $174.0 million outstanding first lien term loan and $130.0 million outstanding second lien term loan (the “prior credit facilities”), as well as fees and expenses related to the transaction.

During fiscal 2013, we announced changes to our senior management team. In March 2013, Joseph Vitalone joined Mitel as Executive Vice-President, Sales for the Americas region. Mr. Vitalone replaced Philip Keenan, who departed Mitel in February 2013.

In the third quarter of fiscal 2013, we recorded special charges and restructuring costs of $5.7 million for diligence costs incurred during exclusive negotiations with a third party relating to a potential acquisition. We have concluded that we will not proceed with the transaction, but we continue to be subject to a non-disclosure agreement.

In the second quarter of fiscal 2013, in response to macro-economic concerns, we implemented a restructuring plan that included the termination of approximately 200 employees as well as the closure of excess facilities.

In the first quarter of fiscal 2012, we reorganized our business into three business units: MCS, NetSolutions and Other. We believe this new organizational structure has simplified our business and allows us to better serve our customers and to better focus our research and development expenses. In conjunction with reorganizing our business, our MCS business unit focused on a channel-partner go-to-market business model beginning in May 2011. As a result our MCS channel partner revenue increased in fiscal 2012, when compared to fiscal 2011, which more than offset an expected decline in our direct business.

Operating Results

Our revenues for the year ended April 30, 2013 were $576.9 million, as compared to $611.8 million for the year ended April 30, 2012. The decrease in revenues is due primarily to lower sales from our MCS segment as a result of a challenging macro-economic environment in most regions. Our operating income decreased to $22.1 million in fiscal 2013 from $29.3 million in fiscal 2012 as lower revenues were partially offset by an increased gross margin percentage and lower operating expenses, as described below.

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

Virtualization

Corporate data centers have experienced a significant increase in the use of virtualization technology as a strategy to reduce capital and operating expenses as well as providing improved business continuity solutions through new high availability architectures. We believe that businesses can significantly benefit from the virtualization of UCC and IP-based communications solutions by allowing these products to integrate fully with the data center infrastructure and related management processes and eliminating telecommunication specific infrastructure and processes. Our early investment in this technology across our product portfolio allows our customers to benefit using either our products on VMware or with our Multi-Instance Communications Director (“MICD”) product.

Hosted, cloud-based solutions

SMEs are increasingly interested in outsourcing management of their communications requirements through managed service offerings. Managed services may include equipment, installation, ongoing support, network services, or various professional services. Managed service offerings allow businesses to focus on their core expertise and, in some cases, substitute what would otherwise be a large capital expenditure for a predictable operating expense. We believe that we are well positioned to benefit from this trend through our hosted cloud-based UCC offerings from NetSolutions, which are delivered as retail, wholesale and Infrastructure as a Service (IaaS) offers. Virtualization technology is also serving as the base for cloud computing solutions enabling businesses to benefit from data center outsourcing and data center elasticity where data center resources and associated services may be acquired and dispensed with, depending on a business’s needs.

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

Key Performance Indicators

Key performance indicators that we use to manage our business and evaluate our financial results and operating performance include: revenues, gross margins, operating costs, operating income, net income, cash flows from operations, and Adjusted EBITDA.

Revenue and gross margin performance is evaluated from both a reportable segment and geographical perspective. Revenue and gross margin performance are evaluated by comparing our actual results against both management forecasts and prior period results.

Operating expenses, operating income and net income are each evaluated by comparing our actual results against both management forecasts and prior period results.

Cash flow from operations is the key performance indicator with respect to cash flows. As part of monitoring cash flow from operations, we also monitor our days sales outstanding, our inventory turns and our days expenses in payables outstanding.

Adjusted EBITDA, a non-GAAP measure, is evaluated by comparing actual results to management forecasts and prior period results. For a definition and explanation of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income (loss), see Item 6, “Selected Financial Data”.

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

The typical system includes a combination of IP phones, switches and software applications. Our core software (“essential software”) is integrated with hardware and function together to deliver the essential functionality of the integrated system product. We also sell additional software (“non-essential software”) which provides increased features and functions, but is not essential to the overall functionality of the integrated system products. The initial purchase is generally a multiple-element arrangement, where the customer bundles together the hardware, essential software, non-essential software and an initial period of post-contract support. In addition, the initial purchase may include installation, training and up to five years of post-contractual support. After the initial purchase, if the enterprise customer increases end users and/or functionality, it may add more hardware, software, and related post-contractual support by purchasing them separately.

We generally recognize hardware and software revenue when delivery has occurred, in accordance with the contract terms. Revenue related to post-contract support, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the contract term.

In a transaction containing a sales-type lease, hardware and software revenues are recognized at the present value of the payments allocated to the hardware and software lease elements. We regularly sell the rental payments from sales-type leases to financial institutions with the cash flow streams discounted at prevailing rates at the time of sale. Gains or losses resulting from the sale of net rental payments from leases are recorded as net sales within MCS revenues.

Our standard hardware warranty period extends up to 15 months from the date of sale. At the time product revenues are recognized, an accrual for estimated warranty costs is recorded as a component of cost of revenues based on prior claims experience. We offer various cooperative marketing programs to assist our channel partners in marketing our products. Allowances for these programs are recorded as marketing expenses at the time of shipment based on contract terms and prior experience.

MCS cost of revenues is comprised of product and service costs. Product cost of revenues is primarily comprised of cost of goods purchased from third-party electronics manufacturing services and inventory provisions, engineering costs, warranty costs and other supply chain management costs. Depreciation of property and equipment relating to cost of revenues is also included in cost of revenues. Service cost of revenues is primarily comprised of labor costs.

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

Sales, General and Administrative Expenses (“SG&A”)

SG&A expenses consist primarily of costs relating to our sales and marketing activities, including salaries and related expenses, advertising, trade shows and other promotional activities and materials, administrative and finance functions, legal and professional fees, insurance and other corporate and overhead expenses. Depreciation of property and equipment relating to SG&A activities is also included. SG&A also includes significant amounts recorded for the amortization of purchased intangible assets from the acquisition of Inter-Tel in fiscal 2008.

Research and Development Expenses

R&D expenses consist primarily of salaries and related expenses for engineering personnel, materials and consumables and subcontract service costs. Depreciation and amortization of R&D assets are included in R&D expenses.

Special Charges and Restructuring Costs

Special charges and restructuring costs are primarily driven by restructuring activities, product line exits and other charges undertaken to improve our operational efficiency as well as acquisition-related costs. Restructuring costs consist primarily of workforce reduction costs, lease termination obligations and asset write-offs. We reassess the accruals at each reporting period to reflect changes in the timing or amount of estimated restructuring and termination costs on which the original estimates were based. New restructuring accruals or reversals of previous accruals are recorded in the period of change. Acquisition-related costs consist primarily of diligence costs undertaken for potential acquisitions. Acquisition-related costs are expensed in the period incurred.

Comparability of Periods

Our functional currency is the U.S. dollar and our consolidated financial statements are prepared with U.S. dollar reporting currency using the current rate method. Assets and liabilities of subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet date while revenue and expense items are translated at the monthly average exchange rates for the relevant period. The resulting unrealized gains and losses have been included as part of the cumulative foreign currency translation adjustment which is reported as other comprehensive income. Changes in foreign-exchange rates from period to period can have a significant impact on our results of operations and financial position, which may also make the comparability of periods complex.

Results of Operations—Fiscal 2013 Compared to Fiscal 2012

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Fiscal Year Ended April 30,				Change
	2013		2012
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$576.9	100.0%	$611.8	100.0%	$(34.9)	(5.7)
Cost of revenues	256.3	44.4%	282.4	46.2%	(26.1)	(9.2)

Gross margin	320.6	55.6%	329.4	53.8%	(8.8)	(2.7)
Selling, general and administrative	221.0	38.3%	222.9	36.4%	(1.9)	(0.9)
Research and development	55.7	9.7%	58.6	9.6%	(2.9)	(4.9)
Special charges and restructuring costs	20.3	3.5%	17.1	2.8%	3.2	18.7
Loss on litigation settlement	1.5	0.3%	1.5	0.2%	—	—

	298.5	51.7%	300.1	49.1%	(1.6)	(0.5)

Operating income	22.1	3.8%	29.3	4.8%	(7.2)	(24.6)
Interest expense	(19.7)	(3.4)%	(18.8)	(3.1)%	(0.9)	(4.8)
Debt retirement costs	(2.6)	(0.5)%	—	—	(2.6)	+
Other income (expense)	1.3	0.2%	(0.7)	(0.1)%	2.0	+
Income tax recovery	8.8	1.5%	39.4	6.4%	(30.6)	+

Net income from continuing operations	9.9	1.7%	49.2	8.0%	(39.3)	+
Net income (loss) from discontinued operations	(3.7)	(0.6)%	0.6	0.1%	(4.3)	+

Net income	$6.2	1.1%	$49.8	8.1%	$(43.6)	+

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$85.0	14.7%	$86.9	14.2%	$(1.9)	(2.2)
Adjusted EBITDA from discontinued operations	(1.3)	(0.2)%	1.1	0.2%	(2.4)	+

Adjusted EBITDA	$83.7	14.5%	$88.0	14.4%	$(4.3)	(4.9)

Net income (loss) per common share – Basic
Net income per share from continuing operations	$0.19		$0.92
Net income (loss) per share from discontinued operations	$(0.07)		$0.01
Net income per common share	$0.12		$0.93
Net income (loss) per common share – Diluted
Net income per share from continuing operations	$0.18		$0.88
Net income (loss) per share from discontinued operations	$(0.07)		$0.01
Net income per common share	$0.11		$0.89

+	The comparison is not meaningful.

Revenues

Our reportable segments are determined in accordance with how our management views and evaluates our business. The following table sets forth revenues both in dollars and as a percentage of total revenues:

	Fiscal year ended April 30,				Change
	2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$480.3	83.3%	$514.7	84.1%	$(34.4)	(6.7)
NetSolutions	84.2	14.6%	81.0	13.3%	3.2	4.0
Other	12.4	2.1%	16.1	2.6%	(3.7)	(23.0)

	$576.9	100.0%	$611.8	100.0%	$(34.9)	(5.7)

MCS revenues decreased by $34.4 million, or 6.7%, in fiscal 2013 compared to fiscal 2012 due primarily to lower volumes across most geographies as a result of a challenging macro-economic environment. In addition, approximately $4.6 million, or an absolute 0.8% of the decrease in revenues was due to unfavorable movements in foreign exchange rates primarily as a result of a 6.7% lower Euro-to-U.S. dollar average exchange rate in fiscal 2013 compared to fiscal 2012.

NetSolutions revenues increased by $3.2 million, or 4.0%, in fiscal 2013 compared to fiscal 2012 due to increased sales of our Mitel AnyWare cloud-based solution.

Other revenues decreased by $3.7 million, or 23.0%, in fiscal 2013 compared to fiscal 2012. The decrease in revenues was due primarily to the completion of a non-core managed service contract at the end of the second quarter of fiscal 2012.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the fiscal years indicated:

	Fiscal year ended April 30,
	2013		2012
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Gross Margin	$320.6	55.6%	$329.4	53.8%

Gross margin percentage in fiscal 2013 increased by an absolute 1.8% to 55.6% compared to 53.8% for fiscal 2012 primarily from stronger gross margins in the MCS segment due to lower product costs as well as improved product mix as our sales mix continues to trend towards higher margin software products. Gross margin percentages in the NetSolutions segment and Other segment were relatively unchanged in fiscal 2013 compared to fiscal 2012.

We expect gross margins to remain consistent in the near term; however, margins could be higher or lower as a result of a number of factors including variations in revenue mix, competitive pricing pressures, foreign currency movements in regions where revenues are denominated in currencies other than the U.S. dollar, utilization of our professional services personnel and efficiencies in installing our products, and global economic conditions, among other factors.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 38.3% of revenues in fiscal 2013 compared to 36.4% of revenues for fiscal 2012, a decrease of $1.9 million in absolute dollars. Our SG&A expenditures for fiscal 2013 included certain non-cash charges, most significantly $22.3 million (fiscal 2012—$22.3 million) for the amortization of intangible assets related to the fiscal 2008 acquisition of Inter-Tel. In addition, our fiscal 2013 SG&A included $4.2 million (fiscal 2012—$4.8 million) of non-cash compensation expenses associated with employee stock options.

The decrease in SG&A in absolute dollars was largely driven by lower headcount as a result of the restructuring activities during the year. SG&A expenses as a percentage of revenues increased in fiscal 2013 compared to fiscal 2012 due to lower revenues.

We will continue to monitor our cost base closely in an effort to keep our operating expenditures in line with revenue levels achieved in future years. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Research and Development

R&D expenses increased to 9.7% of revenues in fiscal 2013 compared to 9.6% of revenues for fiscal 2012, a decrease of $2.9 million in absolute dollars. The decrease in absolute dollars was driven primarily by a reduction in costs from the closure of a research and development facility in Ireland during the second quarter of fiscal 2012.

We have historically invested heavily in R&D, consistent with an aggressive R&D investment strategy which we believe has positioned us well with a broad range of feature-rich, scalable, standards-based and interoperable IP-based communications solutions. Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $20.3 million in fiscal 2013 consisting of $14.6 million relating to restructuring actions taken to lower our operating cost structure and $5.7 million for acquisition-related costs.

During the third quarter of fiscal 2013, we incurred $5.7 million of diligence costs during exclusive negotiations with a third party relating to a potential acquisition that was not consummated.

The special charges and restructuring costs for fiscal 2013 primarily related to restructuring actions taken in the second quarter of fiscal 2013. In response to macro-economic concerns, in August 2012, we implemented a restructuring plan that included the termination of approximately 200 employees, primarily in the U.S., as well as the closure of excess facilities.

At April 30, 2013, our remaining workforce reduction liability consists primarily of salary and related benefits expected to be paid within one year. Our remaining lease termination obligations liability will be reduced over the remaining term of the leases, with $4.4 million of the outstanding $6.2 million balance expected to be paid in fiscal 2014.

We recorded special charges and restructuring costs of $17.1 million in fiscal 2012 as a result of actions taken to lower our operating cost structure. We incurred a net charge of $3.4 million related to the closure of a research and development facility in Ireland. The closure resulted in lease termination obligations and other charges of $2.2 million and workforce reduction related charges of $3.2 million primarily for the termination of approximately 50 people. In addition, as a result of the closure of this facility, $2.0 million of income was recorded, net against special charges and restructuring costs, related to currency translation adjustments that had previously been deferred through other comprehensive income. The remaining special charges and restructuring costs for fiscal 2012 consist of lease termination obligations and other charges of $7.6 million and workforce reduction related charges of $6.1 million for approximately 200 people. These costs were incurred primarily in the U.S., the U.K. and Canada largely as a result of the May 2011 reorganization of the business as described in “Significant Events and Recent Developments” under the “Overview” section above.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Loss on Litigation Settlement

In fiscal 2013, we recorded a charge of $1.5 million compared to a $1.5 million charge in fiscal 2012 primarily as a result of charges under a fiscal 2007 litigation settlement.

Operating Income

We reported operating income from continuing operations of $22.1 million for fiscal 2013 compared to operating income from continuing operations of $29.3 million for fiscal 2012. The decrease was primarily due to lower revenues, which were partially offset by a higher gross margin percentage in our MCS segment, and lower operating expenses.

Non-Operating Expenses

Interest Expense

Interest expense was $19.7 million in fiscal 2013 compared to $18.8 million in fiscal 2012. Our interest expense in fiscal 2012 and the first 10 months of fiscal 2013 relates predominantly to our prior credit facilities that bore interest based on the LIBOR, plus an applicable margin. Our interest expense for the last two months of fiscal 2013 relates to our new credit facilities (as discussed in “Significant Events and Recent Developments” under the “Overview” section above) that bear interest based on the LIBOR (subject to a 1.25% floor), plus an applicable margin. The increase in interest expense is primarily due to a LIBOR floor and a higher applicable margin in the new credit facilities as compared to the prior credit facilities, which more than offset the effect of lower debt levels due to debt repayments made in fiscal 2012 and fiscal 2013.

For fiscal 2013, the average LIBOR applicable to our credit agreements remained unchanged at 0.4% (fiscal 2012—0.4%).

Our interest expense may fluctuate from period to period depending on the movement in the LIBOR, when the LIBOR is above the 1.25% floor in our new credit facilities.

Debt Retirement Costs

In the fourth quarter of fiscal 2013, we repaid all amounts outstanding under our prior credit facilities (as discussed in “Significant Events and Recent Developments” under the “Overview” section above). As a result, we recorded an expense of $2.6 million primarily for unamortized debt issue costs relating to our prior credit facilities.

In the first quarter of fiscal 2012, we repaid $12.3 million under our prior credit facilities repayment. This repayment did not result in any significant write-off of unamortized financing charges.

Other Income (Expense)

In fiscal 2013, we recorded other income of $1.3 million compared to other expenses of $0.7 million during fiscal 2012. The other income in fiscal 2013 was due to interest income, amortization of a deferred gain on the sale of land and building in the U.K., and a gain on foreign exchange. Other expense in fiscal 2012 was due to a loss on foreign exchange, partially offset by interest income and amortization of a deferred gain on the sale of land and building in the U.K.

Income Tax Recovery

In fiscal 2013, we assessed the likelihood of the Company’s future taxable income and determined there was no significant change from April 30, 2012. In fiscal 2012, we assessed the likelihood of the Company’s future taxable income and, largely as a result of increased taxable income during fiscal 2012, we relieved a valuation allowance relating to deferred tax assets primarily in Canada of $35.4 million. At April 30, 2013, there continues to be a valuation allowance of $35.3 million (fiscal 2012—$35.8 million) against deferred tax assets, primarily in the U.K. Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

Excluding the effect of changes in valuation allowance, we recorded a net tax benefit of $8.3 for fiscal 2013 and a net tax benefit of $4.0 million for fiscal 2012. The 2013 and 2012 tax recoveries were due primarily to research and development tax credits.

Net Income from Continuing Operations

Our net income from continuing operations for fiscal 2013 was $9.9 million compared to $49.2 million for fiscal 2012. The decrease in net income from continuing operations was due to a lower tax recovery and lower revenues, which was partially offset by a higher gross margin percentage and lower operating expenses.

Net Income from Discontinued Operations

The DataNet business unit was sold in the fourth quarter of fiscal 2013 (as discussed in “Significant Events and Recent Developments” under the “Overview” section above). As a result, the operations of DataNet have been reported on the consolidated statements of operations as discontinued operations. The following table provides information on the operations of DataNet for the periods presented, in millions:

	Fiscal year ended April 30,
	2013(1)	2012
Revenues	$40.7	$57.9

Income (loss) from discontinued operations, before taxes	$(4.8)	$1.1
Income tax recovery (expense)	1.1	(0.5)

Net income (loss) from discontinued operations, net of tax	$(3.7)	$0.6

(1)	Operating results for the year-ended April 30, 2013 consist of operations up to the date of sale on March 1, 2013.

For the year ended April 30, 2013, the loss from discontinued operations, before taxes consists of a loss from operations up to the time of sale of $1.3 million, a non-cash impairment of goodwill of $1.9 million, a non-cash impairment of inventory of $0.7 million and a net loss on the sale of $0.9 million (consisting of proceeds from disposition of $2.1 million, less the net book value of accounts receivable and inventory sold of $1.6 million and costs and expenses related to the sale of $1.4 million). For the year ended April 30, 2012, the income from discontinued operations, before taxes consisted of income from operations.

Net Income

Our net income for fiscal 2013 was $6.2 million compared to net income of $49.8 million in fiscal 2012. The decrease in net income was due to a lower tax recovery and lower revenues, which was partially offset by a higher gross margin percentage and lower operating expenses.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $83.7 million in fiscal 2013 compared to $88.0 million in fiscal 2012, a decrease of $4.3 million. This decrease was driven by lower gross margin from lower revenues, partially offset by a higher gross margin percentage and lower operating expenses.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, see Item 6, “Selected Financial Data”.

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

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $17.1 million in fiscal 2012 as a result of actions taken to lower our operating cost structure. We incurred a net charge of $3.4 million related to the closure of a research and development facility in Ireland. The closure resulted in lease termination obligations and other charges of $2.2 million and workforce reduction related charges of $3.2 million primarily for the termination of approximately 50 people. In addition, as a result of the closure of this facility, $2.0 million of income was recorded, net against special charges and restructuring costs, related to currency translation adjustments that had previously been deferred through other comprehensive income. The remaining special charges and restructuring costs for fiscal 2012 consist of lease termination obligations and other charges of $7.6 million and workforce reduction related charges of $6.1 million for approximately 200 people. These costs were incurred primarily in the U.S., the U.K. and Canada largely as a result of the reorganization of the business as described in “Significant Events and Recent Developments” under the “Overview” section above. We expect all of the workforce reduction liability to be settled within the next year. The lease termination obligations incurred in the current and prior fiscal years will be reduced over the remaining term of the leases, with $5.0 million of the outstanding $9.2 million balance expected to be paid in fiscal 2013.

We recorded special charges and restructuring costs of $15.5 million in fiscal 2011 as a result of actions taken to lower our operating cost structure. The components of the special charges consisted of $10.2 million of employee severance and benefits incurred in the termination of approximately 100 employees around the world and $5.3 million related to additional lease terminations and accreted interest on lease terminations.

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

Non-Operating Expenses

Interest Expense

Interest expense was $18.8 million in fiscal 2012 compared to $20.0 million in fiscal 2011. Our interest expense relates predominantly to two credit agreements bearing interest based on LIBOR that were entered into to finance a portion of the Inter-Tel acquisition in fiscal 2008. The decrease in interest expense was primarily due to lower debt balances during the period as a result of the $25.0 million prepayment of our first lien term loan made in the fourth quarter of fiscal 2011 and a $12.3 million repayment made in the first quarter of fiscal 2012 (as discussed in “Significant Events and Recent Developments” under the “Overview” section above).

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

Fair Value Adjustment on Derivative Instruments

In fiscal 2011, the fair value adjustment on derivative instruments consists of the mark-to-mark adjustment on warrants that have an exercise price in Canadian dollars. As a result of the Derivatives and Hedging Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), we are required to record an adjustment for the change in fair value of our warrants that are denominated in a currency (Canadian dollars) other than our functional currency. At April 30, 2010, these warrants had a fair value of $1.0 million. In fiscal 2011, these warrants expired out-of-the-money. As a result, we recorded the $1.0 million change in fair value as income during fiscal 2011.

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

Income Tax Recovery

For the fiscal year ended April 30, 2012, we recorded a net tax benefit of $4.0 million on continuing operations excluding changes in the valuation allowance compared with $1.2 million for fiscal 2011. The 2012 and 2011 tax recoveries were due primarily to the utilization of tax credits not previously recognized partially offset by income taxes on current year earnings.

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

Net Income from Discontinued Operations

The DataNet business unit was sold in the fourth quarter of fiscal 2013 (as discussed in “Significant Events and Recent Developments” under the “Overview” section above). As a result, the operations of DataNet have been reported on the consolidated statements of operations as discontinued operations. The following table provides information on the operations of DataNet for the periods presented:

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

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, see Item 6, “Selected Financial Data”.

Cash Flows—Comparison of Fiscal 2013 to Fiscal 2012

Below is a summary of comparative results of cash flows and a more detailed discussion of results for fiscal 2013 and fiscal 2012.

	Fiscal Year Ended April 30,		Change
	2013	2012
	(in millions)
Net cash provided by (used in)
Operating activities	$44.0	$35.0	$9.0
Investing activities	(11.6)	(12.8)	1.2
Financing activities	(41.1)	(16.6)	(24.5)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.8)	(0.2)

Increase (decrease) in cash and cash equivalents	$(9.7)	$4.8	$(14.5)

Cash and cash equivalents, end of year	$69.0	$78.7	$(9.7)

Cash Provided by Operating Activities

Cash generated from operating activities in fiscal 2013 was $44.0 million compared with $35.0 million in fiscal 2012. The increased cash flows from operations was largely the result of favorable changes in non-cash operating assets and liabilities, in particular the collection of accounts receivable and lease-type receivables.

Cash Used in Investing Activities

Net cash used for investing activities was $11.6 million in fiscal 2013 compared to net cash used of $12.8 million in fiscal 2012. The primary use of cash in fiscal 2013 and fiscal 2012 was additions to capital assets of $11.8 million and $13.6 million, respectively. Fiscal 2013 and fiscal 2012 additions include significant information technology and facility expenditures that were incurred to drive operational efficiencies.

Cash Used in Financing Activities

In fiscal 2013 net cash used in financing activities was $41.1 million, compared to cash used in financing activities of $16.6 million during fiscal 2012. Fiscal 2013 cash used in financing activities was driven primarily by long-term debt repayments related to the refinancing of our credit facilities in the fourth quarter of fiscal 2013. The refinancing resulted in a net repayment of long-term debt of $29.8 million. In addition we paid $8.5 million of debt issue costs in connection with the refinancing. Fiscal 2012 cash used in financing activities was driven primarily by a $12.3 million repayment related to the annual repayment of excess cash flows under the prior credit facilities.

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $1.0 million during fiscal 2013 (2012—$0.8 million).

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

Liquidity and Capital Resources

In February 2013 we completed a refinancing of our long-term senior debt by entering into new credit agreements, consisting of an undrawn $40.0 million first lien revolving credit facility, a $200.0 million first lien term loan and an $80.0 million second lien term loan (the “new credit facilities”). Proceeds of $276.4 million from the new credit facilities (net of original issue discount of $3.6 million), along with $36.4 million of cash on hand, were used to repay the remaining $174.0 million outstanding first lien term loan and $130.0 million outstanding second lien term loan (the “prior credit facilities”), as well as $8.5 million of fees and expenses related to the transaction. In addition, prior to the refinancing, we repaid $2.2 million, primarily related to excess cash flow repayments under the prior credit facilities.

As of April 30, 2013, our liquidity consisted primarily of cash and cash equivalents of $69.0 million and an undrawn $40.0 million revolving credit facility that matures in February 2018. At April 30, 2013, we had $280.0 million outstanding under our credit facilities, consisting of a first lien term loan and second lien term loan, and had stated common share capital of $810.4 million. Subsequent to year-end, in June 2013, we acquired prairieFyre for a net cash cost of approximately $20.0 million, as described in “Significant Events and Recent Developments” under the “Overview” section above.

We have a defined benefit pension plan in place for a number of our past and present employees in the United Kingdom. The plan has been closed to new members since 2001. In November 2012, the remaining members ceased earning credit for new service. At April 30, 2013, the plan had an unfunded pension liability of $90.5 million. The contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for fiscal year 2014 was determined to be $4.9 million (£3.2 million) and increases at an annual rate of 3% for the fiscal years 2015 and 2016. In fiscal year 2013, we contributed $4.6 million to the U.K. pension plan for current service and deficit funding. We expect to contribute $4.9 million (£3.2 million) in fiscal 2014 for deficit funding as members no longer earn current service.

Our first lien term loan requires quarterly principal repayments of $0.5 million, with the remaining amount repayable at maturity. Our second lien term loan is repayable in full at maturity. We are also required to make annual principal repayments on the first lien term loan (and, once the first lien term loan has been fully repaid, on the second lien term loan) based on a percentage of excess cash flow (as defined in the new credit facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required be paid within 100 days of the end of fiscal 2014. The proceeds from the issuance of equity or debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the first lien credit facilities and, once the first lien credit facilities are repaid, under the second lien credit facility.

The new credit facilities contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $40.0 million of unrestricted cash) to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”), as specified in the new credit agreements, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, and (f) limitations on the payment of dividends. The maximum Leverage Ratio under the first lien credit agreement applies for the period ending April 30, 2013 and for all fiscal quarters thereafter and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
April 30, 2013 through January 31, 2014	4.00:1.00
April 30, 2014 through January 31, 2015	3.50:1.00
April 30, 2015 through January 31, 2016	3.00:1.00
April 30, 2016 and thereafter	2.75:1.00

The following table presents our maximum Leverage Ratio and our actual Leverage Ratio under the new credit agreements.

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
April 30, 2013	4.0	3.0

Our source for cash in the future is expected to come from existing operations and our undrawn revolving credit facility. Our most significant source of cash from operations is expected to be the collection of accounts receivable from our customers and the sale of future rental payments associated with sales leases which we provide to our customers to finance their purchases as part of our managed services offering program. The primary use of cash is expected to include funding operating expenses, working capital, capital expenditures, debt service, income taxes and other contractual obligations.

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

Contractual Obligations

The following table sets forth our contractual obligations as of April 30, 2013:

	Payments Due by Fiscal Year
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Long-term debt obligations (1)	$24.8	$24.7	$24.6	$24.4	$24.2	$300.5	$423.2
Capital lease obligations (2)	4.3	3.5	2.7	1.1	—	—	11.6
Operating lease obligations (3)	18.4	15.1	13.8	8.8	8.0	20.1	84.2
Defined benefit pension plan contributions (4)	4.9	5.0	5.2	—	—	—	15.1
Other (5)	4.3	4.1	2.0	—	—	—	10.4

Total	$56.7	$52.4	$48.3	$34.3	$32.2	$320.6	$544.5

(1)	Represents the principal balance and interest payments for the first and second lien term loans. Interest on the first and second lien term loans is based on LIBOR plus 5.75%, and LIBOR plus 9.75%, with LIBOR subject to a 1.25% floor. For the purposes of estimating LIBOR, the greater of the average 3-month LIBOR from the last three years (0.4%) and the LIBOR floor (1.25%) has been used. No amounts are included in fiscal 2014 and thereafter for potential repayments relating to excess cash flows as an estimate is not practical.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these loans range from 5.5% to 11.0%, as described in our consolidated financial statements.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the estimated contribution to our defined benefit pension plan in the United Kingdom over the next 12 months. The amount of annual employer contributions required to fund the deficit is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In June 2013, our annual funding requirement to fund the pension deficit for the fiscal year 2014 was determined to be $4.9 million (£3.2 million), with increases at an annual rate of 3% for fiscal years 2015 and 2016. Future funding requirements after fiscal year 2016 are highly dependent on the unfunded pension liability and the time period in which the deficit is amortized. As a result, liabilities arising from the remaining unfunded deficit in our defined benefit pension plan are not included in the above table. As of April 30, 2013, the unfunded liability was $90.5 million.
(5)	Represents payments under an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $9.6 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential settlement.

Obligations arising from R&D spending commitments under an agreement, dated October 10, 2002, among us, March Networks Corporation and the Government of Canada are not included in the above table. The agreement, as last amended on March 10, 2010, requires us to spend at least 3.5% of our annual revenues in R&D in Canada each year, and to make at least 50% of our total R&D expenditures in Canada each year, until an aggregate of C$366.5 million worth of R&D has been spent in Canada since April 1, 2006. At April 30, 2013, we have spent approximately $290.0 million on R&D activities in Canada since April 1, 2006.

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

Off-Balance Sheet Arrangements

We have the following significant off-balance sheet arrangements:

Letters of Credit

We had $1.1 million in letters of credit outstanding as of April 30, 2013 (April 30, 2012—$1.1 million).

Bid and Performance Related Bonds

We enter into bid and performance related bonds related to various customer contracts. Potential payments due under these may be related to our performance and/or our channel partners’ performance under the applicable contract. The total maximum potential amount of future payments we could be required to make under bid and performance related bonds, excluding letters of credit, was $0.4 million as of April 30, 2013 (April 30, 2012—$1.0 million). Historically, we have not made any payments and we do not anticipate that we will be required to make any material payments under these types of bonds.

Intellectual Property Indemnification Obligations

We enter into agreements on a regular basis with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These obligations generally require us to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims arising from these transactions. The nature of these intellectual property indemnification obligations prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay to our customers and suppliers. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the consolidated financial statements with respect to these obligations.

Off-balance Sheet Lease Obligations

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At April 30, 2013, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $107.4 million (April 30, 2012—$135.8 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and as such actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our audited consolidated financial statements. The following critical accounting policies are those that we believe require a high level of subjectivity and judgment and have a material impact on our financial condition and operating performance: revenue recognition, sales-type leases and the lease recourse liability, allowance for doubtful accounts, goodwill valuation, special charges and restructuring costs, income taxes, pension costs, and stock-based compensation.

Revenue Recognition

For products sold through our authorized channel partners, arrangements usually involve multiple elements, including post-contract technical support. We also sell products and installation and related maintenance and support services directly to customers. Due to the nature of our sales agreements, judgment is routinely applied in the area of unbundling of multiple-element arrangements using the relative selling price hierarchy. In particular, to determine the relative selling price of each element in a multiple-element arrangement, we first determine whether Vendor Specific Objective Evidence (“VSOE”) of selling price exists for each element. Where VSOE of selling price does not exist for an element, we then look to third-party evidence of selling price. However, third-party evidence is not generally available as our product offerings differ from those of our competitors and competitor pricing is often not available. In such cases where VSOE and third-party evidence cannot establish a selling price, we estimate the selling price for an element by determining the price at which we would transact if the products or services were to be sold on a standalone basis. In establishing the estimated selling price, management judgment is involved and we consider a number of factors including, but not limited to, geographies, customer segments and pricing practices.

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

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.4% of the ending aggregate lease portfolio as of April 30, 2013 compared to 4.9% at April 30, 2012. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of April 30, 2013. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of April 30, 2013 and April 30, 2012, the provision represented 4.9% and 4.0% of gross receivables, respectively.

Goodwill

We assess goodwill for impairment on an annual basis, or more frequently if circumstances warrant. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. At April 30, 2013 and April 30, 2012, our reporting units were our operating segments. At April 30, 2013 our total goodwill of $132.6 million was allocated as follows: $98.8 million to our MCS segment, $33.8 million to our NetSolutions segment and nil to our Other segment.

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

In performing the annual goodwill impairment test we considered three generally accepted approaches for valuing a business: the income, market and cost approaches. Based on the nature of our business and the reporting units’ current and expected financial performance, we determined that the market approach was the most appropriate method for estimating the fair value of the reporting units under the first step of the analysis. For the market approach, we analyzed the valuation indicators that our market capitalization implies, including enterprise value to EBITDA. Consideration of these factors inherently involves a significant amount of judgment, and significant changes in the underlying assumptions used may result in fluctuations in the value of goodwill that is supported.

The result of the most recent annual impairment test, performed in the fourth quarter of fiscal 2013, resulted in no impairment charge. The fair value of each reporting unit exceeded its carrying value. The fiscal 2012 and fiscal 2011 annual impairment tests also resulted in no impairment charge. During fiscal 2013, the loss on the sale of our DataNet business included a charge of $1.9 million for goodwill related to the DataNet business, as described in note 3 of our consolidated financial statements.

Erosion in capital markets, material reductions in our expected cash flow forecasts, significant reductions in our market capitalization or a significant decline in economic conditions, in addition to changes to the underlying assumptions used in our valuation approach described above, could all lead to future impairment in goodwill.

Special Charges and Restructuring Costs

We record restructuring, exit and other loss accruals when the liability has been incurred. These charges relate primarily to workforce reductions and lease termination obligations. Estimates used to establish lease termination obligations have been reduced for sublease income that we believe is probable. Because we are required to project sublease income for many years into the future, management used considerable judgment in determining certain estimates relating to the timing, availability and amount of sublease income that we expect to receive.

As of April 30, 2013, the liability relating to lease termination obligations was $6.2 million, with $4.4 million recorded as current (April 30, 2012 – total of $9.2 million, with $5.0 million recorded as current). This estimate will change as a result of actual results, the passage of time and changes in assumptions regarding vacancy, market rate, and operating costs.

Income Taxes

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

In fiscal 2013, we updated our assessment of the realizability of our deferred tax assets. At April 30, 2013, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there continues to be a valuation allowance of $35.3 million (April 30, 2012 –$35.8 million) against deferred tax assets primarily in the United Kingdom.

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

Pension Costs

We currently maintain a defined benefit pension plan for a number of our past and present employees in the United Kingdom. The plan was closed to new employees in June 2001. In November 2012, present employees ceased earning credit for new service. The November 2012 change was recorded as a plan curtailment. Our defined benefit pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, inflation rates, expected return on plan assets and life expectancy of the members. In estimating the rates and returns, we consider current market conditions and anticipate how these will affect discount rates and expected returns. Material changes in our pension benefit costs may occur in the future as a result of changes to these assumptions or market conditions.

In fiscal 2013, our pension liability increased by $15.3 million to $90.5 million from $75.2 million at April 30, 2012 due to a $29.5 million increase in the benefit obligation, partially offset by $14.2 million increase in plan assets. The increase in benefit obligation was primarily due to a decrease in the discount rate from 4.90% to 4.10% as a result of macro-economic conditions, partially offset by a $6.6 million decrease in the obligation due to the plan curtailment. The increase in plan assets was primarily due to the actual return on our plan assets being significantly above our expected return.

In fiscal 2012, our pension liability increased by $13.8 million to $75.2 million from $61.4 million at April 30, 2011. This increase was primarily due to the actual return on our plan assets being below our expected return, in addition to an increase in the benefit obligation as a result of a decrease in the discount rate to 4.90% from 5.30% due to macro-economic conditions.

Stock-Based Compensation

We recognize stock-based compensation expense in accordance with the Stock Compensation Topic of the FASB ASC. The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employees’ requisite service period, which is generally the vesting period. We have estimated the volatility of our common shares using the historical volatility of comparable public companies. We determine the comparable public companies based on a number of factors including similarity to us with respect to industry, business model, stage of growth and financial risk. The selection of comparable public companies requires significant management judgment and a change in the volatility assumption could significantly affect the determination of stock-based compensation expense. We expect to continue to use the historical volatility of comparable companies until our historical volatility as a publicly-traded company is sufficiently established to measure expected volatility for option grants.

Based on these assumptions, stock-based compensation expense reduced our results of operations by $4.2 million for the year ended April 30, 2013 (year ended April 30, 2012—$4.8 million, 2011—$4.7 million).

As of April 30, 2013, there was $5.8 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2012—$8.5 million). We expect these awards to be recognized over a weighted average period of 1.9 years (April 30, 2012—2.5 years).

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted in Fiscal 2013

Other Comprehensive Income

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

In February 2013, the FASB issued ASU 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that companies must report the effect of significant reclassifications out of accumulated comprehensive income on the respective line items in net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity may cross-reference to the relevant note disclosure. We adopted this ASU in the fourth quarter of fiscal 2013 by cross-referencing the significant reclassifications to the relevant note disclosure.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in our future earnings due to adverse changes in financial markets. We are exposed to market risk from changes in foreign exchange rates and interest rates. Inflation has not had a significant impact on our results of operations.

Foreign Currency Risk

We are exposed to currency rate fluctuations related primarily to our future net cash flows from operations in Canadian dollars, British pounds sterling, Australian dollars and Euros. When possible, we use foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables, payables and intercompany balances. These contracts are not entered into for speculative purposes, and are not treated as hedges for accounting purposes. Foreign currency contracts are recorded at fair market value. The fair value of our foreign currency forward contracts is sensitive to changes in foreign currency exchange rates. As of April 30, 2013, a 5.0% appreciation in the U.S. dollar against all currencies would have resulted in an additional unrealized gain of $0.7 million on those foreign currency forward contracts. As at April 30, 2013, a 5.0% depreciation in the U.S. dollar against all currencies would have resulted in an additional unrealized loss of $0.7 million on those foreign currency forward contracts.

Interest Rate Risk

In accordance with our corporate policy, cash equivalent and short-term investment balances are primarily comprised of high-grade commercial paper and money market instruments with original maturity dates of less than three months. Due to the short-term maturity of these investments, we are not subject to significant interest rate risk.

We are exposed to interest rate risk on our $40.0 million undrawn revolving credit facility, which currently bears interest at a rate of LIBOR plus 5.75% and expires in February 2018. If the entire revolving credit facility were utilized, each 1.0% adverse change in LIBOR would currently result in an additional $0.4 million in interest expense per year. During fiscal 2013, no amounts were drawn under revolving facilities.

We are exposed to interest rate risk on our new credit facilities. Our $200.0 million first lien term loan matures in February 2019 and bears interest at a rate of LIBOR plus 5.75% and our $80.0 million second lien term loan matures in February 2020 and bears interest at a rate of LIBOR plus 9.75%. LIBOR is subject to a floor of 1.25% for both term loans. The impact of each 1.0% adverse change in LIBOR on the first lien term loan and the second lien term loan, in aggregate, would result in an additional $2.8 million in interest expense per year. However, we would not be affected by adverse changes in interest rates until LIBOR exceeds the 1.25% floor.

In addition, our defined benefit pension plan is exposed to changes in interest rate risk through its investment in bonds and the discount rate assumption.

The interest rates on our obligations under capital leases are fixed and therefore not subject to interest rate risk.

Credit Risk

Our financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables, sales-type lease receivables as well as assets held by our defined benefit pension plan. In addition, we are exposed to credit risk through our recourse obligations on sold sales-type leases. Cash equivalents are invested in government and commercial paper with investment grade credit rating. We are exposed to normal credit risk from customers. However, we have a large number of diverse customers to minimize concentrations of credit risk.

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

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the accompanying consolidated balance sheets of Mitel Networks Corporation and subsidiaries (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency) and cash flows for each of the three years in the period ended April 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mitel Networks Corporation and subsidiaries as of April 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 24, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

June 24, 2013

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the internal control over financial reporting of Mitel Networks Corporation and subsidiaries (the “Company”) as of April 30, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2013 of the Company and our report dated June 24, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte LLP

Independent Registered Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

June 24, 2013

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

	April 30, 2013	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$69.0	$78.7
Accounts receivable (net of allowance for doubtful accounts of $6.4 and $5.4, respectively)	123.0	129.0
Sales-type lease receivables (net) (note 4)	15.4	16.9
Inventories (net) (note 5)	27.9	28.3
Deferred tax asset (note 22)	17.2	12.9
Other current assets (note 6)	32.4	33.8
Assets of component held for sale, current (note 3)	—	3.4

	284.9	303.0
Non-current portion of sales-type lease receivables (net) (note 4)	18.7	23.6
Deferred tax asset (note 22)	119.7	117.4
Property and equipment (net) (note 7)	30.1	21.5
Identifiable intangible assets (net) (note 8)	55.9	78.5
Goodwill (note 9)	132.6	132.6
Other non-current assets	14.5	8.7
Assets of component held for sale, non-current (note 3)	—	1.9

	$656.4	$687.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 10)	$101.1	$104.3
Current portion of deferred revenue	32.4	33.3
Current portion of long-term debt (note 12)	6.5	4.6

	140.0	142.2
Long-term debt (note 12)	281.6	307.2
Lease recourse liability (note 4)	3.8	5.7
Long-term portion of deferred revenue	14.8	12.1
Deferred tax liability (note 22)	23.4	35.9
Pension liability (note 23)	90.5	75.2
Other non-current liabilities	18.3	19.1

	572.4	597.4

Commitments, guarantees and contingencies (notes 13 and 14)
Shareholders’ equity:
Common shares, without par value—unlimited shares authorized; issued and outstanding: 53.7 at April 30, 2013 and 53.6 at April 30, 2012 (note 15)	810.4	809.4
Preferred shares—unlimited shares authorized, nil issued and outstanding (note 16)	—	—
Warrants (note 17)	39.1	55.6
Additional paid-in capital	33.8	13.7
Accumulated deficit	(685.8)	(692.0)
Accumulated other comprehensive loss	(113.5)	(96.9)

	84.0	89.8

	$656.4	$687.2

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

	Year Ended April 30, 2013	Year Ended April 30, 2012	Year Ended April 30, 2011
Revenues	$576.9	$611.8	$589.3
Cost of revenues	256.3	282.4	281.9

Gross margin	320.6	329.4	307.4

Expenses:
Selling, general and administrative	221.0	222.9	212.8
Research and development	55.7	58.6	61.3
Special charges and restructuring costs (note 19)	20.3	17.1	15.5
Loss on litigation settlement	1.5	1.5	1.0

	298.5	300.1	290.6

Operating income from continuing operations	22.1	29.3	16.8
Interest expense	(19.7)	(18.8)	(20.0)
Debt retirement costs, including write-off of related deferred financing costs	(2.6)	—	(0.6)
Fair value adjustment on derivative instruments	—	—	1.0
Other income (expense), net	1.3	(0.7)	0.8

Income (loss) from continuing operations, before income taxes	1.1	9.8	(2.0)
Current income tax recovery (expense) (note 22)	(10.3)	(8.4)	(8.0)
Deferred income tax recovery (expense) (note 22)	19.1	47.8	96.4

Net income from continuing operations	9.9	49.2	86.4
Net income (loss) from discontinued operations (note 3)	(3.7)	0.6	1.7

Net income	$6.2	$49.8	$88.1

Net income (loss) per common share—Basic:
Net income per share from continuing operations	$0.19	$0.92	$1.63
Net income (loss) per share from discontinued operations	$(0.07)	$0.01	$0.03
Net income per share	$0.12	$0.93	$1.66
Net income (loss) per common share—Diluted:
Net income per share from continuing operations	$0.18	$0.88	$1.54
Net income (loss) per share from discontinued operations	$(0.07)	$0.01	$0.03
Net income per share	$0.11	$0.89	$1.57
Weighted-average number of common shares outstanding (note 18):
Basic	53.7	53.5	52.9
Diluted	56.2	56.0	56.0

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions, except per share amounts)

	Year Ended April 30, 2013	Year Ended April 30, 2012	Year Ended April 30, 2011
Net income	$6.2	$49.8	$88.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.6)	(0.4)	(2.4)
Recognition of foreign currency translation on closure of facility (note 19)	—	(2.0)	—
Pension liability adjustments (note 23)	(15.0)	(13.9)	12.9

	(16.6)	(16.3)	10.5

Comprehensive income (loss)	(10.4)	33.5	98.6

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in U.S. dollars, millions)

	Common Shares			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficiency)
	Number	Amount	Warrants
Balance at April 30, 2010	52.8	$802.8	$55.6	$7.7	$(829.9)	$(91.1)	$(54.9)

Comprehensive income	—	—	—	—	88.1	10.5	98.6
Exercise of stock options	0.3	2.7	—	(1.4)	—	—	1.3
Stock-based compensation	—	—	—	4.5	—	—	4.5

Balance at April 30, 2011	53.1	$805.5	$55.6	$10.8	$(741.8)	$(80.6)	$49.5

Comprehensive income (loss)	—	—	—	—	49.8	(16.3)	33.5
Exercise of stock options	0.5	3.9	—	(2.1)	—	—	1.8
Stock-based compensation	—	—	—	5.0	—	—	5.0

Balance at April 30, 2012	53.6	$809.4	$55.6	$13.7	$(692.0)	$(96.9)	$89.8

Comprehensive income (loss)	—	—	—	—	6.2	(16.6)	(10.4)
Exercise of stock options	0.1	1.0	—	(0.6)	—	—	0.4
Stock-based compensation	—	—	—	4.2	—	—	4.2
Expiration of warrants	—	—	(16.5)	16.5	—	—	—

Balance at April 30, 2013	53.7	$810.4	$39.1	$33.8	$(685.8)	$(113.5)	$84.0

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

	Year Ended April 30, 2013	Year Ended April 30, 2012	Year Ended April 30, 2011
CASH PROVIDED BY (USED IN)
Operating activities:
Net income	$6.2	$49.8	$88.1
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	35.8	33.4	34.0
Fair value adjustment on derivative instruments	—	—	(1.0)
Accretion of interest on litigation settlement obligation	—	0.2	0.6
Stock-based compensation	4.2	4.8	4.7
Deferred income tax recovery	(19.1)	(47.8)	(96.4)
Goodwill impairment (note 9)	1.9	—	—
Non-cash portion of debt retirement costs, including write-off of related deferred financing costs	2.6	—	0.2
Non-cash movements in provisions	(1.1)	(6.6)	(4.4)
Change in non-cash operating assets and liabilities, net (note 20)	13.5	1.2	6.7

Net cash provided by operating activities	44.0	35.0	32.5

Investing activities:
Additions to property and equipment and intangible assets	(11.8)	(13.6)	(6.2)
Decrease in restricted cash	0.2	0.8	0.9

Net cash used in investing activities	(11.6)	(12.8)	(5.3)

Financing activities:
Proceeds from issuance of long-term debt	276.4	—	—
Repayment of long-term debt	(306.2)	(12.5)	(27.0)
Payment of deferred financing costs	(8.5)	—	—
Repayment of capital lease liabilities	(3.2)	(2.2)	(2.0)
Payment of litigation settlement obligation	—	(3.7)	(3.7)
Proceeds from issuance of common shares	0.4	1.8	1.3

Net cash used in financing activities	(41.1)	(16.6)	(31.4)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.8)	1.5

Increase (decrease) in cash and cash equivalents	(9.7)	4.8	(2.7)
Cash and cash equivalents, beginning of year	78.7	73.9	76.6

Cash and cash equivalents, end of year	$69.0	$78.7	$73.9

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

c) Use of Estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods.

Estimates and assumptions are used for, but not limited to, the determination of the allowance for doubtful accounts, inventory allowances, special charges, contingencies, accruals, lease recourse liability, warranty costs, sales returns, pension liability, taxes, goodwill impairment assessments, estimated useful lives of property, equipment and intangible assets, the valuation of stock options, and estimated selling prices for certain elements in multiple-element arrangements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined. Actual results and outcomes could differ from these estimates.

d) Foreign Currency Translation

The parent company’s functional currency is the U.S. dollar and the Consolidated Financial Statements of the Company are prepared with the U.S. dollar as the reporting currency. Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while revenue and expense items are translated at the average exchange rate for the period. The resulting unrealized gains and losses are included as part of the cumulative foreign currency translation adjustment which is reported as part of other comprehensive income.

Monetary assets and liabilities denominated in currencies foreign to the functional currency of each entity are translated into the functional currency using exchange rates in effect at the balance sheet date. All non-monetary assets and liabilities are translated at the exchange rates prevailing at the date the assets were acquired or the liabilities incurred. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses resulting from the translation of these accounts are included in the determination of net income for the period. During fiscal 2013, the Company recorded a foreign exchange gain of $0.2 (2012— loss of $1.5; 2011—loss of $0.7), which is included in other income (expense) on the consolidated statement of operations.

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

Certain sales arrangements include a contractual acceptance provision that specifies certain acceptance criteria and the period in which a product must be accepted. An assessment of whether or not these acceptance criteria will be met is made by referring to prior experience in successfully complying with customer specifications. In those cases where experience supports that acceptance will be met, title and risk of loss are considered transferred.

For multiple-element arrangements, the Company allocates the total arrangement consideration to each separable element of an arrangement based upon the relative selling price of each element and revenue is recognized upon delivery or completion of each element. The relative selling price is determined using Vendor Specific Objective Evidence (“VSOE”) of selling price, when available. Where VSOE of selling price cannot be established, the Company attempts to determine the selling price for the deliverables using third-party evidence. Generally, third-party evidence is not available as the Company’s product offerings differ from those of its competitors and competitor pricing is often not available. In such cases where VSOE and third-party evidence cannot establish a selling price, the Company estimates the selling price for an element by determining the price at which the Company would transact if the products or services were to be sold on a standalone basis. In establishing the estimated selling price, the Company considers a number of factors including, but not limited to, geographies, customer segments and pricing practices.

Mitel Communications Solutions (“MCS”)

The MCS segment generates revenues primarily from the sale of enterprise IP telecommunications systems through channel partners and directly to enterprise customers.

The typical system includes a combination of IP phones, switches and software applications. The Company’s core software (“essential software”) is integrated with hardware and function together to deliver the essential functionality of the integrated system product. The Company also sells software applications (“non-essential software”) which provides increased features and functions, but is not essential to the overall functionality of the integrated system products. The initial purchase is generally a multiple-element arrangement, where the customer bundles together the hardware, essential software, non-essential software and an initial period of post-contract support. In addition, the initial purchase may include installation, training and up to five years of post-contractual support. After the initial purchase, if the enterprise customer increases end users and/or functionality, it may add more hardware, software, and related post-contractual support by purchasing them separately.

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

Post-Contract Support:

Post-contract support consists primarily of maintenance revenue and software assurance revenue, which generate revenue under contracts that range from one to five years. For maintenance revenue, the Company provides various levels of support for installed systems for a fixed annual fee. For software assurance revenue, the Company provides software upgrades on a when and if available basis and software support for a fixed annual fee. Revenue from post-contract support is recognized ratably over the contractual period.

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

Return rights:

Sales to the Company’s channel partners generally provide for 30-day return rights, and include a restocking fee. In addition, certain agreements with distributors include stock rotation rights. A reserve for estimated product returns and stock rotation rights is recorded based on historical experience as a reduction of sales at the time product revenue is recognized.

MCS – Sales-type leases

A significant portion of the Company’s direct sales of enterprise IP telecommunications systems is made through sales-type leases. The discounted present values of minimum rental payments, net of provisions for continuing administration and other expenses over the lease period, are allocated to each element of the sale and recorded as revenue consistent with the revenue recognition policies described above. The Company records the revenue for hardware and software elements at the time of system delivery and installation. The costs of systems installed under these sales-type leases are recorded as costs of sales.

After the initial sale, the rental streams are often sold to funding sources with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net revenues. The Company establishes and maintains reserves against potential recourse following the re-sales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the period represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of sales-type lease receivables on the consolidated balance sheets, or included in the lease recourse liability on the consolidated balance sheets for the estimated recourse liability for lease streams sold.

NetSolutions

The NetSolutions segment generates revenue primarily from providing voice and data telecommunication services in the United States. Revenue is recognized as services are provided.

Other

The Other segment generates revenue primarily from selling products and related services that complement the Company’s core unified communications offering. Product revenue is recognized when title transfers, generally at the time of shipment, and service revenue is recognized as services are provided.

f) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments that have terms to maturity of three months or less at the time of acquisition, and generally consist of cash on hand and investment-grade marketable securities. Cash equivalents are carried at amortized cost, which approximates their fair value. At April 30, 2013, the Company had cash of $60.0 (2012—$50.2) and cash equivalents of $9.0 (2012—$28.5).

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

j) Property and Equipment

Property and equipment are initially recorded at cost. Depreciation is provided on a straight-line basis over the anticipated useful lives of the assets. Estimated lives range from three to ten years for equipment. Amortization of leasehold improvements is computed using the shorter of the remaining lease terms or five years. The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the impairment, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their carrying amounts. If the projected undiscounted net cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on expected discounted cash flows. Changes in the estimates and assumptions used in assessing projected cash flows could materially affect the results of management’s evaluation.

Assets leased on terms that transfer substantially all of the benefits and risks of ownership to the Company are accounted for as capital leases, as though the asset had been purchased outright and a liability incurred. All other leases are accounted for as operating leases.

k) Identifiable Intangible Assets and Goodwill

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

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired in business combinations. The Company reviews the carrying value of goodwill on an annual basis in the fourth quarter. Goodwill is not amortized, but is subject to annual impairment tests, or more frequently if circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount. In assessing the impairment, the Company compares the fair value of the reporting unit, including goodwill, with its carrying amount. If the fair value exceeds the carrying amount of the reporting unit, no impairment charge is recorded. If the fair value is less than the carrying amount, the Company compares the implied fair value of the goodwill, determined as if a purchase had just occurred, to the carrying amount to determine the amount of impairment charge to be recorded. Changes in the estimates and assumptions used in assessing the projected cash flows could materially affect the results of management’s evaluation. The Company did not record any impairment in fiscal 2011 and 2012. In fiscal 2013, the Company recorded an impairment of $1.9 relating to the operations of DataNet, which were disposed in the fourth quarter of fiscal 2013, as described in note 3.

l) Derivative Financial Instruments

The Company uses foreign currency forward contracts to manage the short-term impact of currency fluctuations, primarily on foreign currency receivables and payables. Derivative instruments that are not designated as accounting hedges are originally recorded at fair market value, with subsequent changes in fair value recorded in other income (expense) during the period of change. For derivative instruments that qualify for hedge accounting, and are designated as a cash flow hedge, gains or losses for the effective portion of the hedge are initially reported as a separate component of other comprehensive income (loss) and subsequently recorded in income when the hedged transaction occurs or when the hedge is no longer deemed effective. For a derivative designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss) in the period in which the changes occur. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company also utilizes non-derivative financial instruments including letters of credit and commitments to extend credit.

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

The Company records certain tax liabilities based on the likely outcome of uncertain tax positions (“UTPs”) and records this amount as an expense or recovery during the year in which UTPs are identified. The Company also records interest and penalties associated with these UTPs. The Company classifies penalties and accrued interest related to income tax liabilities in income tax expense.

n) Research and Development

Research costs are charged to expense in the periods in which they are incurred. Software development costs are deferred and amortized when technological feasibility has been established, or otherwise are expensed as incurred. The Company has not deferred any software development costs during fiscal 2011, 2012 and 2013.

o) Defined Benefit Pension Plan

Pension expense under the defined benefit pension plan is actuarially determined using the projected benefit method, and management’s best estimate assumptions. Pension plan assets are valued at fair value. The excess of any cumulative net actuarial gain (loss) over ten percent of the greater of the benefit obligation and the fair value of plan assets is amortized over the average remaining life expectancy of all members. The over-funded or under-funded status of the defined benefit pension plan is recognized as an asset or liability, respectively, on the consolidated balance sheets, with an offsetting adjustment made to accumulated other comprehensive income. The Company measures its plan assets and obligations at the year-end balance sheet date.

The discount rate assumption used reflects prevailing rates available on high-quality, fixed-income debt instruments. The assumption for long-term rate of return is based on the yield available on long-dated government and corporate bonds at the measurement date, with an allowance for equity outperformance of 3.5% (2012 – 3.3%; 2011 – 3.5%).

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

The assumptions used in the Black-Scholes option-pricing model are summarized as follows:

	April 30, 2013	April 30, 2012	April 30, 2011
Risk-free interest rate	0.7%	1.4%	1.8%
Dividends	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years
Weighted average fair value per option	$1.62	$1.78	$3.15

Based on these assumptions, stock-based compensation expense reduced the Company’s results of operations by $4.2 for the year ended April 30, 2013 (2012—$4.8; 2011 —$4.7).

As of April 30, 2013, there was $5.8 of unrecognized stock-based compensation expense related to stock option awards (April 30, 2012—$8.5). The Company expects this expense to be recognized over a weighted average period of 1.9 years (April 30, 2012—2.5 years).

q) Net Income per Common Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated using the treasury stock method when the impact is considered to be dilutive. To compute diluted net income per share, the weighted-average number of common shares outstanding is increased by the number of common shares that would be issued assuming the exercise of stock options and warrants.

r) Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes unrealized gains and losses excluded from the consolidated statements of operations. These unrealized gains and losses consist of foreign currency translation adjustments, which are not adjusted for income taxes since they primarily relate to indefinite investments in foreign subsidiaries, and changes in the unfunded status of the pension plan.

s) Advertising Costs

The cost of advertising is expensed as incurred, except for cooperative advertising obligations, which are expensed at the time the related sales are recognized and the advertising credits are earned. Cooperative advertising obligations are classified as a revenue reduction or cost of sale in accordance with the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Advertising costs are recorded in selling, general and administrative expenses. During fiscal 2013, the Company incurred $9.3 in advertising costs (2012—$8.6; 2011—$10.0), of which $4.1 related to cooperative advertising expenses (2012—$3.4; 2011—$3.2).

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

u) Recent Accounting Pronouncements Adopted in Fiscal 2013

Other Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05 to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that comprehensive income must be presented in a single continuous statement with net income, or in a separate, but consecutive, statement. The Company adopted this ASU in the first quarter of fiscal 2013 by reporting a separate statement of comprehensive income (loss) for all periods presented.

In February 2013, the FASB issued ASU 2013-02 to improve the reporting of reclassifications out of accumulated other comprehensive income. The ASU provides amendments to the Comprehensive Income subtopic of the FASB ASC, such that companies must report the effect of significant reclassifications out of accumulated comprehensive income on the respective line items in net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity may cross-reference to the relevant note disclosure. The Company adopted this ASU in the fourth quarter of fiscal 2013 by cross-referencing the significant reclassifications to the relevant note disclosure.

3. ASSETS OF COMPONENT HELD FOR SALE AND DISCONTINUED OPERATIONS

In the third quarter of fiscal 2012, the Company began to actively market for sale its DataNet and CommSource business (“DataNet”), which distributes a wide variety of third-party telephony and data products and related services. The Company completed the sale in March 2013. As a result, for the years ended April 30, 2011, 2012 and 2013, the operating results have been reported as discontinued operations on the consolidated statements of operations, and at April 30, 2012 the assets have been classified as held for sale on the consolidated balance sheet. Previously, DataNet was included in the Other segment. Summarized financial information for DataNet is shown below.

April 30, 2012
Assets held for sale
Accounts receivable	$2.3
Inventories	1.1

Assets of component held for sale, current	3.4
Goodwill	1.9

Total assets of component held for sale	$5.3

	Year Ended April 30, 2013(1)	Year Ended April 30, 2012	Year Ended April 30, 2011
Operations
Revenues	$40.7	$57.9	$60.4

Income (loss) from discontinued operations, before taxes	(4.8)	1.1	2.6
Income tax recovery (expense)	1.1	(0.5)	(0.9)

Net income (loss) from discontinued operations, net of tax	$(3.7)	$0.6	$1.7

(1)	Operating results for the year ended April 30, 2013 consist of the operations up to the date of sale, March 1, 2013.

For the year ended April 30, 2013, the loss from discontinued operations, before taxes, consists of a loss from operations up to the time of sale of $1.3, a non-cash impairment of goodwill of $1.9, a non-cash impairment of inventory of $0.7 and a net loss on the sale of $0.9 (consisting of proceeds from disposition of $2.1, less the net book value of accounts receivable and inventory sold of $1.6 and costs and expenses related to the sale of $1.4).

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

	April 30, 2013				April 30, 2012
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$6.7	$(1.6)		$5.1	$9.8	$(2.0)		$7.8
Current portion of investment in sales-type leases	16.0	(0.6)		15.4	17.6	(0.7)		16.9
Non-current portion of investment in sales-type leases	19.4	(0.7)		18.7	24.6	(1.0)		23.6

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	42.1	(2.9)		39.2	52.0	(3.7)		48.3
Sold rental payments remaining unbilled	111.2	(3.8	)(1)	107.4	141.5	(5.7	)(1)	135.8

Total of sales-type leases unsold and sold	$153.3	$(6.7)		$146.6	$193.5	$(9.4)		$184.1

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For fiscal 2013, the Company sold $32.4 of rental payments and recorded gains on sale of those rental payments of $5.1 (2012—sold $48.8 and recorded gains of $8.2; 2011—sold $63.0 and recorded gains of $10.0). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included on the consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

At April 30, 2013, future minimum lease payments related to the sold rental streams remaining unbilled are: 2014—$48.1, 2015—$33.4, 2016—$19.7, 2017—$8.2, and 2018—$1.8.

At April 30, 2013, future minimum lease receipts due from customers related to the lease portfolio included in the April 30, 2013 consolidated balance sheet are: 2014—$16.0, 2015—$9.7, 2016—$5.2, 2017—$2.5 and 2018—$2.0.

Financing Receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as at April 30, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.9	$1.7	$2.1	$3.8	$6.7
Investment in sold and unsold sales-type lease receivables	132.1	12.8	1.7	14.5	146.6

Total gross sales-type leases	135.0	14.5	3.8	18.3	153.3
Allowance	(3.4)	(1.6)	(1.7)	(3.3)	(6.7)

Total net sales-type leases	$131.6	$12.9	$2.1	$15.0	$146.6

Aging Analysis as at April 30, 2012

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.3	$3.0	$2.5	$5.5	$9.8
Investment in sold and unsold sales-type lease receivables	156.0	25.1	2.6	27.7	183.7

Total gross sales-type leases	160.3	28.1	5.1	33.2	193.5
Allowance	(4.0)	(2.4)	(3.0)	(5.4)	(9.4)

Total net sales-type leases	$156.3	$25.7	$2.1	$27.8	$184.1

Allowance for Credit Losses

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current credit worthiness of customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts at each reporting period and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations.

The following table shows the activity of the allowance for credit losses on sales-type leases during the years ended April 30, 2013 and April 30, 2012:

	Year ended April 30, 2013	Year ended April 30, 2012
Allowance for credit losses on sales-type leases, opening	$(9.4)	$(12.2)
Write-offs	3.4	4.4
Recoveries	(0.1)	(0.3)
Provision	(0.6)	(1.3)

Allowance for credit losses on sales-type leases, closing	$(6.7)	$(9.4)

Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$7.2	$9.0
Allowance against sales-type leases individually evaluated for impairment	(3.0)	(4.7)

Sales-type leases individually evaluated for impairment, net	$4.2	$4.3

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$146.1	$184.5
Allowance against sales-type leases collectively evaluated for impairment	(3.7)	(4.7)

Sales-type leases collectively evaluated for impairment, net	$142.4	$179.8

5. INVENTORIES

	April 30, 2013	April 30, 2012
Raw materials and work in process	$2.5	$3.3
Finished goods	29.9	29.7
Less: provision for obsolete inventory	(4.5)	(4.7)

	$27.9	$28.3

6. OTHER CURRENT ASSETS

	April 30, 2013	April 30, 2012
Prepaid expenses and deferred charges	$12.6	$15.0
Unbilled receivables	3.5	3.2
Due from related parties (note 11)	1.0	1.5
Other receivables	11.5	8.4
Service inventory	3.4	5.1
Restricted cash	0.4	0.6

	$32.4	$33.8

7. PROPERTY AND EQUIPMENT

	April 30, 2013			April 30, 2012
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Equipment	$89.3	$(59.2)	$30.1	$70.7	$(49.2)	$21.5

As of April 30, 2013, equipment included leased assets with cost of $16.0 (2012—$8.0) and net book value of approximately $11.4 (2012—$5.5). Depreciation expense recorded in fiscal 2013 amounted to $10.3 (2012—$7.6; 2011—$8.7).

2005 Sale-Leaseback Transaction

In August 2005, the Company entered into a sale-leaseback transaction on land and building in the U.K. A portion of the gain from the transaction was deferred over the 10 year term of the lease. The deferred and unamortized balance at April 30, 2013 was $1.4 (2012—$1.9).

8. IDENTIFIABLE INTANGIBLE ASSETS

	April 30, 2013			April 30, 2012
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$18.6	$(13.7)	$4.9	$16.8	$(11.6)	$5.2
Customer relationships	99.9	(71.5)	28.4	99.9	(59.0)	40.9
Developed technology	78.8	(56.2)	22.6	78.8	(46.4)	32.4

	$197.3	$(141.4)	$55.9	$195.5	$(117.0)	$78.5

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

Amortization of identifiable intangible assets in fiscal 2013 was $24.5 (2012—$24.4; 2011—$24.1). The estimated amortization expense related to intangible assets in existence as of April 30, 2013, over the next five fiscal years is as follows: 2014—$24.3, 2015—$23.6, 2016—$7.3 , 2017—$0.5 and 2018—$0.2.

9. GOODWILL

	April 30, 2013	April 30, 2012
Gross amount	$417.1	$417.1
Accumulated impairment loss	(284.5)	(284.5)

Goodwill, net	$132.6	$132.6

The Company performs its impairment test of goodwill annually in the fourth quarter, as described in note 2.

In fiscal 2012 and 2011, the Company concluded that there was no impairment since the fair value determinations of the reporting units were found to exceed the carrying values. In fiscal 2013, an impairment of goodwill of $1.9 was recorded related to the discontinued operations of DataNet (as described in note 3). At April 30, 2012, the $1.9 of goodwill was classified as assets of component held for sale, non-current in the consolidated balance sheet.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30, 2013	April 30, 2012
Trade payables	$37.0	$35.3
Employee-related payables	13.7	15.4
Accrued liabilities	32.0	31.3
Restructuring, warranty and other provisions	7.5	7.4
Due to related parties (note 11)	0.8	0.9
Other payables	10.1	14.0

	$101.1	$104.3

11. RELATED PARTY TRANSACTIONS

Significant related party transactions not otherwise disclosed in the Consolidated Financial Statements consist of the following:

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) are significant common shareholders of the Company. In addition, the Matthews Group also holds stock options of the Company. Significant transactions with companies controlled by or related to Dr. Matthews include the following:

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

During fiscal 2013, Mitel recorded lease payments for base rent and operating costs of $4.4 (2012—$5.3; 2011—$8.5). At April 30, 2013, balances payable relating to the current lease totaled nil (April 30, 2012—nil).

Investment

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. Sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.3 and $0.7, respectively, for the year ended April 30, 2013 (2012—$1.1 and $0.7, respectively; 2011—$0.5 and $0.4, respectively). At April 30, 2013, the balances receivable and payable as a result of these transactions were nil and $0.1, respectively (2012—$0.4 and $0.1, respectively).

Other

Other sales to and purchases from the Matthews Group arising in the normal course of the Company’s business were $1.1 and $2.5, respectively, for the year ended April 30, 2013 (2012—$0.7 and $6.6, respectively; 2011—$1.3 and $3.5, respectively). Included in purchases for the year ended April 30, 2013 is $0.1 (2012—$3.2) related to leasehold improvements and similar costs at the Ottawa-based headquarters facilities completed on the Company’s behalf by the Matthews Group.

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 10, respectively.

The Francisco Group

Francisco Partners Management, LLC and certain of its affiliates (collectively, “the Francisco Group”) are significant common shareholders of the Company. In addition, the Francisco Group holds stock options of the Company. Significant transactions with companies controlled by or related to the Francisco Group include the following:

Second Lien Debt

During the third quarter of fiscal 2010, an affiliate of the Francisco Group purchased $21.2 in principal of the outstanding second lien term debt. The Matthews Group had a 40% participating interest in the second lien debt held by such affiliate of the Francisco Group but was neither a party to nor a lender under the second lien term loan and had no contractual rights or enforcement rights against the Company in connection with its participating interest in such second lien debt. In the third quarter of fiscal 2011, the affiliate sold $11.2 of face value of the debt, which included the Matthews Group’s 40% participating interest. In August 2011, the affiliate of the Francisco Group sold its remaining interest in the Company’s second lien term loan. Interest of nil was expensed during fiscal 2013 relating to the second lien debt held by an affiliate of the Francisco Group (2012—$0.2; 2011—$1.2).

12. LONG-TERM DEBT

	April 30, 2013	April 30, 2012
First lien revolving credit facility, maturing February 2018	$—	$—
First lien term loan, six year term, maturing February 2019	200.0	—
Second lien term loan, seven year term, maturing February 2020	80.0	—
Unamortized original issue discount, recorded net against the first lien and second lien term loans	(3.5)	—
First lien term loan, repaid in February 2013	—	176.2
Second lien term loan, repaid in February 2013	—	129.9
Capital leases, at interest rates varying from 5.5% to 11.0%, maturity dates of up to four years, secured by the leased assets	11.4	5.5
Other	0.2	0.2

	288.1	311.8
Less: current portion	6.5	4.6

	$281.6	$307.2

In February 2013 the Company completed a refinancing of its long-term senior debt by entering into new credit agreements, consisting of an undrawn $40.0 first lien revolving credit facility, a $200.0 first lien term loan and an $80.0 second lien term loan (the “new credit facilities”). Proceeds of $276.4 from the new credit facilities (net of original issue discount of $3.6), along with cash on hand, were used to repay the remaining $174.0 outstanding first lien term loan and $130.0 outstanding second lien term loan (the “prior credit facilities”), as well as fees and expenses related to the refinancing transaction. Prior to the refinancing, the Company repaid $2.2, primarily related to excess cash flow repayments under the prior credit facilities.

Total fees and expenses related to the new credit facilities of $8.5 have been deferred, included in other non-current assets, and will be amortized over the term of the new credit facilities using the effective interest method, where applicable. Original issue discount of $3.6 has been recorded net against the long-term debt and will be amortized over the term of the new credit facilities using the effective interest method. In addition, unamortized debt issue costs and unamortized original issue discount relating to the prior credit facilities totaling $2.6 were expensed in connection with the refinancing.

The undrawn $40.0 first lien revolving credit facility bears interest at LIBOR plus 5.75%, or, at the option of the Company, a base rate plus an applicable margin, and matures in February 2018. The Company may borrow Canadian dollars under the first lien revolving credit facility. Such borrowings bear interest at the Canadian prime rate plus an applicable margin. The $200.0 first lien term loan bears interest at LIBOR (subject to a 1.25% floor) plus 5.75%, or, at the option of the Company, a base rate plus an applicable margin, and matures in February 2019. The first lien term loan requires quarterly principal repayments of 0.25% of the original outstanding principal. The $80.0 second lien term loan bears interest at LIBOR (subject to a 1.25% floor) plus 9.75% or, at the option of the Company, a base rate plus an applicable margin, and matures in February 2020, with no mandatory principal repayments prior to maturity.

The Company is also required to make annual principal repayments on the first lien term loan (and, once the first lien term loan has been fully repaid, on the second lien term loan) based on a percentage of excess cash flow (as defined in the first and second lien credit agreements). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required be paid within 100 days of the end of fiscal 2014.

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

The new credit facilities contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $40.0 of unrestricted cash) to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”), as specified in the new credit facilities, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments and (f) limitations on the payment of dividends. The maximum Leverage Ratio under the first lien credit agreement applies to the Company for the period ending April 30, 2013 and for all fiscal quarters thereafter and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
April 30, 2013 through January 31, 2014	4.00:1.00
April 30, 2014 through January 31, 2015	3.50:1.00
April 30, 2015 through January 31, 2016	3.00:1.00
April 30, 2016 and thereafter	2.75:1.00

The Company’s Leverage Ratio at April 30, 2013 was 3.0. At April 30, 2013, the Company was in compliance with all of the applicable covenants included in the current credit agreements.

At April 30, 2012, the credit facilities consisted of an undrawn $30.0 first lien revolving credit facility, maturing August 2012, a seven year first lien term loan bearing interest at a rate of LIBOR plus 3.25% maturing in August 2014, and eight year second lien term loan bearing interest at a rate of LIBOR plus 7.00% maturing August 2015. The average LIBOR paid in fiscal 2013 up to the time of repayment was 0.4% (2012—0.4%; 2011—0.4%).

In addition, as at April 30, 2013, the Company has a $1.6 (£1.0) unsecured facility in the U.K., under which $0.8 of letters of credit are outstanding at April 30, 2013 (April 30, 2012—$0.4).

Interest expense related to capital leases was $0.6 in fiscal 2013 (2012—$0.3; 2011—$0.4). Future minimum lease payments as of April 30, 2013 under capital leases total $11.6 of which $4.3, $3.5, $2.7 and $1.1 relate to fiscal years 2014 to 2017, respectively. Total interest costs of $1.2 are included in the total future lease payments.

13. COMMITMENTS AND GUARANTEES

Operating Leases

The Company leases certain equipment and facilities under third-party operating leases. The Company is also committed under a related party lease (see note 11). Rental expense and sub-lease income on operating leases were as follows:

	2013	2012	2011
Rental expense (1)
Arms-length	$9.6	$10.6	$10.4
Related party	4.9	4.8	6.7

Total	$14.5	$15.4	$17.1

Sub-lease income
Arms-length	$—	$0.2	$1.2
Related party	—	—	0.2

	$—	$0.2	$1.4

(1)	Presented net of amounts that have been provided for under restructuring provisions.

Future minimum operating lease payments are as follows:

	Future Lease Payments(1)
Fiscal year	Arms-length	Related Party
2014	$13.9	$4.5
2015	10.6	4.5
2016	10.0	3.8
2017	8.8	—
2018	8.0	—
Thereafter	20.1	—

	$71.4	$12.8

(1)	Future lease payments are shown gross of the lease restructuring provision of $6.2, as described note 19.

Guarantees

The Company has the following major types of guarantees:

Product Warranties

The Company provides its customers with standard warranties on hardware and software for periods up to fifteen months. The following table details the changes in the warranty liability:

	April 30, 2013	April 30, 2012
Balance, beginning of year	$0.8	$0.9
Warranty costs incurred	(0.2)	(0.4)
Warranties issued	0.2	0.3
Change in estimated warranty costs	—	—

Balance, end of year	$0.8	$0.8

Intellectual Property Indemnification Obligations

The Company enters on a regular basis into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims arising from these transactions. The nature of these intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the Consolidated Financial Statements with respect to these guarantees.

Bid and Performance Related Bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At April 30, 2013 and April 30, 2012, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was insignificant. At April 30, 2013, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $0.4 (2012—$1.0).

Letters of Credit

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. As of April 30, 2013 and April 30, 2012, there were no outstanding commitments to extend credit to third parties or financial guarantees outstanding other than letters of credit. Letters of credit amounted to $1.1 as of April 30, 2013 (April 30, 2012—$1.1). The estimated fair value of letters of credit, which is equal to the fees paid to obtain the obligations, was not significant as of April 30, 2013 and April 30, 2012.

14. CONTINGENCIES

In March 2007, the Company entered into a settlement agreement with a competitor regarding the competitor’s patent infringement claim. The settlement required Mitel to make payments totaling $19.7 over a five-year period ending in fiscal 2012. In addition, the agreement requires an additional payment based on the percentage of sales in excess of a cumulative threshold. As a result of exceeding this threshold during the initial five-year period, in fiscal 2012 the Company expensed an additional $0.5 (2011—$1.0) as a loss on litigation settlement. In the fourth quarter of fiscal 2012, the agreement was automatically extended with additional payments required based on a percentage of sales. The Company expensed an additional $0.5 in fiscal 2012 and $1.2 in fiscal 2013 as loss on litigation settlement relating to the extension. In the fourth quarter of fiscal 2013, the Company amended the agreement. Under the amended agreement, which expires April 30, 2017, the Company expects to make quarterly payments of $0.3, which will be expensed as cost of sales.

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

15. COMMON SHARES

At April 30, 2013, there were an unlimited number of common shares authorized and 53.7 million shares issued and outstanding (2012—53.6 million shares issued and outstanding). The holders of common shares are entitled to one vote per share and are entitled to dividends if and when declared by the Board of Directors.

Shareholders’ Agreement

In conjunction with the closing of the April 2010 initial public offering (“IPO”), the Company, the Francisco Group and the Matthews Group became parties to a shareholders’ agreement (“the Shareholders’ Agreement”). Under the Shareholders’ Agreement, the Francisco Group is entitled to nominate three members to the Board of Directors provided the Francisco Group controls at least 15% of the outstanding common shares. In addition, the Matthews Group is entitled to nominate two members to the Board of Directors provided the Matthews Group controls at least 10% of the outstanding common shares. In addition, the Francisco Group and the Matthews Group will nominate the Company’s Chief Executive Officer to serve as a member of the Board of Directors, provided the Francisco Group and the Matthews Group each control at least 5% of the outstanding common shares. The Matthews Group and Francisco Group agree to vote their shares in favor of the election of the other party’s nominees. The number of members on the Board of Directors shall be no more than ten.

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

Stock Options

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “2006 Plan”) permits grants of stock options, deferred share units, restricted stock units, performance share units and other stock-based awards. Under the 2006 Plan, options are generally granted for a fixed number of shares with an exercise price at least equal to the fair market value of the shares at the date of grant. The Company’s Board of Directors has the discretion to amend general vesting provisions and the term of any option, subject to limits contained in the 2006 Plan. Options granted up to March 5, 2010 vest 25% each year over a four year period on the anniversary date of the grant and expire in the fifth year. Options granted subsequent to March 5, 2010 vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant.

On March 5, 2010, the shareholders passed a resolution to amend the 2006 Plan to fix the maximum number of common shares available for issuance under the 2006 Plan and all other security-based compensation arrangements at 5.6 million common shares, subject to an annual increase of such maximum number of up to three percent of the then outstanding common shares of the Company on each of the first, second and third anniversary of the amendment. Common shares subject to outstanding awards under the 2006 Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under the 2006 Plan. The total aggregate number of common shares that may be issued under the 2006 Plan and all other security-based compensation arrangements of the Company at April 30, 2013 was 10.4 million.

The number of options to purchase common shares available for grant at April 30, 2013 was 3.6 million (2012—2.1 million).

Inducement Options

The Company granted 0.5 million inducement options to its current Chief Executive Officer (“CEO”) upon his hiring in January 2011. These options are outside of the pool of stock options available for grant under the 2006 Plan. These options vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant.

Summary

The following is a summary of the Company’s stock option activity:

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Balance, beginning of year	6.4	$5.34	5.8	$5.72	2.6	$4.02
Granted	1.0	3.58	1.8	3.86	3.7	6.64
Exercised (1)	(0.1)	3.49	(0.5)	3.75	(0.3)	3.75
Forfeited	(0.4)	4.62	(0.2)	7.49	(0.1)	6.01
Expired	(0.5)	5.07	(0.5)	4.99	(0.1)	5.62

Balance, end of year	6.4	$5.15	6.4	$5.34	5.8	$5.72

Number of options exercisable	3.7	$5.28	2.5	$5.45	1.7	$4.95

(1)	The total intrinsic value of options exercised during the year ended April 30, 2013 was $0.1 (2012—$0.3 and 2011—$0.6).

The following table summarizes information about the Company’s stock options outstanding and exercisable at April 30, 2013:

April 30, 2013
Total outstanding				Total exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value(3)	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value(3)
$3.75	0.7	1.1 years	$—	0.5	1.1 years	$—
$4.00	1.3	5.0 years	—	0.6	4.9 years	—
$4.22	0.4	5.9 years	—	0.2	5.8 years	—
$5.16 (1)	2.0	4.2 years	—	0.8	4.7 years	—
$8.79	1.0	4.2 years	—	0.7	4.1 years	—
Other(2)	1.0	5.5 years	0.3	0.9	5.4 years	0.2

	6.4		$0.3	3.7		$0.2

(1)

During fiscal 2011, the Company granted options to the new CEO to purchase 2.0 million common shares. Of the grant, 1.5 million options were subject to the regular vesting schedule of 1/16 each quarter, and have a seven year contractual life. The remaining 0.5 million options vest as follows: 12.5% of the options vest on the “trigger date” and the remainder vest monthly over an 18-month period following the trigger date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price of the Company’s common shares is equal to or greater than $16.80 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.

(2)	Other consists of all other remaining options outstanding. No individual tranche included in Other has more than 0.3 million options outstanding. The weighted average exercise price of all options included in Other was $4.31 per share.
(3)	The aggregate intrinsic value of outstanding and exercisable stock options represents the amount by which the fair value of the common shares exceeds the exercise price of in-the-money options. The amount is based on the fair value of the shares at April 30, 2013, which is assumed to be the price that would have been received by the option holders had all stock option holders exercised and sold their options on April 30, 2013.

Additional information with respect to stock option activity is as follows:

	Fiscal 2013		Fiscal 2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Unvested, beginning of year	3.9	$5.27	4.1	$6.05
Granted	1.0	3.58	1.8	3.86
Vested	(2.0)	4.83	(1.8)	5.42
Forfeited	(0.1)	5.19	(0.2)	7.49

Unvested, end of year	2.8	$4.99	3.9	$5.27

16. PREFERRED SHARES

At April 30, 2013 and 2012, there were an unlimited number of preferred shares authorized, issuable in series. At April 30, 2013 and 2012, there were nil preferred shares outstanding.

17. WARRANTS

The following table outlines the carrying value of warrants outstanding as of April 30, 2013 and 2012:

	April 30, 2013	April 30, 2012
Warrants issued in connection with government funding (1)	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes (2)	—	10.5
Warrants issued in connection with Class 1 Preferred Shares (3)	—	6.0

	$39.1	$55.6

(1)	At April 30, 2013, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2012—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.
(2)	At April 30, 2012, there were 1.35 million warrants outstanding that were issued in connection with the issuance of Senior Secured Convertible Notes. The warrants had an exercise price of $15.69 per share and expired in August 2012.
(3)	At April 30, 2012, there were 1.87 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares. The warrants had an exercise price of $15.91 per share and expired in August 2012.

18. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding for earnings per share calculations as disclosed on the consolidated statements of operations:

	2013	2012	2011
Weighted average number of common shares outstanding, basic	53.7	53.5	52.9
Dilutive effect of options	—	—	0.6
Dilutive effect of warrants	2.5	2.5	2.5

Weighted average number of common shares outstanding, diluted	56.2	56.0	56.0

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on the terms of the securities:

(Average number outstanding, in millions)	2013	2012	2011
Stock options	4.9	4.9	1.8

Also excluded from all periods are 3.2 million warrants that expired out-of-the-money in August 2012 (as described in note 17).

Additionally, for fiscal 2013, 0.5 million options (2012—0.5 million; 2011—0.5 million), which could potentially dilute basic earnings per share in the future, were excluded from the above table since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

19. SPECIAL CHARGES AND RESTRUCTURING COSTS

During fiscal 2011, the Company undertook actions to reduce its cost structure and improve operational efficiency. The components of the charge included $10.2 of workforce reduction related charges, including severance for approximately 100 employees, as well as $5.3 of lease termination obligations, which include costs to reinstate, back to their original condition, certain leased premises.

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

During fiscal 2013, the Company recorded special charges and restructuring costs of $20.3 consisting of $9.2 of workforce reduction related charges, $5.4 of facility-related charges and $5.7 of acquisition-related costs. Workforce reduction and facility-related charges are primarily the result of restructuring actions taken in the second quarter of fiscal 2013. In response to macro-economic concerns, in August 2012, the Company implemented a restructuring plan that included the termination of approximately 200 employees as well as the closure of excess facilities, primarily in North America.

Acquisition-related costs of $5.7 were recorded during the third quarter of fiscal 2013 and consisted primarily of diligence costs incurred during exclusive negotiations with a third party relating to a potential acquisition. The Company concluded that it will not proceed with the transaction, but remains subject to a non-disclosure agreement.

The workforce reduction liability of $2.3 and the current portion of the lease termination obligation liability of $4.4 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $1.8 included in other non-current liabilities. Substantially all special charges and restructuring costs relate to the Mitel Communications Solutions segment, as described in note 21.

The following table summarizes details of the Company’s special charges and related reserves during fiscal 2011, 2012 and 2013:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2010	$0.3	$6.5	$6.8
Fiscal 2011:
Charges	10.2	5.3	15.5
Cash payments	(6.8)	(5.0)	(11.8)
Foreign currency impact and other	0.5	0.2	0.7

Balance of provision as of April 30, 2011	$4.2	$7.0	$11.2

Fiscal 2012:
Charges	9.3	7.8	17.1
Cash payments	(11.7)	(6.0)	(17.7)
Foreign currency impact and other	(0.3)	0.4	0.1

Balance of provision as of April 30, 2012	$1.5	$9.2	$10.7

Fiscal 2013:
Charges	9.2	5.4	14.6
Cash payments	(8.3)	(8.1)	(16.4)
Foreign currency impact and other	(0.1)	(0.3)	(0.4)

Balance of provision as of April 30, 2013	$2.3	$6.2	$8.5

20. SUPPLEMENTARY CASH FLOW INFORMATION

	2013	2012	2011
Change in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$12.7	$7.1	$15.7
Inventories	0.7	(1.5)	2.5
Other current assets (1)	0.9	(0.3)	4.4
Other non-current assets	(0.7)	(0.9)	0.2
Accounts payable and accrued liabilities (2)	(2.2)	2.0	(16.9)
Deferred revenue	2.3	(4.7)	(2.6)
Other non-current liabilities (2)	(0.7)	(1.2)	2.5
Change in pension liability	0.5	0.7	0.9

	$13.5	$1.2	$6.7

Interest payments	$15.7	$17.1	$18.6
Income tax payments	$14.6	$9.8	$7.0
Disclosure of non-cash activities during the period:
Property and equipment additions financed through capital lease	$9.1	$2.7	$2.5

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.
(2)	Included in accounts payable and accrued liabilities and in other non-current liabilities on the consolidated balance sheets is the litigation settlement obligation, the change in which is presented separately on the consolidated statements of cash flows.

21. SEGMENT INFORMATION

The Company’s CEO has been identified as the chief operating decision maker. The CEO evaluates the performance of the segments and allocates resources based on information provided by the Company’s internal management system. The primary financial measure of performance used by the CEO is segment income, which includes segment revenues less cost of sales and related selling, general and administrative costs and research and development costs. The Company does not allocate certain corporate selling, general and administrative expenses, amortization of acquisition-related intangible assets, stock-based compensation expense and special charges and restructuring costs to its segments as management does not use this information to measure the performance of the operating segments. These unallocated expenses are included in corporate and unallocated costs in the reconciliation of operating results. In addition, total asset information by segment is not presented because the CEO does not use such segmented measures to allocate resources and assess performance. Inter-segment sales are based on fair market values, are eliminated on consolidation and are not significant. With the exception of segment income defined above, the accounting policies of reported segments are the same as those described in the summary of significant accounting policies.

The Company’s CEO evaluates the performance of the Company and allocates resources based on the following three business units:

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

Business segments

Financial information by operating segment for fiscal years 2013, 2012 and 2011 is summarized below.

	Fiscal year ended April 30, 2013
	MCS	NetSolutions	Other	Total
Revenues	$480.3	$84.2	$12.4	$576.9

Segment income	108.5	18.9	2.2	129.6

Corporate and unallocated:
Selling, general and administrative				(85.7)
Special charges				(20.3)
Litigation settlement				(1.5)

Operating income from continuing operations				$22.1

	Fiscal year ended April 30, 2012
	MCS	NetSolutions	Other	Total
Revenues	$514.7	$81.0	$16.1	$611.8

Segment income	112.3	18.6	3.1	134.0

Corporate and unallocated:
Selling, general and administrative				(86.1)
Special charges				(17.1)
Litigation settlement				(1.5)

Operating income from continuing operations				$29.3

	Fiscal year ended April 30, 2011
	MCS	NetSolutions	Other	Total
Revenues	$491.0	$78.8	$19.5	$589.3

Segment income	91.0	19.4	3.8	114.2

Corporate and unallocated:
Selling, general and administrative				(80.9)
Special charges				(15.5)
Litigation settlement				(1.0)

Operating income from continuing operations				$16.8

Long-lived asset information by segment is as follows:

	April 30, 2013			April 30, 2012
	Property and Equipment	Goodwill	Identifiable Intangible Assets	Property and Equipment	Goodwill	Identifiable Intangible Assets
MCS	$29.9	$98.8	$50.2	$21.4	$98.8	$70.3
NetSolutions	0.2	33.8	5.7	0.1	33.8	8.2
Other	—	—	—	—	—	—

	$30.1	$132.6	$55.9	$21.5	$132.6	$78.5

Geographic Information

Revenues from external customers are attributed to the following countries based on location of the customers:

	2013	2012	2011
United States	$369.6	$380.7	$372.4
United Kingdom	108.7	119.3	108.6
Canada	32.5	37.8	34.4
Other foreign countries	66.1	74.0	73.9

	$576.9	$611.8	$589.3

Concentrations

The Company sells its products and services to a broad set of enterprises ranging from large, multinational enterprises, to small and mid-sized enterprises, government agencies, health care organizations and schools. Management believes that the Company is exposed to minimal concentration risk since the majority of its business is conducted with companies in numerous diverse industries. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for its accounts receivable. In some cases, the Company will require payment in advance or security in the form of letters of credit or third-party guarantees. No single customer accounted for more than 10 percent of the Company’s revenue or accounts receivable for the years ended April 30, 2013, April 30, 2012 and April 30, 2011.

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

22. INCOME TAXES

Details of income taxes are as follows:

	2013	2012	2011
Income (loss) from continuing operations before income taxes:
Canadian	$10.6	$21.5	$(17.5)
Foreign	(9.5)	(11.7)	15.5

	$1.1	$9.8	$(2.0)

Current income tax recovery (expense):
Canadian	$(0.1)	$0.2	$(5.3)
Foreign	(10.2)	(8.6)	(2.7)

	$(10.3)	$(8.4)	$(8.0)

Deferred income tax recovery (expense):
Canadian	$6.4	$34.0	$89.0
Foreign	12.7	13.8	7.4

	$19.1	$47.8	$96.4

The income tax recovery (expense) reported differs from the amount computed by applying the Canadian rates to the income (loss) before income taxes. The reasons for these differences and their tax effects are as follows:

	2013	2012	2011
Expected tax rate	26.5%	27.6%	29.8%

Expected tax benefit (expense)	$(0.3)	$(2.7)	$0.6
Foreign tax rate differences	(1.1)	(2.3)	0.7
Use of losses not previously recognized	(0.3)	(0.9)	(0.1)
Release of valuation allowance on deferred tax assets	0.5	35.4	87.2
Effect of change in tax rates on deferred tax balances	3.4	—	—
Permanent differences	(1.0)	(1.4)	(2.1)
Tax credits and other adjustments	7.6	11.3	2.1

Income tax recovery	$8.8	$39.4	$88.4

The tax effect of components of the deferred tax assets and liabilities are as follows:

	April 30, 2013	April 30, 2012
Assets:
Net operating loss and credit carry-forwards	$104.4	$98.7
Allowance for doubtful accounts	1.7	1.7
Inventories	1.8	1.7
Restructuring and other	7.4	12.5
Pension liability	21.1	19.8
Revenue recognition	8.0	7.3
Lease obligations, share issuance costs and long-term debt	3.2	2.0
Intangibles	82.7	79.0

Total deferred tax assets	230.3	222.7

Lease obligations	(16.2)	(24.0)
Acquisition intangibles	(65.1)	(65.1)
Property and equipment	(0.2)	(3.4)

Total deferred tax liabilities	(81.5)	(92.5)

Total gross deferred tax assets net of total deferred tax liabilities	148.8	130.2
Valuation allowance	(35.3)	(35.8)

Net deferred tax assets	$113.5	$94.4

In fiscal 2013, the Company updated its assessment of the realizability of its deferred tax assets. At April 30, 2013, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there continues to be a valuation allowance of $35.3 against deferred tax assets primarily in the United Kingdom (April 30, 2012–$35.8). Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

In fiscal 2012, the Company updated its assessment of the realizability of its deferred tax assets. Based primarily on stronger operating performance in fiscal 2012, the Company determined that it was more-likely-than-not that the Company would realize a benefit from an additional portion of its deferred tax assets in Canada. As a result, a valuation allowance of approximately $35.4 was released, primarily relating to the deferred tax assets in Canada.

In fiscal 2011, the Company updated its assessment of the realizability of its deferred tax assets. Based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the last 36 months and forecasted income, the Company determined that the weight of the evidence indicated that it was more likely than not that the Company will realize a benefit from a portion of its deferred tax assets in Canada and released $87.2 of valuation allowance.

The Company and its subsidiaries had the following tax loss carryforwards and tax credits:

	April 30, 2013
Year of Expiry	Tax Losses	Tax Credits
2018	$—	$0.7
2019	8.3	0.9
2020-2033	1.4	58.8
Indefinite	144.5	—

Total	$154.2	$60.4

These tax loss carry-forwards relate to operations in Canada, United States, France and Hong Kong. The United States has an annual restriction of $2.3 on the utilization of these losses related to a change in ownership in 2001.

Tax credit carry-forwards relate to the Canadian and United States operations amounting to $53.2 and $7.2, respectively. These credits consist primarily of investment tax credits that can be used to offset future federal, provincial and state income taxes payable.

The Company operates in multiple jurisdictions throughout the world and its returns are subject to ongoing examinations by certain taxing authorities in those jurisdictions. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provisions for income taxes. The Company believes that it has adequately provided for tax adjustments that are probable as a result of any ongoing or future examinations.

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

Uncertain Tax Positions

The following table reconciles the activity related to the Company’s unrecognized tax benefits, which are included in other non-current liabilities in the consolidated balance sheets:

	2013	2012
Opening balance	$10.7	$11.9
Increase related to current year tax positions	1.2	1.8
Decrease related to prior year tax positions	(0.6)	(0.1)
Reductions due to lapse in statute of limitations	(1.6)	(2.9)
Other	(0.1)	—

Closing balance	$9.6	$10.7

The amount of unrecognized tax benefits at April 30, 2013 that would affect the effective tax rate, if recognized, was approximately $8.3 (2012—$8.2).

The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense. As of April 30, 2013, the Company has a balance of $0.5 (2012—$0.5) for the potential payment of interest and penalties. During fiscal 2013, the Company expensed $0.1 (2012—$0.2; 2011—$0.5) for the potential payment of interest and penalties.

The Company expects that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next 12 months. The amount of tax and interest related to unrecognized tax benefits is expected to decrease by approximately $0.9. While the Company continues to pursue the settlement of its uncertain tax positions, it is unable to quantify the amounts that will be settled in the next 12 months.

The Company or its subsidiaries file income tax returns in Canada, the U.S., the U.K. and various other foreign jurisdictions. These tax returns are subject to examination by local taxing authorities. The following summarizes the open years by major jurisdiction: Canada – 2009 to 2013 and for specific types of transactions from 2007 to 2013; the U.S. – 2009 to 2013; and the U.K. – 2008 to 2013.

At April 30, 2013, the Company is presently under audit in the U.K. for the 2009, 2010 and 2011 tax years, in the U.S. for the 2010 and 2011 tax years and in France for the years 2006 to 2009. The resolution of tax matters in these jurisdictions is not expected to be material to the Consolidated Financial Statements.

23. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan, which has been closed to new employees since 2001. Since November 2012, the defined benefit pension plan no longer has active members, as described below.

Defined Contribution Plans

The Company contributes to defined contribution pension plans on the basis of the percentage specified in each plan. The costs of the defined contribution plans are expensed as incurred. In fiscal 2013, the Company made contributions to these plans of $3.9 (2012—$3.7; 2011—$2.2).

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

In November 2012, the defined benefit pension plan was changed prospectively to a defined contribution plan. Benefits earned by members under the defined benefit pension plan up to the time of the change were not affected. Such earned benefits will continue to be paid out of the defined benefit pension plan. The change was accounted for as a plan curtailment as the expected years of future service changed from 18 years to nil. The plan curtailment resulted in a reduction of the pension liability of $6.6 primarily due to no longer using a rate of compensation increase to calculate the projected benefit obligation, as no further benefits are being earned. This decrease in the liability was recorded against the unamortized loss in accumulated other comprehensive income. In addition, as all members of the pension plan are now inactive, the remaining unamortized loss is amortized over the average remaining life expectancy of all members. Prior to the curtailment, the unamortized loss was being amortized over the average remaining service life of the active members.

In fiscal 2013, changes in valuation assumptions, in particular a change in discount rate, produced an unfavorable impact on the Company’s defined benefit pension plan obligations for the year ended April 30, 2013. The accrued pension benefits increased to £156.3 from £131.5 as a result of these changes in assumptions. After the effects of foreign currency translation of British pounds sterling to U.S. dollars, the accrued pension benefits increased to $242.9 from $213.4.

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

The actuarial present value of the accrued pension benefits and the net assets available to provide for these benefits, at market value, were as follows:

	2013	2012
Change in accrued pension benefits:
Benefit obligation at beginning of year	$213.4	$194.5
Service cost	0.8	1.6
Interest cost	9.7	9.8
Plan participants’ contributions	0.3	0.6
Actuarial loss	37.5	14.0
Benefits paid	(2.7)	(2.0)
Plan curtailment	(6.6)	—
Foreign exchange	(9.5)	(5.1)

Benefit obligation at end of year	$242.9	$213.4

Change in plan assets:
Fair value of plan assets at beginning of year	$138.2	$133.1
Actual return on plan assets	18.1	5.3
Employer contributions	4.6	4.9
Employee contributions	0.3	0.6
Benefits paid	(2.7)	(2.0)
Foreign exchange	(6.1)	(3.7)

Fair value of plan assets at end of year	$152.4	$138.2

Pension liability	$90.5	$75.2

The following table provides information with respect to the Company’s projected benefit obligation and accumulated benefit obligation, both of which are in excess of plan assets:

	April 30, 2013	April 30, 2012	April 30, 2011
Projected benefit obligation	$242.9	$213.4	$194.5
Accumulated benefit obligation	242.9	189.2	173.1
Fair value of plan assets	152.4	138.2	133.1

The Company’s net periodic benefit cost was as follows:

	2013	2012	2011
Current service cost—defined benefit	$0.8	$1.6	$1.4
Interest cost	9.7	9.8	9.9
Expected return on plan assets	(7.3)	(8.4)	(8.1)
Recognized actuarial loss	1.9	1.9	2.7

Net periodic defined benefit cost	$5.1	$4.9	$5.9

The following assumptions were used to determine the periodic pension expense:

	April 30, 2013	April 30, 2012	April 30, 2011
Discount rate	4.90%	5.30%	5.60%
Compensation increase rate	3.20%	3.30%	3.50%
Investment returns assumption	5.30%	6.50%	7.40%
Inflation rate	3.30%	3.20%	3.50%

The following assumptions were used to determine the net present value of the accrued pension benefits:

	April 30, 2013		April 30, 2012	April 30, 2011
Discount rate	4.10%		4.90%	5.30%
Compensation increase rate	N/A	(1)	3.20%	3.30%
Inflation rate	3.30%		3.30%	3.30%
Average remaining service life of employees	N/A	(1)	18 years	18 years

(1)	As a result of the November 2012 pension curtailment, members no longer earn benefits for current service and therefore the compensation rate increase and average remaining service life are no longer factors in determining the net present value of accrued pension benefits.

Estimated Future Benefit Payments

The table below reflects the total pension benefits expected to be paid in future years.

Benefit Payments
2014	$2.7
2015	2.8
2016	2.9
2017	3.0
2018	3.1
2019-2023	17.0

Contributions

The Company expects contributions from employees of nil and employer contributions of $4.9 (£3.2) to fund the U.K. pension plan deficit in fiscal 2014. The amount of annual employer contributions required to fund the pension deficit is determined every three years in accordance with U.K. regulations. In June 2013, the Company’s annual requirement to fund the pension deficit for fiscal 2014 was determined to be $4.9 (£3.2), and increases at an annual rate of 3% for fiscal years 2015 and 2016.

Plan Assets

The Company’s target allocation and actual pension plan asset allocation by asset category as of April 30, 2013 and April 30, 2012 are as follows:

	2013 Actual	2013 Target	2012 Actual	2012 Target
Equities	67%	67%	65%	80%
Bonds	27%	33%	30%	20%
Cash	6%	0%	5%	0%

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

The following table discloses the major category of fair value (as described in note 25):

	Fair Value Measurement at April 30, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Equities	$101.9	$—	$—	$101.9
Government securities	—	24.8	—	24.8
Corporate debt	—	17.5	—	17.5
Cash	8.2	—	—	8.2

	$110.1	$42.3	$—	$152.4

	Fair Value Measurement at April 30, 2012
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Equities	$89.8	$—	$—	$89.8
Government securities	—	19.2	—	19.2
Corporate debt	—	21.7	—	21.7
Cash	7.5	—	—	7.5

	$97.3	$40.9	$—	$138.2

24. FOREIGN CURRENCY, CREDIT AND INTEREST RATE RISK

Foreign currency risk

The Company is exposed to currency rate fluctuations related primarily to its future net cash flows from operations in Canadian dollars, British pound sterling, Australian dollar and Euros. The Company uses foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables, payables and intercompany balances. These contracts are not entered into for speculative purposes, and are not treated as hedges for accounting purposes. Foreign currency contracts are recorded at fair value. Related foreign currency gains and losses are recorded in other income (expense), net, in the consolidated statements of operations and offset foreign exchange gains or losses from the revaluation of assets and liabilities denominated in currencies other than the functional currency of the reporting entity.

At April 30, 2013, the Company held forward option contracts to sell Australian dollars, British pounds sterling and Euros at a fixed rate on a notional amount of $14.7 U.S. dollars. At April 30, 2013, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts of less than $0.1.

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

Credit risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, other receivables, sales-type lease receivables and assets held by the defined benefit pension plan. Cash equivalents are invested in government and commercial paper with investment grade credit rating. The Company is exposed to normal credit risk from customers. However, the Company has a large number of diverse customers to minimize concentrations of credit risk. No customer represented more than 10% of accounts receivable at April 30, 2013 and April 30, 2012.

Interest rate risk

As described in note 12, the Company is exposed to interest rate risk primarily on its credit facilities which bear interest at LIBOR, subject to a LIBOR floor. As a result, the Company is exposed to changes in interest rates above the LIBOR floor. The Company periodically reviews its exposure to interest rate risk and determines what actions, if any, should be taken to mitigate the risk.

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

25. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at April 30, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$9.0	$—	$9.0
Restricted cash	0.4	—	—	0.4
Forward contracts	—	0.1	—	0.1
Investment	—	—	1.0	1.0

	$0.4	$9.1	$1.0	$10.5

Liabilities
Forward contracts	$—	$0.1	$—	$0.1

	Fair Value Measurement at April 30, 2012
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$28.5	$—	$28.5
Restricted cash	0.6	—	—	0.6
Forward contracts	—	0.2	—	0.2
Investment	—	—	1.0	1.0

	$0.6	$28.7	$1.0	$30.3

Liabilities
Forward contracts	$—	$0.2	$—	$0.2

The Company’s financial instruments include cash and cash equivalents, restricted cash, bank indebtedness, accounts receivable, accounts payable, amounts due to (from) related parties, net investment in sales-type leases, long-term debt and foreign currency forward contracts. Due to the short-term maturity of cash and cash equivalents, restricted cash, accounts receivable, bank indebtedness, and accounts payable, the carrying value of these instruments is a reasonable estimate of their fair value. Foreign currency contracts are carried at fair value and reflect the estimated amount that the Company would pay in an orderly transaction between market participants to settle all outstanding contracts at year-end. This fair value represents a point-in-time estimate that may not be relevant in predicting the Company’s future earnings or cash flows. At April 30, 2013, the fair value of the first lien term loan and second lien term loan was approximately 101% and 100%, respectively, of the principal balance outstanding.

The following table presents the changes in the Level 3 fair value category for the year ended April 30, 2013:

	May 1, 2012	Net Realized/ Unrealized (Gains) Losses included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	April 30, 2013
		Earnings	Other
Assets
Investment	$1.0	$—	$—	$—	$—	$1.0

26. SUBSEQUENT EVENT

On June 17, 2013, the Company completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. As a highly integrated original equipment manufacturer (“OEM”), substantially all of prairieFyre’s revenue was derived from Mitel and Mitel’s channel partners. The acquisition provides Mitel with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. The net cash cost to Mitel for the acquisition was approximately $20.0 for a 100% equity ownership interest in prairieFyre. The net cash cost consists of cash paid of approximately $28.0, net of cash and cash equivalents acquired of approximately $4.0 and acquired accounts receivable due from Mitel of approximately $4.0.

As the initial accounting for the business combination was not complete at the time the financial statements were issued, the purchase price allocation and pro-forma income statement disclosures have not been disclosed.

SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

AS OF APRIL 30, 2013

(in U.S. dollars, millions)

		Additions
Description	Balance, Beginning of Period(1)	Charged to expenses, net	Charged to other accounts(2)	Deductions	Balance, End of Period(1)
Fiscal 2011
Allowance for doubtful accounts, excluding amounts related to lease receivables	$7.8	$1.9	$—	$(5.3)	$4.4
Allowance for sales-type leases and lease recourse liability	$14.8	$3.4	$—	$(6.0)	$12.2
Inventory valuation allowance	$8.4	$1.6	$(1.7)	$(2.0)	$6.3
Fiscal 2012
Allowance for doubtful accounts, excluding amounts related to lease receivables	$4.4	$1.0	$—	$(2.0)	$3.4
Allowance for sales-type leases and lease recourse liability	$12.2	$1.6	$—	$(4.4)	$9.4
Inventory valuation allowance	$6.3	$1.0	$—	$(2.3)	$5.0
Fiscal 2013
Allowance for doubtful accounts, excluding amounts related to lease receivables	$3.4	$2.5	$—	$(1.1)	$4.8
Allowance for sales-type leases and lease recourse liability	$9.4	$0.7	$—	$(3.4)	$6.7
Inventory valuation allowance	$5.0	$2.0	$—	$(2.5)	$4.5

(1)	Includes amounts related to the discontinued operations of DataNet.
(2)	Charged to other accounts relates primarily to reclassifications between accounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the CEO and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of April 30, 2013. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC.

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

As of April 30, 2013, our management, including the CEO and CFO, completed their evaluation of the effectiveness of our internal control over financial reporting. This evaluation was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified no material weaknesses that existed in the design or operation of our internal control over financial reporting and concluded that our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of April 30, 2013 has been audited by Deloitte LLP, independent registered chartered accountants, as stated in their report which is included in Part II, Item 8 of this Report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Please see Item 11 “Executive Compensation” under the heading “Fiscal 2013 Compensation”.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers as of June 7, 2013. Unless otherwise indicated below, the business address for each of our directors and executive officers is 350 Legget Drive, Ottawa, Ontario, Canada K2K 2W7.

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation
Dr. Terence H. Matthews Ottawa, Ontario, Canada	70	Chairman of the Board	February 16, 2001	Chairman of the Board, Mitel
Richard D. McBee Dallas, Texas, United States	50	President and Chief Executive Officer and Director	January 19, 2011	President and Chief Executive Officer, Mitel
Peter D. Charbonneau (1) Ottawa, Ontario, Canada	59	Lead Director, Chairman of the Audit Committee, Chairman of the Nominating & Governance Committee	February 16, 2001	General Partner, Skypoint Capital Corporation
Benjamin H. Ball San Francisco, California, United States	47	Director, Chairman of the Compensation Committee, Member of the Nominating & Governance Committee	October 23, 2007	Partner, Francisco Partners Management, LLC
Andrew J. Kowal (2) San Francisco, California, United States	36	Director, Member of the Nominating & Governance Committee	July 2, 2009	Partner, Francisco Partners Management, LLC
Jean-Paul Cossart Versailles, France	66	Director, Member of the Audit Committee, Member of the Nominating & Governance Committee	October 23, 2007	Associate Director, Infoteria sas of France
John P. McHugh (3) Newcastle, California, United States	52	Director, Member of Compensation Committee, Member of Nominating & Governance Committee	March 12, 2010	Executive Consultant
Henry L. Perret Austin, Texas, United States	67	Director, Member of the Audit Committee, Member of the Nominating & Governance Committee	March 12, 2010	President and Chief Executive Officer, Capital Area Food Bank of Texas
Steven E. Spooner Ottawa, Ontario, Canada	55	Chief Financial Officer	June 20, 2003	Chief Financial Officer, Mitel
Graham Bevington Chepstow, Wales, United Kingdom	53	Executive Vice President Sales, Service, Marketing International	June 28, 2006	Executive Vice President, International Sales, Mitel
Jon Brinton Peoria, Arizona, United States	48	General Manager Mitel Network Solutions	May 1, 2011	General Manager, Mitel Networks Solutions, Mitel

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation
Ronald G. Wellard Ottawa, Ontario, Canada	55	Executive Vice-President, General Manager Mitel Communications Solutions	October 23, 2007	Executive Vice-President, General Manager, Mitel Communications Solutions, Mitel
James Davies Ottawa, Ontario, Canada	50	Chief Technology Officer	April 25, 2013	Chief Technology Officer, Mitel
Martyn Etherington McKinney, Texas, United States	51	Chief Marketing Officer	August 28, 2012	Chief Marketing Officer, Mitel
Joseph Vitalone Irving, Texas, United States	51	Executive Vice President Sales in the Americas	April 1, 2013	Executive Vice President Sales in the Americas, Mitel

(1)	Mr. Charbonneau routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Charbonneau was a director of METConnex Inc., which filed a notice of intention to file for bankruptcy protection on September 28, 2006. Mr. Charbonneau resigned from the board of METConnex Inc. in June 2007. Mr. Charbonneau was a director of Trellia Networks Corporation, a portfolio company of Skypoint Telecom Fund II, which filed a proposal under the Canadian Bankruptcy and Insolvency Act that was accepted by the Courts in February, 2011.
(2)	Mr. Kowal routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Kowal has served as a director of MagnaChip Semiconductor LLC since September 2008. MagnaChip Semiconductor LLC filed for bankruptcy in June 2009.
(3)	Mr. McHugh took a position as Vice President and General Manager of the Enterprise Data Networking Product Unit for Nortel Networks in December, 2008. In January, 2009, Nortel Networks filed for Chapter 11 Bankruptcy protection in Canada, the United States and the United Kingdom.

Executive officers are appointed by the board of directors to serve, subject to the discretion of the board of directors, until their successors are appointed.

Dr. Terence H. Matthews is our founder, our Chairman and a shareholder. Dr. Matthews has been a member of our board of directors since February 16, 2001 and has been involved with us and previously with Mitel Corporation (re-named Zarlink Semiconductor Inc. and acquired by Microsemi Corporation), for over 20 years. In 1972, he co-founded Mitel Corporation and served as its President until 1985 when British Telecommunications plc bought a controlling interest in the company. In 2001, companies controlled by Dr. Matthews purchased a controlling interest in Mitel Corporation’s communications systems division and the “Mitel” trademarks to form Mitel. Between 1986 and 2000, Dr. Matthews founded Newbridge Networks Corporation and served as its Chief Executive Officer and Chairman. Dr. Matthews is also the founder and Chairman of Wesley Clover International Corporation, an investment group with offices in the United Kingdom and Canada with investments in a broad range of next-generation technology companies, real estate and hotels and resorts. In addition, Dr. Matthews is currently Chairman, or serves on the board of directors, of a number of high technology companies including CounterPath Corporation, TrueContext Corporation (now ProntoForms Corporation), Solace Systems, Magor Communications Corporation and DragonWave Inc. Dr. Matthews holds an honors degree in electronics from the University of Wales, Swansea and is a Fellow of the Institute of Electrical Engineers and of the Royal Academy of Engineering. He has been awarded honorary doctorates by several universities, including the University of Wales, Glamorgan and Swansea, and Carleton University in Ottawa. In 1994, he was appointed an Officer of the Order of the British Empire, and in the 2001 Queen’s Birthday Honours, he was awarded a Knighthood. In 2011, he was appointed Patron of the Cancer Stem Cell Research Institute at Cardiff University.

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

Peter D. Charbonneau is a General Partner at Skypoint Capital Corporation, an early-stage technology venture capital firm, a position he has held since January 2001. From June 2000 to December 2000, Mr. Charbonneau was an Executive Vice President of March Networks Corporation. Mr. Charbonneau was appointed to our board of directors on February 16, 2001. Prior to his involvement with March Networks Corporation, Mr. Charbonneau spent 13 years at Newbridge Networks Corporation acting in numerous capacities including as Chief Financial Officer, Executive Vice President, President and Chief Operating Officer and Vice Chairman. He also served as a member of Newbridge Networks Corporation’s board of directors between 1996 and 2000. Mr. Charbonneau currently serves on the board of directors of a number of other companies, the majority of which are technology companies, including CounterPath Corporation, Canadian Broadcasting Corporation, Teradici Corporation, and True Context Corporation (now ProntoForms Corporation). Mr. Charbonneau holds a Bachelor of Science degree from the University of Ottawa and an MBA from University of Western Ontario. He has been a member of the Institute of Chartered Accountants of Ontario since 1979 and in June 2003 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Jean-Paul Cossart is an Associate Director of Infoteria sas of France, a company that provides technological coaching. He has held this position since 2004. Mr. Cossart was appointed to our board of directors on October 23, 2007. Prior to his involvement with Infoteria, Mr. Cossart was Vice President Strategy and Marketing of Cofratel sa since 2002, a company that provides PBX and LAN integration for the enterprise market and was a subsidiary of France Telecom. Mr. Cossart also held several positions at Alcatel sa. Mr. Cossart’s experience has spanned carrier, corporate and consumer markets; telephony, data/internet and broadcast services; and international development, global sales and marketing. Mr. Cossart currently serves on the board of directors of DragonWave Inc., Benbria Corp. and Toushay, Inc. He was also a member of the executive committee of the French chapter of the Institute of Directors, United Kingdom. Mr. Cossart holds an Electronic Engineering degree from Supélec (Ecole Supérieure d’Electricité).

Benjamin H. Ball is a founding partner of Francisco Partners Management, LLC, which is a leading private equity firm focused exclusively on investing in the information technology market. Mr. Ball focuses primarily on investments in the communications and hardware systems sectors. Mr. Ball was appointed to our board of directors on October 23, 2007. He also serves on the board of directors of EF Johnson Technologies, Foundation 9 Entertainment, WatchGuard Technologies, Metaswitch Networks and WebTrends, Inc. Prior to founding Francisco Partners, Mr. Ball was a Vice President with TA Associates where he led private equity investments in the software, semiconductor and communications segments. Earlier in his career, Mr. Ball worked for AEA Investors, a New York-based private equity firm, and also for the consulting firm of Bain & Company. Mr. Ball holds a Bachelor of Arts degree from Harvard College and an MBA from Stanford Graduate School of Business.

Andrew J. Kowal was appointed to our board of directors on July 2, 2009. Mr. Kowal is a Partner with Francisco Partners Management, LLC and has been with the firm since 2001. Mr. Kowal focuses primarily on investments in the semiconductor and hardware systems sectors. He currently serves on the board of directors of Corsair Components, Ichor Holdings and Source Photonics and previously served on the board of directors of

ADERANT Holdings, Inc., Magnachip Semiconductor LLC and Metrologic Instruments, Inc. Prior to joining Francisco Partners in 2001, Mr. Kowal was a member of Princes Gate Investors, the private equity arm of the Institutional Securities Division of Morgan Stanley, where he was responsible for the identification, evaluation and execution of private equity transactions in a variety of industries, including information technology and hardware. Mr. Kowal holds a Bachelor of Science in Economics degree, summa cum laude, from The Wharton School, University of Pennsylvania.

John P. McHugh was appointed to our board of directors on March 12, 2010. Mr. McHugh is an Executive Consultant with almost 30 years of enterprise networking industry experience. Prior to November, 2012, Mr. McHugh was the Chief Marketing Officer for Brocade Communications Systems, Inc., a public company which offers data center networking and end-to-end enterprise and service provider networking solutions. Previously, Mr. McHugh was Vice President and General Manager of Nortel Networks Limited’s Enterprise Network Solutions Business Unit and oversaw the restructuring and divestiture of that organization from Nortel. He also served briefly as a consultative executive at Silver Lake Management, L.L.C. where he worked on technology and company evaluations. Mr. McHugh also had a 26-year career at Hewlett-Packard Co., where he held a variety of executive management positions including Vice President and Worldwide General Manager of HP ProCurve. Mr. McHugh was responsible for global operations, sales, channels, marketing, R&D, strategic planning and business development. Mr. McHugh holds a Bachelor of Science in Electrical Engineering and Computer Science from the Rose-Hulman Institute of Technology.

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

Steven E. Spooner joined us in June 2003 as Chief Financial Officer. Mr. Spooner has more than 29 years of financial, administrative and operational experience with companies in the high technology and telecommunications sectors. Between April 2002 and June 2003, he was an independent management consultant for various technology companies. From February 2000 to March 2002, Mr. Spooner was President and Chief Executive Officer of Stream Intelligent Networks Corp., a competitive access provider and supplier of point-to-point high speed managed bandwidth. From February 1995 to February 2000, Mr. Spooner served as Vice President and Chief Financial Officer of CrossKeys Systems Corporation, a publicly traded company between 1997 and 2001. Prior to that, Mr. Spooner was Vice President Finance and Corporate Controller of SHL Systemhouse Inc., also a publicly traded company. He held progressively senior financial management responsibilities at Digital Equipment of Canada Ltd. from 1984 to 1990 and at Wang Canada Ltd. from 1990 to 1992. Mr. Spooner currently serves on the board of Magor Communications Corporation. Mr. Spooner is an honours Commerce graduate of Carleton University. He is a member of the Institute of Chartered Accountants of Ontario and in 2011 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession. Mr. Spooner also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Graham Bevington was appointed our Executive Vice President, International Sales in May 2011 and was previously our Vice President and Managing Director of the Europe, Middle East and Africa Region since February 2001. Between January 2000 and February 2001, Mr. Bevington held the same position for Mitel Corporation (re-named Zarlink Semiconductor Inc. and acquired by Microsemi Corporation). From 1997 until

December 1999, he was Managing Director at DeTeWe Limited. From 1986 until 1997, Mr. Bevington was Sales Director at Shipton DeTeWe Limited.

Jon Brinton was appointed General Manager, Mitel Networks Solutions, our networks services division in May 2011. Mr. Brinton joined the Company in 1999 through the acquisition of his own corporation, Network Services Agency, Inc. by Inter-Tel Technologies, Inc. (now known as Mitel Technologies, Inc.) Through the years, Mr. Brinton has held various positions within the Company including: Vice President of Networks Services, and President of Mitel NetSolutions, Inc. Mr. Brinton holds a Bachelor of Science degree from Grand Canyon University.

Ronald G. Wellard joined us in December 2003 as Vice President, R&D, then held the position of Executive Vice-President of Product Development and Operations. In May 2011, Mr. Wellard was appointed Executive Vice-President and General Manager, Mitel Communications Solutions. Prior to July 2003, Mr. Wellard was a Vice President at Nortel Networks Corporation and held the position of Product Development Director for Meridian Norstar from 1994 to 1999. Mr. Wellard has a Bachelor of Applied Science, Systems Design Engineering degree from the University of Waterloo.

James Davies joined Mitel in 1998. He has held a number of technology and business-related roles at Mitel, including Director of New Technology, Vice President of R&D, Vice President of Solutions Management, Vice President of SME Business Unit, Chief Strategy Officer and, most recently, Chief Technology Officer. Prior to joining Mitel, Mr. Davies worked at BNR, the research wing of Nortel Networks in a number of technology and technology management roles. Mr. Davies holds a degree in electrical and mechanical engineering from Queen’s University in Kingston, Ontario.

Martyn Etherington joined Mitel in August 2012 as Chief Marketing Officer. Prior to joining the Company, Mr. Etherington served for ten years as Vice President Marketing of Tektronix/Danaher and expanded responsibility for business operations and general management of the Latin America region. Mr. Etherington has more than 25 years of experience with multinational technology companies including IBM, Sequent Computer Systems and Digital Equipment Corporation. He is currently a board member for the Chief Marketing Officer Council and chairs the Business Advisory Council at Portland State University School of Business.

Joseph Vitalone joined us in April 2013 as Executive Vice President of Sales in the Americas. Mr. Vitalone has more than 25 years of sales and business development experience in the telecom and technology industries. Prior to joining Mitel, he held the position of Vice President Channel Management at ShoreTel Inc. since 2012. Previously, Mr. Vitalone was the Vice President Sales, Americas for LifeSize Communications (now Logitech) from 2009 to 2012 and Vice President, Sales, North America for Shoretel Inc. from 2005 to 2009. Mr. Vitalone has also held senior sales management positions with Polycom and CoVi Technologies, as well as PictureTel, AT&T Wireless and a previous role at Mitel. Mr. Vitalone holds a Bachelor of Arts degree (Public Relations) from Western Kentucky University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers (as defined under the 1933 Act as noted above), and shareholders owning more than 10% of any class of a company’s outstanding equity shares (other than certain banks, investment funds and other institutions holding securities for the benefit of third parties or in customer fiduciary accounts) to file reports of ownership and changes of ownership with the SEC. Section 16(a) does not apply to us because we are a foreign private issuer under U.S. securities laws.

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

All members of the audit committee have experience reviewing financial statements and dealing with related accounting and auditing issues. Each current member of the audit committee has the following relevant education and experience:

•

Peter Charbonneau is a General Partner in Skypoint Capital Corporation, an early-stage technology venture capital firm. He previously served as the chief financial officer and chief operating officer of Newbridge Networks Corporation. Mr. Charbonneau currently chairs the audit committee for each of TrueContext Corporation (now ProntoForms Corporation) and Canadian Broadcasting Corporation. He is a member of the audit committee for Teradici Corporation, Jennerex, Inc. and CounterPath Corporation. Mr. Charbonneau has also served as a director and audit committee member at other companies, including Telus Corporation, March Networks Corporation, BreconRidge and Cambrian Systems, Inc. From 1977 to 1986, he worked as an accountant at Deloitte LLP (as it is now known). Mr. Charbonneau holds a Bachelor of Science degree from the University of Ottawa, an MBA from the University of Western Ontario and is a Fellow of the Institute of Chartered Accountants of Ontario.

•

Jean-Paul Cossart is an Associate Director of Infoteria sas of France, a company that provides technological coaching. Prior to his involvement with Infoteria, Mr. Cossart was Vice President Strategy and Marketing of Cofratel sa, a former subsidiary of France Telecom that provides PBX and LAN integration for the enterprise market. Mr. Cossart also held several positions at Alcatel sa and currently serves on the board of directors of DragonWave Inc., Benbria Corp. and Toushay, Inc. He

was also a member of the executive committee of the French chapter of the Institute of Directors, United Kingdom. Mr. Cossart holds an Electronic Engineering degree from Supélec (Ecole Supérieure d’Electricité).

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

Compensation Committee

Our board of directors has established a compensation committee, the purpose of which is to assist our board of directors in establishing fair and competitive compensation and performance incentive plans. Our compensation committee is comprised of Messrs. Benjamin Ball (Chair) and John McHugh. Our board of directors has determined that each of these directors meets the independence requirements of the rules and regulations of the Nasdaq and the SEC. The compensation committee is responsible for annually reviewing the compensation of our directors, our chief executive officer and certain other senior executives. To ensure an objective process for determining compensation, the compensation committee considers a variety of pre-determined, objective criteria and consults with independent third-party advisers. In each case, the committee reviews the compensation received in the most recent period and assesses its appropriateness in the context of the responsibilities and performance of the individuals and industry trends. On this basis, the committee makes its annual compensation recommendations to the board.

In addition to making compensation recommendations to the board, the committee administers our 2006 Equity Incentive Plan and may periodically recommend the adoption of other incentive compensation plans. The committee also conducts annual reviews of our succession plan, reviews our policies regarding loans to directors and senior officers and monitors and maintains our insider trading policy. To fulfill its mandate, the committee is empowered to retain legal, accounting, financial and other professionals. It is also entitled to full access to our books and records and may require our directors, officers and employees to provide information deemed necessary by the committee to fulfill its mandate.

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s compensation committee during the fiscal year ended April 30, 2013. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

Respectfully submitted,

Compensation Committee

Benjamin Ball, Chair

John McHugh

Compensation Discussion & Analysis

Director Compensation

Except as noted below, all non-employee directors received the annual service retainers and fees for attending meetings set forth below from May 1, 2012 until October 31, 2012:

Annual service on the board of directors (other than Chair)	$25,000
Annual service as Chair of the board of directors	$100,000
Annual service as member of the audit committee (other than Chair)	$10,000
Annual service as Chair of the audit committee	$15,000
Annual service as a member of other standing committees	$7,500
Meeting fees (varies depending on whether in person, by phone and by Committee)	$500 – $2,000
Annual service on the board of directors	10,000 stock options
Initial grant for new directors	5,000 stock options

Effective November 1, 2012 the non-employee director compensation plan was changed to a strictly role-based approach, and fees are set forth below:

Annual service on the board of directors (other than Chair)	$40,000
Annual service as Chair of the board of directors	$115,000
Annual service as member of the audit committee (other than Chair)	$15,000
Annual service as Chair of the audit committee	$25,000
Annual service as a member of the compensation committee (other than Chair)	$10,000
Annual service as Chair of the compensation committee	$15,000
Annual service as a member of the nominating and corporate governance committee (other than Chair)	$8,000
Annual service as Chair of the nominating and corporate governance committee	$12,000
Annual service on the board of directors	10,000 stock options
Initial grant for new directors	5,000 stock options

Richard McBee, who is also our CEO, does not receive annual service retainers or fees for serving as a director.

In fiscal 2013, each director could elect to receive up to $20,000 of the above retainers and fees as cash. Effective fiscal 2014, each director may elect to receive up to $40,000 of the above retainers as cash. The remaining balance is to be received in the form of stock options, based on the Black-Scholes value of a stock option on the day of the grant.

In order to place a limit on the number of options to which a director is entitled, when the closing price of the Company’s shares on the Nasdaq on the date of grant is above $4.00 per share, the calculation for the number of stock options to be granted will be the amount of fees owed divided by the Black-Scholes value of a stock option on the day of grant. However, when the closing price of the Company’s shares on the Nasdaq on the date of grant is $4.00 per share or less, each director will be granted the lesser of:

1)	The amount of fees owed divided by $1.82, which is the approximate Black-Scholes value of a stock option granted when the Company’s stock price is $4.00; or

2)	The amounts of fees owed divided by the Black-Scholes value of a stock option on the day of grant.

The stock options have been granted pursuant to the 2006 Equity Incentive Plan. There were 3,396 options exercised by directors during the fiscal year ended April 30, 2013.

The compensation committee has reviewed directors’ compensation for fiscal year 2013 and following years and, in fiscal 2012, retained Radford (an AON Consulting Company), or Radford, for assistance to ensure that our directors compensation packages remain competitive within our industry. See Item 11 “Executive Compensation” under the heading “Compensation Discussion & Analysis – Executive Officer Compensation – Fiscal 2014 Compensation”.

A director is reimbursed for any out-of-pocket expenses incurred in connection with attending board or committee meetings, as well as Canadian tax return preparation fees for non-Canadian directors.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its directors, nor has any director received any financial assistance from the Company or any subsidiary. In accordance with our Insider Trading Policy, a Named Executive Officer, or NEO, or director is not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds, that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or director. The following table sets forth a summary of compensation earned during the fiscal year ended April 30, 2013 by our non-executive directors:

Name	Fees earned ($)	Option- based awards ($)	Option- based awards ($)	Non- equity incentive plan awards ($)	Pension value ($)	All other compensation ($)	Total ($)
Benjamin H. Ball (1)	—	—	63,750	—	—	—	63,750
Peter D. Charbonneau	20,000	—	76,750	—	—	—	96,750
Jean-Paul Cossart (2)	20,000	—	56,875	—	—	—	76,875
Andrew J. Kowal (1)	—	—	53,750	—	—	—	53,750
Terence H. Matthews	—	—	114,750	—	—	—	114,750
John McHugh	—	—	64,250	—	—	—	64,250
Henry L. Perret	—	—	70,000	—	—	—	70,000
Norman Stout (3)	—	—	17,000	—	—	—	17,000
Donald W. Smith (4)	—	—	—	—	—	—	—

(1)	Stock options granted in connection with Mr. Ball and Mr. Kowal acting as directors of the Company were granted to Francisco Partners Management, LLC of which Mr. Ball and Mr. Kowal are partners.
(2)	Stock options granted in connection with Mr. Cossart acting as a director of the Company were granted to Scivias S.a.r.l., a company in which Mr. Cossart is a shareholder.
(3)	Mr. Stout did not stand for re-election at the last Annual General Meeting held in July 2012.
(4)	Mr. Smith did not stand for re-election at the last Annual General Meeting held in July 2012. Mr. Smith, our former CEO, did not receive any compensation for his role as a member of our board of directors.

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

In fiscal 2012, we retained Radford to provide us with survey data and other benchmark information related to trends and competitive practices in executive compensation. As noted above under “Director Compensation”, Radford also assisted us in reviewing our director compensation package. Radford was originally retained by us in April 2006. Executive and director compensation related fees billed by Radford to the Company in fiscal years 2013 and 2012 were nil and $62,000, respectively. The reference market used to benchmark executive compensation in fiscal 2012 included companies who operate in a similar industry segment to us. The comparable companies used to benchmark our executive compensation included Aastra Technologies Limited, ADTRAN, Inc., CAE Inc., Comtech Telecommunications Corp., Constellation Software, Inc., Extreme Networks, Inc., F5 Networks, Inc., MacDonald, Dettwiler and Associates Ltd., Open Text Corporation, Plantronics, Inc., Polycom, Inc., Sierra Wireless, Inc., Smart Technologies ULC, Tellabs, Inc. and ViaSat Inc. Our compensation committee set our executive officers’ total overall cash compensation at a level that was at or near the 50th percentile of the cash compensation paid to executives with similar roles at comparable companies. Equity compensation was also targeted at the 50th percentile of comparable companies.

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

Annual or Short-Term Incentive Plans. We utilize cash bonuses to reward the achievement of corporate objectives and to recognize individual performance. The amount of annual performance incentive or “at risk” component of an executive officer’s compensation increases with the level of responsibility and impact that the executive officer has had and can have on our overall performance. Our CEO provides the compensation committee with an assessment of each executive’s performance annually.

For the fiscal year ended April 30, 2013, the named executive officers, or NEOs, consisted of: Richard D. McBee, President and CEO; Steven E. Spooner, CFO; Graham Bevington, Executive Vice President, International Sales; Ronald G. Wellard, Executive Vice President and General Manager, Mitel Communications Solutions; and Jon Brinton, General Manager Mitel Network Solutions. In addition, Philip Keenan, our former Vice-President Sales, Service and Marketing, Americas, was an NEO up to the time of his departure in February 2013. The annual performance incentive targets for the fiscal year ended April 30, 2013 for our NEOs ranged between 50% and 120% of base salary. The financial objective for Mr. McBee, Mr. Spooner and Mr. Wellard consists of Adjusted EBITDA for the Company. The financial objectives for Mr. Bevington and Mr. Brinton include annual revenue and contribution margin for their respective regions. The targets for the financial objectives were established by our compensation committee and approved by the board of directors.

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

Fiscal 2014 Compensation. There have been no changes made to our NEO’s compensation structure for fiscal 2014.

During the fiscal year ended April 30, 2013, there were 375,000 options granted to the NEOs at a strike price of $4.22 per share. During the fiscal year ended April 30, 2013, there were 5,000 options exercised by the NEOs, all at $3.75 per share.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its executive officers nor has any executive officer received any financial assistance from the Company or any subsidiary.

In accordance with our Insider Trading Policy, an NEO or director is not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds, that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or director.

The following table sets forth a summary of compensation paid during the fiscal years ended April 30, 2013, 2012 and 2011 to our NEOs:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Non-equity annual incentive plan ($)	Option- based Awards ($)(2)	Pension Value ($)(3)	All Other Compensation ($)	Total($)
Richard D. McBee	2013	660,000	509,752	191,000	—	18,000	1,378,752
Chief Executive Officer (4)	2012	600,000	414,472	—	—	18,000	1,032,472
	2011	190,154	100,000	4,634,577	—	5,538	4,930,269

Steven E. Spooner	2013	436,185	247,360	191,000	4,477	11,958	890,980
Chief Financial Officer (5)	2012	423,215	294,327	225,000	4,352	11,950	958,844
	2011	398,947	—	111,079	3,989	11,592	525,607

Graham Bevington	2013	243,258	187,156	57,300	22,167	20,640	530,521
Executive Vice President, International Sales (6)	2012 2011	207,038 205,391	171,214 148,026	75,000 133,295	18,012 18,958	16,550 17,344	487,814 523,014

Ronald G. Wellard	2013	331,314	128,190	124,150	3,384	7,972	595,010
Executive Vice President, General Manager, Mitel Communications Solutions (7)	2012 2011	308,698 317,336	161,362 —	150,000 133,295	3,167 3,173	7,966 10,722	631,193 464,526

Jon Brinton	2013	225,000	132,218	57,300	—	6,480	420,998
General Manager Mitel Network Solutions (8)	2012	195,000	119,801	37,000	—	6,480	358,281
	2011	180,000	138,538	31,080	—	6,240	355,858

Phil Keenan	2013	264,614	165,185	95,500	—	485,439	1,010,738
Former Executive Vice President Sale, Service and Marketing Americas (9)	2012 2011	285,000 160,000	170,697 85,453	75,000 55,600	— —	8,000 5,000	538,697 306,053

(1)	Fiscal 2011 salary for Mr. Spooner, Mr. Bevington and Mr. Wellard includes the effect of the voluntary reduced work program, which ran from February 2009 to April 2011.

Compensation to Mr. Spooner and Mr. Wellard is paid in Canadian dollars, but converted to U.S. dollars at the average rate for the relevant period. The Canadian dollar salaries for 2013, 2012 and 2011 are as follows: Mr. Spooner (2013—C$438,000, 2012—C$425,000, 2011—C$378,439), and Mr. Wellard (2013—C$333,000, 2012—C$310,000, 2011—C$293,531).

Compensation to Mr. Bevington is paid in British pounds sterling but converted to U.S. dollars at the average rate for the relevant period. The British pounds sterling salary for 2013, 2012 and 2011 for Mr. Bevington is as follows: 2013—£154,000, 2012—£130,000, 2011—£123,094.

(2)	Except for 515,175 inducement options granted to Mr. McBee in fiscal 2011, all other options were granted under the 2006 Equity Incentive Plan.
(3)	Pension value for Mr. Spooner and Mr. Wellard consists of contributions to a defined contribution plan. Pension value for Mr. Bevington consists of contributions under a defined benefit plan up to November 2012, and contributions to a defined contribution plan thereafter.
(4)	Mr. McBee joined the Company as a director and CEO in January 2011. Mr. McBee does not receive compensation in his role as a director. All Other Compensation for Mr. McBee is in respect of a car allowance.
(5)	All Other Compensation for Mr. Spooner is in respect of a car allowance.
(6)	All Other Compensation for Mr. Bevington is in respect of a car allowance.
(7)	All Other Compensation for Mr. Wellard is primarily in respect of a car allowance.
(8)	All Other Compensation for Mr. Brinton is in respect of a car allowance.
(9)	All Other Compensation for Mr. Keenan includes $6,769, $8,000 and $5,000 in fiscal 2013, 2012 and 2011, respectively, in respect of a car allowance and $478,670 in respect of severance relating to his February 2013 departure.

Options Outstanding

The following table sets forth information regarding options for the purchase of common shares outstanding as of April 30, 2013 to our directors and NEOs. The closing price of our common shares on April 30, 2013 was $3.50 per share.

Name	Number of securities underlying unexercised options(1)	Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in-the- money options	Market or payout value of share-based awards that have not vested
Terence H. Matthews	9,914	9,914	—	$3.75	8-Oct-13	$—	$—
Chairman	9,438	7,078	2,360	$3.75	9-Jul-14	$—	$—
	69,549	52,161	17,388	$3.75	24-Sep-14	$—	$—
	52,295	52,295	—	$6.50	16-Sep-17	$—	$—
	12,124	12,124	—	$4.00	7-Jul-18	$—	$—
	20,500	20,500	—	$3.29	7-Sep-18	$4,305	$—
	17,350	17,350	—	$3.05	23-Dec-18	$7,808	$—
	17,350	17,350	—	$3.44	7-Mar-19	$1,041	$—
	18,338	18,338	—	$4.22	26-Jun-19	$—	$—
	18,450	18,450	—	$2.61	6-Sep-19	$16,421	$—
	18,038	18,038	—	$3.06	6-Dec-19	$7,937	$—
	18,313	18,313	—	$3.94	7-Mar-20	$—	$—

Name	Number of securities underlying unexercised options(1)	Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in-the- money options	Market or payout value of share-based awards that have not vested
Peter D. Charbonneau	4,741	4,741	—	$3.75	8-Oct-13	$—	$—
Vice Chairman	19,253	14,439	4,814	$3.75	9-Jul-14	$—	$—
	19,126	14,344	4,782	$3.75	24-Sep-14	$—	$—
	32,668	32,668	—	$6.50	16-Sep-17	$—	$—
	20,441	20,441	—	$4.00	7-Jul-18	$—	$—
	10,083	10,083	—	$3.29	7-Sep-18	$2,117	$—
	8,756	8,756	—	$3.05	23-Dec-18	$3,940	$—
	8,756	8,756	—	$3.44	7-Mar-19	$525	$—
	10,550	10,550	—	$4.22	26-Jun-19	$—	$—
	10,544	10,544	—	$2.61	6-Sep-19	$9,384	$—
	10,819	10,819	—	$3.06	6-Dec-19	$4,760	$—
	10,388	10,388	—	$3.94	7-Mar-20	$—	$—

Benjamin H. Ball	29,446	22,084	7,362	$3.75	9-Jul-14	$—	$—
Director (2)	46,945	35,208	11,737	$3.75	24-Sep-14	$—	$—
	62,200	62,200	—	$6.50	16-Sep-17	$—	$—
	28,336	28,336	—	$4.00	7-Jul-18	$—	$—
	21,250	21,250	—	$3.29	7-Sep-18	$4,463	$—
	18,819	18,819	—	$3.05	23-Dec-18	$8,469	$—
	18,131	18,131	—	$3.29	7-Mar-19	$1,088	$—
	22,343	22,343	—	$4.22	26-Jun-19	$—	$—
	21,569	21,569	—	$2.61	6-Sep-19	$19,196	$—
	20,194	20,194	—	$3.06	6-Dec-19	$8,885	$—
	20,263	20,263	—	$3.94	7-Mar-20	$—	$—

Jean-Paul Cossart	2,858	2,858	—	$3.75	8-Oct-13	$—	$—
Director (3)	18,121	13,590	4,531	$3.75	9-Jul-14	$—	$—
	15,649	11,736	3,913	$3.75	24-Sep-14	$—	$—
	27,499	27,499	—	$6.50	16-Sep-17	$—	$—
	17,481	17,481	—	$4.00	7-Jul-18	$—	$—
	9,250	9,250	—	$3.29	7-Sep-18	$1,943	$—
	8,069	8,069	—	$3.05	23-Dec-18	$3,631	$—
	8,069	8,069	—	$3.44	7-Mar-19	$484	$—
	9,895	9,895	—	$4.22	26-Jun-19	$—	$—
	10,819	10,819	—	$2.61	6-Sep-19	$9,629	$—
	10,131	10,131	—	$3.06	6-Dec-19	$4,458	$—
	8,413	8,413	—	$3.94	7-Mar-20	$—	$—

Andrew Kowal	29,446	22,084	7,362	$3.75	9-Jul-14	$—	$—
Director (2)	46,945	35,208	11,737	$3.75	24-Sep-14	$—	$—
	62,200	62,200	—	$6.50	16-Sep-17	$—	$—
	28,336	28,336	—	$4.00	7-Jul-18	$—	$—
	21,250	21,250	—	$3.29	7-Sep-18	$4,463	$—
	18,819	18,819	—	$3.05	23-Dec-18	$8,469	$—
	18,131	18,131	—	$3.44	7-Mar-19	$1,088	$—
	22,343	22,343	—	$4.22	26-Jun-19	$—	$—
	21,569	21,569	—	$2.61	6-Sep-19	$19,196	$—
	20,194	20,194	—	$3.06	6-Dec-19	$8,885	$—
	20,263	20,263	—	$3.94	7-Mar-20	$—	$—

Name	Number of securities underlying unexercised options(1)		Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in-the- money options	Market or payout value of share-based awards that have not vested
John McHugh	33,276		33,276	—	$6.50	16-Sep-17	$—	$—
Director	12,124		12,124	—	$4.00	7-Jul-18	$—	$—
	12,167		12,167	—	$3.29	7-Sep-18	$2,555	$—
	9,238		9,238	—	$3.05	23-Dec-18	$4,157	$—
	10,200		10,200	—	$3.44	7-Mar-19	$612	$—
	11,008		11,008	—	$4.22	26-Jun-19	$—	$—
	12,675		12,675	—	$2.61	6-Sep-19	$11,281	$—
	11,713		11,713	—	$3.06	6-Dec-19	$5,154	$—
	10,475		10,475	—	$3.94	7-Mar-20	$—	$—

Henry L. Perret	34,376		34,376	—	$6.50	16-Sep-17	$—	$—
Director	16,776		16,776	—	$4.00	7-Jul-18	$—	$—
	12,583		12,583	—	$3.29	7-Sep-18	$2,642	$—
	10,819		10,819	—	$3.05	23-Dec-18	$4,869	$—
	10,819		10,819	—	$3.44	7-Mar-19	$649	$—
	12,513		12,513	—	$4.22	26-Jun-19	$—	$—
	13,569		13,569	—	$2.61	6-Sep-19	$12,076	$—
	12,606		12,606	—	$3.06	6-Dec-19	$5,547	$—
	11,163		11,163	—	$3.94	7-Mar-20	$—	$—

Richard D. McBee	1,500,000	(6)	843,749	656,251	$5.16	19-Jan-18	$—	$—
Chief Executive	500,000	(4)	—	500,000	$5.16	19-Jan-16	$—	$—
Officer	100,000		18,750	81,250	$4.22	26-Jun-19	$—	$—

Steven E. Spooner	33,334	(5)	16,667	16,667	$3.75	12-Mar-14	$—	$—
Chief Financial	25,000		17,187	7,813	$8.79	23-Dec-18	$—	$—
Officer	150,000		65,625	84,375	$4.00	7-Jul-18	$—	$—
	100,000		18,750	81,250	$4.22	26-Jun-19	$—	$—

Graham Bevington	16,668	(5)	8,334	8,334	$3.75	12-Mar-14	$—	$—
Executive Vice	30,000		20,625	9,375	$8.79	15-Jul-17	$—	$—
President, International Sales	50,000		21,875	28,125	$4.00	7-Jul-18	$—	$—
	30,000		5,625	24,375	$4.22	26-Jun-19	$—	$—

Ronald G. Wellard	16,668	(5)	8,334	8,334	$3.75	12-Mar-14	$—	$—
Executive Vice	30,000		20,625	9,375	$8.79	15-Jul-17	$—	$—
President and	100,000		43,475	56,525	$4.00	7-Jul-18	$—	$—
General Manager,	65,000		12,187	52,813	$4.22	26-Jun-19	$—	$—
MCS

Jon Brinton	5,000		3,750	1,250	$3.75	9-Jul-14	$—	$—
	7,000		4,812	2,188	$8.79	15-Jul-17	$—	$—
General Manager,	20,000		8,750	11,250	$4.00	7-Jul-18	$—	$—
Mitel Network Solutions	30,000		5,625	24,375	$4.22	26-Jun-19	$—	$—

Philip B. Keenan	16,986		12,500	4,486	$6.50	8-Feb-14	$—	$—
Former Executive	32,326		21,875	10,451	$4.00	8-Feb-14	$—	$—
Vice President	20,243		9,375	10,868	$4.22	8-Feb-14	$—	$—
Sales, Service and Marketing, Americas

(1)	Each stock option award was granted pursuant to our 2006 Equity Incentive Plan or, in the case of Mr. McBee, as an inducement (as described in note 6 below). All of these stock options are unexercised.
(2)	The stock options granted to Francisco Partners Management, LLC have been reflected next to the names of Mr. Ball and Mr. Kowal, who are partners of Francisco Partners Management, LLC. An aggregate of 318,025 options have been granted to Francisco Partners Management, LLC.
(3)	Stock options granted in connection with Mr. Cossart acting as a director of the Company were granted to Scivias S.a.r.l., a company in which Mr. Cossart is a shareholder.
(4)	Represents performance-based stock options granted under the 2006 Equity Incentive Plan. The stock options vest as follows: 25% of the options vest on the trigger date and the remainder vest monthly over an 18-month period following the trigger date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price of the common shares on The Nasdaq Global Market is equal to or greater than $16.80 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.
(5)	Represents performance-based stock options granted under the 2006 Equity Incentive Plan. The stock options vest as to 12.5% on each of the first, second, third and fourth anniversaries from the date of grant. The remaining 50% vest as follows: 12.5% of the options vest on the trigger date and the remainder vest monthly over an 18-month period following the trigger date. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.
(6)	515,175 of the stock options granted to Mr. McBee as a component of his employment compensation, have been granted as an inducement, material to his entering into employment with us. These inducement options will vest on the same vesting schedule as regular options granted under the 2006 Equity Incentive Plan. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Company.

Incentive Plan Awards – Value Vested or Earned During the Year

The following table lists, with respect to each NEO and each of our directors, the value of all option-based and share-based awards that have vested, and all non-equity incentive plan compensation earned, during the fiscal year ended April 30, 2013.

Name	Option-based awards - Value vested during the year ($)(1)	Non-equity incentive plan compensation - Value earned during the year ($)(2)
Richard D. McBee	—	509,752
Steven E. Spooner	16,458	247,360
Ronald G. Wellard	10,792	128,190
Graham Bevington	5,667	187,156
Jon Brinton	2,875	132,218
Philip Keenan	5,125	165,185
Benjamin H. Ball	4,859	—
Peter D. Charbonneau	3,177	—
Jean-Paul Cossart	2,990	—
Andrew J. Kowal	4,859	—
Terence H. Matthews	1,558	—
John McHugh	—	—
Henry L. Perret	—	—

(1)	Represents the total value of options that vested in fiscal 2013. The values were calculated using the closing price of our common shares on the date the options vested, or if the options vested on a non-trading day, the next day that our shares traded.
(2)	Represents the total value of annual cash incentive awards for fiscal 2013. These amounts are also reported in the Summary Compensation Table.

Stock Option and Other Compensation Plans

2006 Equity Incentive Plan

The corporation adopted an employee stock option plan on September 7, 2006, or the 2006 Equity Incentive Plan.

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

The 2006 Equity Incentive Plan provides us with flexibility and choice in the types of equity compensation awards, including options, deferred share units, restricted stock units, performance share units and other share-based awards. The principal purpose of the 2006 Equity Incentive Plan is to assist us in attracting, retaining and motivating employees and directors through performance-related incentives.

The initial aggregate number of Common Shares that could be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Corporation was 5,600,000 Common Shares (the “Initial Option Pool”) provided that an additional number of Common Shares of up to three percent of the number of Common Shares then outstanding may be added to such Initial Option Pool each year for three years starting on March 5, 2011. Effective on each of March 5, 2011 and March 5, 2012, a 3% increase to the Initial Option Pool was approved by the compensation committee. Upon listing the Corporation’s Common Shares on the TSX on June 27, 2012, the 3% increase became automatic in accordance with the terms of the 2006 Equity Incentive Plan. Therefore effective March 5, 2013, the 3% increase brought the total number of Common Shares available for issue under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Corporation to 10,406,469. Common Shares subject to outstanding awards under the 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan.

As of June 7, 2013, options to acquire 5,863,267 common shares were issued and outstanding under the 2006 Equity Incentive Plan. During fiscal 2013, the Company issued options to acquire 946,589 common shares under the 2006 Equity Incentive Plan, and 1,732,832 options to acquire common shares vested under the 2006 Equity Incentive Plan.

Inducement Options

On January 19, 2011, Richard McBee was granted 515,175 stock options as a component of his employment compensation. These stock options were granted as an inducement material to his entering into employment with us and will vest on the same vesting schedule as options granted under the 2006 Equity Incentive Plan. The grant of the options was approved by all of the independent directors of the board in reliance on Nasdaq Listing Rule 5635(c)(4), which exempts employment inducement grants from the general requirement of the Nasdaq Listing Rules that equity-based compensation plans and arrangements be approved by shareholders. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan and all other security-based compensation arrangements. As of June 7, 2013, all of these options were outstanding.

Total Options Outstanding

As of June 7, 2013, options to acquire 6,378,442 common shares under the 2006 Equity Incentive Plan and inducement options granted to Mr. McBee were issued and outstanding, representing approximately 12% of our outstanding common shares.

Pension and Retirement Plans

We maintain defined contribution pension plans that cover a number of our employees. We contribute to defined contribution pension plans based on a percentage, as specified in each plan, of participating employees’ pensionable earnings.

The following table sets forth, for each NEO, information regarding defined contribution pension amounts credited to or earned by the NEO during or as at the end of fiscal year 2013.

Defined Contribution Plan Table

Name	Accumulated value at start of year $(1)	Compensatory $	Non- compensatory $	Accumulated value at year end $
Richard D. McBee	—	—	—	—
Steven E. Spooner	71,421	4,477	4,122	80,020
Graham Bevington	—	10,693	14,766	25,459
Ronald G. Wellard	34,800	3,384	3,069	41,253
Jon Brinton	—	—	—	—
Philip B. Keenan	—	—	—	—

(1)	The accumulated value at the start of fiscal 2013 may vary from the accumulated value at the end of the fiscal 2012 due to the fluctuation in foreign exchange rates.

There were no material accrued obligations at the end of fiscal 2013 pursuant to our defined contribution pension plans.

We currently maintain a defined benefit pension plan for certain of our past and present employees in the United Kingdom. The plan was closed to new employees in June 2001. The plan was closed to new service in November 2012. The defined benefit plan provides pension benefits based on length of service up to November 2012 and final average earnings. The pension costs are actuarially determined using the projected benefits method pro-rated on services and management’s best estimate of the effect of future events. Pension plan assets are valued at fair value. As of April 30, 2013, the $242.9 million projected benefit obligation exceeded the fair value of the defined benefit plan assets of $152.4 million, resulting in a pension liability of $90.5 million.

Defined Benefits Plan Table

Name	Number of years credited service	Annual benefits payable		Accrued obligation at start of fiscal year $	Compensatory change $	Non- compensatory change $	Accrued obligation at fiscal year end $
		At year end $	At age 65 $
Graham Bevington	13 years	39,590	39,590	642,724	5,427	121,602	769,753

For the purposes of our pension plan in the United Kingdom, the age of retirement is 65 years. There are provisions for early retirement starting at 55 years with the benefit decreasing for each of the years retired before 65 years. This value is determined by the plan actuary. There is no policy for granting additional years of service or additional credit of service. In November 2012, the defined benefit plan was closed to new service. Since November 2012, Mr. Bevington receives amounts under a defined contribution plan, as disclosed above.

Employment Arrangements

Richard D. McBee. Rich McBee is employed as our CEO. Effective as of January 13, 2011, we executed an Employment Agreement with Mr. McBee. Mr. McBee is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement. If Mr. McBee’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. McBee’s employment without cause or Mr. McBee ends his employment relationship with us, in either case within 12 months of such change of control, he will receive a severance payment totaling 24 months’ salary and bonus compensation (paid over a 24-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. For fiscal 2013, Mr. McBee received an annual base salary of $660,000, stock options, a monthly car allowance of $1,500, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. McBee was also entitled to receive an annual targeted bonus payment of 120% of base salary, dependent upon the achievement of business goals and subject to the approval of the compensation committee of our board of directors. Mr. McBee’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Steven E. Spooner. Steve Spooner is employed as our CFO, reporting to our President and CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Spooner under which he is employed for an indefinite term, subject to termination in accordance with its terms. If Mr. Spooner’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Spooner’s employment without cause or Mr. Spooner ends his employment relationship with us, in either case within 12 months of such change of control, he will receive a severance payment totaling 18 months’ salary and bonus compensation (paid over an 18-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Spooner is entitled to a lump sum payment of one year’s total salary plus bonus and, in addition, accelerated vesting of 25% of any remaining unvested options. For fiscal 2013, Mr. Spooner received an annual base salary of C$438,000, stock options, a monthly car allowance of C$1,000, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Spooner is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Spooner’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Graham Bevington. Graham Bevington is employed as our Executive Vice President, International Sales, reporting to our President and CEO. Mr. Bevington is employed for an indefinite term, subject to termination in accordance with the terms of his employment letter agreement, as amended. If Mr. Bevington is terminated without cause, he will receive a severance payment totaling a minimum of six months’ notice of termination. For fiscal 2013, Mr. Bevington received an annual base salary of £154,000, stock options, a monthly car allowance of £866, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Bevington is also entitled to receive an annual bonus payment related to his achievement of defined targets. Mr. Bevington’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Ronald G. Wellard. Ron Wellard is employed as our Executive Vice President, General Manager, Mitel Communications Solutions, reporting to the President and CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Wellard. Mr. Wellard is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement, as amended. If Mr. Wellard’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Wellard’s employment without cause or Mr. Wellard ends his employment relationship with us for “Good Reason” (as that term is defined in his employment agreement), in either case within 12 months of such change of control, he will receive a severance payment totaling 12 months’ salary and bonus compensation (paid over a 12-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Wellard is entitled to a lump sum payment of one year’s total salary plus bonus and, in addition, accelerated vesting of 25% of any remaining unvested options. For fiscal 2013, Mr. Wellard received an annual base salary of C$333,000, stock options, an annual car allowance of C$8,000, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Wellard is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Wellard’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Jon Brinton. Jon Brinton is employed as our General Manager, Mitel Network Solutions, reporting to the President and CEO. Mr. Brinton receives an annual salary of $225,000, stock options, an annual car allowance of $6,480, fuel and maintenance reimbursement for one vehicle and is also entitled to receive an annual bonus payment related to his achievement of defined targets.

Philip B. Keenan. Philip Keenan was employed as our Executive Vice President Sales, Service, Marketing Americas until his departure in February 2013. Up to the time of his departure, Mr. Keenan received an annual base salary of $285,000, stock options, an annual car allowance of $8,000, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Keenan’s employment agreement contained provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property. In connection with his departure, Mr. Keenan began receiving salary continuation (including an amount in lieu of bonus), benefit continuation and continued vesting of options for 12 months.

Potential Payments upon Termination or Change of Control

Information regarding payments to the NEOs in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments each NEO would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on April 30, 2013 and using average exchange rates for fiscal 2013. The salary payments are calculated based on the salaries stated in the employment agreements of each NEO as of April 30, 2013. Amounts potentially payable under plans which are generally available to all salaried employees, such as health, life and disability insurance, are excluded from the table. Actual payments made at any future date may vary, including the amount the NEO would have accrued under the applicable benefit or compensation plan as well as the price of the common shares.

In the event of retirement, resignation or termination for cause, no salary, benefits or other compensation is payable to an NEO beyond the last effective date of employment and the NEO would only be entitled to exercise options that had already vested or would continue to vest in accordance with the plan under which they were granted.

	Termination without Cause		Change of Control
Name	Salary and Bonus(1) (2)	Equity Vesting(5)	Salary and Bonus(1) (2)	Equity Vesting(6)
Richard D. McBee	$2,375,504	$—	$2,375,504	$—
Steven E. Spooner	$1,399,960	$—	$1,399,960	$—
Graham Bevington (3)	$236,611	$—	$236,611	$—
Ronald G. Wellard	$470,860	$—	$470,860	$—
Jon Brinton (4)	$—	$—	$—	$—

(1)	Please see Item 11 of Part III, “Executive Compensation”—“Compensation Discussion & Analysis”—“Salary Compensation Table” for the salary and bonus payments used in calculating payments on termination without cause or change of control.

(2)	In addition, upon termination without cause or a change of control resulting in termination, each NEO would be entitled to:

•	benefit continuation during the severance or notice periods, as applicable, or where not available, a cash payment in-lieu,

•	a payment equal to car allowance over the applicable period, and

•	in respect of pension, an amount equal to the employer contribution over the applicable period.

In the event of a change of control without termination, each NEO would only be entitled to the indicated payments under “Change of Control”—“Equity Vesting”. No payments for salary or bonus would be payable.

(3)	Mr. Bevington is not subject to the terms and conditions of an executive employment agreement. Payments for salary and bonus are based on the terms of a letter agreement which specifies that each party must provide not less than six months notice of termination of employment, or such longer period as may be provided for pursuant to the Employment Protection (Consolidation) Act 1978.
(4)	Mr. Brinton is not subject to the terms and conditions of an executive employment agreement. Therefore termination payments are based on local laws and legislations of the relevant jurisdiction of employment of Mr. Brinton.
(5)	The amounts related to stock options and other equity awards are based upon the fair market value of the common shares of $3.50 per share as reported on the Nasdaq on April 30, 2013, the last trading day of the Company’s fiscal year.
(6)	Upon a change of control, all vested options are paid out at the change of control price. The amounts related to stock options and other equity awards are based upon a value of the common shares of $3.73 per share (change of control price), which is the highest per share price in the 5 trading days prior to April 30, 2013 as reported on the Nasdaq, as required by the plan under which the specific stock options or awards were granted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common shares as of June 7, 2013 and shows the number of shares and percentage of outstanding common shares owned by:

•	each person or entity who is known by us to own beneficially 5% or more of our common shares;

•	each member of our board of directors;

•	each of our NEOs; and

•	all members of our board of directors and our executive officers as a group.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner[1]	Number	%
Five Percent Shareholders:
Matthews Group (2)

Dr. Terence H. Matthews	264,271	0.5%
Kanata Research Park Corporation (formerly known as Wesley Clover Corporation)	12,080,610	22.5%

Total	12,344,881	23.0%

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner[1]	Number	%
Francisco Partners Group (3)

Francisco Partners Management, LLC	306,288	0.5%
Arsenal Holdco I S.a.r.l.	14,508,268	27.0%
Arsenal Holdco II S.a.r.l.	5,589,278	10.4%
Francisco Partners GP II Management (Cayman) Limited	62,470	0.1%
Francisco Partners GP III Management, LLC	858	0.0%

Total	20,467,162	38.0%

Morgan Stanley Principal Investments, Inc. (4)	3,963,809	7.4%

Wellington Management Company LLP (5)	3,526,428	6.6%

Executive Officers and Directors:

Dr. Terence H. Matthews (2)	12,344,881	23.0%
Richard McBee	1,017,499	1.9%
Peter D. Charbonneau (6)	192,515	0.4%
Benjamin H. Ball (3)	20,467,162	38.0%
Andrew J. Kowal (3)	20,467,162	38.0%
Jean-Paul Cossart (7)	142,341	0.3%
John McHugh	122,876	0.2%
Henry L. Perret	165,224	0.3%
Steven E. Spooner (8)	186,820	0.4%
Graham Bevington	64,752	0.1%
Ronald G. Wellard	107,084	0.2%
Jon Brinton	33,895	0.1%

All directors and executive officers as a group (15 persons) (9)	34,942,383	65.0%

(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Mitel Networks Corporation, 350 Legget Drive, Ottawa, Ontario, Canada, K2K 2W7.
(2)	Includes stock options to acquire 264,271 common shares that are currently exercisable and 12,080,610 common shares owned by Kanata Research Park Corporation, or KRPC. Dr. Matthews has voting and investment power over the common shares owned by KRPC and therefore beneficially owns the common shares held by KRPC.
(3)	Includes 20,160,874 common shares and stock options to acquire 306,288 common shares that are exercisable. Benjamin Ball and Andrew Kowal, both partners of Francisco Partners Management, LLC, have voting and investment power over the common shares owned by each of Francisco Partners, Arsenal Holdco I S.a.r.l., Arsenal Holdco II S.a.r.l., Francisco Partners GP II Management (Cayman) Limited and Francisco Partners GP III Management, LLC and therefore beneficially own the common shares held by each of these entities. The address for each of the Francisco Partners Group, Benjamin Ball and Andrew Kowal is c/o Francisco Partners Management, LLC One Letterman Drive, Building C—Suite 410, San Francisco, California, 94129.
(4)	Includes 3,963,809 common shares (as reported in SEC filing 13-F as at March 31. 2013). The address for Morgan Stanley Principal Investments, Inc. is 1585 Broadway, New York, New York, 10036.
(5)	The number of common shares held as per SEC filing 13-F as at March 31, 2013. The address for Wellington Management Company LLP is 280 Congress Street, Boston, Massachusetts, 02210.
(6)

Of this total, 2,019 common shares are registered to Peter Charbonneau Trust #2, a trust of which Mr. Charbonneau is the sole trustee, and 13,927 common shares are registered to Mr. Charbonneau’s wife,

Joan Charbonneau, for which he disclaims beneficial ownership. Includes options to acquire 161,293 common shares from us at exercise prices ranging from $2.61 to $6.50.
(7)	Includes options to acquire common shares granted to Scivias s.a.r.l. Mr. Cossart has voting and investment power over the common shares owned by Scivias s.a.r.l.
(8)	Of this total, 5,100 common shares are registered to the Spooner Children Trust, a trust of which Mr. Spooner is one of three trustees, and 135,417 common shares issuable upon the exercise of options at exercise prices ranging from $3.75 to $8.79.
(9)	In calculating this total, the common shares held by Mr. Ball and held by Mr. Kowal have been counted only once, as all such shares are held by and through the Francisco Partners Group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Kanata Research Park Corporation (KRPC)

We lease our Ottawa-based headquarters facilities from KRPC, a corporation wholly-owned by our chairman Dr. Matthews. We negotiated the lease in the second quarter of fiscal 2011 under terms and conditions that management believes reflected then-current market rates. The lease has an initial term of five years and three months ending on February 15, 2016 and can be renewed at our option for an additional five years. The lease contains property reinstatement terms which have not been accrued at this time as the amount is not estimable. The lease contains certain changes in the rental rate over the term of the lease. During fiscal 2013, we recorded lease payments for base rent and operating costs of $4.4 million. At April 30, 2013, balances payable relating to the lease totaled nil.

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

We paid $1.0 million for the option to invest in a company based in India, over which company the Matthews Group has significant influence. Sales to and purchases from this company, arising in the normal course of business, were $0.3 million and $0.7 million, respectively, for the year ended April 30, 2013. In addition, we made sales to and purchases from other companies related to the Matthews Group, arising in the normal course of business, of $1.1 million and $2.5 million, respectively, for the year ended April 30, 2013. The balances receivable and payable at April 30, 2013 as a result of these transactions were $1.0 million and $0.8 million, respectively.

Registration Rights

In connection with our financing of the acquisition of Inter-Tel in 2007, we entered into a registration rights agreement dated August 16, 2007 with a number of our shareholders, including the Francisco Partners Group, Morgan Stanley Principal Investments Inc., EdgeStone Capital Equity Fund II Nominee, Inc., Dr. Matthews and Wesley Clover Corporation (now known as Kanata Research Park Corporation). The registration rights agreement, or the Registration Rights Agreement, was amended and restated as of the date of closing of our IPO. The Registration Rights Agreement provides for the registration of the shares held by such shareholders under the securities laws of the United States and/or the qualification for distribution of the shares held by such shareholders under the securities laws of the provinces and territories of Canada. Mr. Ball and Mr. Kowal are both partners of Francisco Partners Management, LLC. Dr. Matthews is the Chairman of our board.

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

Also, until such time as the Francisco Partners Group has sold or transferred $281.3 million of common shares pursuant to a registration statement or no longer owns at least 10% of our outstanding common shares, the Matthews Group may not sell or transfer more than an aggregate of $50 million of our common shares (measured in gross proceeds and taking into account sales made under Rule 144 under the Securities Act) pursuant to a registration statement. This provision expires automatically on the fifth anniversary of our IPO.

Director Independence

Six of our directors are considered “independent”, as defined under the Nasdaq rules and for purposes of Canadian securities laws. Our independent directors are Peter Charbonneau, Benjamin Ball, Andrew Kowal, Jean-Paul Cossart, John McHugh and Henry Perret. For purposes of the Nasdaq rules, an independent director means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director is considered to be independent for the purposes of Canadian securities laws if the director has no direct or indirect material relationship to the company. A material relationship is a relationship that could, in the view of the board, be reasonably expected to interfere with the exercise of a director’s independent judgment. Certain individuals, such as employees and executive officers of the Company, are deemed by Canadian securities laws to have material relationships with the Company.

Our non-independent Company directors are Richard McBee and Terence Matthews. Our board of directors determined that Richard McBee is non-independent due to his “insider” position as Chief Executive Officer and President of the Company. Terence Matthews, chairman of our board of directors, has also been determined to be a non-independent director by virtue of the fact that Mitel conducts significant business with a number of companies that Dr. Matthews either controls or has made a significant investment in.

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

External Auditor’s Fees. Deloitte LLP is our auditor. Fees billed by Deloitte LLP to the Company in fiscal years 2013 and 2012 were approximately $1,506,000 and $1,639,000, respectively, as detailed below.

	Fiscal Year 2013	Fiscal Year 2012(5)
Audit fees (1)	$1,110,000	$1,160,000
Audit-related fees (2)	302,000	278,000
Tax fees (3)	92,000	195,000
All other fees (4)	2,000	6,000

Total	$1,506,000	$1,639,000

(1)	Audit fees relate to professional services rendered for the audit of our annual consolidated financial statements and, as required, the unconsolidated statutory financial statements of certain of our subsidiaries. Audit fees include professional services related to quarterly reviews of our consolidated financial statements.
(2)	Audit-related fees billed by Deloitte LLP primarily relate to the defined contribution pension plan in Canada and the defined benefit pension plan in the United Kingdom. It also includes fees for accounting consultation and advisory services.
(3)	Tax fees relate to assistance with tax compliance, expatriate tax return preparation, tax planning and various tax advisory services.
(4)	“All other fees” include other non-audit services.
(5)	Certain amounts for fiscal 2012 were restated to reflect an accrued basis, rather than paid basis.

Pre-approval Policies and Procedures

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	(1) and (2)—The following Consolidated Financial Statements of the Company are included in Item 8 herein.

(A)	Reports of Independent Registered Chartered Accountants.

(B)	Consolidated Balance Sheets—As of April 30, 2013 and April 30, 2012.

(C)	Consolidated Statements of Operations—Years ended April 30, 2013, April 30, 2012 and April 30, 2011.

(D)	Consolidated Statements of Comprehensive Income (Loss)—Years ended April 30, 2013, April 30, 2012 and April 30, 2011.

(E)	Consolidated Statements of Shareholders’ Equity (Deficiency)—Years ended April 30, 2013, April 30, 2012 and April 30, 2011.

(F)	Consolidated Statements of Cash Flows—Years ended April 30, 2013, April 30, 2012 and April 30, 2011.

(G)	Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—See Exhibit Index.

The management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are denoted in the Exhibit Index.

2.	Our consolidated valuation of qualifying accounts (Schedule II) financial statement schedule is included in Item 8 herein.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

3.	Exhibits filed with this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 24, 2013.

MITEL NETWORKS CORPORATION

By:	/s/ STEVEN E. SPOONER
Steven E. Spooner
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ RICHARD D. MCBEE Richard D. McBee	Chief Executive Officer & President (Principal Executive Officer) and Director	June 24, 2013

/s/ DR. TERENCE H. MATTHEWS	Chairman of the Board	June 24, 2013
Dr. Terence H. Matthews

/s/ PETER D. CHARBONNEAU	Director	June 24, 2013
Peter D. Charbonneau

/s/ BENJAMIN H. BALL	Director	June 24, 2013
Benjamin H. Ball

/s/ JEAN-PAUL COSSART	Director	June 24, 2013
Jean-Paul Cossart

/s/ ANDREW J. KOWAL	Director	June 24, 2013
Andrew J. Kowal

/s/ HENRY L. PERRET	Director	June 24, 2013
Henry L. Perret

/s/ JOHN P. MCHUGH	Director	June 24, 2013
John P. McHugh

EXHIBIT INDEX

3.1	Restated Articles of Incorporation (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F–1, filed with the SEC on April 16, 2010)

3.2	By—laws (incorporated by reference to Amendment No. 3 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 30, 2010)

4.1	Form of Common Share Certificate (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F–1, filed with the SEC on April 16, 2010)

10.1	Form of Warrant granted to Francisco Partners and Morgan Stanley dated August 16, 2007 (incorporated by reference to Schedule 13D (Mitel as issuer) filed with the SEC on August 27, 2007 by Arsenal Holdco I, S.a.r.l., Arsenal Holdco II, S.a.r.l., Francisco Partners GP II (Cayman), L.P., Francisco Partners GP II Management (Cayman) Limited, Francisco Partners GP II, L.P., Francisco Partners II (Cayman), L.P., Francisco Partners Parallel Fund II, L.P. and Francisco Partners GP II Management, LLC)

10.2	Form of Warrant granted to Francisco Partners and Morgan Stanley dated January 18, 2008 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

10.3	First Lien Credit Agreement, dated as of February 27, 2013, among Mitel Networks Corporation and Mitel U.S. Holdings, Inc., as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, Bank of America, N.A. as the Administrative Agent and Collateral Agent, RBC Capital Markets, as the Syndication Agent and Bank of America, N.A., RBC Capital Markets and MCS Capital Markets LLC as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Mitel’s Annual Report on Form 8-K, filed with the SEC on March 4, 2013).

10.4	Second Lien Credit Agreement, dated as of February 27, 2013, among Mitel U.S. Holdings, Inc., as the Borrower, Mitel Networks Corporation as the Parent, various financial institutions and other persons from time to time parties thereto, as the Lenders, Wilmington Trust, National Association as the Administrative Agent and Collateral Agent, and KKR Asset Management as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Mitel’s Annual Report on Form 8-K, filed with the SEC on March 4, 2013)

10.5	Deferred Share Unit Plan for Executives effective July 1, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 24, 2005)

10.6	Employee Stock Option Plan dated March 6, 2001, as amended (incorporated by reference to Mitel’s Form S–8, filed with the SEC on March 6, 2006)

10.7	Form of Global Mitel Employment Agreement (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006)

10.8	2006 Equity Incentive Plan, as amended (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.9	Amended and Restated Employee Agreement between Mitel and Donald Smith effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.10	Separation Agreement dated September 1, 2011, between Mitel and Donald W. Smith (incorporated by reference to Mitel’s Form 10Q, filed with the SEC on September 14, 2011)

10.11	Amended and Restated Employment Agreement between Mitel and Paul Butcher effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.12	Amended and Restated Employment Agreement effective as of March 12, 2010, between Mitel and Steven Spooner (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.13	Employment Contract dated August 31, 1999, between Mitel and Graham Bevington (the “Bevington Employment Contract”) (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006)

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

10.16 (a) Amendment No. 1 to the R&D Project Agreement dated March 27, 2003 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on August 31, 2004)

10.16 (b) Amendment No. 2 to the R&D Project Agreement dated May 2, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.16 (c) Amendment No. 3 to the R&D Project Agreement dated September 16, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.16 (d) Amendment No. 4 to the R&D Project Agreement dated June 27, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.16 (e) Amendment No. 5 to the R&D Project Agreement dated October 3, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.16 (f) Amendment No. 6 to the R&D Project Agreement dated October 31, 2006 (incorporated by reference to Mitel’s Registration Statement on Form F–1, filed with the SEC on November 8, 2006)

10.16 (g) Amendment No. 7 to the R&D Project Agreement dated March 10, 2010 (incorporated by reference to Mitel’s Annual Report on Form 10-K, filed with the SEC on July 1, 2011)

10.17	Form of Warrant granted to Her Majesty in Right of Canada (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.18	Master Manufacturing Services Agreement between Mitel and its subsidiaries and BreconRidge Corporation and its subsidiaries (acquired by Sanmina-SCI in May 2010) dated June 20, 2008 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on February 4, 2010)

10.19	Master Manufacturing Services Agreement between Mitel and Flextronics Telecom Systems, Ltd. dated as at May 1, 2007 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on February 4, 2010)

10.20	Shareholder Agreement among Mitel, Terence H. Matthews, Wesley Clover and Francisco Partners dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.21	Amended and Restated Registration Rights Agreement among Mitel, Terence H. Matthews, Wesley Clover, EdgeStone, Francisco Partners and Morgan Stanley dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.22	Lease Agreement between Mitel and Kanata Research Park Corporation dated as at November 1, 2010 (incorporated by reference to Mitel’s Form 8K, filed with the SEC on February 2, 2011)

21.1*	Subsidiaries of Mitel

23.1*	Consent of Deloitte LLP

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Portions of this document have been granted “Confidential Treatment” by the Secretary of the SEC.
*	Filed herewith.