Form 10-Q
period 2013-07-31
MITEL NETWORKS CORP
filed 2013-08-29
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

As of August 27, 2013, there were 53,784,184 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	July 31, 2013	April 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$55.3	$69.0
Accounts receivable (net of allowance for doubtful accounts of $6.6 and $6.4, respectively)	112.1	123.0
Sales-type lease receivables (net) (note 4)	14.8	15.4
Inventories (net) (note 5)	25.5	27.9
Deferred tax asset	16.4	17.2
Other current assets (note 6)	31.8	32.4

	255.9	284.9
Non-current portion of sales-type lease receivables (net) (note 4)	16.2	18.7
Deferred tax asset	116.8	119.7
Property and equipment (net)	29.9	30.1
Identifiable intangible assets (net) (note 7)	61.5	55.9
Goodwill	147.0	132.6
Other non-current assets	15.2	14.5

	$642.5	$656.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$88.6	$101.1
Current portion of deferred revenue	37.6	32.4
Current portion of long-term debt	6.6	6.5

	132.8	140.0
Long-term debt	280.9	281.6
Lease recourse liability (note 4)	3.9	3.8
Long-term portion of deferred revenue	15.4	14.8
Deferred tax liability	20.0	23.4
Pension liability (note 10)	56.5	90.5
Other non-current liabilities	18.7	18.3

	528.2	572.4

Commitments, guarantees and contingencies (note 11)
Shareholders’ equity:
Common shares, without par value—issued and outstanding: 53.8 and 53.7, respectively (note 12)	810.5	810.4
Preferred shares—issued and outstanding: nil	—	—
Warrants (note 13)	39.1	39.1
Additional paid-in capital	34.9	33.8
Accumulated deficit	(689.6)	(685.8)
Accumulated other comprehensive loss	(80.6)	(113.5)

	114.3	84.0

	$642.5	$656.4

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions except per share amounts)

(Unaudited)

	Three Months Ended
	July 31, 2013	July 31, 2012
Revenues	$141.6	$138.5
Cost of revenues	61.4	63.2

Gross margin	80.2	75.3

Expenses:
Selling, general and administrative	56.2	57.9
Research and development	13.8	14.5
Special charges and restructuring costs (note 15)	5.3	2.0
Loss on litigation settlement	—	0.7

	75.3	75.1

Operating income from continuing operations	4.9	0.2
Interest expense	(6.5)	(4.7)
Other expense	(0.8)	—

Loss from continuing operations, before income taxes	(2.4)	(4.5)
Current income tax recovery (expense)	(2.1)	(2.5)
Deferred income tax recovery (expense)	0.7	5.1

Net loss from continuing operations	(3.8)	(1.9)
Net loss from discontinued operations	—	(0.2)

Net loss	$(3.8)	$(2.1)

Net loss per common share—Basic
Net loss per share from continuing operations	$(0.07)	$(0.04)
Net loss per share from discontinued operations	$—	$—
Net loss per share	$(0.07)	$(0.04)
Net loss per common share—Diluted
Net loss per share from continuing operations	$(0.07)	$(0.04)
Net loss per share from discontinued operations	$—	$—
Net loss per share	$(0.07)	$(0.04)
Weighted-average number of common shares outstanding (note 14)
Basic	53.7	53.6
Diluted	53.7	53.6

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	July 31, 2013	July 31, 2012
Net loss	$(3.8)	$(2.1)

Other comprehensive income (loss):
Foreign currency translation adjustments	(0.6)	1.3
Pension liability adjustments	33.5	0.7

	32.9	2.0

Comprehensive income (loss)	29.1	(0.1)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number		Amount
Balance at April 30, 2012	53.6		$809.4	$55.6	$13.7	$(692.0)	$(96.9)	$89.8

Comprehensive loss	—		—	—	—	(2.1)	2.0	(0.1)
Exercise of stock options	0.1		0.8	—	(0.6)	—	—	0.2
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at July 31, 2012	53.7		$810.2	$55.6	$14.2	$(694.1)	$(94.9)	$91.0

Comprehensive income	—		—	—	—	(1.9)	4.2	2.3
Stock-based compensation	—		—	—	1.1	—	—	1.1
Expiration of warrants	—		—	(16.5)	16.5	—	—	—

Balance at October 31, 2012	53.7		$810.2	$39.1	$31.8	$(696.0)	$(90.7)	$94.4

Comprehensive loss	—		—	—	—	2.1	(18.7)	(16.6)
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at January 31, 2013	53.7		$810.2	$39.1	$32.9	$(693.9)	$(109.4)	$78.9

Comprehensive income	—		—	—	—	8.1	(4.1)	4.0
Exercise of stock options	—	(1)	0.2	—	—	—	—	0.2
Stock-based compensation	—		—	—	0.9	—	—	0.9

Balance at April 30, 2013	53.7		$810.4	$39.1	$33.8	$(685.8)	$(113.5)	$84.0

Comprehensive income	—		—	—	—	(3.8)	32.9	29.1
Exercise of stock options	0.1		0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at July 31, 2013	53.8		$810.5	$39.1	$34.9	$(689.6)	$(80.6)	$114.3

(1)	Issue of shares was less than 0.1 for the period.

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	July 31, 2013	July 31, 2012
CASH PROVIDED BY (USED IN)
Operating activities:
Net loss	$(3.8)	$(2.1)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization and depreciation	9.1	8.6
Stock-based compensation	1.1	1.1
Deferred income taxes	(0.7)	(5.1)
Non-cash charge relating to acquisition (note 3)	0.4	—
Non-cash movements in provisions	0.2	(1.9)
Change in non-cash operating assets and liabilities (note 17)	6.9	2.8

Net cash from operating activities	13.2	3.4

Investing activities:
Additions to property, equipment and intangible assets	(1.2)	(3.5)
Acquisitions, net of cash acquired (note 3)	(23.1)	—
Decrease in restricted cash	0.1	—

Net cash used in investing activities	(24.2)	(3.5)

Financing activities:
Repayment of capital lease liabilities	(1.1)	(0.5)
Repayment of long-term debt	(1.0)	—
Proceeds from issuance of shares from option exercises	0.1	0.2

Net cash used in financing activities	(2.0)	(0.3)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.8)

Net decrease in cash and cash equivalents	(13.7)	(1.2)
Cash and cash equivalents, beginning of period	69.0	78.7

Cash and cash equivalents, end of period	$55.3	$77.5

(Note 17 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended July 31, 2013 and July 31, 2012

(in U.S. dollars, millions except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at July 31, 2013 and the results of operations and cash flows of the Company for each of the three-month periods ended July 31, 2013 and July 31, 2012 in accordance with GAAP applied on a consistent basis.

These unaudited interim consolidated financial statements and the accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto for each of the three years ended April 30, 2013, 2012 and 2011 contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 24, 2013 (the “audited annual consolidated financial statements”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in note 2 to the audited annual consolidated financial statements. There have been no significant changes to these policies. Other than the accounting pronouncement below, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

Classification of unrecognized tax benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss carryforward or a tax credit carryforward exists. The ASU provides amendments to the Income Taxes subtopic of the FASB Accounting Standards Codification (“ASC”), such that generally, unrecognized tax benefits should be presented as a reduction of deferred tax assets created by net operating losses or tax credit carryforwards in the same jurisdiction. The Company expects to adopt this ASU prospectively in the first quarter of fiscal 2015 by presenting certain unrecognized tax benefits as a reduction of deferred tax assets.

3. ACQUISITION

On June 17, 2013, the Company completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. The acquisition provides Mitel with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. The net cash cost to Mitel for the acquisition was approximately $20.0 for a 100% equity ownership interest in prairieFyre. The net cash cost consists of cash paid of $27.3, including working capital adjustment, less cash and cash equivalents acquired of $4.2 and acquired accounts receivable due from Mitel of $3.1.

As a highly integrated original equipment manufacturer (“OEM”), substantially all of prairieFyre’s product and service revenues were derived through Mitel. As a result, at the time of acquisition, a contract existed between Mitel and prairieFyre for prairieFyre to service Mitel’s channel partners and direct customers on behalf of Mitel. As is customary under purchase price allocations, the fair value for prairieFyre’s deferred revenue related to its service business was determined to be below book value. As such, Mitel recorded a non-cash expense of $0.4 at the time of the acquisition to reflect the fair value of the pre-existing contract. The charge is included in Other expense in the consolidated statement of operations.

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value of certain balances, in particular deferred revenue and intangible assets, are in the process of being finalized using third-party valuations. In addition, the Company is in discussions on certain non-material working capital adjustments that could affect the purchase price. The Company expects the purchase price allocation to be finalized in the second quarter of fiscal 2014. As such, the final purchase price and allocations may differ from the amounts listed below.

June 17, 2013
Net assets:
Cash	$4.2
Accounts receivable, due from Mitel	3.1
Accounts receivable, other	0.4
Other current assets	1.2
Property and equipment	0.3
Intangible assets – customer relationships(1)(3)	0.5
Intangible assets – developed technology(2)(3)	11.0
Goodwill(3)	14.4
Accounts payable and accrued liabilities	(1.1)
Deferred revenue, current	(3.9)
Deferred revenue, non-current	(1.8)
Deferred tax liability	(1.0)

Net assets acquired	$27.3

Purchase price:
Amount paid	$27.3
Cash acquired	(4.2)

Purchase price net of cash acquired	$23.1
Intercompany accounts receivable	(3.1)

Purchase price net of cash and intercompany receivable acquired	$20.0

(1)	Intangible assets – customer relationships consist of prairieFyre’s non-Mitel customer relationships and is being amortized over the expected useful life of the asset of 4 years.
(2)	Intangible assets – developed technology is being amortized over the expected useful life of the asset of 4 years.
(3)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.

The primary reason for the acquisition was to provide Mitel with a cornerstone development platform for contact centers. The Company expects to continue to grow the contact center platform, leverage the research and development workforce acquired as well as realize synergies, primarily in general and administrative activities. These factors contributed to the recognition of goodwill.

prairieFyre’s operations will be included in the Mitel Communications Solutions (“MCS”) segment. The Company expects prairieFyre’s operations to be integrated into MCS and therefore does not expect that prairieFyre will be a separate reporting unit for goodwill impairment testing purposes.

prairieFyre’s results of operations are included in the income statement of the combined entity from the date of acquisition. For the period from June 17, 2013 to July 31, 2013, prairieFyre recorded revenue of $2.7. However, as substantially all of prairieFyre’s product and service revenue was derived through Mitel, substantially all of prairieFyre’s revenue was eliminated on consolidation. For the period from June 17, 2013 to July 31, 2013, prairieFyre recorded net income of $0.7. Net income is net of amortization of acquired intangible assets of $0.4.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition of prairieFyre had occurred at the beginning of each period:

	Three months ended
	July 31, 2013	July 31, 2012
Revenues	$141.7	$138.7
Net loss	$(3.1)	$(2.1)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	Additional amortization of intangible assets that arose from the acquisition of approximately $2.9 per year

•	Tax provision based on an estimated local effective tax rate of approximately 10%

•	A nominal adjustment to revenue as substantially all prairieFyre revenue is eliminated on consolidation

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

	July 31, 2013				April 30, 2013
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$7.3	$(1.9)		$5.4	$6.7	$(1.6)		$5.1
Current portion of investment in sales-type leases	15.4	(0.6)		14.8	16.0	(0.6)		15.4
Non-current portion of investment in sales-type leases	16.8	(0.6)		16.2	19.4	(0.7)		18.7

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	39.5	(3.1)		36.4	42.1	(2.9)		39.2
Sold rental payments remaining unbilled	104.1	(3.9	)(1)	100.2	111.2	(3.8	)(1)	107.4

Total of sales-type leases unsold and sold	$143.6	$(7.0)		$136.6	$153.3	$(6.7)		$146.6

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended July 31, 2013, the Company sold $7.8 of rental payments and recorded gains on sale of those rental payments of $1.2 (three months ended July 31, 2012—sold $8.4 and recorded gains of $1.3). Sold payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as at July 31, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$3.0	$2.2	$2.1	$4.3	$7.3
Investment in sold and unsold sales-type lease receivables	116.3	18.4	1.6	20.0	136.3

Total gross sales-type leases	119.3	20.6	3.7	24.3	143.6
Allowance	(2.7)	(1.6)	(2.7)	(4.3)	(7.0)

Total net sales-type leases	$116.6	$19.0	$1.0	$20.0	$136.6

Aging Analysis as at April 30, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$2.9	$1.7	$2.1	$3.8	$6.7
Investment in sold and unsold sales-type lease receivables	132.1	12.8	1.7	14.5	146.6

Total gross sales-type leases	135.0	14.5	3.8	18.3	153.3
Allowance	(3.4)	(1.6)	(1.7)	(3.3)	(6.7)

Total net sales-type leases	$131.6	$12.9	$2.1	$15.0	$146.6

Allowance for credit losses

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables, the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for doubtful accounts on a quarterly basis and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations.

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, April 30, 2012	$(9.4)
Write-offs	3.4
Recoveries	(0.1)
Provision	(0.6)

Allowance for credit losses on sales-type leases, April 30, 2013	$(6.7)

Write-offs	0.4
Provision	(0.7)

Allowance for credit losses on sales-type leases, July 31, 2013	$(7.0)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	July 31, 2013	April 30, 2013
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$7.1	$7.2
Allowance against sales-type leases individually evaluated for impairment	(3.9)	(3.0)

Sales-type leases individually evaluated for impairment, net	$3.2	$4.2

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$136.5	$146.1
Allowance against sales-type leases collectively evaluated for impairment	(3.1)	(3.7)

Sales-type leases collectively evaluated for impairment, net	$133.4	$142.4

5. INVENTORIES

	July 31, 2013	April 30, 2013
Raw materials and work in process	$2.6	$2.5
Finished goods	27.4	29.9
Less: provision for obsolete inventory	(4.5)	(4.5)

	$25.5	$27.9

6. OTHER CURRENT ASSETS

	July 31, 2013	April 30, 2013
Prepaid expenses and deferred charges	$15.9	$12.6
Unbilled receivables	3.9	3.5
Due from related parties (note 9)	1.0	1.0
Other receivables	7.7	11.5
Service inventory	3.0	3.4
Restricted cash	0.3	0.4

	$31.8	$32.4

7. IDENTIFIABLE INTANGIBLE ASSETS (net)

	July 31, 2013			April 30, 2013
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$19.2	$(14.2)	$5.0	$18.6	$(13.7)	$4.9
Customer relationships	100.4	(74.6)	25.8	99.9	(71.5)	28.4
Developed technology	89.8	(59.1)	30.7	78.8	(56.2)	22.6

	$209.4	$(147.9)	$61.5	$197.3	$(141.4)	$55.9

The increase in customer relationships and developed technology relates to the acquisition of prairieFyre, as described in note 3.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	July 31, 2013	April 30, 2013
Trade payables	$27.8	$37.0
Employee-related payables	13.7	13.7
Accrued liabilities	32.1	32.0
Restructuring, warranty and other provisions	7.4	7.5
Due to related parties (note 9)	0.5	0.8
Other payables	7.1	10.1

	$88.6	$101.1

9. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) are significant common shareholders of the Company. In addition, the Matthews Group holds stock options of the Company. Significant transactions with the Matthews Group include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three months ended July 31, 2013, Mitel recorded lease expense of $1.2 (three months ended July 31, 2012—$1.1).

Other

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. For the three months ended July 31, 2013, sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.1 and nil, respectively, (three months ended July 31, 2012— nil and $0.3, respectively).

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.2 and $0.4, respectively, for the three months ended July 31, 2013 (three months ended July 31, 2012—$0.2 and $0.8, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

10. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan. At July 31, 2013, the pension liability was $56.5 (April 30, 2013—$90.5). At July 31, 2013, the pension valuation from April 30, 2013 was updated for actual investment performance and certain changes in assumptions. The decrease in the liability was primarily due to a decrease in accrued benefits due to an increase in the discount rate from 4.10% at April 30, 2013 to 4.60% at July 31, 2013. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

The Company’s net periodic benefit cost was as follows:

	Three months ended
	July 31, 2013	July 31, 2012
Defined Contribution
Current service cost	$0.9	$1.0
Defined Benefit
Current service cost	—	0.4
Interest cost	2.4	2.5
Expected return on plan assets	(2.0)	(1.9)
Recognized actuarial loss	0.4	0.7

Total periodic benefit cost, net	$1.7	$2.7

11. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Intellectual property indemnification obligations

The Company enters into agreements on a regular basis with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of these intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the consolidated financial statements with respect to these guarantees.

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

12. SHARE CAPITAL

Share Capital

At July 31, 2013 and April 30, 2013, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Three months ended
	July 31, 2013			July 31, 2012
	Number of Options		Weighted Average Exercise Price per Option	Number of Options		Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	6.4		$5.15	6.4		$5.34
Granted	1.0		$3.80	0.5		$4.22
Exercised	(0.1)		$3.87	(0.1)		$3.76
Forfeited	—	(1)	$4.31	—	(1)	$6.37
Expired	—	(1)	$5.08	—	(1)	$8.59

Balance, end of period	7.3		$4.91	6.8		$5.25

Number of options exercisable	4.0		$5.25	3.0		$5.31

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	July 31, 2013	July 31, 2012
Number of options granted	1.0	0.5
Risk-free interest rate	1.3%	0.7%
Dividends	0.0%	0.0%
Expected volatility	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%
Expected life of the options	4.6 years	4.6 years
Fair value per option	$1.75	$1.91

The number of options (and all other security-based compensation) available for grant under the Company’s 2006 Equity Incentive Plan at July 31, 2013 was 2.6 million (April 30, 2013—3.6 million).

13. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	July 31, 2013	April 30, 2013
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At July 31, 2013, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2013—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

14. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three months ended
	July 31, 2013	July 31, 2012
Weighted average common shares outstanding during the period, basic	53.7	53.6
Dilutive effect of options	—	—
Dilutive effect of warrants	—	—

Weighted average common shares outstanding during the period, diluted	53.7	53.6

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three Months Ended
(Average number outstanding, in millions)	July 31, 2013	July 31, 2012
Stock options	5.7	3.0
Warrants	—	3.2

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

	Three Months Ended
(Average number outstanding, in millions)	July 31, 2013	July 31, 2012
Stock options	1.1	3.1
Warrants	2.5	2.5

Additionally, for the three months ended July 31, 2013, 0.5 million options (three months ended July 31, 2012–0.5 million), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

15. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $5.3 were recorded in the first quarter of fiscal 2014. The charges consisted of $4.2 of restructuring-related actions, primarily headcount reductions and additional lease termination obligations in North America as the Company reduces its cost structure, as well as $1.1 of merger, acquisition and integration activity, including costs relating to the June 2013 acquisition of prairieFyre, as disclosed in note 3.

A description of the provision and the related activities for the prior three fiscal years is included in note 19 to the audited annual consolidated financial statements. At July 31, 2013 the current portion of the provision of $6.6 (April 30, 2013–$6.7) is included in accounts payable and accrued liabilities while the long-term portion is included in other non-current liabilities on the consolidated balance sheets. Substantially all special charges and restructuring costs relate to the Mitel Communications Solutions segment, as described in note 16.

The following tables summarize the change in provision during the first three months of fiscal 2014:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2013	$2.3	$6.2	$8.5
Charges	2.4	1.8	4.2
Cash payments	(2.6)	(1.1)	(3.7)

Balance of provision as of July 31, 2013	$2.1	$6.9	$9.0

The following tables summarize the change in provision during the first three months of fiscal 2013:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2012	$1.5	$9.2	$10.7
Charges	1.1	0.9	2.0
Cash payments	(1.4)	(2.2)	(3.6)

Balance of provision as of July 31, 2012	$1.2	$7.9	$9.1

16. SEGMENT INFORMATION

The Company’s segmented disclosure is based on the following three business units:

•

Mitel Communications Solutions (“MCS”), which delivers unified communications and collaboration solutions to customers around the globe including IP telephony platforms, desktop devices and software applications;

•	Mitel NetSolutions (“NetSolutions”), which delivers network and cloud-based services, mobile services and broadband connectivity to the U.S. market; and

•	Other, which sells products and related services that complement the Company’s core unified communications offering.

The following table presents the results of operations for the Company’s three segments:

	Three months ended July 31, 2013				Three months ended July 31, 2012
	MCS	NetSolutions	Other	Total	MCS	NetSolutions	Other	Total
Revenues	$117.9	$21.7	$2.0	$141.6	$114.5	$20.7	$3.3	$138.5

Segment income	28.0	4.5	0.2	32.7	21.0	4.6	0.5	26.1

Corporate and unallocated:
SG&A				(22.5)				(23.2)
Special charges and restructuring costs				(5.3)				(2.0)
Litigation settlement obligation				—				(0.7)

Operating income				$4.9				$0.2

Geographic information

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended
	July 31, 2013	July 31, 2012
United States	$90.5	$88.3
United Kingdom	25.5	26.3
Canada	8.5	8.1
Other foreign countries	17.1	15.8

	$141.6	$138.5

17. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended
	July 31, 2013	July 31, 2012
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$13.6	$17.5
Inventories	2.1	(1.2)
Other current assets(1)	1.6	(0.2)
Other non-current assets	(0.7)	(0.8)
Accounts payable and accrued liabilities	(9.7)	(11.2)
Deferred revenue	—	(1.1)
Other non-current liabilities	0.4	(0.8)
Change in pension liability	(0.4)	0.6

	$6.9	$2.8

Other items:
Interest payments	$5.8	$5.9
Income tax payments	$0.8	$4.3
Property and equipment additions financed through capital lease	$1.5	$1.9

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.

Cash and cash equivalents at July 31, 2013 consisted of cash of $55.3 (April 30, 2013—$60.0) and cash equivalents of nil (April 30, 2013—$9.0).

18. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company utilizes forward contracts to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company does not use derivative contracts for speculative purposes. At July 31, 2013 and April 30, 2013, all of the Company’s outstanding forward contracts had a term of one month or less.

At July 31, 2013, the Company held forward contracts to sell Australian dollars, Canadian dollars and Euros at a fixed rate on a total notional amount of $19.8 U.S. dollars. As well, the Company held forward contracts to buy British pounds sterling at a fixed rate on a notional amount of $9.0 U.S. dollars. At July 31, 2013, the Company recorded a net unrealized loss on fair value adjustments on the outstanding forward contracts of $0.2.

At April 30, 2013, the Company held forward contracts to sell Australian dollars, British pounds sterling and Euros at a fixed rate on a notional amount of $14.7 U.S. dollars. At April 30, 2013, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts of less than $0.1.

19. FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at July 31, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Restricted cash	0.3	—	—	0.3
Forward contracts	—	0.2	—	0.2
Investment(1)	—	—	1.0	1.0

	$0.3	$0.2	$1.0	$1.5

Liabilities
Forward contracts	$—	$0.4	$—	$0.4

(1)	There was no change in the investment (classified as a Level 3 financial asset) for the three months ended July 31, 2013.

	Fair Value Measurement at April 30, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$9.0	$—	$9.0
Restricted cash	0.4	—	—	0.4
Forward contracts	—	0.1	—	0.1
Investment	—	—	1.0	1.0

	$0.4	$9.1	$1.0	$10.5

Liabilities
Forward contracts	$—	$0.1	$—	$0.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (“Report”) and our annual audited financial statements included in our Form 10-K for the fiscal year ended April 30, 2013 (“Annual Report”). All amounts are expressed in U.S. dollars unless otherwise noted.

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; our R&D expenditures; our ability to successfully implement our restructuring plans; our ability to successfully integrate acquisitions; our ability to successfully implement and achieve our business strategies; intense competition; our reliance on channel partners for a significant component of our sales; and our dependence upon a small number of outside contract manufacturers to manufacture our products. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations, assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed elsewhere in this Report and in our Annual Report.

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

MCS

MCS provides a wide range of unified communication and collaboration (“UCC”) solutions to organizations of all types and sizes worldwide. While generally focused on the small-to-medium sized enterprise market, we also have a strong and growing presence in the large enterprise market with a portfolio of products which supports up to 65,000 users. Our IP-based communications solutions consist of a combination of cloud- and premises-based IP telephony platforms, which we deliver as software, appliances and desktop devices, and a suite of UCC applications that integrate voice, video and data communications with business applications. We refer to these IP telephony platforms and UCC applications as integrated communications solutions. We believe that our solutions, which may include associated managed and network services, enable our customers to realize significant cost benefits and to conduct their business more effectively.

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

NetSolutions

NetSolutions is a U.S.-based communications service provider focused on delivering leading telecommunications solutions to businesses with the following services:

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

As a highly integrated original equipment manufacturer (“OEM”), substantially all of prairieFyre’s revenue was derived from Mitel and our channel partners. As a result, upon acquisition, substantially all of prairieFyre’s revenues are eliminated against Mitel’s cost of sales, resulting in an increase in our consolidated gross margin and gross margin percentage. prairieFyre’s operations have been included in the consolidated results of operations since the date of acquisition.

Operating Results

Total revenue for the three months ended July 31, 2013 was $141.6 million compared to $138.5 million for the three months ended July 31, 2012. The revenue increase was due to higher sales in both our MCS and NetSolutions segments. Our operating income for the three months ended July 31, 2013 was $4.9 million compared to $0.2 million for the three months ended July 31, 2012. The increase in operating income was driven by higher revenues and gross margin as lower operating costs in selling, general and administration and research and development were offset by higher special charges and restructuring costs.

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the three months ended July 31, 2013 and July 31, 2012:

	Three months ended July 31,				Change
	2013		2012
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$141.6		$138.5		$3.1	2.2
Cost of revenues	61.4	43.4%	63.2	45.6%	(1.8)	(2.8)

Gross margin	80.2	56.6%	75.3	54.4%	4.9	6.5

Expenses:
Selling, general and administrative	56.2	39.7%	57.9	41.8%	(1.7)	(2.9)
Research and development	13.8	9.7%	14.5	10.5%	(0.7)	(4.8)
Special charges and restructuring costs	5.3	3.7%	2.0	1.4%	3.3		+
Loss on litigation settlement	—	—	0.7	0.5%	(0.7)		+

	75.3	53.2%	75.1	54.2%	0.2	0.3

Operating income from continuing operations	4.9	3.5%	0.2	0.1%	4.7		+
Interest expense	(6.5)	(4.6)%	(4.7)	(3.4)%	(1.8)	38.3
Other expense, net	(0.8)	(0.6)%	—	—	(0.8)		+

Loss from continuing operations, before taxes	(2.4)	(1.7)%	(4.5)	(3.2)%	2.1		+
Income tax recovery (expense)	(1.4)	(1.0)%	2.6	1.9%	(4.0)		+

Net loss from continuing operations	(3.8)	(2.7)%	(1.9)	(1.4)%	(1.9)		+
Net loss from discontinued operations	—	—	(0.2)	(0.1)%	0.2		+

Net loss	$(3.8)	(2.7)%	$(2.1)	(1.5)%	$(1.7)		+

Adjusted EBITDA from continuing operations, a non-GAAP measure	$20.6	14.5%	$12.8	9.2%	$7.8	60.9
Adjusted EBITDA from discontinued operations, a non-GAAP measure	—	—	(0.4)	(0.3)%	0.4		+

Adjusted EBITDA, a non-GAAP measure	$20.6	14.5%	$12.4	9.0%	$8.2	66.1

+ The comparison is not meaningful.

Net loss per common share—Basic
Net loss per common share from continuing operations	$(0.07)		$(0.04)
Net loss per common share from discontinued operations	$—		$—
Net loss per common share	$(0.07)		$(0.04)

Net loss per common share—Diluted
Net loss per common share from continuing operations	$(0.07)		$(0.04)
Net loss per common share from discontinued operations	$—		$—
Net loss per common share	$(0.07)		$(0.04)

Weighted-average number of common shares outstanding
Basic	53.7		53.6
Diluted	53.7		53.6

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the three months ended July 31, 2013 and July 31, 2012:

	Three months ended July 31
	2013	2012
	(in millions)
Net loss	$(3.8)	$(2.1)
Net loss from discontinued operations	—	0.2

Net loss from continuing operations	(3.8)	(1.9)
Adjustments:
Interest expense	6.5	4.7
Income tax expense (recovery)	1.4	(2.6)
Amortization and depreciation	9.1	8.6
Foreign exchange loss	0.6	0.2
Special charges and restructuring costs	5.3	2.0
Stock-based compensation	1.1	1.1
Loss on litigation settlement	—	0.7
Other	0.4	—

Adjusted EBITDA from continuing operations	20.6	12.8
Adjusted EBITDA from discontinued operations(1)	—	(0.4)

Adjusted EBITDA	$20.6	$12.4

(1)	The reconciliation from net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the three months ended July 31, 2012 consists of an income tax recovery of $0.2.

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

Results of Operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended July 31,				Change
	2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$117.9	83.3%	$114.5	82.7%	$3.4	3.0
NetSolutions	21.7	15.3%	20.7	14.9%	1.0	4.8
Other	2.0	1.4%	3.3	2.4%	(1.3)	(39.4)

	$141.6	100.0%	$138.5	100.0%	$3.1	2.2

MCS revenues increased by $3.4 million, or 3.0%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due to higher volumes across most geographies, partially offset by unfavorable changes in foreign exchange rates. The U.S. dollar was stronger against most currencies in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. In particular, the U.S. dollar was stronger against the British pound sterling by an average of 2.9%. The weaker foreign currencies resulted in foreign sales being translated at a lower rate, which caused a $1.0 million decrease in revenues in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

NetSolutions revenues increased by $1.0 million, or 4.8%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The increased revenues were driven primarily by sales of Mitel AnyWare.

Other revenues decreased by $1.3 million, or 39.4%, in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The decrease was primarily due to the timing of projects requiring non-core products.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended July 31,				Change
	2013		2012
	Gross Margin $	Gross Margin %	Gross Margin $	Gross Margin %	Amount	%
	(in millions, except percentages)
Gross Margin	$80.2	56.6%	$75.3	54.4%	$4.9	6.5

Overall gross margin percentage in the first quarter of fiscal 2014 increased by an absolute 2.2% to 56.6% compared to 54.4% for the first quarter of fiscal 2013 primarily from a stronger gross margin percentage in the MCS segment as a result of the prairieFyre acquisition in June 2013, as discussed in “Significant Events and Recent Developments” under the “Overview” section above.

NetSolutions gross margin percentage remained consistent in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased to 39.7% of revenues in the first quarter of fiscal 2014 from 41.8% in the first quarter of fiscal 2013, a decrease of $1.7 million in absolute dollars. Our SG&A expenses for the first quarter of fiscal 2014 included certain non-cash charges, most significantly $6.0 million (first quarter of fiscal 2013—$5.6 million) for the amortization of intangible assets related to the fiscal 2007 acquisition of Inter-Tel and the acquisition of prairieFyre in the first quarter of fiscal 2014. In addition, SG&A expenses included $1.1 million (first quarter of fiscal 2013—$1.1 million) of non-cash compensation expenses associated with employee stock options. The decrease in SG&A expenses was largely driven by cost savings as a result of the restructurings completed in the second quarter of fiscal 2013, partially offset by our acquisition of prairieFyre as discussed in “Significant Events and Recent Developments” under the “Overview” section above.

Research and Development (“R&D”)

R&D expenses in the first quarter of fiscal 2014 decreased to 9.7% of revenues compared to 10.5% of revenues for the first quarter of fiscal 2013, a decrease of $0.7 million in absolute dollars. The decrease was largely driven by cost savings as a result of the restructurings completed in the second quarter of fiscal 2013, partially offset by our acquisition of prairieFyre as discussed in “Significant Events and Recent Developments” under the “Overview” section above.

We have historically invested heavily in R&D, consistent with an aggressive R&D investment strategy, which we believe has positioned us well with a broad range of feature-rich, scalable, standards-based and interoperable IP-based communication solutions. Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $5.3 million in the first quarter of fiscal 2014. The charges consisted of $4.2 million of restructuring-related actions, primarily headcount reductions and additional lease termination obligations in North America as we reduced our cost structure, as well as $1.1 million of merger, acquisition and integration activity, including costs relating to the June 2013 acquisition of prairieFyre.

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

Operating Income from Continuing Operations

We reported operating income from continuing operations of $4.9 million in the first quarter of fiscal 2014 compared to $0.2 million in the first quarter of fiscal 2013. The increase in operating income was driven by higher revenues and gross margin as lower operating costs in selling, general and administration and research and development were offset by higher special charges and restructuring costs.

Non-Operating Expenses

Interest Expense

Interest expense was $6.5 million in the first quarter of fiscal 2014 compared to $4.7 million in the first quarter of fiscal 2013. The increase in interest expense was primarily due to the refinancing of our credit facilities in the fourth quarter of fiscal 2013.

Other Expense

Other expense was $0.8 million in the first quarter of fiscal 2014 compared to nil in the first quarter of fiscal 2013. The other expense in the first quarter of fiscal 2014 included $0.4 million of expense related to the prairieFyre acquisition. As a highly integrated original equipment manufacturer (“OEM”), substantially all of prairieFyre’s product and service revenue was derived through Mitel. As a result, at the time of acquisition, a contract existed between Mitel and prairieFyre for prairieFyre to service Mitel’s channel partners and direct customers on behalf of Mitel. As is customary under purchase price allocations, the fair value for prairieFyre’s deferred revenue related to its service business was determined to be below book value. As such, we recorded a non-cash expense of $0.4 million at the time of the acquisition to reflect the fair value of the pre-existing contract.

Provision for Income Taxes

For the first quarter of fiscal 2014, we recorded a net income tax expense of $1.4 million compared to a recovery of $2.6 million for the first quarter of fiscal 2013. The net income tax expense of $1.4 million for the first quarter of fiscal 2014 was primarily due to a negative expected effective tax rate for fiscal 2014. The net income tax recovery of $2.6 million for the first quarter of fiscal 2013 was primarily driven by an increase in the tax rate in Ontario, Canada, which resulted in an increase in the value of our deferred tax assets.

Net Loss from Continuing Operations

Our net loss from continuing operations for the first quarter of fiscal 2014 was $3.8 million compared to a net loss from continuing operations of $1.9 million in the first quarter of fiscal 2013. The higher net loss from continuing operations was primarily due to the higher tax expense and interest expense in the first quarter of fiscal 2014, which more than offset the higher operating income, as described above.

Net Loss from Discontinued Operations

Net loss from discontinued operations consists of the operations of DataNet, which was sold in the fourth quarter of fiscal 2013. Further information on the sale of DataNet can be found under Item 7 of our Annual Report.

Net Loss

Our net loss for the first quarter of fiscal 2014 was $3.8 million compared to a net loss of $2.1 million in the first quarter of fiscal 2013. The higher net loss was due to the higher net loss from continuing operations, as described above.

Other Comprehensive Income

Other comprehensive income for the first quarter of fiscal 2014 includes a gain of $33.5 million related to pension liability adjustments. At July 31, 2013, the pension valuation from April 30, 2013 was updated for actual investment performance and certain changes in assumptions. The decrease in pension liability and corresponding increase in other comprehensive income was primarily due to a decrease in accrued benefits from an increase in the discount rate from 4.10% at April 30, 2013 to 4.60% at July 31, 2013. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Other comprehensive income for the first quarter of fiscal 2013 includes a gain of $0.7 million related to pension liability adjustments. This gain was driven primarily by the amortization into net income of previously unrecognized losses on the Company’s U.K. subsidiary’s defined benefit pension plan.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $20.6 million in the first quarter of fiscal 2014 compared to $12.4 million in the first quarter of fiscal 2013, an increase of $8.2 million. This increase was driven primarily by higher gross margin and lower SG&A and R&D expenses.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months ended July 31, 2013 and July 31, 2012.

	Three months ended July 31,
	2013	2012	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$13.2	$3.4	$9.8
Investing activities	(24.2)	(3.5)	(20.7)
Financing activities	(2.0)	(0.3)	(1.7)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.8)	0.1

Decrease in cash and cash equivalents	$(13.7)	$(1.2)	$(12.5)

Cash Provided by Operating Activities

Cash generated from operating activities in the first quarter of fiscal 2014 was $13.2 million compared to $3.4 million in the first quarter of fiscal 2013. The increase was due to higher operating income, as described above, as well as a higher favorable change in non-cash operating assets and liabilities.

Cash Used in Investing Activities

Net cash used for investing activities was $24.2 million in the first quarter of fiscal 2014 compared to $3.5 million in the first quarter of fiscal 2013. The cash used in investing activities for the first quarter of fiscal 2014 includes $23.1 million for the June 2013 acquisition of prairieFyre consisting of the amount paid of $27.3 million, net of cash and cash equivalents acquired of $4.2 million. The net cash cost for the acquisition was $20.0 million, consisting of the amount paid of $27.3 million, net of cash and cash equivalents acquired of $4.2 million and net of acquired accounts receivable due from Mitel of $3.1 million.

The cash used in investing for the first quarter of fiscal 2013 consisted of additions to property, plant and equipment, primarily related to investments in facilities and information technology infrastructure.

Cash Used in Financing Activities

Net cash used in financing activities in the first quarter of fiscal 2014 was $2.0 million compared to cash used in financing activities of $0.3 million during the first quarter of fiscal 2013. The use of cash in the first quarter of fiscal 2014 consisted primarily of $1.0 million for scheduled principal repayments of our first lien term loan as well as $1.1 million for repayment of capital lease liabilities. The use of cash in the first quarter of fiscal 2013 consisted primarily of repayments of capital lease liabilities.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $0.7 million during the first quarter of fiscal 2014 (first quarter of fiscal 2013—$0.8 million decrease).

Liquidity and Capital Resources

As of July 31, 2013, our liquidity consisted primarily of cash and cash equivalents of $55.3 million and an undrawn $40.0 million revolving facility. At July 31, 2013, we had $279.0 million outstanding under our secured credit facilities (April 30, 2013—$280.0 million), consisting of a first lien term loan due 2019 and second lien term loan due 2020.

The Company is subject to annual repayments of excess cash flow under the terms of the first lien credit agreement, with the first annual repayment due 100 days after the end of fiscal 2014. In addition, the proceeds from the issuance of equity or debt (including proceeds received from the exercise of options), and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the first lien credit agreement and, once the first lien term loan is repaid, under the second lien credit agreement.

Our first and second lien credit agreements, as amended, include various covenants, including a maximum ratio of Consolidated Total Debt to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”), as described in note 12 to our annual audited consolidated financial statements. The following table presents our maximum Leverage Ratio and our actual Leverage Ratio from the date of the refinancing.

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
April 30, 2013	4.0	3.0
July 31, 2013	4.0	2.8

At July 31, 2013 and April 30, 2013, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

We have a defined benefit pension plan in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. At July 31, 2013, the plan had an unfunded pension liability of $56.5 million (April 30, 2013—$90.5 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the 2014 calendar year was determined to be $4.8 million (£3.2 million), and will increase at an annual rate of 3% for the calendar years 2015 and 2016. In the three months ended July 31, 2013, we contributed $1.2 million to fund the pension deficit (three months ended July 31, 2012—$1.0 million).

We believe that we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of equity or debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements. We believe that our sources of liquidity beyond the next 12 months will be from our then-current cash balances and our undrawn revolving credit facility.

Contractual Obligations

The following table sets forth our contractual obligations as of July 31, 2013:

	Payments Due by Fiscal Year
Contractual Obligations	Last nine months of 2014	2015	2016	2017	2018	2019 and beyond	Total
	(in millions)
Long-term debt obligations (1)	$19.5	$24.7	$24.6	$24.4	$24.3	$301.0	$418.5
Capital lease obligations (2)	3.5	3.9	3.1	1.5	0.1	—	12.1
Operating lease obligations (3)	14.0	15.3	14.0	9.0	8.2	20.2	80.7
Defined benefit pension plan contributions (4)	3.6	5.0	5.1	3.5	—	—	17.2
Other (5)	3.2	4.1	2.0	—	—	—	9.3

Total	$43.8	$53.0	$48.8	$38.4	$32.6	$321.2	$537.8

(1)	Represents the principal and interest payments on our first and second lien term loans. Interest on our first and second lien term loans is based on LIBOR plus 5.75%, and LIBOR plus 9.75%, respectively, with LIBOR subject to a 1.25% floor. For the purposes of estimating the variable interest, the greater of the average 3-month LIBOR from the last three years (0.4%) and the LIBOR floor (1.25%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows, which begins in fiscal 2015, as an estimate is not practicable.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these obligations range from 5.5% to 9.0%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the estimated contribution to our defined benefit pension plan in the United Kingdom over the next 12 months. The amount of annual employer contributions required to fund the deficit is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for calendar year 2014 was determined to be $4.8 million (£3.2 million), with increases at an annual rate of 3% for calendar years 2015 and 2016. Future funding requirements after calendar year 2016 are highly dependent on the unfunded pension liability and the time period over which the deficit is amortized. As a result, liabilities arising from the remaining unfunded deficit in our defined benefit pension plan are not included in the above table. As of July 31, 2013, our unfunded pension liability was $56.5 million.
(5)	Represents payments under an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $9.8 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At July 31, 2013, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that are not included in our balance sheet, were $100.2 million (April 30, 2013—$107.4 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in Note 2 to our audited annual consolidated financial statements included in our Annual Report. Our critical accounting policies have not changed from those disclosed in our Annual Report, however the following critical accounting policies have been updated to reflect results to July 31, 2013:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.9% of the ending aggregate lease portfolio as of July 31, 2013 compared to 4.4% at April 30, 2013. The reserve is based on a review of our past write-off experience and a review of the accounts receivable aging as of July 31, 2013. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable, the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of July 31, 2013 and April 30, 2013, the provision represented 5.6% and 4.9% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first quarter of fiscal 2014 are included in note 12 to the unaudited interim consolidated financial statements.

For the three months ended July 31, 2013, stock-based compensation expense was $1.1 million (three months ended July 31, 2012—$1.1 million). As of July 31, 2013, there was $6.3 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2013—$5.8 million). We expect this cost to be recognized over a weighted average period of 2.2 years (April 30, 2013—1.9 years).

Recent Accounting Pronouncements

Classification of unrecognized tax benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss carryforward or a tax credit carryforward exists. The ASU provides amendments to the Income Taxes subtopic of the FASB Accounting Standards Codification (“ASC”), such that generally, unrecognized tax benefits should be presented as a reduction of deferred tax assets created by net operating losses or tax credit carryforwards in the same jurisdiction. We expect to adopt this ASU prospectively in the first quarter of fiscal 2015 by presenting certain unrecognized tax benefits as a reduction of deferred tax assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended July 31, 2013, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of July 31, 2013, management has excluded the operations of prairieFyre, a company acquired in a business combination during the first quarter of fiscal 2014. The Company is currently assessing the control environments of this acquisition. The amount of revenue and net income recorded for prairieFyre for the three month period ended July 31, 2013 was $2.7 million and $0.7 million, respectively. However, substantially all of prairieFyre’s revenue is eliminated upon consolidation.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the fiscal year ended April 30, 2013, none of which have materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 29, 2013.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 (a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at July 31, 2013 and April 30, 2013; (ii) Consolidated Statements of Operations for the three months ended July 31, 2013 and July 31, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended July 31, 2013 and July 31, 2012; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended July 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended July 31, 2013 and July 31, 2012; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.