Form 10-Q
period 2013-10-31
MITEL NETWORKS CORP
filed 2013-12-05
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

As of December 3, 2013, there were 53,947,354 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	October 31, 2013	April 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$70.5	$69.0
Accounts receivable (net of allowance for doubtful accounts of $5.5 and $6.4, respectively)	116.7	123.0
Sales-type lease receivables (net) (note 4)	14.3	15.4
Inventories (net) (note 5)	24.3	27.9
Deferred tax asset	15.5	17.2
Other current assets (note 6)	30.8	32.4

	272.1	284.9
Non-current portion of sales-type lease receivables (net) (note 4)	14.4	18.7
Deferred tax asset	119.9	119.7
Property and equipment (net)	29.2	30.1
Identifiable intangible assets (net) (note 7)	54.9	55.9
Goodwill	147.3	132.6
Other non-current assets	16.1	14.5

	$653.9	$656.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$91.3	$101.1
Current portion of deferred revenue	38.6	32.4
Current portion of long-term debt (note 10)	21.3	6.5

	151.2	140.0
Long-term debt	267.6	281.6
Lease recourse liability (note 4)	3.7	3.8
Long-term portion of deferred revenue	16.1	14.8
Deferred tax liability	17.0	23.4
Pension liability (note 11)	71.2	90.5
Other non-current liabilities	19.1	18.3

	545.9	572.4

Commitments, guarantees and contingencies (note 12)
Shareholders’ equity:
Common shares, without par value—issued and outstanding: 53.9 and 53.7, respectively (note 13)	811.5	810.4
Preferred shares—issued and outstanding: nil	—	—
Warrants (note 14)	39.1	39.1
Additional paid-in capital	35.7	33.8
Accumulated deficit	(684.2)	(685.8)
Accumulated other comprehensive loss	(94.1)	(113.5)

	108.0	84.0

	$653.9	$656.4

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Revenues	$144.9	$145.5	$286.5	$284.0
Cost of revenues	60.5	63.7	121.9	126.9

Gross margin	84.4	81.8	164.6	157.1

Expenses:
Selling, general and administrative	55.9	54.4	112.1	112.3
Research and development	14.8	13.9	28.6	28.4
Special charges and restructuring costs (note 16)	4.9	9.3	10.2	11.3
Loss on litigation settlement	—	0.4	—	1.1

	75.6	78.0	150.9	153.1

Operating income from continuing operations	8.8	3.8	13.7	4.0
Interest expense	(6.5)	(4.6)	(13.0)	(9.3)
Other income (expense)	0.5	0.6	(0.3)	0.6

Income (loss) from continuing operations, before income taxes	2.8	(0.2)	0.4	(4.7)
Current income tax recovery (expense)	(2.6)	(3.7)	(4.7)	(6.2)
Deferred income tax recovery (expense)	5.2	2.3	5.9	7.4

Net income (loss) from continuing operations	5.4	(1.6)	1.6	(3.5)
Net loss from discontinued operations	—	(0.3)	—	(0.5)

Net income (loss)	$5.4	$(1.9)	$1.6	$(4.0)

Net income (loss) per common share – Basic
Net income (loss) per share from continuing operations	$0.10	$(0.03)	$0.03	$(0.06)
Net loss per share from discontinued operations	$—	$(0.01)	$—	$(0.01)
Net income (loss) per share	$0.10	$(0.04)	$0.03	$(0.07)
Net income (loss) per common share – Diluted
Net income (loss) per share from continuing operations	$0.10	$(0.03)	$0.03	$(0.06)
Net loss per share from discontinued operations	$—	$(0.01)	$—	$(0.01)
Net income (loss) per share	$0.10	$(0.04)	$0.03	$(0.07)
Weighted-average number of common shares outstanding (note 15)
Basic	53.8	53.7	53.8	53.6
Diluted	56.8	53.7	56.4	53.6

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Net income (loss)	$5.4	$(1.9)	$1.6	$(4.0)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1.5)	(1.4)	(2.1)	(0.1)
Pension liability adjustments	(12.0)	5.6	21.5	6.3

	(13.5)	4.2	19.4	6.2

Comprehensive income (loss)	$(8.1)	$2.3	$21.0	$2.2

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number		Amount
Balance at April 30, 2012	53.6		$809.4	$55.6	$13.7	$(692.0)	$(96.9)	$89.8

Comprehensive loss	—		—	—	—	(2.1)	2.0	(0.1)
Exercise of stock options	0.1		0.8	—	(0.6)	—	—	0.2
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at July 31, 2012	53.7		$810.2	$55.6	$14.2	$(694.1)	$(94.9)	$91.0

Comprehensive income	—		—	—	—	(1.9)	4.2	2.3
Stock-based compensation	—		—	—	1.1	—	—	1.1
Expiration of warrants	—		—	(16.5)	16.5	—	—	—

Balance at October 31, 2012	53.7		$810.2	$39.1	$31.8	$(696.0)	$(90.7)	$94.4

Comprehensive loss	—		—	—	—	2.1	(18.7)	(16.6)
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at January 31, 2013	53.7		$810.2	$39.1	$32.9	$(693.9)	$(109.4)	$78.9

Comprehensive income	—		—	—	—	8.1	(4.1)	4.0
Exercise of stock options	—	(1)	0.2	—	—	—	—	0.2
Stock-based compensation	—		—	—	0.9	—	—	0.9

Balance at April 30, 2013	53.7		$810.4	$39.1	$33.8	$(685.8)	$(113.5)	$84.0

Comprehensive income	—		—	—	—	(3.8)	32.9	29.1
Exercise of stock options	0.1		0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at July 31, 2013	53.8		$810.5	$39.1	$34.9	$(689.6)	$(80.6)	$114.3

Comprehensive loss	—		—	—	—	5.4	(13.5)	(8.1)
Exercise of stock options	0.1		1.0	—	(0.4)	—	—	0.6
Stock-based compensation	—		—	—	1.2	—	—	1.2

Balance at October 31, 2013	53.9		$811.5	$39.1	$35.7	$(684.2)	$(94.1)	$108.0

(1)	Issue of shares was less than 0.1 for the period.

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$5.4	$(1.9)	$1.6	$(4.0)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization and depreciation	9.8	9.0	18.9	17.6
Stock-based compensation	1.2	1.1	2.3	2.2
Deferred income taxes	(5.2)	(2.3)	(5.9)	(7.4)
Non-cash charge relating to acquisitions (note 3)	—	—	0.4	—
Non-cash movements in provisions	(2.6)	(0.8)	(2.4)	(2.7)
Change in non-cash operating assets and liabilities (note 18)	7.4	11.6	14.3	14.4

Net cash from operating activities	16.0	16.7	29.2	20.1

Investing activities:
Additions to property, equipment and intangible assets	(1.3)	(4.7)	(2.5)	(8.2)
Acquisitions, net of cash acquired (note 3)	—	—	(23.1)	—
Decrease in restricted cash	—	0.3	0.1	0.3

Net cash used in investing activities	(1.3)	(4.4)	(25.5)	(7.9)

Financing activities:
Repayment of capital lease liabilities	(1.1)	(0.8)	(2.2)	(1.3)
Repayment of long-term debt	(0.5)	(2.2)	(1.5)	(2.2)
Proceeds from issuance of shares from option exercises	0.6	—	0.7	0.2

Net cash used in financing activities	(1.0)	(3.0)	(3.0)	(3.3)

Effect of exchange rate changes on cash and cash equivalents	1.5	0.6	0.8	(0.2)

Net increase (decrease) in cash and cash equivalents	15.2	9.9	1.5	8.7
Cash and cash equivalents, beginning of period	55.3	77.5	69.0	78.7

Cash and cash equivalents, end of period	$70.5	$87.4	$70.5	$87.4

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended October 31, 2013 and October 31, 2012

(in U.S. dollars, millions except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at October 31, 2013 and the results of operations and cash flows of the Company for each of the three- and six-month periods ended October 31, 2013 and October 31, 2012 in accordance with GAAP applied on a consistent basis.

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

3. ACQUISITION

On June 17, 2013, the Company completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. The acquisition provides Mitel with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. The net cash cost to Mitel for the acquisition was $20.0 for a 100% equity ownership interest in prairieFyre. The net cash cost consisted of cash paid of $27.3, including a working capital adjustment, less cash and cash equivalents acquired of $4.2 and acquired accounts receivable due from Mitel of $3.1.

As a highly integrated original equipment manufacturer (“OEM”), substantially all of prairieFyre’s product and service revenues were derived through Mitel. As a result, at the time of acquisition, a contract existed between Mitel and prairieFyre for prairieFyre to service Mitel’s channel partners and direct customers on behalf of Mitel. In connection with the purchase price allocation, the fair value for prairieFyre’s deferred revenue related to its service business was determined to be below book value. As such, Mitel recorded a non-cash expense of $0.4 at the time of the acquisition to reflect the fair value of the pre-existing contract. The charge was recorded in the first quarter of fiscal 2014 and was included in Other expense in the consolidated statement of operations.

The primary reason for the acquisition was to provide Mitel with a cornerstone development platform for contact centers. The Company expects to continue to grow the platform, leverage the research and development workforce acquired as well as realize synergies, primarily in general and administrative activities. These factors contributed to the recognition of goodwill for the acquisition.

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The purchase price and allocation of the purchase price is as follows:

June 17, 2013
Net assets:
Cash	$4.2
Accounts receivable, due from Mitel	3.1
Accounts receivable, other	0.4
Other current assets	1.3
Property and equipment	0.3
Intangible assets – customer relationships(1)(3)	0.3
Intangible assets – developed technology(2)(3)	11.0
Goodwill(3)	14.7
Accounts payable and accrued liabilities	(1.3)
Deferred revenue, current	(3.9)
Deferred revenue, non-current	(1.8)
Deferred tax liability	(1.0)

Net assets acquired	$27.3

Purchase price:
Amount paid	$27.3
Cash and cash equivalents acquired	(4.2)

Purchase price net of cash acquired	$23.1
Intercompany accounts receivable	(3.1)

Purchase price net of cash and intercompany receivable acquired	$20.0

(1)	Intangible assets – customer relationships consist of non-Mitel customer relationships and are being amortized over the expected useful life of the asset of 4 years.
(2)	Intangible assets – developed technology is being amortized over the expected useful life of the asset of 4 years.
(3)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.

prairieFyre’s operations are included in the Mitel Communications Solutions (“MCS”) segment since the date of the acquisition. The Company expects prairieFyre to be integrated into MCS and therefore does not expect that prairieFyre will be a separate reporting unit for goodwill impairment testing purposes.

prairieFyre’s results of operations are included in the income statement of the combined entity from the date of acquisition. However, as substantially all of prairieFyre’s product and service revenue was derived through Mitel, substantially all of prairieFyre’s revenue was eliminated on consolidation. The amount of revenue and net income recorded for prairieFyre for the three and six months ended October 31, 2013 was approximately $5.2 and $1.4, and $7.9 and $2.1, respectively.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the period:

	Three months ended		Six months ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Operations
Revenues	$144.9	$145.7	$286.6	$284.4
Net income (loss)	5.4	(1.9)	2.3	(4.0)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	Additional amortization of intangible assets that arose from the acquisition of approximately $2.8 per year

•	Tax provision based on an estimated local effective tax rate of approximately 10%

•	A nominal adjustment to revenue for the prairieFyre acquisition, as substantially all prairieFyre revenue is eliminated on consolidation

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

	October 31, 2013				April 30, 2013
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$5.5	$(0.7)		$4.8	$6.7	$(1.6)		$5.1
Current portion of investment in sales-type leases	14.8	(0.5)		14.3	16.0	(0.6)		15.4
Non-current portion of investment in sales-type leases	15.0	(0.6)		14.4	19.4	(0.7)		18.7

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	35.3	(1.8)		33.5	42.1	(2.9)		39.2
Sold rental payments remaining unbilled	96.1	(3.7	)(1)	92.4	111.2	(3.8	)(1)	107.4

Total of sales-type leases unsold and sold	$131.4	$(5.5)		$125.9	$153.3	$(6.7)		$146.6

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended October 31, 2013, the Company sold $5.4 of rental payments and recorded gains on sale of those rental payments of $0.9 (three months ended October 31, 2012—sold $9.5 and recorded gains of $1.4). For the six months ended October 31, 2013, the Company sold $13.2 of rental payments and recorded gains on sale of those rental payments of $2.1 (six months ended October 31, 2012—sold $17.9 and recorded gains of $2.7). Sold payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as at October 31, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$3.0	$1.6	$0.9	$2.5	$5.5
Investment in sold and unsold sales-type lease receivables	112.5	12.4	1.0	13.4	125.9

Total gross sales-type leases	115.5	14.0	1.9	15.9	131.4
Allowance	(2.6)	(1.4)	(1.5)	(2.9)	(5.5)

Total net sales-type leases	$112.9	$12.6	$0.4	$13.0	$125.9

Aging Analysis as at April 30, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in consolidated accounts receivable	$2.9	$1.7	$2.1	$3.8	$6.7
Investment in sold and unsold sales-type lease receivables	132.1	12.8	1.7	14.5	146.6

Total gross sales-type leases	135.0	14.5	3.8	18.3	153.3
Allowance	(3.4)	(1.6)	(1.7)	(3.3)	(6.7)

Total net sales-type leases	$131.6	$12.9	$2.1	$15.0	$146.6

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, April 30, 2012	$(9.4)
Write-offs	3.4
Recoveries	(0.1)
Provision	(0.6)

Allowance for credit losses on sales-type leases, April 30, 2013	$(6.7)

Write-offs	0.4
Provision	(0.7)

Allowance for credit losses on sales-type leases, July 31, 2013	$(7.0)

Write-offs	1.7
Recoveries	(0.1)
Provision	(0.1)

Allowance for credit losses on sales-type leases, October 31, 2013	$(5.5)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	October 31, 2013	April 30, 2013
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$5.4	$7.2
Allowance against sales-type leases individually evaluated for impairment	(2.6)	(3.0)

Sales-type leases individually evaluated for impairment, net	$2.8	$4.2

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$126.0	$146.1
Allowance against sales-type leases collectively evaluated for impairment	(2.9)	(3.7)

Sales-type leases collectively evaluated for impairment, net	$123.1	$142.4

5. INVENTORIES

	October 31, 2013	April 30, 2013
Raw materials and work in process	$2.5	$2.5
Finished goods	25.1	29.9
Less: provision for obsolete inventory	(3.3)	(4.5)

	$24.3	$27.9

6. OTHER CURRENT ASSETS

	October 31, 2013	April 30, 2013
Prepaid expenses and deferred charges	$14.7	$12.6
Unbilled receivables	3.9	3.5
Due from related parties (note 9)	1.2	1.0
Other receivables	7.8	11.5
Service inventory	2.9	3.4
Restricted cash	0.3	0.4

	$30.8	$32.4

7. IDENTIFIABLE INTANGIBLE ASSETS (net)

	October 31, 2013			April 30, 2013
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$19.7	$(14.8)	$4.9	$18.6	$(13.7)	$4.9
Customer relationships	100.2	(77.8)	22.4	99.9	(71.5)	28.4
Developed technology	89.8	(62.2)	27.6	78.8	(56.2)	22.6

	$209.7	$(154.8)	$54.9	$197.3	$(141.4)	$55.9

The increase in customer relationships and developed technology relates to the fiscal 2014 acquisition, as described in note 3.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	October 31, 2013	April 30, 2013
Trade payables	$31.0	$37.0
Employee-related payables	13.9	13.7
Accrued liabilities	31.5	32.0
Restructuring, warranty and other provisions	7.6	7.5
Due to related parties (note 9)	0.5	0.8
Other payables	6.8	10.1

	$91.3	$101.1

9. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) are significant common shareholders of the Company. In addition, the Matthews Group holds stock options of the Company. Significant transactions with the Matthews Group include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and six months ended October 31, 2013, Mitel recorded lease expense of $1.4 and $2.6, respectively (three and six months ended October 31, 2012—$1.2 and $2.3, respectively).

In November 2013, the Company amended the lease for the Ottawa-based headquarter facilities. The amendment results in Mitel leasing approximately the same square footage as the original lease and at substantially the same rates. In addition, the amendment extends the term on the lease for an additional five years, two months, such that the lease term now expires on April 30, 2021. Mitel has also been granted an option to extend the lease term for an additional five year period, at then-current market rates.

Investment

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. For the three months ended October 31, 2013, sales to and purchases from this venture, arising in the normal course of the Company’s business, were nil and nil, respectively, (three months ended October 31, 2012— $0.2 and $0.1, respectively). For the six months ended October 31, 2013, sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.1 and nil, respectively, (six months ended October 31, 2012— $0.2 and $0.4, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.3 and $0.5, respectively, for the three months ended October 31, 2013 (three months ended October 31, 2012—$0.4 and $0.5, respectively) and $0.5 and $0.9, respectively, for the six months ended October 31, 2013 (six months ended October 31, 2012—$0.6 and $1.3, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

10. LONG-TERM DEBT

At October 31, 2013, the Company has classified $14.2 as current long-term debt relating to its estimated annual repayment of excess cash flow for the year ending April 30, 2014 (as described in note 12 to the audited annual consolidated financial statements). The annual excess cash flow payment is due 100 days subsequent to fiscal year-end. The annual excess cash flow payment may vary significantly from the estimate based on the Company’s operating results and changes in working capital during the remainder of fiscal 2014.

In November 2013, Mitel made an optional prepayment of $20.0 against its first lien term loan. This prepayment reduces future mandatory first lien term loan principal payments.

In conjunction with the definitive arrangement agreement with Aastra Technologies Limited (“Aastra”), as described in note 21, Mitel intends on refinancing its existing credit facilities and has received term loan and revolving facility commitments from Jefferies Finance LLC and The Toronto-Dominion Bank.

11. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan. At October 31, 2013, the pension liability was $71.2 (April 30, 2013—$90.5). The decrease in the liability from April 30, 2013 was primarily due to a reduction in the liability during the first quarter of fiscal 2014, which was partially offset by an increase in the second quarter of fiscal 2014.

At July 31, 2013 and October 31, 2013, the pension valuation was updated for actual investment performance and certain changes in assumptions. The decrease in the liability from April 30, 2013 was primarily due to a decrease in accrued benefits due to an increase in the discount rate from 4.10% at April 30, 2013 to 4.40% at October 31, 2013. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

The Company’s net periodic benefit cost was as follows:

	Three months ended		Six months ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Defined Contribution
Current service cost	$0.6	$0.6	$1.5	$1.6
Defined Benefit
Current service cost	—	0.4	—	0.8
Interest cost	2.5	2.6	4.9	5.1
Expected return on plan assets	(2.0)	(1.9)	(4.0)	(3.8)
Recognized actuarial loss	0.3	0.6	0.7	1.3

Total periodic benefit cost, net	$1.4	$2.3	$3.1	$5.0

12. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Commitments

On November 10, 2013, Mitel and Aastra Technologies Limited (“Aastra”) (TSX:AAH) entered into a definitive arrangement agreement under which Mitel will acquire all of the outstanding Aastra common shares in exchange for approximately $80.0 as well as the issuance of approximately 44 million Mitel common shares. This agreement is further described in note 21.

13. SHARE CAPITAL

Share Capital

At October 31, 2013 and April 30, 2013, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Six months ended
	October 31, 2013		October 31, 2012
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	6.4	$5.15	6.4	$5.34
Granted	1.6	$4.43	0.8	$3.59
Exercised	(0.2)	$3.89	(0.1)	$3.76
Forfeited	— (1)	$4.61	(0.1)	$5.19
Expired	(0.1)	$6.03	(0.2)	$5.42

Balance, end of period	7.7	$5.03	6.8	$5.14

Number of options exercisable	4.2	$5.25	3.3	$5.25

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	Three months ended
	October 31, 2013	July 31, 2013	October 31, 2012	July 31, 2012
Number of options granted	0.6	1.0	0.3	0.5
Risk-free interest rate	1.4%	1.3%	0.7%	0.7%
Dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%
Expected life of the options	4.6 years	4.6 years	4.6 years	4.6 years
Fair value per option	$2.61	$1.75	$1.18	$1.91

The number of options (and all other security-based compensation) available for grant under the Company’s 2006 Equity Incentive Plan at October 31, 2013 was 2.1 million (April 30, 2013—3.6 million).

14. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	October 31, 2013	April 30, 2013
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At October 31, 2013, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2013—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

15. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three months ended		Six months ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Weighted average common shares outstanding during the period, basic	53.8	53.7	53.8	53.6
Dilutive effect of options	0.5	—	0.1	—
Dilutive effect of warrants	2.5	—	2.5	—

Weighted average common shares outstanding during the period, diluted	56.8	53.7	56.4	53.6

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three Months Ended		Six Months Ended
(Average number outstanding, in millions)	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Stock options	4.7	6.2	5.2	4.7

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

(Average number outstanding, in millions)	Three Months Ended October 31, 2012	Six Months Ended October 31, 2012
Stock options	—	1.6
Warrants	2.5	2.5

Additionally, for the three and six months ended October 31, 2013, 0.5 million options (three and six months ended October 31, 2012–0.5 million), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

16. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $4.9 were recorded in the second quarter of fiscal 2014. The charges consisted of $3.2 of restructuring-related expenses, primarily for headcount reductions and lease termination obligations in the U.S. as previously announced restructuring actions are completed, as well as $1.7 of merger, acquisition and integration activity, including costs relating to the planned merger with Aastra Technologies Limited, as described in note 21.

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

A description of the provision and the related activities for the prior three fiscal years is included in note 19 to the audited annual consolidated financial statements. At October 31, 2013 the current portion of the restructuring provision of $5.9 (April 30, 2013–$6.7) is included in accounts payable and accrued liabilities while the long-term portion is included in other non-current liabilities on the consolidated balance sheets. Substantially all special charges and restructuring costs relate to the Mitel Communications Solutions segment, as described in note 17.

The following tables summarize the change in provision during the first six months of fiscal 2014:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2013	$2.3	$6.2	$8.5
Charges	2.4	1.8	4.2
Cash payments	(2.6)	(1.1)	(3.7)

Balance of provision as of July 31, 2013	$2.1	$6.9	$9.0

Charges	2.3	0.9	3.2
Cash payments	(2.2)	(1.6)	(3.8)

Balance of provision as of October 31, 2013	$2.2	$6.2	$8.4

The following tables summarize the change in provision during the first six months of fiscal 2013:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2012	$1.5	$9.2	$10.7
Charges	1.1	0.9	2.0
Cash payments	(1.4)	(2.2)	(3.6)

Balance of provision as of July 31, 2012	$1.2	$7.9	$9.1

Charges	6.0	3.3	9.3
Cash payments	(4.7)	(1.6)	(6.3)

Balance of provision as of October 31, 2012	$2.5	$9.6	$12.1

17. SEGMENT INFORMATION

The Company’s segmented disclosure is based on the following three business units:

•	Mitel Communications Solutions (“MCS”), which delivers unified communications and collaboration solutions to customers around the globe including IP telephony platforms, desktop devices and software applications;

•	Mitel NetSolutions (“NetSolutions”), which delivers network and cloud-based services, mobile services and broadband connectivity to the U.S. market; and

•	Other, which sells products and related services that complement the Company’s core unified communications offering.

The following table presents the results of operations for the Company’s three segments:

	Three months ended October 31, 2013				Three months ended October 31, 2012
	MCS	NetSolutions	Other	Total	MCS	NetSolutions	Other	Total
Revenues	$118.8	$22.1	$4.0	$144.9	$122.0	$20.9	$2.6	$145.5

Segment income	29.6	4.5	1.0	35.1	29.3	4.9	0.5	34.7

Corporate and unallocated:
SG&A				(21.4)				(21.2)
Special charges and restructuring costs				(4.9)				(9.3)
Litigation settlement obligation				—				(0.4)

Operating income				$8.8				$3.8

	Six months ended October 31, 2013				Six months ended October 31, 2012
	MCS	NetSolutions	Other	Total	MCS	NetSolutions	Other	Total
Revenues	$236.7	$43.8	$6.0	$286.5	$236.5	$41.6	$5.9	$284.0

Segment income	57.6	9.0	1.2	67.8	50.3	9.5	1.0	60.8

Corporate and unallocated:
SG&A				(43.9)				(44.4)
Special charges and restructuring costs				(10.2)				(11.3)
Litigation settlement obligation				—				(1.1)

Operating income				$13.7				$4.0

Geographic information

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended		Six months ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
United States	$91.9	$94.7	$182.4	$183.0
United Kingdom	26.1	27.0	51.6	53.3
Canada	8.3	6.7	16.8	14.8
Other foreign countries	18.6	17.1	35.7	32.9

	$144.9	$145.5	$286.5	$284.0

18. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended		Six months ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$0.3	$1.6	$13.9	$19.1
Inventories	3.2	0.5	5.3	(0.7)
Other current assets(1)	1.8	1.4	3.4	1.2
Other non-current assets	0.6	0.4	(0.1)	(0.4)
Accounts payable and accrued liabilities	1.0	5.8	(8.7)	(5.4)
Deferred revenue	1.0	(0.7)	1.0	(1.8)
Other non-current liabilities	0.4	2.2	0.8	1.4
Pension liability	(0.9)	0.4	(1.3)	1.0

	$7.4	$11.6	$14.3	$14.4

Other items:
Interest payments	$6.0	$1.5	$11.8	$7.4
Income tax payments	$4.5	$4.3	$5.3	$8.6
Property and equipment additions financed through capital lease	$1.3	$3.5	$2.8	$5.4

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.

Cash and cash equivalents at October 31, 2013 consisted of cash of $52.5 (April 30, 2013—$60.0) and cash equivalents of $18.0 (April 30, 2013—$9.0).

19. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company utilizes forward contracts to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company does not use derivative contracts for speculative purposes. At October 31, 2013 and April 30, 2013, all of the Company’s outstanding forward contracts had a term of one month or less.

At October 31, 2013, the Company held forward contracts to sell Australian dollars and Euros at a fixed rate on a total notional amount of $13.8 U.S. dollars. As well, the Company held forward contracts to buy British pounds sterling at a fixed rate on a notional amount of $11.3 U.S. dollars. At October 31, 2013, the Company recorded a net unrealized loss on fair value adjustments on the outstanding forward contracts of less than $0.1.

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at October 31, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$18.0	$—	$18.0
Restricted cash	0.3	—	—	0.3
Forward contracts	—	0.1	—	0.1

	$0.3	$18.1	$—	$18.4

Liabilities
Forward contracts	$—	$0.1	$—	$0.1

	Fair Value Measurement at April 30, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$9.0	$—	$9.0
Restricted cash	0.4	—	—	0.4
Forward contracts	—	0.1	—	0.1
Investment	—	—	1.0	1.0

	$0.4	$9.1	$1.0	$10.5

Liabilities
Forward contracts	$—	$0.1	$—	$0.1

21. SUBSEQUENT EVENTS

On November 10, 2013, Mitel and Aastra Technologies Limited (“Aastra”) (TSX:AAH) entered into a definitive arrangement agreement under which Mitel has agreed to acquire all of the outstanding Aastra common shares in exchange for approximately $80.0 as well as the issuance of approximately 44 million Mitel common shares. Aastra is a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately $600.0, of which approximately 75% are generated in Europe. Under the terms of the agreement, Mitel has agreed to increase the number of directors on its board of directors from eight to nine and two members of Mitel’s existing board of directors will resign. Aastra will have the right to appoint three new board nominees to fill the vacancies.

In conjunction with the transaction and to finance the cash portion of the transaction and provide additional liquidity and working capital, Mitel currently intends to refinance its existing credit facilities and has received term loan and revolving credit facility commitments from Jefferies Finance LLC and The Toronto-Dominion Bank of up to $405.0, consisting of a $355.0 term loan and a revolving facility of up to $50.0.

The transaction will be carried out by way of a court-approved plan of arrangement and will require the approval of at least 66 2/3% of the votes cast by the shareholders of Aastra at a special meeting expected to take place in January 2014.

Mr. Francis Shen and Mr. Tony Shen, the co-Chief Executive Officers of Aastra, who together control approximately 14% of the outstanding Aastra common shares, have entered into voting support agreements and confirmed their intention to vote their Aastra common shares in favor of the arrangement.

Under applicable TSX and NASDAQ rules, the transaction also requires the approval of Mitel shareholders by majority vote, as the number of Mitel common shares to be issued in the transaction exceeds 25% of the total number of outstanding Mitel common shares. Francisco Partners Management, LLC and certain of its affiliates (collectively, the “Francisco Group”) and the Matthews Group, who together control approximately 60% of the company’s common shares, have both signed voting support agreements in favor of the transaction. Mitel expects that the TSX and NASDAQ will accept these agreements to support the transaction as evidence of shareholder approval and not require Mitel to hold a shareholder meeting.

In addition to shareholder and court approvals, the transaction is subject to compliance with the Investment Canada Act and certain other closing conditions customary in transactions of this nature. Aastra and Mitel anticipate that the transaction will be completed in the first calendar quarter of 2014. If the transaction is not completed, under certain circumstances Mitel could be required to pay Aastra or Aastra could be required to pay Mitel a CAD$11.0 termination fee.

In connection with the completion of the transaction, Mitel intends to change its fiscal year end from April 30 to December 31. If the transaction is not consummated, Mitel’s fiscal year end will remain April 30.

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

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; our R&D expenditures; our ability to successfully implement and achieve our business strategies; intense competition; our reliance on channel partners for a significant component of our sales; our dependence upon a small number of outside contract manufacturers to manufacture our products; and our ability to successfully consummate any proposed acquisitions and, once consummated, the ability to successful integrate such acquisitions, including our recently announced plan of arrangement with Aastra Technologies Ltd (“Aastra”). Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

These statements reflect our current views with respect to future events, including our recently announced plan of arrangement with Aastra, and are based on assumptions and subject to risks and uncertainties. Statements relating to the pending arrangement with Aastra are based on many assumptions and factors, including but not limited to general economic and market conditions, industry conditions, corporate approvals, regulatory approvals, operational factors and other factors. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations, assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed elsewhere in this Report and in our Annual Report.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Please refer to the section entitled “Risk Factors” included in our Annual Report, and under Item 1A in this Report for a further discussion of risks and uncertainties affecting our business and financial results.

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

Significant Events and Recent Developments

Plan of Arrangement with Aastra

On November 10, 2013, we entered into a definitive arrangement agreement with Aastra Technologies Limited (“Aastra”) (TSX:AAH) under which we have agreed to acquire all of the outstanding Aastra common shares in exchange for approximately $80.0 million as well as the issuance of approximately 44 million Mitel common shares. Aastra is a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately $600.0 million, of which approximately 75% are generated in Europe. Under the terms of the agreement, we have agreed to increase the number of directors on our board of directors from eight to nine and two members of our existing board of directors will resign. Aastra will have the right to appoint three new board nominees to fill the vacancies.

In conjunction with the transaction and to finance the cash portion of the transaction and provide additional liquidity and working capital, we intend to refinance our existing credit facilities and we have received term loan and revolving credit facility commitments from Jefferies Finance LLC and The Toronto-Dominion Bank of up to $405.0 million, consisting of a $355.0 million term loan and a revolving facility of up to $50.0 million.

The transaction will be carried out by way of a court-approved plan of arrangement and will require the approval of at least 66 2/3% of the votes cast by the shareholders of Aastra at a special meeting expected to take place in January 2014. Mr. Francis Shen and Mr. Tony Shen, the co-CEOs of Aastra, who together control approximately 14% of the outstanding Aastra common shares, have entered into voting support agreements and confirmed their intention to vote their Aastra common shares in favor of the arrangement.

Under applicable TSX and NASDAQ rules, the transaction also requires the approval of our shareholders by majority vote, as the number of our common shares to be issued in the transaction exceeds 25% of the total number of our outstanding common shares. Francisco Partners Management, LLC and certain of its affiliates (collectively, the “Francisco Group”) and Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”), who together control approximately 60% of our common shares, have both signed voting support agreements in favor of the transaction. We expect that the TSX and NASDAQ will accept these agreements to support the transaction as evidence of shareholder approval and not require us to hold a shareholder meeting.

In addition to shareholder and court approvals, the transaction is subject to compliance with the Investment Canada Act and certain other closing conditions customary in transactions of this nature. We anticipate that the transaction will be completed in the first calendar quarter of 2014. See “Risks Factors – Risks Related to Our Pending Arrangement with Aastra.”

Acquisition of prairieFyre

On June 17, 2013, we completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. The acquisition provides us with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. Our net cash cost for the acquisition was $20.0 million for a 100% equity ownership interest in prairieFyre.

As a highly integrated original equipment manufacturer (“OEM”), substantially all of prairieFyre’s revenues were derived from Mitel and our channel partners. As a result, upon acquisition, substantially all of prairieFyre’s revenues are eliminated against Mitel’s cost of sales, resulting in an increase in our consolidated gross margin and gross margin percentage. prairieFyre’s operations have been included in the consolidated results of operations since the date of acquisition.

Summary of Operating Results

Total revenue for the three months ended October 31, 2013 was $144.9 million compared to $145.5 million for the three months ended October 31, 2012 as strong cloud sales and higher volumes in Canada and Latin America were offset by lower volumes from our direct premises business in the U.S. Our operating income for the three months ended October 31, 2013 was $8.8 million compared to $3.8 million for the three months ended October 31, 2012. The increase in operating income was driven by higher gross margin due to the acquisition of prairieFyre in June 2013, as well as decreased special charges and restructuring costs.

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the three months ended October 31, 2013 and October 31, 2012:

	Three months ended October 31,				Change
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$144.9		$145.5		$(0.6)	(0.4)
Cost of revenues	60.5	41.8%	63.7	43.8%	(3.2)	(5.0)

Gross margin	84.4	58.2%	81.8	56.2%	2.6	3.2

Expenses:
Selling, general and administrative	55.9	38.6%	54.4	37.4%	1.5	2.8
Research and development	14.8	10.2%	13.9	9.6%	0.9	6.5
Special charges and restructuring costs	4.9	3.4%	9.3	6.4%	(4.4)	(47.3)
Loss on litigation settlement	—	—	0.4	0.3%	(0.4)		+

	75.6	52.2%	78.0	53.6%	(2.4)	(3.1)

Operating income from continuing operations	8.8	6.1%	3.8	2.6%	5.0		+
Interest expense	(6.5)	(4.5)%	(4.6)	(3.2)%	(1.9)	41.3
Other income	0.5	0.3%	0.6	0.4%	(0.1)	(16.7)

Income (loss) from continuing operations, before taxes	2.8	1.9%	(0.2)	(0.1)%	3.0		+
Income tax recovery (expense)	2.6	1.8%	(1.4)	(1.0)%	4.0		+

Net income (loss) from continuing operations	5.4	3.7%	(1.6)	(1.1)%	7.0		+
Net loss from discontinued operations	—	—	(0.3)	(0.2)%	0.3		+

Net income (loss)	$5.4	3.7%	$(1.9)	(1.3)%	$7.3		+

Adjusted EBITDA from continuing operations, a non-GAAP measure	$24.8	17.1%	$24.1	16.6%	$0.7	2.9
Adjusted EBITDA from discontinued operations, a non-GAAP measure	—	—	(0.5)	(0.3)%	0.5		+

Adjusted EBITDA, a non-GAAP measure	$24.8	17.1%	$23.6	16.2%	$1.2	5.1

+ The comparison is not meaningful.

Net income (loss) per common share—Basic
Net loss per share from continuing operations	$0.10		$(0.03)
Net income (loss) per share from discontinued operations	—		$(0.01)
Net loss per share	$0.10		$(0.04)

Net income (loss) per common share—Diluted
Net loss per share from continuing operations	$0.10		$(0.03)
Net income (loss) per share from discontinued operations	—		$(0.01)
Net loss per share	$0.10		$(0.04)

Weighted-average number of common shares outstanding
Basic	53.8		53.7
Diluted	56.8		53.7

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues, for the six months ended October 31, 2013 and October 31, 2012:

	Six months ended October 31,				Change
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$286.5		$284.0		$2.5	0.9
Cost of revenues	121.9	42.5%	126.9	44.7%	(5.0)	(3.9)

Gross margin	164.6	57.5%	157.1	55.3%	7.5	4.8

Expenses:
Selling, general and administrative	112.1	39.1%	112.3	39.5%	(0.2)	(0.2)
Research and development	28.6	10.0%	28.4	10.0%	0.2	0.7
Special charges and restructuring costs	10.2	3.6%	11.3	4.0%	(1.1)	(9.7)
Loss on litigation settlement	—	—	1.1	0.4%	(1.1)		+

	150.9	52.7%	153.1	53.9%	(2.2)	(1.4)

Operating income from continuing operations	13.7	4.8%	4.0	1.4%	9.7		+
Interest expense	(13.0)	(4.5)%	(9.3)	(3.3)%	(3.7)	39.8
Other income (expense)	(0.3)	(0.1)%	0.6	0.2%	(0.9)		+

Income (loss) from continuing operations, before taxes	0.4	0.1%	(4.7)	(1.7)%	5.1		+
Income tax recovery	1.2	0.4%	1.2	0.4%	—	—

Net income (loss) from continuing operations	1.6	0.6%	(3.5)	(1.2)%	5.1		+
Net loss from discontinued operations	—	—	(0.5)	(0.2)%	0.5		+

Net income (loss)	$1.6	0.6%	$(4.0)	(1.4)%	$5.6		+

Adjusted EBITDA from continuing operations, a non-GAAP measure	$45.4	15.8%	$36.9	13.0%	$8.5	23.0
Adjusted EBITDA from discontinued operations, a non-GAAP measure	—	—	(0.9)	(0.3)%	0.9		+

Adjusted EBITDA, a non-GAAP measure	$45.4	15.8%	$36.0	12.7%	$9.4	26.1

+ The comparison is not meaningful.

Net income (loss) per common share—Basic
Net loss per share from continuing operations	$0.03		$(0.06)
Net income (loss) per share from discontinued operations	—		$(0.01)
Net loss per share	$0.03		$(0.07)

Net income (loss) per common share—Diluted
Net loss per share from continuing operations	$0.03		$(0.06)
Net income (loss) per share from discontinued operations	—		$(0.01)
Net loss per share	$0.03		$(0.07)

Weighted-average number of common shares outstanding
Basic	53.8		53.6
Diluted	56.4		53.6

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the three and six months ended October 31, 2013 and October 31, 2012:

	Three months ended October 31		Six months ended October 31
	2013	2012	2013	2012
	(in millions)		(in millions)
Net income (loss)	$5.4	$(1.9)	$1.6	$(4.0)
Net loss from discontinued operations	—	0.3	—	0.5

Net income (loss) from continuing operations	5.4	(1.6)	1.6	(3.5)
Adjustments:
Interest expense	6.5	4.6	13.0	9.3
Income tax expense (recovery)	(2.6)	1.4	(1.2)	(1.2)
Amortization and depreciation	9.8	9.0	18.9	17.6
Foreign exchange loss (gain)	(0.4)	(0.1)	0.2	0.1
Special charges and restructuring costs	4.9	9.3	10.2	11.3
Stock-based compensation	1.2	1.1	2.3	2.2
Loss on litigation settlement	—	0.4	—	1.1
Other	—	—	0.4	—

Adjusted EBITDA from continuing operations	24.8	24.1	45.4	36.9
Adjusted EBITDA from discontinued operations(1)	—	(0.5)	—	(0.9)

Adjusted EBITDA	$24.8	$23.6	$45.4	$36.0

(1)	The reconciliation from net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the three and six months ended October 31, 2012 consists of an income tax recovery of $0.2 million and $0.4 million, respectively.

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

Results of Operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended October 31,				Change
	2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$118.8	82.0%	$122.0	83.8%	$(3.2)	(2.6)
NetSolutions	22.1	15.2%	20.9	14.4%	1.2	5.7
Other	4.0	2.8%	2.6	1.8%	1.4	53.8

	$144.9	100.0%	$145.5	100.0%	$(0.6)	(0.4)

	Six months ended October 31,				Change
	2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$236.7	82.6%	$236.5	83.3%	$0.2	0.1
NetSolutions	43.8	15.3%	41.6	14.6%	2.2	5.3
Other	6.0	2.1%	5.9	2.1%	0.1	1.7

	$286.5	100.0%	$284.0	100.0%	$2.5	0.9

MCS revenues decreased by $3.2 million, or 2.6%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The decrease was due to lower volumes in the U.S. from our direct premises business, which was partially offset by strong cloud sales and increased volumes in Canada and Latin America. MCS revenues increased by $0.2 million, or 0.1%, in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. The increase was due to strong cloud sales and increased volumes in Canada and Latin America, which was largely offset by lower volumes in the U.S. from our direct premises business.

The U.S. dollar was mixed against most currencies in the second quarter and first six months of fiscal 2014 compared to the second quarter and first six months of fiscal 2013. In particular, in the second quarter, the U.S. dollar was weaker against the British pound sterling by an average of 1.7% but stronger against the Euro by 6.0%. The change in foreign exchange rates did not have a significant effect on our comparative results for the second quarter and first six months of fiscal 2014.

NetSolutions revenues increased by $1.2 million, or 5.7%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 and $2.2 million, or 5.3%, in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. The increased revenues were driven primarily by sales of Mitel AnyWare.

Other revenues increased by $1.4 million, or 53.8%, in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 and by $0.1 million, or 1.7%, in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. The increases were primarily due to the timing of projects requiring non-core products.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended October 31,				Six months ended October 31,
	2013		2012		2013		2012
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Gross margin	84.4	58.2%	81.8	56.2%	164.6	57.5%	157.1	55.3%

Overall gross margin percentage in the second quarter of fiscal 2014 increased by an absolute 2.0% to 58.2% compared to 56.2% for the second quarter of fiscal 2013. For the first six months of fiscal 2014 the gross margin increased an absolute 2.2% to 57.5% compared to 55.3% for the first six months of fiscal 2013. Both increases were primarily from a stronger gross margin percentage in the MCS segment as a result of the fiscal 2014 prairieFyre acquisition, as discussed in “Significant Events and Recent Developments” under the “Overview” section above.

NetSolutions gross margin percentage remained consistent in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 as well as the first six months of fiscal 2014 when compared to the first six months of fiscal 2013.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 38.6% of revenues in the second quarter of fiscal 2014 from 37.4% in the second quarter of fiscal 2013, an increase of $1.5 million in absolute dollars. Our SG&A expenses for the second quarter of fiscal 2014 included certain non-cash charges, most significantly $6.5 million (second quarter of fiscal 2013—$5.6 million) for the amortization of acquired intangible assets related to the fiscal 2007 acquisition of Inter-Tel and the June 2013 acquisition of prairieFyre. In addition, SG&A expenses included $1.2 million (second quarter of fiscal 2013—$1.1 million) of non-cash compensation expenses associated with employee stock options. The increase in SG&A expenses was due to the acquisition of prairieFyre, as discussed in “Significant Events and Recent Developments” under the “Overview” section above, partially offset by cost savings as a result of the restructurings completed in the second quarter of fiscal 2013.

SG&A expenses decreased to 39.1% of revenues in the first six months of fiscal 2014 from 39.5% in the first six months of fiscal 2013, a decrease of $0.2 million in absolute dollars. Our SG&A expenses for the first six months of fiscal 2014 included certain non-cash charges, most significantly $12.5 million (first six months of fiscal 2013—$11.2 million) for the amortization of acquired intangible assets related to the fiscal 2007 acquisition of Inter-Tel and the June 2013 acquisition of prairieFyre. In addition, SG&A expenses included $2.3 million (first six months of fiscal 2013—$2.2 million) of non-cash compensation expenses associated with employee stock options. The decrease in SG&A expenses was largely driven by cost savings as a result of the restructurings completed in the second quarter of fiscal 2013, offset by the June 2013 acquisition of prairieFyre as discussed in “Significant Events and Recent Developments” under the “Overview” section above.

Research and Development (“R&D”)

R&D expenses in the second quarter of fiscal 2014 increased to 10.2% of revenues compared to 9.6% of revenues for the second quarter of fiscal 2013, an increase of $0.9 million in absolute dollars. R&D expenses in the first six months of fiscal 2014 remained consistent at 10.0% of revenues compared to the first six months of fiscal 2013, an increase of $0.2 million in absolute dollars. The increases were due to the June 2013 acquisition of prairieFyre, as discussed in “Significant Events and Recent Developments” under the “Overview” section above, partially offset by cost savings as a result of the restructurings completed in the second quarter of fiscal 2013.

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

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $4.9 million in the second quarter of fiscal 2014. The charges consisted of $3.2 million of restructuring-related expenses, primarily for headcount reductions and lease termination obligations as we complete previously announced restructuring actions, as well as $1.7 million of merger, acquisition and integration activity, including diligence costs relating to planned merger with Aastra, as discussed in “Significant Events and Recent Developments” under the “Overview” section above.

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

Operating Income from Continuing Operations

We reported operating income from continuing operations of $8.8 million in the second quarter of fiscal 2014 compared to $3.8 million in the second quarter of fiscal 2013. The increase in operating income was driven by higher gross margin and lower special charges and restructuring costs. We reported operating income from continuing operations of $13.7 million in the first six months of fiscal 2014 compared to $4.0 million in the first six months of fiscal 2013. The increase in operating income was largely driven by higher revenues and gross margin.

Non-Operating Expenses

Interest Expense

Interest expense was $6.5 million in the second quarter of fiscal 2014 compared to $4.6 million in the second quarter of fiscal 2013. Interest expense was $13.0 million in the first six months of fiscal 2014 compared to $9.3 million in the first six months of fiscal 2013. The increase in interest expense was primarily due to the refinancing of our credit facilities in the fourth quarter of fiscal 2013.

Other Income (Expense)

Other income was $0.5 million in the second quarter of fiscal 2014 compared to other income of $0.6 million in the second quarter of fiscal 2013. Other expense was $0.3 million in the first six months of fiscal 2014 compared to other income of $0.6 million in the first six months of fiscal 2013.

The other expense in the second quarter and first six months of fiscal 2014 included $0.4 million of expense related to the June 2013 acquisition of prairieFyre. As a highly integrated original equipment manufacturer (“OEM”), substantially all of prairieFyre’s product and service revenue was derived through Mitel. As a result, at the time of the acquisition, a contract existed between Mitel and prairieFyre for prairieFyre to service Mitel’s channel partners and direct customers on behalf of Mitel. As is customary under purchase price allocations, the fair value of deferred revenue related to the service business for the acquisitions was determined to be below book value. As such, we recorded a non-cash expense of $0.4 million at the time of the acquisition to reflect the fair value of the pre-existing contract.

Provision for Income Taxes

For the second quarter of fiscal 2014, we recorded a net income tax recovery of $2.6 million compared to an expense of $1.4 million for the second quarter of fiscal 2013. The net income tax recovery of $2.6 million for the second quarter of fiscal 2014 was primarily due to a negative expected effective tax rate for fiscal 2014. The net income tax expense of $1.4 million for the second quarter of fiscal 2013 was primarily due to taxable income in certain jurisdictions.

For the first six months of fiscal 2014, we recorded a net income tax recovery of $1.2 million compared to a recovery of $1.2 million for the first six months of fiscal 2013. The net income tax expense of $1.2 million for the first six months of fiscal 2014 was primarily due to a negative expected effective tax rate for fiscal 2014. The net income tax recovery of $1.2 million for the first six months of fiscal 2013 was primarily driven by an increase in the tax rate in Ontario, Canada in the first quarter of fiscal 2013, which resulted in an increase in the value of our deferred tax assets.

Net Income (Loss) from Continuing Operations

Our net income from continuing operations for the second quarter of fiscal 2014 was $5.4 million compared to a net loss from continuing operations of $1.6 million in the second quarter of fiscal 2013. The net income from continuing operations was primarily driven due to higher operating income, as described above. Our net income from continuing operations for the first six months of fiscal 2014 was $1.6 million compared to a net loss from continuing operations of $3.5 million in the first six months of fiscal 2013. The net income from continuing operations was primarily driven by higher operating income, as described above.

Net Loss from Discontinued Operations

Net loss from discontinued operations consists of the operations of DataNet, which was sold in the fourth quarter of fiscal 2013. Further information on the sale of DataNet can be found under Item 7 of our Annual Report.

Net Income (Loss)

Our net income for the second quarter of fiscal 2014 was $5.4 million compared to a net loss of $1.9 million in the second quarter of fiscal 2013. Our net income for the first six months of fiscal 2014 was $1.6 million compared to a net loss of $4.0 million in the first six months of fiscal 2013. The net income was due to the net income from continuing operations, as described above.

Other Comprehensive Income

Other comprehensive income for the first six months of fiscal 2014 includes a gain of $21.5 million related to pension liability adjustments recorded in the first and second quarter of fiscal 2014. At October 31, 2013, the pension valuation from April 30, 2013 was updated for actual investment performance and certain changes in assumptions. The decrease in pension liability and corresponding increase in other comprehensive income was primarily due to a decrease in accrued benefits from an increase in the discount rate from 4.10% at April 30, 2013 to 4.40% at October 31, 2013. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Other comprehensive income for the first six months of fiscal 2013 includes a gain of $5.6 million recorded in the second quarter of fiscal 2013 related to a pension liability adjustment. The pension valuation was updated at October 31, 2012 to reflect a change in assumptions and actual investment performance for the first six months of fiscal 2013.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $24.8 million in the second quarter of fiscal 2014 compared to $23.6 million in the second quarter of fiscal 2013, an increase of $1.2 million. Adjusted EBITDA was $45.4 million in the first six months of fiscal 2014 compared to $36.0 million in the first six months of fiscal 2013, an increase of $9.4 million. These increases were driven primarily by higher gross margins, as described above.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three and six months ended October 31, 2013 and October 31, 2012.

	Three months ended October 31,			Six months ended October 31,
	2013	2012	Change	2013	2012	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$16.0	$16.7	$(0.7)	$29.2	$20.1	$9.1
Investing activities	(1.3)	(4.4)	3.1	(25.5)	(7.9)	(17.6)
Financing activities	(1.0)	(3.0)	2.0	(3.0)	(3.3)	0.3
Effect of exchange rate changes on cash and cash equivalents	1.5	0.6	0.9	0.8	(0.2)	1.0

Increase (decrease) in cash and cash equivalents	$15.2	$9.9	$5.3	$1.5	$8.7	$(7.2)

Cash Provided by Operating Activities

Cash generated from operating activities in the second quarter of fiscal 2014 was $16.0 million compared to $16.7 million in the second quarter of fiscal 2013. Cash flow remained relatively consistent as higher operating income, as described above, was largely offset by lower cash provided by changes in non-cash operating assets and liabilities. Cash generated from operating activities in the first six months of fiscal 2014 was $29.2 million compared to $20.1 million in the first six months of fiscal 2013 due primarily to higher operating income, as described above.

Cash Used in Investing Activities

Net cash used for investing activities was $1.3 million in the second quarter of fiscal 2014 and consisted of capital expenditures made during the quarter.

Net cash used for investing activities was $25.5 million in the first six months of fiscal 2014. The cash used in investing activities for the first six months of fiscal 2014 includes $23.1 million for the June 2013 acquisition of prairieFyre consisting of the amount paid of $27.3 million, net of cash and cash equivalents acquired of $4.2 million. The net cash cost for the acquisition was $20.0 million, consisting of the amount paid of $27.3 million, net of cash and cash equivalents acquired of $4.2 million and net of acquired accounts receivable due from Mitel of $3.1 million.

The cash used in investing for the second quarter and first six months of fiscal 2013 consisted primarily of additions to property, plant and equipment, related to investments in facilities and information technology infrastructure.

Cash Used in Financing Activities

Net cash used in financing activities in the second quarter of fiscal 2014 was $1.0 million compared to cash used in financing activities of $3.0 million during the second quarter of fiscal 2013. Net cash used in financing activities in the first six months of fiscal 2014 was $3.0 million compared to cash used in financing activities of $3.3 million during the first six months of fiscal 2013. The use of cash in all periods consisted primarily of scheduled principal repayments on our senior debt as well as scheduled repayments of capital lease liabilities, partially offset from proceeds from the issuance of shares from option exercises in the second quarter and first six months of fiscal 2014.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $1.5 million during the second quarter of fiscal 2014 (second quarter of fiscal 2013—$0.6 million increase) and increased cash by $0.8 million during the first six months of fiscal 2014 (first six months of fiscal 2013—$0.2 million decrease).

Liquidity and Capital Resources

As of October 31, 2013, our liquidity consisted primarily of cash and cash equivalents of $70.5 million and an undrawn $40.0 million revolving facility. At October 31, 2013, we had $278.5 million outstanding under our secured credit facilities (April 30, 2013—$280.0 million), consisting of a first lien term loan due 2019 and second lien term loan due 2020.

The Company is subject to annual repayments of excess cash flow under the terms of the first lien credit agreement, with the first annual repayment due 100 days after the end of fiscal 2014. At October 31, 2013, $14.2 million has been classified as current long-term debt relating to the estimated annual repayment of excess cash flow for the year ending April 30, 2014.

In November 2013, we made an optional prepayment of $20.0 million against our first lien term loan. This prepayment reduces future mandatory principal payments, including the excess cash flow payment.

In addition to annual repayments of excess cash flow, the proceeds from the issuance of equity or debt (including proceeds received from the exercise of options), and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the first lien credit agreement and, once the first lien term loan is repaid, under the second lien credit agreement.

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

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
April 30, 2013	4.0	3.0
July 31, 2013	4.0	2.8
October 31, 2013	4.0	2.8

At October 31, 2013 and April 30, 2013, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

We have a defined benefit pension plan in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. At October 31, 2013, the plan had an unfunded pension liability of $71.2 million (April 30, 2013—$90.5 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the 2014 calendar year was determined to be $5.1 million (£3.2 million), and will increase at an annual rate of 3% for the calendar years 2015 and 2016. In the three and six months ended October 31, 2013, we contributed $1.3 million and $2.5 million, respectively, to fund the pension deficit (three and six months ended October 31, 2012—$1.1 million and $2.1 million, respectively).

In conjunction with the Aastra transaction, as discussed in “Significant Events and Recent Developments” under the “Overview” section above, Mitel intends to refinance its existing credit facilities and has received term loan and revolving credit facility commitments of up to $405.0, consisting of a $355.0 term loan and a revolving facility of up to $50.0. We believe that with these committed credit facilities along with the cash balance acquired as part of the acquisition, we will have sufficient liquidity to complete the acquisition and to support our combined business operations for the next 12 months.

In the event the acquisition of Aastra is not concluded, we believe that with our existing cash balances and undrawn revolving credit facility we will have sufficient liquidity to support our business operations for the next 12 months.

However, in either circumstance, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of equity or debt may be required to be used, in whole or in part, to make mandatory payments pursuant to the applicable credit agreement.

In both circumstances, we believe that our sources of liquidity beyond the next 12 months will be from our then-current cash balances and our revolving credit facility.

Contractual Obligations

The following table sets forth our contractual obligations as of October 31, 2013:

	Payments Due by Fiscal Year
Contractual Obligations	Last six months of 2014	2015	2016	2017	2018	2019 and beyond	Total
	(in millions)
Long-term debt obligations (1)	$14.1	$38.9	$23.5	$23.3	$23.2	$284.9	$407.9
Capital lease obligations (2)	2.6	4.7	3.9	2.3	0.5	—	14.0
Operating lease obligations (3)	9.4	15.5	15.1	13.9	13.1	34.0	101.0
Defined benefit pension plan contributions (4)	2.6	5.3	5.4	3.7	—	—	17.0
Other (5)	3.2	4.1	2.0	—	—	—	9.3

Total	$31.9	$68.5	$49.9	$43.2	$36.8	$318.9	$549.2

(1)	Represents the principal and interest payments on our first and second lien term loans. Interest on our first and second lien term loans is based on LIBOR plus 5.75%, and LIBOR plus 9.75%, respectively, with LIBOR subject to a 1.25% floor. For the purposes of estimating the variable interest, the greater of the average 3-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.25%) has been used. The current portion of long-term debt includes an estimate of the fiscal 2014 excess cash flow payment, due August 2015. No amounts have been included for potential repayments relating to annual repayment of excess cash flows for subsequent years, as an estimate is not practicable.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these obligations range from 5.5% to 9.0%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the estimated contribution to our defined benefit pension plan in the United Kingdom over the next 12 months. The amount of annual employer contributions required to fund the deficit is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for calendar year 2014 was determined to be $5.1 million (£3.2 million), with increases at an annual rate of 3% for calendar years 2015 and 2016. Future funding requirements after calendar year 2016 are highly dependent on the unfunded pension liability and the time period over which the deficit is amortized. As a result, liabilities arising from the remaining unfunded deficit in our defined benefit pension plan are not included in the above table. As of October 31, 2013, our unfunded pension liability was $71.2 million.
(5)	Represents payments under an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $10.0 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At October 31, 2013, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that are not included in our balance sheet, were $92.4 million (April 30, 2013—$107.4 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in Note 2 to our audited annual consolidated financial statements included in our Annual Report. Our critical accounting policies have not changed from those disclosed in our Annual Report, however the following critical accounting policies have been updated to reflect results to October 31, 2013:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.2% of the ending aggregate lease portfolio as of October 31, 2013 compared to 4.4% at April 30, 2013. The reserve is based on a review of our past write-off experience and a review of the accounts receivable aging as of October 31, 2013. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable, the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of October 31, 2013 and April 30, 2013, the provision represented 4.5% and 4.9% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the second quarter of fiscal 2014 are included in note 13 to the unaudited interim consolidated financial statements.

For the three and six months ended October 31, 2013, stock-based compensation expense was $1.2 million and $2.3 million, respectively (three and six months ended October 31, 2012—$1.1 million and $2.2 million, respectively). As of October 31, 2013, there was $6.6 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2013—$5.8 million). We expect this cost to be recognized over a weighted average period of 2.4 years (April 30, 2013—1.9 years).

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended October 31, 2013, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of October 31, 2013, management has excluded the operations of prairieFyre, acquired in June 2013. The Company is currently assessing the control environments of this acquisition. The amount of revenue and net income recorded for prairieFyre for the three and six months ended October 31, 2013 was approximately $5.2 million and $1.4 million, and $7.9 million and $2.1 million, respectively. However, substantially all of the revenue is eliminated upon consolidation.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report. There have been no material changes to the risk factors as disclosed in the Annual Report, except for the following:

Risks Related to Our Plan of Arrangement with Aastra (“the Arrangement”)

The intended benefits of the Arrangement may not be realized, which could have a negative impact on the market price of our common stock after the Arrangement.

The Arrangement poses risks for our ongoing operations, including that:

•	senior management’s attention may be diverted from the management of daily operations due to the integration of Aastra;

•	our future business and financial results will suffer if we do not effectively manage our expanded portfolio of products;

•	our level of indebtedness will increase;

•	Aastra, which is expected to contribute a significant portion of our future revenues, may not perform as well as we anticipate or we may incur unanticipated costs and expenses relating to the operations of Aastra;

•	the intended benefits of Aastra may not be realized as rapidly or to the extent anticipated by us or at all; and

•	unforeseen difficulties may arise in integrating Aastra into Mitel’s existing operations.

Any of these matters could have a negative impact on the market price of our common shares after the Arrangement.

The Arrangement is subject to a number of conditions which, if not satisfied or waived, would adversely impact our ability to complete the Arrangement, and unexpected delays in the consummation of the Arrangement could impact our ability to timely achieve the anticipated benefits associated with the Arrangement.

We expect the Arrangement to close in the first calendar quarter of 2014, assuming that all of the conditions in the arrangement agreement are satisfied or waived. The Arrangement is subject to certain conditions that may be outside our control, including, without limitation, regulatory approvals and Aastra shareholder approval. There can be no assurance any condition to the closing of the Arrangement will be satisfied or waived, if permitted, or that any event, development or change will not occur. Therefore, there can be no assurance with respect to the timing of the closing of the Arrangement or whether the Arrangement will be completed on the currently contemplated terms, other terms or at all. Unexpected delays in the consummation of the Arrangement could impact our ability to timely achieve the anticipated benefits associated with the Arrangement. Furthermore, if the Arrangement is completed on terms other than those currently contemplated, we cannot assure you that those terms will not be significantly less favorable to us. If the Arrangement is not completed, we will bear certain fees and expenses associated with the Arrangement without realizing the anticipated benefits of the Arrangement and in certain circumstances could be required to pay a CAD$11.0 million termination fee to Aastra.

We cannot assure you that sources of financing, which are necessary to complete the Arrangement, will be available on favorable terms or at all.

We will need additional debt financing, or alternative sources of financing, to complete the Arrangement with Aastra. There can be no assurance that financing will be available to us on favorable terms or at all. Though we have entered into a commitment letter (the “Commitment Letter”), with Jefferies Finance LLC and TD Securities (USA) LLC to provide up to $405 million in loans at the effective time of the Arrangement comprised of a $355.0 million senior secured first lien term loan facility (the “Term Facility”) and a $50.0 million senior secured first lien revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Credit Facility”), funding the Credit Facility is subject to the negotiation of and entry into definitive documentation and certain other conditions including, but not limited to, the execution and delivery of mutually acceptable definitive loan documents, which are expected to contain customary representations, warranties, covenants and events of default, completion of the Arrangement, the absence of the occurrence of a Material Adverse Effect (as defined in the Commitment Letter) in relation to each of Mitel and Aastra, the accuracy of certain representations and warranties in relation to each of Mitel and Aastra, and the commitment parties (or certain affiliates thereof) having been provided a specified period to syndicate the Credit Facility with assistance by Mitel and Aastra as set forth in the Commitment Letter. Accordingly, there can be no assurance that we will obtain the Credit Facility on the currently contemplated terms, other terms or at all. We may incur substantial costs in pursuing the Credit Facility or additional financing to complete the Arrangement with Aastra, including legal fees, accounting fees, financial advisory and other costs. These costs may be significant and could have an adverse impact on our operating results.

Our indebtedness following completion of the Arrangement will increase. This indebtedness could have adverse consequences for us, including reducing funds available for other business purposes.

Our increased indebtedness as a result of the financing required to complete the Arrangement could have adverse consequences for us, including: limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; restricting our flexibility and discretion to operate the combined business; limiting the ability to declare dividends on our common shares; having to dedicate a portion of our cash flows from operations to the payment of interest on our existing indebtedness and not having such cash flows available for other purposes, including operations, capital expenditures and future business opportunities; exposing us to increased interest expense on borrowings at variable rates; limiting our ability to adjust to changing market conditions; placing us at a competitive disadvantage compared to our competitors that have less debt; making us vulnerable in a downturn in general economic conditions; and making us unable to make capital expenditures that are important to our growth and strategies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 5, 2013.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 (a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at October 31, 2013 and April 30, 2013; (ii) Consolidated Statements of Operations for the three and six months ended October 31, 2013 and October 31, 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended October 31, 2013 and October 31, 2012; (iv) Consolidated Statements of Shareholders’ Equity for the three and six months ended October 31, 2013; (v) Consolidated Statements of Cash Flows for the three and six months ended October 31, 2013 and October 31, 2012; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.