Form 10-KT
period 2013-12-31
MITEL NETWORKS CORP
filed 2014-03-31
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2013 to December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter, taking into account the registrant’s change in fiscal year end) was $82,412,282.88.

As of March 7, 2014, there were 98,757,425 common shares outstanding.

EXPLANATORY NOTE

Mitel Networks Corporation (the “Company” or “Mitel”) qualifies as a foreign private issuer for purposes of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead of filing annual and periodic reports on forms available for foreign private issuers, the Company is filing this transition report on Form 10-K (this “Report”, “Form 10-K/T” or “Transition Report”) and has been filing and expects to continue to file annual and quarterly reports on Form 10-K and Form 10-Q, respectively, and current reports on Form 8-K. However, as a Canadian foreign private issuer, the Company prepares and files its management information circulars and related materials in accordance with Canadian corporate and securities law requirements. As the Company’s management information circular is not prepared and filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of this Report from its management information circular, and accordingly has included that information in this Report.

All dollar amounts quoted in this Report are provided in the currency of the United States unless otherwise stated.

MITEL NETWORKS CORPORATION

2013 FORM 10–K ANNUAL REPORT

PART I

Item 1. Business

In this Transition Report, we refer to Mitel Networks Corporation, together with its subsidiaries, as “Mitel”, “we,” “us,” “our,” “our company,” or “the Company”, but excludes the newly-acquired business of Aastra Technologies Limited (“Aastra”), which occurred after the period covered by this Transition Report and is discussed under this Item 1 on a stand-alone basis.

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

Our solutions are scalable, flexible, and easy to deploy, manage and use. Our solutions interoperate with various systems supplied by other vendors, which allows our customers to utilize their existing communications infrastructure and gives them the flexibility to choose the solutions that best address their individual business needs. We have also designed our software and appliances to allow access to our solutions from mobile devices, including Apple, Android and BlackBerry. We complement our core IP communications solutions with support, professional and managed services for our customers, including channels that range from planning and design through to implementation and support.

We have invested heavily in the research and development, or R&D, of our IP-based communications solutions to take advantage of the telecommunications industry shift from traditional communications systems to IP-based cloud and premises-based communications solutions. We believe our early and sustained R&D investments have positioned us well to capitalize on the industry shift from legacy systems to IP-based communications solutions, including UCC. Our consistent investment in innovation has also enabled us to develop and bring to market virtualized solutions and technology that enables the delivery of cloud services, which are increasingly shaping the business communications landscape.

Since the introduction of our IP-based systems in 1999, our IP-based appliances have supported the communications needs of over 10.4 million users in more than 100 countries. With increased adoption of cloud computing, we have continued to build our market position with our cloud solutions which have an installed base of more than 380,000 users.

Today, we have a primarily indirect distribution channel, which addresses the needs of customers through channel partners worldwide. Our R&D has enabled us to produce a global portfolio of over 1,700 patents and pending applications, and provides us with the enhanced knowledge to anticipate market trends and meet the current and future needs of our customers.

We are structured around two primary geographic markets defined as the Americas, which includes the United States, Canada, the Caribbean and Latin America, and International, which includes Europe, the Middle East, Africa and Asia Pacific. Mitel also operates as two primary business units: Mitel Communications Solutions, or MCS, and Mitel NetSolutions, or NetSolutions.

On January 31, 2014, Mitel acquired ownership of 12,267,364 common shares of Aastra, representing 100% of the issued and outstanding shares in the capital of Aastra Technologies Limited (the “Aastra Acquisition”) pursuant to the terms set forth in an Arrangement Agreement, dated November 10, 2013. Mitel subsequently amalgamated with Aastra and since then has begun the integration of the Aastra business into Mitel. Unless the context otherwise requires, references in this Transition Report to “Aastra” refer to the business carried on by the former Aastra Technologies Limited. Aastra develops, markets, and supports a comprehensive portfolio of products, systems, and applications for the Enterprise Communications market, which is defined as the telecommunication devices, applications and services that enable businesses to access the public switched telephone network (PSTN) or the Internet, either directly or indirectly. Aastra’s products include a full range of both open standard Internet Protocol based and traditional solutions including communications servers, gateways, telephone terminals, wireless devices, advanced software applications, video communication products, soft phones and UCC applications.

Aastra’s products encompass a full line of business telephony solutions, including PBX and IP-PBX telephone systems, analog, digital, and VoIP telephone terminals, video conferencing and integrated mobility solutions, as well as contact center applications. Aastra operates in one focused business segment, Enterprise Communications. Mitel believes that the combination of Aastra and Mitel will create a global multinational, with the scale and breadth to more effectively compete against other leading multinationals in the business communication industry. Mitel believes the transaction advances its growth strategy and positions it well in an increasingly competitive environment. Benefits resulting from the transaction include greater scale, synergies and enhanced long-term growth potential.

We had a total of 1,751 employees worldwide at the end of the eight month transition period ended December 31, 2013 covered by this Report (the “Transition Year”). In addition, in connection with the Aastra Acquisition, the Company brought on 1,832 additional employees. Many of our employees are also common shareholders, which we believe aligns the interests of our employees and our Company. Our common shares are listed on The Nasdaq Global Market under the symbol “MITL” and on the Toronto Stock Exchange (TSX) under the symbol “MNW”.

MCS Business Unit

The Mitel Communications Systems business unit, or MCS, provides a wide range of IP telephony platforms and UCC solutions to organizations of all types and sizes worldwide. We seek to ensure that our products address a broad range of customer and geographic markets. Our solutions are scalable, flexible and easy to deploy, manage and use. We believe that our solutions enable our customers to realize significant cost benefits and operate more effectively. Our IP-based communications solutions include a combination of IP telephony platforms, which we deliver as software, appliances and desktop devices, and UCC applications that integrate voice, video and data communications with business applications. These solutions can be complemented with our comprehensive portfolio of support, professional, and managed services.

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

Our MiVoice Business, is a software product suitable for small to large enterprises addressing both pure-IP telephony and hybrid-IP telephony markets worldwide. This software performs a variety of functions, including multi-media call control and communications, which allow business users to reach each other, share information and collaborate. MiVoice Business can be deployed in virtualized data center environments, on industry standard servers or on the Mitel 3300 IP Communications Platform (ICP) appliance. Our MiVoice Business is also available as a multi-instance controller which uses virtualization techniques to run multiple MiVoice Business systems on a single server. To support businesses that have multiple locations and geographically dispersed data centers, the MiVoice Business and its variants, can be deployed across multiple locations yet integrated to create a seamless system. This platform forms the basis of our network services offering within a hosted environment.

Appliances

Our appliances are optimized yet expandable packages combining the more popular software and hardware capabilities of their intended market. These appliances include:

•	Mitel 3300 Controller, which bundles MiVoice Business, certain mobility and UCC applications as well as legacy connectivity, can be deployed, if required, as a simple IP-to-legacy gateway and upgraded to a fully integrated communications appliance;

•	MiVoice Office is an integrated communications appliance addressing unique feature requirements in North America, the United Kingdom and select other markets for small businesses with 20 to 250 users. MiVoice Office addresses both IP and traditional communications needs through an IP-centric hybrid architecture, which allows us to leverage existing customer infrastructure; and

•	Mitel 3000 Communication System (CS) serves the two to 30 user segment of the small business market. This appliance provides complete communications capability and broadband connectivity in a single unit, utilizing a common hardware and software architecture.

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

UCC Applications

Mitel is at the forefront of the UCC evolution in the business communications market. UCC combines multiple information technology, or IT, capabilities, enabling an efficient approach to communicating and improving how individuals, groups and organizations conduct business. We offer a broad range of UCC applications that can be deployed in a variety of ways. Our UCC suite of applications work across our MiVoice Business and MiVoice Office solutions, and can be deployed on industry standard servers in data centers or on our own appliances such as the 3300 Controller. Our UCC applications include:

•	MiCollab—a single-user interface to access all unified communications capabilities, including desktop, web and mobile phone, with features that include soft phone capabilities, instant messaging and presence;

•	Mobility—extends business communications capabilities to mobile devices, improving the ability of employees to connect with the office and be productive;

•	MiContact Center—a multi-media capable application for the operation and management of contact centers;

•	Unified Messaging—unified multi-media messaging, including email, voicemail and fax, with integration into messaging products such as Microsoft Exchange and IBM Lotus Notes;

•	Audio, Video & Web Conferencing—collaboration and conferencing tools for users including audio and video conferencing, webcasting and document sharing;

•	Speech Auto Attendant—automated attendant allowing incoming callers to select departments and reach employees by speaking their names;

•	Teleworker Solution—simple and secure telephone operation and communications for remote and home based users over the public Internet; and

•	Business Dashboard—easy to use business analytics of communications system usage.

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

•	Our strategic alliances are generally with leaders in adjacent markets or complementary technologies which, when combined with our products and services, create beneficial solutions for our customers. Our strategic partners include VMware, Inc. and Vidyo, Inc.;

•	Our operational partners allow us to leverage their capabilities to optimize our operational expenses. These include external developers, contract manufacturers, integrators, consultants and professional services;

•	Our affiliate program with Wesley Clover International Corporation, or Wesley Clover, a company controlled by Dr. Terence H. Matthews, the chairman of our Board of Directors, allows us to benefit from early investment in complementary emerging technologies by Wesley Clover and its subsidiaries; and

•	We have a large number of Mitel Solutions Alliance partners who offer complementary solutions and expertise in areas that are not core to our business, many of which are integrated into our applications.

Customers

Since the introduction of our IP-based systems in 1999, our IP-based appliances have supported the communications needs of over 10.4 million users in more than 100 countries. With increased adoption of cloud computing, we have continued to build our market position with our cloud solutions which have an installed base of more than 380,000 cloud users, from both MCS and NetSolutions combined. Our largest customer represented only 3.5% of our revenues in the Transition Year. Our broad customer base reflects our historical strength in the SME market as well as continued penetration among enterprises.

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

We believe our extensive channel partner network, combined with our corporate and regional support, allows us to scale our business for volume and sell our solutions globally, resulting in an efficient cost of sale model. We recruit our channel partners with a focus on expanding our market coverage and securing the skills needed to successfully sell, implement and support IP-based communications solutions.

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

We use high-volume contract manufacturers and component suppliers. We require our component suppliers to make information visible so that we can assess their performance for technical innovation, financial strength, quality, support and operational effectiveness. Our primary contract manufacturers are Flextronics International Ltd., or Flextronics, Sanmina-SCI Corporation, or Sanmina, and Pegatron Corporation, or Pegatron. Our manufacturing relationships with Flextronics and Sanmina (or its predecessors) date back to 2006 and 2001, respectively, while our relationship with Pegatron began in July 2012. We do not have any long-term purchase commitments with our contract manufacturers.

In order to maintain our continuity of supply and reduce supply chain barriers, our products are designed for manufacturing portability. 100% of our hardware revenue is portable between contract manufacturers, with a lead time of typically not more than 14 weeks. We also implement portable designs by limiting the use of custom and sole source components and adhering to industry standard Design For Manufacture and Design For Test guidelines. We dual source a portion of our high-volume products, including our core IP telephony platforms. Approximately 36% of our hardware is currently dual sourced, primarily between Flextronics and Sanmina.

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

At December 31, 2013, we had 331 employees working in our R&D department. Our R&D personnel are primarily located in two locations: Ottawa, Canada; and Mesa, Arizona. Please see Item 6, “Selected Financial Data”, of Part II in this Report for the amount spent during each of the last five fiscal years on R&D activities determined in accordance with U.S. generally accepted accounting principles, or GAAP.

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

Employees

At December 31, 2013, we had 1,613 employees in the MCS business unit, including sales staff and general and administrative corporate staff. We believe that our future success depends, in large part, on our ability to attract, retain and motivate highly skilled managerial, professional and technical employees. Our compensation programs include opportunities for regular annual salary reviews, profit sharing, bonuses and stock options. We continue to actively recruit skilled employees and we believe that relations with our employees are generally positive.

Competition

Competition for our MCS business is primarily from two groups of vendors: traditional IP communications vendors, and software vendors who are adding communications and collaboration solutions to their offerings.

We compete against many traditional IP communications vendors in our MCS business unit, including in particular Avaya Inc. and Cisco Systems, Inc., as well as Alcatel-Lucent S.A., NEC Corporation, Panasonic Corporation, ShoreTel, Inc., Unify (Siemens Enterprise Networks), Toshiba Corporation and, until acquired by Mitel in January 2014, Aastra Technologies Limited.

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

We address market demand for telecommunications services through three distinct service offerings, enabling us to provide product solutions over the public network or in combination with our MCS solutions. Our network services are offered in the United States only. Branded as NetSolutions® our services are primarily designed to:

•	Leverage and deploy communications services to meet the performance and value metrics of each individual business or organization;

•	Deliver solutions optimized for our UCC solutions; and

•	Unify traditional wireline and wireless communications services along with newer and growing cloud-based offerings to provide 360 degrees of convergence from a single-source provider.

NetSolutions Service Offerings

NetSolutions services include:

•	MiCloud Business and MiCloud Enterprise, a turnkey cloud-based service that enables business customers to fulfill their communications requirements without the need to own and maintain a traditional phone system;

•	Mitel Mobile Solutions, providing business-class 3G and 4G wireless voice, text and Internet services on a nationwide network; and

•	Mitel NetSolutions Voice and Data, Mitel’s Competitive Local Exchange Carrier, or CLEC, which provides businesses with voice and data communication services in all 50 U.S. states.

Cloud Communications Offering (MiCloud)

MiCloud is a comprehensive cloud communications service that delivers complete communications requirements for a monthly subscription fee, eliminating the need for businesses to buy and maintain a phone system on their premises. MiCloud Business is designed for organizations with five to 500 employees; MiCloud Enterprise for business with over 500 employees. Both solutions deliver cloud-based UCC solutions using the single Mitel UCC software stream and, as a result, provide the same look, feel and user experience to MiCloud customers as those purchasing our MiVoice premises-based solutions. MiCloud provides rich enterprise-class features and reliability required by business customers with the flexibility to add and change users as changing business requirements dictate. The features are easy to use and enable users to take advantage of a range of productivity enhancing features.

Mobile Communications Offering (Mitel Mobile Solutions)

Mitel Mobile Solutions offers an integrated mobile communication service that provides wireless voice, text and data access to business customers. Benefits include nationwide 3G/4G wireless network coverage, the latest device options, and enterprise-wide bundling with wireline SIP Trunk access. In addition, this service offers UCC features that can include integration with employees’ desktop phones or local voice services, and the ability for employees across an organization to share wireless minutes. Mitel Mobile can integrate the Mitel Communications Director, or MCD, and MICD communications platforms with wireless devices to enable voice and UCC features to be merged and managed like data applications on a corporate server. Mitel Mobile also enables customers to pair their Mitel NetSolutions local SIP-based DID number with their Mitel Mobile device in order to provide wireline-to-wireless business continuity. In addition, Mitel Mobile devices can be integrated into the MiCloud Business communications solution enabling the mobile device to be used as the customer’s primary or secondary device. It also offers unified voice mail, extension to extension intercompany dialing, unified outbound calling line identification and other features which integrate with the MiCloud cloud communications solution.

Communications Service Provider Offering

Mitel NetSolutions is a registered CLEC offering complete local, long distance, Internet access and complex data network services in all 50 states in the U.S. Local services include PSTN and SIP services across the U.S., WAN and Broadband IP technologies including MPLS, VPLS, Optical and Metro-Ethernet. Additional cloud solutions include Infrastructure as a Service, cloudNOC™ Network Management and Audio and Web collaboration. NetSolutions telecommunications services can be bundled with MiCloud, Mitel Mobile and Mitel premises-based UCC solutions, providing business customers the benefit of a seamless, integrated communications offering from a single supplier. NetSolutions offerings are also delivered and optimized to complement and enhance our core technology platforms, providing a beneficial, customer friendly, service delivery and support model enabling our customers to outsource their entire communications infrastructure and services environment to Mitel and our channel partners. In addition, our offerings allow geographically dispersed organizations to consolidate their network services with a single provider nationally, easing the IT burden associated with coordinating multiple vendors across a broad service delivery footprint. We also have expertise in delivering advanced SIP Trunking services to businesses enabling them to maximize the benefits of centralization and virtualization for multi-location organizations. These deployments can result in significant IT and economic benefits for our customers as they upgrade their technology infrastructure with simplified management and reduced operating costs.

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

•	Our strategic alliances are generally with leaders in adjacent markets or complementary technologies which, when combined with our products and services, create beneficial solutions for our customers. Our strategic partners include Sprint, AT&T, Level 3 Communications and Verizon.

•	NetSolutions is affiliated with MCS. We deploy MCS technology in a cloud-based delivery model in order to provide a cloud-based or hosted solution for our customers. Examples of MCS technology deployed in this fashion are our MiCloud Business/Enterprise solutions and MiCloud Infrastructure as a Service.

•	Our operational partners allow us to leverage their capabilities to optimize our service delivery and support. These include vendors such as IDI Billing Solutions and OSG Billing Services.

•	We have a large number of other partners who offer complementary solutions and expertise in areas that are not core to our business, many of which are integrated into our solutions.

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

Employees

At December 31, 2013, we had 138 employees in the NetSolutions business unit. Our future success depends in large part on our ability to attract, retain and motivate our highly skilled managerial, professional and technical resources. Our compensation programs include opportunities for regular annual salary reviews, profit sharing, bonuses and stock options. We continue to actively recruit skilled employees and we believe that relations with our employees are generally positive.

Competition

Competitors for our NetSolutions MiCloud Business cloud communications solution include U.S.-based hosted and cloud services providers such as RingCentral, Inc., 8X8, Inc., Fonality, Inc., J2 Global, Inc., PanTerra Networks, Inc., ShoreTel, Inc., Telesphere Networks, Ltd., West IP Communications, Inc. and other hosted PBX providers. Competitors for our Mitel Mobile offerings include AT&T Inc., Verizon Communications Inc., SprintCorporation, T-Mobile USA, Inc. and other mobile service providers. Competitors for our Mitel NetSolutions Communications Service Provider offerings include AT&T, Inc., Verizon Communications Inc., CBeyond Inc., U.S. Telepacific Corp., XO Holdings, Inc. and other communications service providers.

The Aastra Acquisition

Overview

On January 31, 2014, Mitel, acquired ownership of 12,267,364 common shares of Aastra representing 100% of the issued and outstanding shares in the capital of Aastra. Mitel subsequently amalgamated with Aastra Technologies Limited and has begun the integration of the Aastra business into Mitel. The evaluating and managing of Aastra is ongoing and Mitel expects that the integration of the Aastra business will continue through 2014. See “Risk Factors – Risks Associated with the Aastra Acquisition.”

Aastra entered the telecommunications market in 1992 with consumer telephony products and experienced organic growth until 2000 when it entered the Enterprise Communications market by acquiring Nortel’s Access Solutions Analog Telephone business. Subsequently in 2001, Aastra further expanded its foray into the Enterprise Communications market by acquiring Nortel’s Meridian Business System (or MBS) product portfolio, and a year later also acquired Nortel’s CVX product line of remote access servers and network gateway equipment. Aastra expanded its global footprint with the following acquisitions:

•	2003 – the PBX systems division of the Swiss-based Ascom which added the Ascotel product portfolio and expanded Aastra’s geographical footprint to include Western Europe;

•	2005 – the Enterprise Communications business of the French-based EADS, which expanded Aastra’s product portfolio to address the medium to large market (200-801 end-users) (or MLE), as well as IP telephony;

•	2005 – the German-based PBX systems developer and solutions provider, DeTeWe, which expanded Aastra’s product portfolio to include DECT technology and further enhanced expertise in wireless products for the Enterprise Communications market;

•	2008 – the Enterprise Communications business of the Swedish-based Ericsson, which extended Aastra’s global footprint into new markets in Eastern Europe, the Middle East, South Africa, Latin America, Asia Pacific (including the large emerging markets of Brazil, Russia, India, China and South Africa), as well as strengthened Aastra’s presence in Western Europe and the United States, and added new products into its portfolio;

•	2012 – Comdasys AG in order to enhance Aastra’s fixed mobile convergence offering as well as its mobile video solutions for its BluStar ecosystem; and

•	2014 – Telepo Ltd. a Nordic leader for cloud-based, multi-tenant enterprise communication solutions, in order to offer carrier-grade, cloud-based, multi-tenant Unified Communications solutions.

Over the last decade Aastra experienced significant growth, successfully integrated and restructured its acquired businesses and developed new products while maintaining profitability. Aastra centralized its supply chain activities through its European Regional Center of Operations in Switzerland and implemented a business model which is comprised of Country Sales Units (decentralized sales and marketing teams) and have reorganized its R&D activities around its Centers of Excellence (or CoEs) in Germany, France, Sweden, Belgium, Switzerland, the United States and Canada.

Aastra operated in one focused business segment, Enterprise Communications. Key performance drivers of Aastra’s business include relationships with distribution partners, supply chain operations (including pricing and relationships with contract manufacturers), and remaining current on technological changes in the Enterprise Communications market, including VoIP, wireless, unified communication and video collaboration technologies.

Product Manufacturing and Supply Chain

Aastra outsources the manufacturing and assembly of its products to electronic manufacturing service providers, while retaining R&D, product testing and quality control. Aastra’s European Enterprise Communications products are manufactured by electronic manufacturing service providers that are located primarily in Asia-Pacific, Germany, Sweden and France. Its American Enterprise Communications products are manufactured by electronic manufacturing service providers that are located primarily in the Asia-Pacific region and North America. Aastra’s logistic and configuration services are being performed by several global partners in its various operational regions across Europe and the Asia-Pacific region. While in some cases Aastra has more than one manufacturing partner for each of its products, a number of Aastra’s products are sole-sourced through single manufacturing partners.

Together with Aastra’s electronic manufacturing service providers, it continues to monitor the use of certain components that are critical to its products. These strategic components are generally microprocessors and ASICs that have proprietary software embedded in them. In addition, Aastra requires its electronic manufacturing service providers to perform comprehensive testing and to implement statistical process control to ensure the required quality levels. Together with its electronic manufacturing services providers, Aastra also ensures that its products are compliant with the applicable regulatory standards.

Aastra’s Sales Channels and Customers

Aastra’s sales channels are best described with reference to its product market segmentation.

European Enterprise Communications

Substantially all of Aastra’s sales channels and customers in the European Enterprise Communications business are related to its PBX and IP-PBX systems business in Europe. PBX and IP-PBX systems are distributed in Europe through its sales offices located in different countries. These sales operations manage the commercial agreements with its channel partners and offer logistics services, support and product training. Aastra’s major European telecommunications customers include: Swisscom, Orange Business Services (formerly France Telecom), Deutsche Telecom AG, Telecom Italia, Telefonica (Spain), TeliaSonera, TDC, KPN and Belgacom. In addition, Aastra uses a number of distributors and over 1,000 channel partners to sell and install equipment to its end customers.

American Enterprise Communications

Aastra’s American Enterprise Communications business includes North America, Latin America and the Caribbean. Aastra has a direct presence in Canada, the United States, Mexico, Brazil and Colombia through its sales offices that manage the commercial agreements with its channel partners and offer services, support and product training. Aastra’s product portfolio in North America consists primarily of telephone terminals including digital, wireless and SIP-based VoIP, as well as high capacity PBX platforms such as PointSpan and ClearSpan and its video conferencing terminal, the Aastra BluStar.

Substantially all of Aastra’s Latin American business is related to its PBX systems and UCC applications. Aastra has customer relationships with most of the major Telcos in Latin America such as Telefonica (Brazil) and Telmex. In addition, a growing number of Aastra’s traditional telephony sales are from distributors who in turn supply resellers, installers, integrators and directly to end-users primarily in the business market.

Other Enterprise Communications

Markets in Asia-Pacific, South Africa, Middle East and North Africa are included in the Other Enterprise Communications business. Aastra has a direct presence in India, Australia, New Zealand, Asia Pacific, the Middle East (including the United Arab Emirates), South Africa, Hong Kong and China and its products are sold in these countries and other countries in the regions through its partners. Aastra has customer relationships with major Telcos such as Telstra in Australia. A number of Aastra’s traditional telephony sales are made from distributors who in turn supply to installers, integrators and directly to end-users.

Competition

Similar to Mitel, Aastra’s industry is characterized by intense competition with a focus on quality of products, software applications, innovative solutions to meet customer needs, the strength of sales channels, supply chain operations, R&D innovation and sales and marketing activities. Aastra’s competition is best described with reference to its product market segmentation.

European Enterprise Communications

European PBX manufacturers dominate the market in Europe, including the small to medium enterprise (nine to 200 end-users) (“SME”) and MLE segments in which Aastra effectively competes. The internet is a major driving force behind the rapid evolution in development of enhanced systems and gateways for voice, data and video applications. Along with the major worldwide suppliers of traditional PBX systems for the European market (such as Unify and Alcatel-Lucent), as well as the other traditional European manufacturers (such as Philips and Panasonic), and North American manufacturers (such as Avaya, Cisco, ShoreTel and Polycom), who compete in the European market to various degrees, Aastra has recognized the importance for businesses to keep pace with evolving IP technologies, especially with the emergence of Microsoft offering its Lync platform for the Enterprise Communications market. As a result, each of these companies has developed new systems (LAN PBXs) or enhanced versions of their current systems (IP- PBXs) based on VoIP technology to fulfill these requirements. There are new players emerging in the European market that have significant data networking experience and are currently focusing on the VoIP marketplace with their LAN PBXs, especially with the emergence of Microsoft offering its Lync platform for the Enterprise Communications market.

American Enterprise Communications

In the legacy telephony desktop and wireless handset market for business and residential end-users, Aastra’s main competitors for analog phones include Cortelco, Panasonic, VTech, AT&T and Uniden. In the IP telephony market, its competitors include Polycom, Snom and GrandStream. Aastra also faces competition for some of its products from large equipment suppliers (such as Avaya, Unify, Cisco, and Alcatel-Lucent). The most significant competitive factors in the traditional handset telephony market are technology, quality, price and the ability to deliver a high volume of product in a relatively short period of time. In Aastra’s Contact Center market, the predominant competitors for on-site Contact Centers include large PBX manufacturers such as Avaya and NEC, as well platform independent competitors such as Interactive Intelligence, Genesys Communications and Cisco. For its offering of hosted services through its software platform, competitors include Right Now Technologies and Telephony@Work.

In the MLE IP-PBX/UCC market, Aastra’s MX-ONE and Clearspan products compete with traditional telecom vendors whose products are able to address large enterprise customers (such as Avaya, NEC, Unify and Cisco). Microsoft and IBM have also entered into this space and are both competitors for systems sales and partners in particular technology areas. In the SME IP-PBX market, Aastra’s AastraLink platform competes with a number of manufacturers including D-Link, Syspine, Talkswitch, Toshiba, Fonality, ShoreTel, Zultys and a number of open-source solutions.

North American and European PBX vendors dominate the market in Latin America and the Caribbean, including the SME and MLE segments where Aastra has been competing over the last several years. Aastra’s main competitors in these markets include Unify, Alcatel-Lucent, Intelbras, Polycom and Avaya. Other competitors include Cisco, NEC, Panasonic and Microsoft IP and UCC are a major driving force behind the rapid evolution in development of enhanced systems and gateways for voice, data and video applications. Technology advanced countries such as Mexico and Chile lead the growth in IP and UCC. Along with the major worldwide suppliers of traditional PBX systems, Aastra has recognized the importance for businesses to keep pace with the evolving IP technologies. As a result, each of the major vendors have developed new systems or enhanced versions of their current systems based on VoIP technology to fulfill these requirements together with applications for UCC.

Other Enterprise Communications

Aastra’s business in Asia-Pacific, South Africa, Middle East and North America is sales and service oriented and depending on the country, Aastra sells products developed either in its European or American Enterprise Communications markets. Some countries are readily migrating to IP-PBX while others remain more comfortable with hybrid PBX solutions that can utilize existing phones as well as IP terminals when justified. PBX manufacturers dominate the market in these regions. Aastra’s main competitors in this market include NEC, Cisco, Avaya, Polycom, Panasonic, Alcatel-Lucent, Microsoft and, until the Aastra Acquisition, Mitel.

Intellectual Property

Aastra’s ability to compete successfully is dependent in part upon its proprietary technology. Where appropriate, Aastra has sought patent protection in the major markets where it operates. Since Aastra has primarily acquired businesses or product lines that were extracted from the operations of larger vendors, it typically acquired intellectual property owned by the vendor and exclusively used in the acquired business or product line and obtained licenses from the vendors or third parties for other intellectual property rights required but which may also be used by the vendors in their retained businesses or licensed by the vendor from third parties. In addition to the patents and trademarks either internally developed or obtained through acquisitions, Aastra’s source code for proprietary software is also protected as trade secrets and by copyright. Aastra entered into confidentiality and non-disclosure agreements with its employees, consultants, and generally controlled access to and distribution of its proprietary information.

Research and Development

Aastra’s product development and engineering efforts have focused on the development of new products, as well as existing product revisions, feature enhancements and cost reductions. Historically, Aastra has expanded its business by acquiring new product lines and businesses from third parties, and either it incorporated such acquired product lines into existing production and engineering groups or integrated such acquired product and engineering groups to create key R&D and product line marketing groups called Centers of Excellence while maintaining decentralized sales and marketing teams focused on the local market requirements. Aastra currently has five key CoEs in Europe which are focused on applications on

UCC, call managers for MLEs, hybrid IP systems for SMEs and enterprise-grade mobility solutions, such as DECT and WiFi. The North American team has remained focused on open standards and systems solutions such as terminals, SME appliance-based call managers and carrier-grade campus area communications solutions. The North American team developed the latest Aastra product, the Aastra BluStar. Aastra has five R&D groups in Europe based in Germany, France, Switzerland, Sweden and Belgium and other R&D groups located in the US and Canada.

Aastra’s Acquisition of Telepo

Shortly before the Aastra Acquisition, on January 20, 2014, Aastra acquired Telepo Ltd. (or Telepo), the Nordic leader for cloud-based, multi-tenant enterprise communication solutions. Headquartered in Stockholm, Sweden, Telepo offers carrier-grade, cloud-based, multi-tenant Unified Communications solutions. Telepo’s solution is based on a web-centric architecture which is highly scalable, flexible and offers best-in-class mobile integration, including the full range of standard voice, PBX and call center features with fully-integrated security and pre-built web based portals for multiple tiers of administrators.

Other Recent Mitel Acquisitions

Oaisys

On March 4, 2014, we acquired contact center supplier Oaisys, a leading developer of integrated call recording and quality management solutions. The Oaisys acquisition coincides with the rapid emergence of customer-facing contact center applications as a key buying consideration for many organizations when considering business communications solutions. The contact center call recording and quality management solutions offered by Oaisys enable data to be converted into actionable business intelligence that is increasingly a valuable asset for organizations of all sizes. Prior to the acquisition by Mitel, Oaisys was an existing member of the Mitel Solutions Alliance with Preferred Gold Partner status. The Oaisys product portfolio is expected to seamlessly integrate with our flagship MiContact Center platform. Over time, we expect that the Oaisys solution will also be integrated into the Aastra contact center platform, Solidus eCare, and the MiContact Center for Lync platform, as part of routine product portfolio integration.

prairieFyre

On June 17, 2013, we acquired prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics and workforce optimization software and services. As a highly integrated original equipment manufacturer, substantially all of prairieFyre’s revenue was derived from us and our channel partners. The acquisition provides us with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. prairieFyre was subsequently amalgamated into Mitel on January 31, 2014 in connection with the amalgamation of Aastra after the Aastra Acquisition.

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

Certain information contained in this Transition Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate”, “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Transition Report contains forward-looking statements pertaining to, among other matters: the merged company’s ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; our R&D expenditures; our ability to successfully implement our restructuring plans; our ability to successfully integrate the acquisition of Aastra and realize certain synergies; our ability to successfully implement and achieve our business strategies successfully; intense competition; our reliance on channel partners for a significant component of our sales; and our dependence upon a small number of outside contract manufacturers to manufacture our products. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made certain assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Transition Report as a result of various factors, including the risks and uncertainties discussed below.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Transition Report. Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Risks Relating to the Acquisition of Aastra

Mitel may be unable to successfully integrate the business of Aastra and realize the anticipated benefits and synergies of the acquisition, which could have a negative impact on the market price of our common shares after the acquisition

The acquisition poses risks for our ongoing operations, including that:

•	senior management’s attention may be diverted from the management of daily operations due to the integration of Aastra;

•	our business and financial results may suffer if we do not effectively manage our expanded portfolio of products;

•	Aastra, which is expected to contribute a significant portion of our future revenues, may not perform as well as we anticipate or we may incur unanticipated costs and expenses relating to the operations of Aastra;

•	we may experience difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations;

•	the intended benefits of Aastra may not be realized as rapidly or to the extent anticipated by us or at all;

•	we may experience difficulties in the integration of departments, systems, including accounting systems, technologies, books and records, and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002 and related procedures and policies; and

•	unforeseen difficulties may arise in integrating Aastra into Mitel’s existing operations.

It is possible that the integration process could result in the loss of key employees, the disruption of the respective ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of management to maintain relationships with clients, suppliers, employees or to achieve the anticipated benefits of the acquisition. Any inability of management to successfully integrate the operations of Mitel and Aastra could have a material adverse effect on the business, financial condition and results of operations of Mitel.

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

Our quarterly and annual revenues and operating results have historically fluctuated and are not necessarily indicative of results to be expected in future periods. A number of factors may cause our financial results to fluctuate significantly from period to period, including:

•	general economic conditions;

•	the fact that an individual order or contract can represent a substantial amount of revenues for that period;

•	the size, timing and shipment of individual orders;

•	changes in pricing or discount levels by us or our competitors;

•	changes in foreign currency exchange rates;

•	the mix of products sold by us;

•	the timing of the announcement, introduction and delivery of new products or product enhancements by us or our competitors;

•	the ability to execute on our strategy and operating plans;

•	the effect of the acquisition of Aastra, and acquisitions in general;

•	the ability to realize our deferred tax assets; and

•	changes in tax laws, regulations or accounting rules.

As a result of the above factors, a quarterly or yearly comparison of our results of operations is not necessarily meaningful. Prior results are not necessarily indicative of results to be expected in future periods.

If we do not successfully execute our strategic operating plan, or if our strategic operating plan is flawed, our business could be negatively affected.

Each year we review and update our strategic operating plan, which provides a road map for implementing our business strategy for the next three years. Allocation of resources, investment decisions, product life cycles, process improvements, strategic alliances and acquisitions are based on this plan. In developing the strategic plan we make certain assumptions including, but not limited to, those related to the market environment, customer demand, evolving technologies, competition, market consolidation, the global economy and the successful integration of our recent acquisition of Aastra into our business and our overall strategic operating plan for the upcoming fiscal year . If we do not successfully execute on our strategic operating plan, or if actual results vary significantly from our assumptions, our business could be adversely impacted. Potential adverse impacts include, but are not limited to, investments made in research and development that do not develop into commercially successful products, lower revenues due to our sales focus not being aligned with customer demand or an inability to compete effectively against competitors, operating inefficiencies, or unsuccessful strategic alliances or acquisitions.

Our operating results may be adversely affected by unfavorable economic and market conditions in key markets, particularly the United States, the United Kingdom, France, Germany, Sweden, Switzerland and elsewhere in Europe.

Challenging economic conditions worldwide, particularly in the United States and in Europe, have from time to time contributed, and may continue to contribute, to slowdowns in the communications industry at large, as well as in specific segments and markets in which we operate, resulting in, but not limited to:

•	reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers;

•	increased price competition for our products;

•	risk of excess and obsolete inventories;

•	risk of supply constraints;

•	risk of manufacturing capacity;

•	higher overhead costs as a percentage of revenue; and

•	higher interest expense.

With the acquisition of Aastra, approximately 50% of our total revenues are expected to be generated from the United Kingdom, Western Europe and the Nordic region. Instability in the European economic zone and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. Furthermore, there continue to be ongoing concerns about the sovereign risk of some countries in the Euro zone (most notably Greece, but also Portugal, Spain, Italy and Ireland), from which contagion could spread. As a result of the acquisition of Aastra, which has significant operations throughout Europe, we may be vulnerable given the high exposure to these European economies. If global economic and market conditions or economic conditions in key markets remain uncertain, or if they deteriorate further, then we may experience material negative impacts on our business, operating results and financial condition.

We expect gross margin percentage to vary over time, and our level of product gross margin may not be sustainable.

While our level of gross margin percentage increased during the Transition Year, increases in gross margin percentage may not be sustainable in the future and our gross margin percentage may decrease. A decrease in gross margin percentage, should it occur, can be the result of numerous factors, including:

•	changes in customer, geographic, or product mix, including mix of configurations within each product group;

•	introduction of new products, including products with price-performance advantages;

•	our ability to reduce production costs;

•	entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;

•	additional sales discounts;

•	increases in material, labor or other manufacturing-related costs, which could be significant particularly during periods of supply constraints;

•	excess inventory and inventory holding charges;

•	obsolescence charges;

•	changes in shipment volume;

•	the timing of revenue recognition and revenue deferrals;

•	increased cost, loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of contract manufacturers or suppliers deteriorates;

•	lower than expected benefits from value engineering;

•	increased price competition;

•	changes in distribution channels;

•	increased warranty costs; and

•	successful integration of the Aastra business and overall execution of our strategy and operating plans.

If any of these factors, or other factors unknown to us at this time, occur, then it could have a negative impact on our gross margin percentage and could lead to a material adverse effect on our business, financial condition and results of operations.

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

The market for our solutions is highly competitive. We compete against many companies, including and in particular, in the case of MCS, Avaya Inc. and Cisco Systems, Inc., as well as Alcatel-Lucent S.A., Microsoft Corporation, NEC Corporation, Panasonic Corporation, ShoreTel, Inc., Unify (formerly known as Siemens Enterprise Networks) and Toshiba Corporation, in the case of NetSolutions, AT&T Inc., CBeyond Inc., Cypress Communications, Inc., 8X8, Inc., Fonality, Inc., J2 Global, Inc., PanTerra Networks, Inc., Sprint Nextel Corporation, Telesphere Networks, Ltd., T-Mobile USA, Inc., U.S. Telepacific Corp., Verizon Communications Inc., West IP Communications, Inc. and XO Holdings, Inc., and, in the case of Aastra, many of the same competitors, but also Philips, Polycom, Snom, GrandStream, Interactive Intelligence, Genesys Communications, Right Now Technologies, Telephony@Work Cortelco, VTech, AT&T, Uniden, D-Link, Syspine, Talkswitch, Fonality, Zulty, Intelbras. In addition, because the market for our solutions is subject to rapidly changing technologies, we may face competition in the future from companies that do not currently compete in our business communications market, including companies that currently compete in other sectors of the information technology, communications or software industries, such as Google Inc., mobile communications companies or communications companies that serve residential customers, rather than business customers.

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

We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of their former employers.

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

We may not generate sufficient cash from operations to meet anticipated working capital requirements, execute our strategic operating plans, support additional capital expenditures or take advantage of acquisition opportunities. In order to finance our business, we may need to utilize available borrowings under our revolving credit facility, which is scheduled to mature in January 2019. Our ability to continually access this facility is conditioned upon our compliance with current and potential future covenants contained in the credit agreement governing our revolving credit facility and term loan facility. We may not be in compliance with such covenants in the future. We may need to secure additional sources of funding if our cash and borrowings under our revolving credit facility are unavailable or insufficient to finance our operations. Such funding may not be available on terms satisfactory to us, or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements. If we were to incur higher levels of debt, we would require a larger portion of our operating cash flow to be used to pay principal and interest on our indebtedness. The increased use of cash to pay indebtedness could leave us with insufficient funds to finance our operating activities, such as R&D expenses and capital expenditures. In addition, any new debt instruments may contain covenants or other restrictions that affect our business operations. If we were to raise additional funds by selling equity securities, the relative ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.

We have a significant amount of debt. This debt contains customary default clauses, a breach of which may result in acceleration of the repayment of some or all of this debt.

In January 2014, we entered into a new senior secured credit facility to finance the cash portion of the consideration for the acquisition of Aastra and refinance our then existing indebtedness. The new senior secured credit facility consists of a $355.0 million term loan, which matures in January 2020 and a $50.0 million undrawn revolving facility, which matures in January 2019. The credit agreement relating to this loan and the revolving credit facility have customary default clauses. In the event we were to default on this credit agreement, and were unable to cure or obtain a waiver of default, the repayment of our debt owing under this credit agreement may be accelerated. If acceleration were to occur, we would be required to secure alternative sources of equity or debt financing to be able to repay the debt. Alternative financing may not be available on terms satisfactory to us, or at all. New debt financing may require the cooperation and agreement of our existing lenders. If acceptable alternative financing were unavailable, we would have to consider alternatives to fund the repayment of the debt, including the sale of part or all of the business, which sale may occur at a distressed price.

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

If any of these aforementioned factors were to occur, our cash flow could be negatively impacted and have a material adverse effect on our liquidity position and financial condition.

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

The January 2014 acquisition of Aastra has significantly increased our exposure to a number of currencies, the most significant being the Euro. Historically Aastra did not hedge their foreign currency exposures. If we continue not to hedge these exposures, or are unable to hedge these exposures for a period of time, our results of operations could be adversely affected as a result of currency fluctuations in the future.

Our financial results will be negatively impacted if we are unable to realize our deferred tax assets.

As at December 31, 2013, our balance sheet contained a $26.5 million valuation allowance against deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Future losses or reduced estimates of future income may result in an increase to the partial valuation allowance or even a full valuation allowance on our deferred tax assets in future periods, which will negatively impact our results. See “Management’s Discussion & Analysis—Critical Accounting Policies—Income Taxes”.

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

We have a number of strategic alliances, including with VMware, Inc. and Vidyo, Inc. and continue to pursue strategic alliances with other companies. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. If a strategic alliance fails to perform as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with customers, and our ability to develop new solutions in response to industry trends or changing technology may be impaired. In addition, we may face increased competition if a third party acquires one or more of our strategic alliances or if our competitors enter into additional successful strategic relationships.

We have made strategic acquisitions and may make strategic acquisitions in the future. We may not be successful in operating or integrating these acquisitions.

In January 2014 we acquired Aastra. As part of our business strategy, we may consider further acquisitions of, or significant investments in, other businesses that offer products, services and technologies complementary to ours. Strategic acquisitions or investments could materially adversely affect our operating results and the price of our common shares. Acquisitions and other strategic investments involve significant risks and uncertainties, including:

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

Our NetSolutions business unit relies on carriers to provide local and long distance services, including voice and data circuits, and mobile voice and data services to our customers and to provide us with billing information. These services are subject to extensive and uncertain governmental regulation on both the federal and local level. An increase or change in government regulation could restrict our ability to provide these services to our customers, which may have a material adverse effect on our business.

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

We are exposed to risks inherent in our defined benefit pension plans.

We maintain a defined benefit pension plan for a number of our past and present employees in the United Kingdom. The defined benefit plan was closed to new employees in June 2001. In November 2012, the defined benefit plan was changed prospectively into a defined contribution plan. The benefits earned by members covered under the defined benefit plan up to the time of change were not impacted. As of December 31, 2013, the projected benefit obligation of $226.4 million exceeded the fair value of the plan assets of $169.1 million, resulting in a pension liability of $57.3 million.

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

Aastra participates in defined benefit pension plans which cover certain past and present employees in Switzerland, France and Germany. Following our January 2014 acquisition of Aastra, we assumed responsibility for these pension plans.

At December 31, 2013, Aastra’s defined benefit plan in Switzerland had a projected benefit obligation under International Financial Reporting Standards of CAD $106.3 million and a fair value of the plan assets of CAD $106.4 million. The expected contributions to this plan during 2014 are CAD $2.4 million.

The defined benefit plans in France and Germany are not legally required to be funded and, as such, no assets have been set aside for this purpose. The funding of these plans will only occur as the employees retire. At December 31, 2013 the unfunded defined benefit obligations under these two plans under International Financial Reporting Standards totaled CAD $25.7 million.

Our future success depends on our existing key personnel.

Our success is dependent upon the services of key personnel throughout our organization, including the members of our senior management and software and engineering staff, as well as the expertise of our directors. Competition for highly skilled directors, management, R&D and other employees is intense in our industry and we may not be able to attract and retain highly qualified directors, management, and R&D personnel and other employees in the future. In order to improve productivity, a portion of our compensation to employees and directors is in the form of stock option grants and other equity based incentives such a restricted stock units, and as a consequence, a depression in the value of our common shares could make it difficult for us to motivate and retain employees and recruit additional qualified directors and personnel. All of the foregoing may negatively impact our ability to retain or attract employees, which may adversely impact our ability to implement a management succession plan as and if required and on a timely basis. We currently do not maintain corporate life insurance policies on the lives of our directors or any of our key employees.

The risks associated with Sarbanes-Oxley regulatory compliance may have a material adverse effect on us.

We are required to document and test our internal control over financial reporting pursuant to Section 404 of the United States Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal controls and our independent registered chartered accountants can render an opinion on the effectiveness of our internal controls over financial reporting. Following the acquisition of Aastra, Mitel will need to timely and effectively implement the internal controls necessary to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal controls over financial reporting. Mitel may experience delays in implementing or be unable to implement the required internal financial reporting controls and procedures, which could result in enforcement actions, the assessment of penalties and civil suits, failure to meet reporting obligations and other material and adverse events that could have a negative effect on the market price for Mitel’s common shares. In addition, if our independent registered public accounting firm cannot render an opinion or if material weaknesses in our internal control are identified, we could be subject to regulatory scrutiny and a loss of public confidence.

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

Our stock is publicly traded on The Nasdaq Global Market, or NASDAQ, and the Toronto Stock Exchange, or TSX. At times, the stock price has been volatile. The market price of our common shares may fluctuate significantly in response to numerous factors, many of which are beyond our control and which may be accentuated due to the relatively low average daily trading volume in our common shares. The factors include:

•	failure to successfully integrate the operations of Aastra;

•	fluctuations in the overall stock market;

•	our quarterly operating results;

•	sales of our common shares by principal security holders;

•	the exercise of options and subsequent sales of shares by option holders, including those held by our senior management and other employees;

•	departures of key personnel;

•	future announcements concerning our, or our competitors’, businesses;

•	the failure of securities analysts to cover our company and/or changes in financial forecasts and recommendations by securities analysts;

•	a rating downgrade or other negative action by a ratings organization;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry, or both;

•	general market, economic and political conditions;

•	regulatory developments; and

•	natural disasters, terrorist attacks and acts of war.

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

As at March 7, 2014, Francisco Partners Management, LLC and certain of its affiliates, or the Francisco Partners Group, and Dr. Matthews and certain entities controlled by Dr. Matthews, or the Matthews Group, beneficially controlled approximately 20.7% and 12.6%, respectively, of the voting power of our share capital. Pursuant to a shareholders’ agreement, or the Shareholders’ Agreement, between the Company, the Francisco Partners Group and the Matthews Group dated as of April 27, 2010, the Francisco Partners Group and the Matthews Group collectively have the right to nominate more than 50% of our directors, provided certain criteria are met. The Shareholders’ Agreement also provides that we may not take certain significant actions without the approval of the Francisco Partners Group, so long as they own at least 15% of our outstanding common shares. These actions include:

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

We are incorporated under the laws of Canada, and our principal executive offices are located in Canada. Many of our officers and a majority of our directors named in this Transition Report reside principally in Canada and a substantial portion of our assets and all or a substantial portion of the assets of these persons are located outside the United States. Consequently, it may not be possible for you to effect service of process within the United States upon us or those persons. Furthermore, it may not be possible for you to enforce judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States against us or those persons. There is doubt as to the enforceability in original actions in Canadian courts of liabilities based upon the U.S. federal securities laws, and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2013, we did not own any real property. The following table outlines significant properties that were currently under lease at December 31, 2013:

Location	Purpose	Area(In Square Feet)	Expiration Date of Lease
Ottawa, Canada	Corporate Head Office/Sales/R&D	237,000	April 30, 2021
Ottawa, Canada	Warehouse	18,000	April 30, 2021
Caldicot, United Kingdom	U.K. and EMEA Regional Headquarters	45,000	March 9, 2021
Caldicot, United Kingdom	Warehouse	30,000	March 9, 2021
Reno, NV	Office/Sales	77,000	November 14, 2018
Mesa, AZ	Office/Sales/R&D	83,000	April 30, 2023
Mesa, AZ	Warehouse	38,000	March 31, 2018

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

Our common shares are traded on The Nasdaq Global Market (trading symbol: MITL) and the Toronto Stock Exchange (TSX) (trading symbol: MNW). The following table presents the high and low sale prices on The Nasdaq Global Market for our common shares for the periods indicated:

	High	Low
Year ended April 30, 2011
First Quarter	$12.13	$7.58
Second Quarter	$9.43	$5.11
Third Quarter	$7.77	$4.98
Fourth Quarter	$5.94	$4.01
Year ended April 30, 2012
First Quarter	$5.74	$3.73
Second Quarter	$4.90	$1.92
Third Quarter	$3.88	$2.26
Fourth Quarter	$5.08	$2.71
Year ended April 30, 2013
First Quarter	$5.01	$3.75
Second Quarter	$4.46	$2.44
Third Quarter	$3.98	$2.41
Fourth Quarter	$4.09	$3.27
Transition Year ended December 31, 2013
First Quarter	$5.08	$3.25
Second Quarter	$6.38	$4.26
Third Quarter (to December 31, 2013)	$10.26	$5.64

On March 7, 2014, the last reported sales price of our common shares on The Nasdaq Global Market was $10.32 per share.

The following table presents the high and low sale prices on the TSX for our common stock for the periods indicated (in Canadian dollars):

	High	Low
Year ended April 30, 2013
First Quarter	$4.73	$4.11
Second Quarter	$4.44	$4.25
Third Quarter	$3.89	$2.47
Fourth Quarter	$4.19	$3.37
Transition Year ended December 31, 2013
First Quarter	$5.08	$3.30
Second Quarter	$6.59	$4.50
Third Quarter (to December 31, 2013)	$10.95	$6.13

On March 7, 2014 the last reported sales price of our common shares on the TSX was $11.46 Canadian dollars per share.

Shareholders

As of March 7, 2014, we had 1,386 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by Computershare Investor Services, Inc.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of the end of the Transition Year, (a) the number of securities that could be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards under our equity compensation plans, (b) the weighted average exercise price of outstanding options under such plans, and (c) the number of securities remaining available for future issuance under such plans, excluding securities that could be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security-holders (1)	6,723,231	$5.10	2,097,219
Equity compensation plans not approved by security-holders (2)	515,175	5.16	—

Total	7,238,406	$5.10	2,097,219

(1)	As of December 31, 2013, 7,238,406 common shares were issuable upon exercise of stock options, granted under our employee stock option plan adopted September 7, 2006, or 2006 Equity Incentive Plan, or under inducement stock options not approved by security-holders. An additional 2,097,219 common shares were reserved for issuance under the 2006 Equity Incentive Plan. The aggregate number of common shares that may be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements (including those already issued under the 2006 Equity Incentive Plan) is 10,406,469 common shares, of which options to acquire 6,723,231 common shares are outstanding and options to acquire 1,586,019 common shares have been exercised. Common shares subject to outstanding awards under our 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan.
(2)	Options to acquire 515,175 common shares were granted as inducement options to our CEO, Richard McBee, as a component of his employment compensation. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan, and were approved by our Board of Directors on January 19, 2011.

Item 6.	Selected Financial Data

The following tables present our selected historical consolidated financial and other data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and notes thereto included elsewhere in this Transition Report. Our historical consolidated financial information may not be indicative of our future performance. Our Consolidated Financial Statements are reported in U.S. dollars and have been prepared in accordance with U.S. GAAP.

	Eight Months Ended December 31, 2013	Eight Months Ended December 31, 2012	Fiscal Year Ended April 30,
			2013	2012	2011	2010	2009
		(Unaudited)	(in millions, except per share data)
Consolidated Statement of Operations Data
Revenues	$357.3	$364.7	$576.9	$611.8	$589.3	$599.1	$684.1
Cost of revenues	153.3	164.3	256.3	282.4	281.9	288.6	343.1

Gross margin	204.0	200.4	320.6	329.4	307.4	310.5	341.0

Expenses:
Selling, general and administrative	148.6	146.2	221.0	222.9	212.8	203.6	239.2
Research and development	38.3	37.3	55.7	58.6	61.3	57.6	66.2
Special charges and restructuring costs	14.6	17.5	20.3	17.1	15.5	5.2	23.3
Loss (gain) on litigation settlement	—	1.4	1.5	1.5	1.0	(5.5)	—
Impairment of goodwill	—	—	—	—	—	—	284.5

	201.5	202.4	298.5	300.1	290.6	260.9	613.2

Operating income (loss)	2.5	(2.0)	22.1	29.3	16.8	49.6	(272.2)
Interest expense	(17.1)	(12.3)	(19.7)	(18.8)	(20.0)	(29.8)	(40.1)
Debt and warrant retirement costs	(0.6)	—	(2.6)	—	(0.6)	(1.0)	—
Fair value adjustment on derivative instruments	—	—	—	—	1.0	7.4	100.2
Other income (expense), net	(0.4)	1.2	1.3	(0.7)	0.8	0.9	(0.8)
Income tax recovery	10.1	7.1	8.8	39.4	88.4	9.0	19.2

Net income (loss) from continuing operations	(5.5)	(6.0)	9.9	49.2	86.4	36.1	(193.7)
Net income (loss) from discontinued operations	—	(0.7)	(3.7)	0.6	1.7	1.1	0.2

Net income (loss)	$(5.5)	$(6.7)	$6.2	$49.8	$88.1	$37.2	$(193.5)

Net income (loss) attributable to common shareholders (1)	$(5.5)	$(6.7)	$6.2	$49.8	$88.1	$(107.3)	$(234.5)
Net income (loss) per common share – Basic:
Net income (loss) per share from continuing operations	$(0.10)	$(0.11)	$0.19	$0.92	$1.63	$(7.37)	$(16.39)
Net income (loss) per share from discontinued operations	$—	$(0.01)	$(0.07)	$0.01	$0.03	$0.07	$0.01
Net income (loss) per common share	$(0.10)	$(0.12)	$0.12	$0.93	$1.66	$(7.30)	$(16.38)
Net income (loss) per common share – Diluted:
Net income (loss) per share from continuing operations	$(0.10)	$(0.11)	$0.18	$0.88	$1.54	$(7.37)	$(16.39)
Net income (loss) per share from discontinued operations	$—	$(0.01)	$(0.07)	$0.01	$0.03	$0.07	$0.01
Net income (loss) per common share	$(0.10)	$(0.12)	$0.11	$0.89	$1.57	$(7.30)	$(16.38)
Other Financial Data
Adjusted EBITDA (3):
Adjusted EBITDA from continuing operations	$46.2	$43.9	$85.0	$86.9	$73.5	$88.2	$78.4
Adjusted EBITDA from discontinued operations	—	(1.2)	(1.3)	1.1	2.6	1.6	0.3

Adjusted EBITDA	$46.2	$42.7	$83.7	$88.0	$76.1	$89.8	$78.7

Consolidated Balance Sheet Data
Cash and cash equivalents	$40.2	$70.2	$69.0	$78.7	$73.9	$76.6	$28.4
Total assets	$620.5	$660.0	$656.4	$687.2	$672.2	$641.0	$623.1
Total debt, including capital leases	$269.5	$313.3	$288.1	$311.8	$323.3	$349.8	$454.8
Redeemable shares (2)	$—	$—	$—	$—	$—	$—	$249.5
Common shares	$814.9	$810.3	$810.4	$809.4	$805.5	$802.8	$277.8
Warrants	$39.1	$39.1	$39.1	$55.6	$55.6	$55.6	$56.6
Total shareholders’ equity (deficiency)	$118.4	$89.4	$84.0	$89.8	$49.5	$(54.9)	$(430.1)

(1)	Net loss attributable to common shareholders for fiscal 2009 and fiscal 2010 includes the effect of then-outstanding preferred shares.
(2)	The redeemable shares consisted of 0.3 million Class 1 Preferred Shares. The Class 1 Preferred Shares were converted into common shares in conjunction with the April 2010 Initial Public Offering (“IPO”).
(3)	Adjusted EBITDA:

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Eight Months Ended December 31, 2013	Eight Months Ended December 31, 2012	Year Ended April 30,
			2013	2012	2011	2010	2009
		(Unaudited)	(in millions)
Net income (loss)	$(5.5)	$(6.7)	$6.2	$49.8	$88.1	$37.2	$(193.5)
Net loss (income) from discontinued operations	—	0.7	3.7	(0.6)	(1.7)	(1.1)	(0.2)

Net income (loss) from continuing operations	(5.5)	(6.0)	9.9	49.2	86.4	36.1	(193.7)
Adjustments:
Amortization and depreciation	25.5	22.6	35.8	33.4	34.0	34.4	38.0
Stock-based compensation	3.1	2.8	4.2	4.8	4.7	3.3	2.4
Special charges and restructuring costs	14.6	17.5	20.3	17.1	15.5	5.2	23.3
Loss (gain) on litigation settlement	—	1.4	1.5	1.5	1.0	(5.5)	—
Interest expense	17.1	12.3	19.7	18.8	20.0	29.8	40.1
Debt and warrant retirement costs	0.6	—	2.6	—	0.6	1.0	—
Fair value adjustment on derivative instruments	—	—	—	—	(1.0)	(7.4)	(100.2)
Other	0.4	—	—	—	—	—	—
Foreign exchange loss (gain)	0.5	0.4	(0.2)	1.5	0.7	0.3	3.2
Income tax recovery	(10.1)	(7.1)	(8.8)	(39.4)	(88.4)	(9.0)	(19.2)
Impairment of goodwill	—	—	—	—	—	—	284.5

Adjusted EBITDA from continuing operations	46.2	43.9	85.0	86.9	73.5	88.2	78.4
Adjusted EBITDA from discontinued operations (1)	—	(1.2)	(1.3)	1.1	2.6	1.6	0.3

Adjusted EBITDA	$46.2	$42.7	$83.7	$88.0	$76.1	$89.8	$78.7

(1)	The reconciliation of net income from discontinued operations to Adjusted EBITDA from discontinued operations for the eight months ended December 31, 2012 and the years ended April 30, 2012 through April 30, 2009 consists of an adjustment for income tax expense (recovery) of ($0.5) million, $0.5 million, $0.9 million, $0.5 million and $0.1 million, respectively. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the year ended April 30, 2013 consists of special charges and restructuring costs of $1.6 million, non-cash impairment of goodwill of $1.9 million and income tax recovery of $1.1 million.

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

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included elsewhere in this Transition Report. All amounts are expressed in U.S. dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in this Transition Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Acquisition of Aastra in January 2014

On January 31, 2014, Mitel completed the acquisition of Aastra Technologies Limited (“Aastra”). Aastra is a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately CAD $600 million for the year ended December 31, 2013, of which approximately 75% are generated in Europe. Mitel acquired all of the outstanding Aastra common shares in exchange for $80.0 million cash as well as the issuance of 44.2 million Mitel common shares. In conjunction with the acquisition, Mitel refinanced its existing credit facilities with a $355.0 million term loan and an undrawn revolving facility of $50.0 million.

As a result of the acquisition, in order to align fiscal periods, Mitel has changed its fiscal year end from April 30 to December 31. As the acquisition of Aastra was completed subsequent to our new fiscal year end of December 31, 2013, the below management discussion and analysis is focused primarily on the results of Mitel, excluding any effect of the Aastra transaction.

Overview

Mitel is a global provider of business communications and collaboration software and services. Our communications solutions meet the needs of customers in over 100 countries. Mitel operates as three business units; Mitel Communications Solutions (or MCS), Mitel NetSolutions (or NetSolutions) and Other.

MCS

MCS provides a wide range of unified communication and collaboration (or UCC) solutions to organizations of all types and sizes worldwide. While generally focused on the small-to-medium sized enterprise (or SME) market, we also have a strong and growing presence in the large enterprise market with a portfolio of products which supports up to 65,000 users. Our IP-based communications solutions consist of a combination of cloud- and premises-based IP telephony platforms, which we deliver as software, appliances and desktop devices, and a suite of UCC applications that integrate voice, video and data communications with business applications. We refer to these IP telephony platforms and UCC applications as integrated communications solutions. We believe that our solutions, which may include associated managed and network services, enable our customers to realize significant cost benefits and to conduct their business more effectively.

We have invested heavily in the research and development (or R&D) of our IP-based communications solutions to take advantage of the telecommunications industry shift from traditional PBX systems to IP-based cloud and premises-based communications solutions. Our R&D has produced a global portfolio of over 1,700 patents and pending applications, and provides us with the expertise to anticipate market trends and meet the current and future needs of our customers. We believe our early and sustained R&D investment in IP-based communications solutions has positioned us well to capitalize on the industry shift to IP-based communications solutions.

NetSolutions

NetSolutions is a U.S.-based communications service provider. We focus on delivering leading telecommunications solutions to businesses with the following services:

•	MiCloud Business, a turnkey cloud-based service that enables business customers to fulfill their communications requirements without the need to own and maintain a traditional phone system;

•	Mitel Mobile Solutions, providing business-class 3G and 4G wireless voice, text and Internet services on a nationwide network; and

•	Mitel NetSolutions Voice and Data, Mitel’s Competitive Local Exchange Carrier (“CLEC”), which provides businesses with voice and data communication services in all 50 U.S. states.

Other

Our Other division sells products and related services that complement the Company’s core unified communications offering.

Significant Events and Recent Developments

Acquisition of Aastra and Refinancing of Credit Agreement – January 2014

In January 2014, Mitel completed the acquisition of Aastra. In conjunction with the acquisition, Mitel refinanced its existing credit facilities. Further details of the acquisition are described in the “Acquisition of Aastra in January 2014” section, above.

Optional Prepayment of Debt – November 2013

In November 2013, we made an optional prepayment of $20.0 million against our then outstanding first lien term loan. This prepayment reduced future mandatory first lien term loan principal payments.

Acquisition of prairieFyre – June 2013

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

Sale of DataNet – March 2013

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

Refinancing of Credit Agreement – February 2013

In February 2013, we completed a refinancing of our senior long-term debt by entering into new credit agreements, consisting of an undrawn $40.0 million first lien revolving credit facility, a $200.0 million first lien term loan and an $80.0 million second lien term loan (the “February 2013 Credit Facilities”). Proceeds of $276.4 million from the February 2013 Credit Facilities (net of original issue discount of $3.6 million), along with $36.4 million of cash on hand, were used to repay the remaining $174.0 million outstanding first lien term loan and $130.0 million outstanding second lien term loan (the “Prior Credit Facilities”), as well as fees and expenses related to the transaction. In January 2014 we refinanced our credit facilities in connection with the Aastra transaction, as described above.

Reorganization of Business – May 2011

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

Operating Results

Our revenues for the eight months ended December 31, 2013 were $357.3 million, as compared to $364.7 million for the eight months ended December 31, 2012. The decrease in revenues is due primarily to lower sales from our MCS segment due to lower volumes in most geographies as management adjusted its focus to the new calendar-based fiscal quarters. Our operating income increased to $2.5 million for the eight months ended December 31, 2013 from a loss of $2.0 million for the eight months ended December 31, 2012 as a higher gross margin percentage was partially offset by lower revenues, as described below.

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

Revenues and Cost of Revenues – NetSolutions

NetSolutions Voice and Data and Mitel Mobile Solutions primarily provide voice and data network services and wireless services to business customers on our partners’ nationwide networks, which we bill on a monthly basis. Revenues from network services are recognized as the services are provided. Cost of revenues from network services are recognized as the costs are incurred.

MiCloud Business is a cloud-based communication solution. Product revenues, generally from the sales of IP phones, are recognized at the time of delivery, in accordance with the contract terms. Service revenues, generally a recurring monthly fee for unified communications software and, in certain cases, data network services, are recognized as the service is provided.

Revenues and Cost of Revenues – Other

Other revenues include product revenues, recognized when the risk and rewards have transferred to the customer, and service revenues, recognized as the services are provided.

Sales, General and Administrative Expenses (“SG&A”)

SG&A expenses consist primarily of costs relating to our sales and marketing activities, including salaries and related expenses, advertising, trade shows and other promotional activities and materials, administrative and finance functions, legal and professional fees, insurance and other corporate and overhead expenses. Depreciation of property and equipment relating to SG&A activities is also included. SG&A also includes significant amounts recorded for the amortization of purchased intangible assets from prior acquisitions.

Research and Development Expenses

R&D expenses consist primarily of salaries and related expenses for engineering personnel, materials and consumables and subcontract service costs. Depreciation and amortization of R&D assets are included in R&D expenses.

Special Charges and Restructuring Costs

Special charges and restructuring costs are primarily driven by restructuring activities, product line exits and other charges undertaken to improve our operational efficiency as well as acquisition and integration-related costs. Restructuring costs consist primarily of workforce reduction costs and lease termination obligations. We reassess the accruals at each reporting period to reflect changes in the timing or amount of estimated restructuring and termination costs on which the original estimates were based. New restructuring accruals or reversals of previous accruals are recorded in the period of change. Acquisition-related costs consist primarily of direct incremental costs incurred related to diligence activities or closing costs for acquisitions and potential acquisitions. Integration-related costs consist primarily of direct incremental costs incurred related to integrating acquisitions into the operations of Mitel, after acquisition. Acquisition and integration-related costs are expensed in the period incurred.

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

Results of Operations—Eight Months Ended December 31, 2013 Compared to Eight Months Ended December 31, 2012

In connection with the Aastra Acquisition, Mitel changed its fiscal year end from April 30th to December 31st.

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Eight Months Ended December 31,				Change
	2013		2012 (unaudited)
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$357.3	100.0%	$364.7	100.0%	$(7.4)	(2.0)
Cost of revenues	153.3	42.9%	164.3	45.1%	(11.0)	(6.7)

Gross margin	204.0	57.1%	200.4	54.9%	3.6	1.8

Selling, general and administrative	148.6	41.6%	146.2	40.1%	2.4	1.6
Research and development	38.3	10.7%	37.3	10.2%	1.0	2.7
Special charges and restructuring costs	14.6	4.1%	17.5	4.8%	(2.9)	(16.6)
Loss on litigation settlement	—	—	1.4	0.4%	(1.4)	+

	201.5	56.4%	202.4	55.5%	(0.9)	(0.4)

Operating income (loss)	2.5	0.7%	(2.0)	(0.5)%	4.5	+
Interest expense	(17.1)	(4.8)%	(12.3)	(3.4)%	(4.8)	39.0
Debt retirement costs	(0.6)	(0.2)%	—	—	(0.6)	+
Other income (expense)	(0.4)	(0.1)%	1.2	0.3%	(1.6)	+
Income tax recovery	10.1	2.8%	7.1	1.9%	3.0	+

Net loss from continuing operations	(5.5)	(1.5)%	(6.0)	(1.6)%	0.5	+
Net loss from discontinued operations	—	—	(0.7)	(0.2)%	0.7	+

Net loss	$(5.5)	(1.5)%	$(6.7)	(1.8)%	$1.2	+

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$46.2	12.9%	$43.9	12.0%	$2.3	5.2
Adjusted EBITDA from discontinued operations	—	—	(1.2)	(0.3)%	1.2	+

Adjusted EBITDA	$46.2	12.9%	$42.7	11.7%	$3.5	8.2

Net loss per common share – Basic and Diluted
Net loss per share from continuing operations	$(0.10)		$(0.11)
Net loss per share from discontinued operations	$—		$(0.01)
Net loss per common share	$(0.10)		$(0.12)

+	The comparison is not meaningful.

Revenues

Our reportable segments are determined in accordance with how our management views and evaluates our business. The following table sets forth revenues both in dollars and as a percentage of total revenues:

	Eight Months Ended December 31,				Change
	2013		2012 (unaudited)
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Mitel Communications Solutions (“MCS”)	$292.2	81.8%	$301.6	82.7%	$(9.4)	(3.1)
NetSolutions	58.3	16.3%	55.2	15.1%	3.1	5.6
Other	6.8	1.9%	7.9	2.2%	(1.1)	(13.9)

	$357.3	100.0%	$364.7	100.0%	$(7.4)	(2.0)

MCS revenues decreased by $9.4 million, or 3.1%, in the eight months ended December 31, 2013 compared to the eight months ended December 31, 2012. The decrease was due to lower volumes in most geographies as management adjusted its focus to the new calendar-based fiscal quarters.

NetSolutions revenues increased by $3.1 million, or 5.6%, in the eight months ended December 31, 2013 compared to the eight months ended December 31, 2012. The increased revenues were driven primarily by sales of MiCloud Business, our retail cloud offering.

Other revenues decreased by $1.1 million, or 13.9%, in the eight months ended December 31, 2013 compared to the eight months ended December 31, 2012. The decrease was primarily due to the timing of projects requiring non-core products.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the periods indicated:

	Eight Months Ended December 31,
	2013		2012 (unaudited)
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Gross Margin	$204.0	57.1%	$200.4	54.9%

Overall gross margin percentage in the eight months ended December 31, 2013 increased by an absolute 2.2% to 57.1% compared to 54.9% for the eight months ended December 31, 2012. The increase was primarily from a stronger gross margin percentage in the MCS segment as a result of the June 2013 prairieFyre acquisition, as discussed in “Significant Events and Recent Developments” under the “Overview” section above.

We expect gross margins from Mitel’s existing businesses to remain consistent in the near term; however, margins could be higher or lower as a result of a number of factors including variations in revenue mix, competitive pricing pressures, foreign currency movements in regions where revenues are denominated in currencies other than the U.S. dollar, utilization of our professional services personnel and efficiencies in installing our products, and global economic conditions, among other factors. Mitel’s consolidated gross margin is expected to change as a result of the acquisition of Aastra, as discussed in “Significant Events and Recent Developments” under the “Overview” section above.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 41.6% of revenues in the eight months ended December 31, 2013 from 40.1% in the eight months ended December 31, 2012, an increase of $2.4 million in absolute dollars. Our SG&A expenses for the eight months ended December 31, 2013 included certain non-cash charges, most significantly $16.5 million (the eight months ended December 31, 2012 —$15.0 million) for the amortization of acquired intangible assets related to the August 2007 acquisition of Inter-Tel and the June 2013 acquisition of prairieFyre. In addition, SG&A expenses for the eight months ended December 31, 2013 included $3.1 million (the eight months ended December 31, 2012 —$2.8 million) of non-cash compensation expenses associated with employee stock options. The remaining increase in SG&A expenses was largely driven by the June 2013 acquisition of prairieFyre as discussed in “Significant Events and Recent Developments” under the “Overview” section above, partially offset by cost savings as a result of the restructurings completed in August 2012.

We will continue to monitor our cost base closely in an effort to keep our operating expenditures in line with revenue levels achieved in future years. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved and the acquisition of Aastra, as discussed in “Significant Events and Recent Developments” under the “Overview” section above.

Research and Development

R&D expenses in the eight months ended December 31, 2013 increased to 10.7% of revenues compared to 10.2% of revenues for the eight months ended December 31, 2012, an increase of $1.0 million in absolute dollars. The increase was due to the June 2013 acquisition of prairieFyre, as discussed in “Significant Events and Recent Developments” under the “Overview” section above, partially offset by cost savings as a result of the restructurings completed in August 2012.

We have historically invested heavily in R&D, consistent with an aggressive R&D investment strategy which we believe has positioned us well with a broad range of feature-rich, scalable, standards-based and interoperable IP-based communications solutions. Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved as well as the acquisition of Aastra, as discussed in under the “Acquisition of Aastra in January 2014” section above.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $14.6 million in the eight months ended December 31, 2013. The charges consisted of $8.0 million of restructuring-related expenses, primarily for headcount reductions, consisting of the termination of approximately 75 employees, and lease termination obligations in North America as we reduced our cost structure, as well as $6.6 million of acquisition and integration activity, including costs relating to the acquisitions of Aastra and prairieFyre, as discussed in “Significant Events and Recent Developments” under the “Overview” section above.

We recorded special charges and restructuring costs of $17.5 million in the eight months ended December 31, 2012. The charges consisted of $11.8 million of restructuring-related actions, primarily headcount reductions and additional lease termination obligations, as well as $5.7 million of acquisition costs relating to diligence costs during exclusive negotiations with a third party relating to a potential acquisition that was not consummated. The restructuring costs for the eight months ended December 31, 2012 primarily related to actions taken in August 2012 when, in response to macro-economic concerns, we implemented a restructuring plan that included the termination of approximately 200 employees, primarily in the U.S., as well as the closure of excess facilities.

At December 31, 2013, our remaining workforce reduction liability of $1.7 million consists primarily of salary and related benefits expected to be paid within one year. Our remaining lease termination obligations liability will be reduced over the remaining term of the leases, with $3.2 million of the outstanding $5.4 million balance expected to be paid within one year.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies, in particular relating to the integration of Aastra, as discussed in “Significant Events and Recent Developments” under the “Overview” section above. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Operating Income (Loss)

We reported operating income of $2.5 million for the eight months ended December 31, 2013 compared to an operating loss of $2.0 million for the eight months ended December 31, 2012. The increase was primarily due to a higher gross margin percentage in our MCS segment, which were partially offset by lower revenues.

Non-Operating Expenses

Interest Expense

Interest expense was $17.1 million for the eight months ended December 31, 2013 compared to $12.3 million for the eight months ended December 31, 2012. Our interest expense for the eight months ended December 31, 2012 relates predominantly to our prior credit facilities that bore interest based on the LIBOR, plus an applicable margin. Our interest expense for the eight months ended December 31, 2013 relates to the February 2013 Credit Facilities (as discussed in “Significant Events and Recent Developments” under the “Overview” section above) that bear interest based on the LIBOR (subject to a 1.25% floor), plus an applicable margin. The increase in interest expense is primarily due to a LIBOR floor and a higher applicable margin in the February 2013 Credit Facilities as compared to the prior credit facilities, which more than offset the effect of lower debt levels due to debt repayments.

For the eight months ended December 31, 2013, the average LIBOR applicable to our credit agreements was 0.3% and, as a result, the LIBOR floor was applicable (eight months ended December 31, 2012 —0.4%, with no LIBOR floor).

Our interest expense may fluctuate from period to period depending on the movement in the LIBOR, when the LIBOR is above the 1.25% floor in our February 2013 Credit Facilities.

Other Income (Expense)

Other expense of $0.4 million was recorded for the eight months ended December 31, 2013 compared to other income of $1.2 million for the eight months ended December 31, 2012. The other expense for the eight months ended December 31, 2013 was due to a loss on foreign exchange and a one-time $0.4 million charge related to the acquisition of prairieFyre, partially offset by interest income and amortization of a deferred gain on the sale of land and building in the U.K.. Other income for the eight months ended December 31, 2012 was due to interest income and amortization of a deferred gain on the sale of land and building in the U.K., partially offset by a loss on foreign exchange.

Income Tax Recovery

We recorded a net tax recovery of $10.1 for the eight months ended December 31, 2013 and a net tax recovery of $7.1 million for the eight months ended December 31, 2012. The tax recoveries were due primarily to research and development tax credits, primarily in Canada.

At December 31, 2013 and December 31, 2012, we assessed the likelihood of the Company’s future taxable income and determined there was no significant change from April 30, 2013 and April 30, 2012, respectively. At December 31, 2013, there continues to be a valuation allowance of $26.5 million (April 30, 2013 —$35.3 million) against deferred tax assets, primarily in the U.K. Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

Net Loss from Continuing Operations

Our net loss from continuing operations for the eight months ended December 31, 2013 was $5.5 million compared to $6.0 million for the eight months ended December 31, 2012. The decrease in net loss from continuing operations was due to a higher gross margin percentage and higher tax recovery, which was partially offset by lower revenues and higher interest expense.

Net Loss from Discontinued Operations

The DataNet business unit was sold in March 2013 (as discussed in “Significant Events and Recent Developments” under the “Overview” section above). As a result, the operations of DataNet have been reported on the consolidated statements of operations as discontinued operations up to the date of sale. The following table provides information on the operations of DataNet for the periods presented, in millions:

Eight Months Ended December 31, 2012
Revenues	$33.0

Loss from discontinued operations, before taxes	$(1.2)
Income tax recovery	0.5

Loss from discontinued operations, net of tax	$(0.7)

Net Loss

Our net loss for the eight months ended December 31, 2013 was $5.5 million compared to $6.7 million for the eight months ended December 31, 2012. The decrease in net loss was due to lower net loss from continuing operations and from discontinued operations.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $46.2 million for the eight months ended December 31, 2013 compared to $42.7 million for the eight months ended December 31, 2012, an increase of $3.5 million. This increase was driven by a higher gross margin percentage, partially offset by lower revenues.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, see Item 6, “Selected Financial Data”.

Results of Operations—Year Ended April 30, 2013 Compared to Year Ended April 30, 2012

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

MCS revenues decreased by $34.4 million, or 6.7%, for the year ended April 30, 2013 compared to the year ended April 30, 2012 due primarily to lower volumes across most geographies as a result of a challenging macro-economic environment. In addition, approximately $4.6 million, or an absolute 0.8% of the decrease in revenues was due to unfavorable movements in foreign exchange rates primarily as a result of a 6.7% lower Euro-to-U.S. dollar average exchange rate for the year ended April 30, 2013 compared to the year ended April 30, 2012.

NetSolutions revenues increased by $3.2 million, or 4.0%, for the year ended April 30, 2013 compared to the year ended April 30, 2012 due to increased sales of our MiCloud Business cloud-based solution.

Other revenues decreased by $3.7 million, or 23.0%, for the year ended April 30, 2013 compared to the year ended April 30, 2012. The decrease in revenues was due primarily to the completion of a non-core managed service contract at the end of the second quarter of the year ended April 30, 2012.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the periods indicated:

	Year ended April 30,
	2013		2012
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Gross Margin	$320.6	55.6%	$329.4	53.8%

Gross margin percentage for the year ended April 30, 2013 increased by an absolute 1.8% to 55.6% compared to 53.8% for the year ended April 30, 2012 primarily from stronger gross margins in the MCS segment due to lower product costs as well as improved product mix as our sales mix continues to trend towards higher margin software products. Gross margin percentages in the NetSolutions segment and Other segment were relatively unchanged for the year ended April 30, 2013 compared to the year ended April 30, 2012.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 38.3% of revenues for the year ended April 30, 2013 compared to 36.4% of revenues for the year ended April 30, 2012, a decrease of $1.9 million in absolute dollars. Our SG&A expenditures for the year ended April 30, 2013 included certain non-cash charges, most significantly $22.3 million (year ended April 30, 2012 —$22.3 million) for the amortization of intangible assets related to the August 2007 acquisition of Inter-Tel. In addition, for the year ended April 30, 2013, SG&A included $4.2 million (year ended April 30, 2012 —$4.8 million) of non-cash compensation expenses associated with employee stock options.

The decrease in SG&A in absolute dollars was largely driven by lower headcount as a result of the restructuring activities during the year. SG&A expenses as a percentage of revenues increased for the year ended April 30, 2013 compared to the year ended April 30, 2012 due to lower revenues.

Research and Development

R&D expenses increased to 9.7% of revenues for the year ended April 30, 2013 compared to 9.6% of revenues for the year ended April 30, 2012, a decrease of $2.9 million in absolute dollars. The decrease in absolute dollars was driven primarily by a reduction in costs from the closure of a research and development facility in Ireland during the second quarter of the year ended April 30, 2012.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $20.3 million for the year ended April 30, 2013 consisting of $14.6 million relating to restructuring actions taken to lower our operating cost structure and $5.7 million for acquisition-related costs.

During the third quarter of the year ended April 30, 2013, we incurred $5.7 million of diligence costs during exclusive negotiations with a third party relating to a potential acquisition that was not consummated.

The special charges and restructuring costs for the year ended April 30, 2013 primarily related to restructuring actions taken in the second quarter of the year ended April 30, 2013. In response to macro-economic concerns, in August 2012, we implemented a restructuring plan that included the termination of approximately 200 employees, primarily in the U.S., as well as the closure of excess facilities.

We recorded special charges and restructuring costs of $17.1 million in for the year ended April 30, 2012 as a result of actions taken to lower our operating cost structure. We incurred a net charge of $3.4 million related to the closure of a research and development facility in Ireland. The closure resulted in lease termination obligations and other charges of $2.2 million and workforce reduction related charges of $3.2 million primarily for the termination of approximately 50 people. In addition, as a result of the closure of this facility, $2.0 million of income was recorded, net against special charges and restructuring costs, related to currency translation adjustments that had previously been deferred through other comprehensive income. The remaining special charges and restructuring costs for the year ended April 30, 2012 consist of lease termination obligations and other charges of $7.6 million and workforce reduction related charges of $6.1 million for approximately 200 people. These costs were incurred primarily in the U.S., the U.K. and Canada largely as a result of the May 2011 reorganization of the business as described in “Significant Events and Recent Developments” under the “Overview” section above.

Operating Income

We reported operating income of $22.1 million for the year ended April 30, 2013 compared to operating income of $29.3 million for the year ended April 30, 2012. The decrease was primarily due to lower revenues, which were partially offset by a higher gross margin percentage in our MCS segment, and lower operating expenses.

Non-Operating Expenses

Interest Expense

Interest expense was $19.7 million for the year ended April 30, 2013 compared to $18.8 million for the year ended April 30, 2012. Our interest expense for the year ended April 30, 2012 and the first 10 months of the year ended April 30, 2013 relates predominantly to our Prior Credit Facilities that bore interest based on the LIBOR, plus an applicable margin. Our interest expense for the last two months of the year ended April 30, 2013 relates to our February 2013 Credit Facilities (as discussed in “Significant Events and Recent Developments” under the “Overview” section above) that bear interest based on the LIBOR (subject to a 1.25% floor), plus an applicable margin. The increase in interest expense is primarily due to a LIBOR floor and a higher applicable margin in the February 2013 Credit Facilities as compared to the Prior Credit Facilities, which more than offset the effect of lower debt levels due to debt repayments.

For the year ended April 30, 2013, the average LIBOR applicable to our credit agreements remained unchanged at 0.4%, (year ended April 30, 2012 —0.4%).

Debt Retirement Costs

In the fourth quarter of the year ended April 30, 2013, we repaid all amounts outstanding under Prior Credit Facilities (as discussed in “Significant Events and Recent Developments” under the “Overview” section above). As a result, we recorded an expense of $2.6 million primarily for unamortized debt issue costs relating to our Prior Credit Facilities.

In the first quarter of the year ended April 30, 2012, we repaid $12.3 million under our Prior Credit Facilities repayment. This repayment did not result in any significant write-off of unamortized financing charges.

Other Income (Expense)

For the year ended April 30, 2013, we recorded other income of $1.3 million compared to other expenses of $0.7 million during the year ended April 30, 2012. The other income for the year ended April 30, 2013 was due to interest income, amortization of a deferred gain on the sale of land and building in the U.K., and a gain on foreign exchange. Other expense for the year ended April 30, 2012 was due to a loss on foreign exchange, partially offset by interest income and amortization of a deferred gain on the sale of land and building in the U.K.

Income Tax Recovery

For the year ended April 30, 2013, we assessed the likelihood of the Company’s future taxable income and determined there was no significant change from April 30, 2012. For the year ended April 30, 2012, we assessed the likelihood of the Company’s future taxable income and, largely as a result of increased taxable income during the year ended April 30, 2012, we relieved a valuation allowance relating to deferred tax assets primarily in Canada of $35.4 million.

Excluding the effect of changes in valuation allowance, we recorded a net tax recovery of $8.3 for the year ended April 30, 2013 and a net tax recovery of $4.0 million for the year ended April 30, 2012. The tax recoveries were due primarily to research and development tax credits.

Net Income from Continuing Operations

Our net income from continuing operations for the year ended April 30, 2013 was $9.9 million compared to $49.2 million for the year ended April 30, 2012. The decrease in net income from continuing operations was due to a lower tax recovery and lower revenues, which was partially offset by a higher gross margin percentage and lower operating expenses.

Net Income from Discontinued Operations

The DataNet business unit was sold in March 2013 (as discussed in “Significant Events and Recent Developments” under the “Overview” section above). As a result, the operations of DataNet have been reported on the consolidated statements of operations as discontinued operations up to the time of sale. The following table provides information on the operations of DataNet for the periods presented, in millions:

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

Net Income

Our net income for the year ended April 30, 2013 was $6.2 million compared to net income of $49.8 million for the year ended April 30, 2012. The decrease in net income was due to a lower tax recovery and lower revenues, which was partially offset by a higher gross margin percentage and lower operating expenses.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $83.7 million for the year ended April 30, 2013 compared to $88.0 million for the year ended April 30, 2012, a decrease of $4.3 million. This decrease was driven by lower gross margin from lower revenues, partially offset by a higher gross margin percentage and lower operating expenses.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, see Item 6, “Selected Financial Data”.

Results of Operations—Year Ended April 30, 2012 Compared to Year Ended April 30, 2011

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

MCS revenues increased by $23.7 million, or 4.8%, for the year ended April 30, 2012 compared to the year ended April 30, 2011 due primarily to stronger volumes in the U.S., Canada and the U.K. In addition, a portion of the increase in revenues in the U.K. was due to favorable movements in foreign exchange rates. In the U.S., as a result of our business reorganization, we saw increased revenues through our channel partners. This growth was partially offset by an expected decrease in revenues from our direct business.

NetSolutions revenues increased by $2.2 million, or 2.8%, for the year ended April 30, 2012 compared to the year ended April 30, 2011 due to an increase in spending per customer.

Other revenues decreased by $3.4 million, or 17.4%, for the year ended April 30, 2012 compared to the year ended April 30, 2011. The decrease in revenues was due primarily to the completion of a non-core managed service contract at the end of the second quarter of the year ended April 30, 2012.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues, for the periods indicated:

	Year ended April 30,
	2012		2011
	Gross Margin	Gross Margin %	Gross Margin	Gross Margin %
	(in millions, except percentages)
Gross Margin	$329.4	53.8%	$307.4	52.2%

Gross margin percentage for the year ended April 30, 2012 increased by an absolute 1.6% to 53.8% compared to 52.2% for the year ended April 30, 2011 primarily from stronger gross margins in the MCS segment due to product mix as our sales mix continues to trend towards higher margin software products. Gross margin percentages in the NetSolutions segment and Other segment were relatively unchanged for the year ended April 30, 2012 compared to the year ended April 30, 2011.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 36.4% of revenues for the year ended April 30, 2012 compared to 36.1% of revenues for the year ended April 30, 2011, a change of $10.1 million in absolute dollars. Our SG&A expenditures for the year ended April 30, 2012 included certain non-cash charges, most significantly $22.3 million (year ended April 30, 2011 —$22.3 million) for the amortization of intangible assets related to the August 2007 acquisition of Inter-Tel. In addition, SG&A included $4.8 million (year ended April 30, 2011 —$4.7 million) of non-cash compensation expenses associated with employee stock options.

SG&A expenses as a percentage of revenues increased for the year ended April 30, 2012 compared to the year ended April 30, 2011 primarily due to higher selling and marketing expenses and higher compensation costs. The higher compensation costs were driven by higher variable compensation resulting from the increase in revenue and gross margin coupled with the elimination of the reduced work-week program during the year ended April 30, 2011.

Research and Development

R&D expenses for the year ended April 30, 2012 decreased to 9.6% of revenues compared to 10.4% of revenues for the year ended April 30, 2011, a decrease of $2.7 million in absolute dollars. The decrease was driven by a reduction in costs from the closure of a research and development facility in Ireland during the second quarter of the year ended April 30, 2012. Our remaining investment level in R&D remained relatively consistent.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $17.1 million for the year ended April 30, 2012 as a result of actions taken to lower our operating cost structure. We incurred a net charge of $3.4 million related to the closure of a research and development facility in Ireland. The closure resulted in lease termination obligations and other charges of $2.2 million and workforce reduction related charges of $3.2 million primarily for the termination of approximately 50 people. In addition, as a result of the closure of this facility, $2.0 million of income was recorded, net against special charges and restructuring costs, related to currency translation adjustments that had previously been deferred through other comprehensive income. The remaining special charges and restructuring costs for the year ended April 30, 2012 consist of lease termination obligations and other charges of $7.6 million and workforce reduction related charges of $6.1 million for approximately 200 people. These costs were incurred primarily in the U.S., the U.K. and Canada largely as a result of the reorganization of the business as described in “Significant Events and Recent Developments” under the “Overview” section above.

We recorded special charges and restructuring costs of $15.5 million for the year ended April 30, 2011 as a result of actions taken to lower our operating cost structure. The components of the special charges consisted of $10.2 million of employee severance and benefits incurred in the termination of approximately 100 employees around the world and $5.3 million related to additional lease terminations and accreted interest on lease terminations.

Operating Income

We reported operating income of $29.3 million for the year ended April 30, 2012 compared to operating income of $16.8 million for the year ended April 30, 2011. The increase was primarily due to higher revenues and gross margin percentage in our MCS segment, partially offset by higher SG&A expenses, as described above.

Non-Operating Expenses

Interest Expense

Interest expense was $18.8 million for the year ended April 30, 2012 compared to $20.0 million for the year ended April 30, 2011. Our interest expense relates predominantly to two credit agreements bearing interest based on LIBOR that were entered into to finance a portion of the Inter-Tel acquisition in August 2007. The decrease in interest expense was primarily due to lower debt balances during the period as a result of the $25.0 million prepayment of our first lien term loan made in the fourth quarter of the year ended April 30, 2011 and a $12.3 million repayment made in the first quarter of the year ended April 30, 2012 (as discussed in “Significant Events and Recent Developments” under the “Overview” section above).

For the year ended April 30, 2012, the average LIBOR applicable to our credit agreements remained unchanged at 0.4% (year ended April 30, 2011 —0.4%).

Debt Retirement Costs

In the fourth quarter of the year ended April 30, 2011, we prepaid an additional $25.0 million of our outstanding first lien term loan, at par. As a result, we expensed $0.2 million of unamortized deferred financing charges and $0.4 million of related expenses. The $12.3 million repayment made in the first quarter of the year ended April 30, 2012 did not result in any significant write-off of unamortized financing charges.

Income Tax Recovery

For the year ended April 30, 2012, we recorded a net tax benefit of $4.0 million on continuing operations excluding changes in the valuation allowance compared with $1.2 million for the year ended April 30, 2011. The tax recoveries were due primarily to the utilization of tax credits not previously recognized partially offset by income taxes on current year earnings.

For the year ended April 30, 2011, based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the previous 36 months and forecasted income (excluding non-recurring items), we determined that it was more-likely-than-not that the Company would realize a benefit from a significant portion of its deferred tax assets in Canada. As a result, we relieved a valuation allowance of $87.2 million primarily relating to the deferred tax assets in Canada.

For the year ended April 30, 2012, we reassessed the likelihood of the Company’s future taxable income and, largely as a result of increased taxable income during the year ended April 30, 2012, we relieved an additional valuation allowance relating to deferred tax assets primarily in Canada of $35.4 million.

Net Income from Continuing Operations

Our net income from continuing operations for the year ended April 30, 2012 was $49.2 million compared to $86.4 million for the year ended April 30, 2011. The net income from continuing operations for the year ended April 30, 2012 was driven by an increase in revenues and gross margin as well as the tax recovery, as described above. The net income from continuing operations for the year ended April 30, 2011 was driven primarily by the tax recovery, as described above.

Net Income from Discontinued Operations

The DataNet business unit was sold in March 2013 (as discussed in “Significant Events and Recent Developments” under the “Overview” section above). As a result, the operations of DataNet have been reported on the consolidated statements of operations as discontinued operations up to the time of sale. The following table provides information on the operations of DataNet for the periods presented:

	Year ended April 30,
	2012	2011
Revenues	$57.9	$60.4

Income from discontinued operations, before taxes	$1.1	$2.6
Income tax expense	(0.5)	(0.9)

Net income from discontinued operations, net of tax	$0.6	$1.7

Our net income from discontinued operations for the year ended April 30, 2012 was $0.6 million compared to net income from discontinued operations of $1.7 million for the year ended April 30, 2011. The decrease in net income from discontinued operations was driven by lower revenues, including through our direct business as a result of our new go-to-market model.

Net Income

Our net income for the year ended April 30, 2012 was $49.8 million compared to net income of $88.1 million for the year ended April 30, 2011. The decrease in net income was due to a lower tax recovery for the year ended April 30, 2012, which was partially offset by stronger sales and gross margin percentage for the year ended April 30, 2012 when compared to the year ended April 30, 2011.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $88.0 million for the year ended April 30, 2012 compared to $76.1 million for the year ended April 30, 2011, an increase of $11.9 million. This increase was driven by higher gross margin from higher revenues and a higher gross margin percentage in our MCS segment, partially offset by higher SG&A expenses.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, see Item 6, “Selected Financial Data”.

Cash Flows—Comparison of Eight Months Ended December 31, 2013 to Twelve Months Ended April 30, 2013

Below is a summary of comparative results of cash flows and a more detailed discussion of results for the eight months ended December 31, 2013 and twelve months ended April 30, 2013.

	Eight Months Ended December 31, 2013	Twelve Months Ended April 30, 2013	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$17.7	$44.0	$(26.3)
Investing activities	(26.0)	(11.6)	(14.4)
Financing activities	(21.9)	(41.1)	19.2
Effect of exchange rate changes on cash and cash equivalents	1.4	(1.0)	2.4

Decrease in cash and cash equivalents	$(28.8)	$(9.7)	$(19.1)

Cash and cash equivalents, end of year	$40.2	$69.0	$(28.8)

Cash Provided by Operating Activities

Cash generated from operating activities for the eight months ended December 31, 2013 was $17.7 million compared with $44.0 million for the twelve months ended April 30, 2013. The lower cash flows from operations was largely the result of lower operating results due primarily to an eight-month period ending December 31, 2013 compared to a twelve-month period ending April 30, 2013.

Cash Used in Investing Activities

Net cash used for investing activities was $26.0 million for the eight months ended December 31, 2013 compared to net cash used of $11.6 million for the twelve months ended April 30, 2013.

The cash used in investing activities for the eight months ended December 31, 2013 includes $23.1 million for the June 2013 acquisition of prairieFyre consisting of the amount paid of $27.3 million, net of cash and cash equivalents acquired of $4.2 million. The net cash cost for the acquisition was $20.0 million, consisting of the amount paid of $27.3 million, net of cash and cash equivalents acquired of $4.2 million and net of acquired accounts receivable due from Mitel of $3.1 million.

The primary use of cash for the twelve months ended April 30, 2013 was additions to capital assets of $11.8 million. Capital asset additions included significant information technology and facility expenditures that were incurred to drive operational efficiencies.

Cash Used in Financing Activities

For the eight months ended December 31, 2013 net cash used in financing activities was $21.9 million, compared to cash used in financing activities of $41.1 million for the twelve months ended April 30, 2013. For the eight months ended December 31, 2013 cash used in financing activities was driven primarily by a $20.0 million voluntary repayment of our first lien debt in November 2013 (as discussed in “Significant Events and Recent Developments” under the “Overview” section above). For the twelve months ended April 30, 2013 cash used in financing activities was driven primarily by the repayment of our debt in connection with the February 2013 debt refinancing (as discussed in “Significant Events and Recent Developments” under the “Overview” section above).

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $1.4 million for the eight months ended December 31, 2013 (twelve months ended April 30, 2013 —decrease by $1.0 million).

Cash Flows—Comparison of Year Ended April 30, 2013 to Year Ended April 30, 2012

Below is a summary of comparative results of cash flows and a more detailed discussion of results for the years ended April 30, 2013 and April 30, 2012.

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

Cash Provided by Operating Activities

Cash generated from operating activities was $44.0 million for the year ended April 30, 2013 compared with $35.0 million for the year ended April 30, 2012. The increased cash flows from operations was largely the result of favorable changes in non-cash operating assets and liabilities, in particular the collection of accounts receivable and lease-type receivables.

Cash Used in Investing Activities

Net cash used for investing activities was $11.6 million for the year ended April 30, 2013 compared to net cash used of $12.8 million for the year ended April 30, 2012. The primary use of cash for the years ended April 30, 2013 and April 30, 2012 was additions to capital assets of $11.8 million and $13.6 million, respectively. Capital assets additions include significant information technology and facility expenditures that were incurred to drive operational efficiencies.

Cash Used in Financing Activities

For the year ended April 30, 2013 net cash used in financing activities was $41.1 million, compared to cash used in financing activities of $16.6 million for the year ended April 30, 2012. For the year ended April 30, 2013 cash used in financing activities was driven primarily by long-term debt repayments related to the refinancing of our credit facilities in the fourth quarter of the year ended April 30, 2013. The refinancing resulted in a net repayment of long-term debt of $29.8 million. In addition we paid $8.5 million of debt issue costs in connection with the refinancing. For the year ended April 30, 2012 cash used in financing activities was driven primarily by a $12.3 million repayment related to the annual repayment of excess cash flows under the Prior Credit Facilities.

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $1.0 million during the year ended April 30, 2013 (year ended April 30, 2012 —$0.8 million).

Cash Flows—Comparison of Year Ended April 30, 2012 to Year Ended April 30, 2011

Below is a summary of comparative results of cash flows and a more detailed discussion of results for the years ended April 30, 2012 and April 30, 2011.

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

Cash Provided by Operating Activities

Cash generated from operating activities was $35.0 million for the year ended April 30, 2012 compared with $32.5 million for the year ended April 30, 2011. The increased cash flows from operations was the result of stronger operating performance as discussed above under “Results of Operations—Year Ended April 30, 2012 compared to Year Ended April 30, 2011—Operating Income”, partially offset by lower cash flows generated from changes in non-cash operating assets and liabilities due to strong collections from accounts receivable and sales-type leases for the year ended April 30, 2011.

Cash Used in Investing Activities

Net cash used for investing activities was $12.8 million for the year ended April 30, 2012 compared to net cash used of $5.3 million for the year ended April 30, 2011. The primary use of cash for the years ended April 30, 2012 and April 30, 2011 was additions to capital assets of $13.6 million and $6.2 million, respectively. For the year ended April 30, 2012, additions include significant information technology and facility expenditures that have resulted in operational efficiencies.

Cash Used in Financing Activities

For the year ended April 30, 2012 net cash used by financing activities was $16.6 million, compared to cash used by financing activities of $31.4 million for the year ended April 30, 2011. For the years ended April 30, 2012 and April 30, 2011, cash used by financing activities was driven primarily by repayments of long-term debt. The year ended April 30, 2012 includes a $12.3 million repayment related primarily to the annual repayment of excess cash flows, while the year ended April 30, 2011 includes a $25.0 million first lien prepayment made in March 2011.

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $0.8 million for the year ended April 30, 2012 (year ended April 30, 2011 — $1.5 million increase).

Liquidity and Capital Resources

In November 2013, we made a $20.0 million voluntary repayment of our then outstanding first lien debt (as discussed in “Significant Events and Recent Developments” under the “Overview” section above).

As of December 31, 2013, our liquidity consisted primarily of cash and cash equivalents of $40.2 million and an undrawn $40.0 million revolving credit facility that matures in February 2018. In December 2013, we drew $10.0 million on our revolving credit facility, which was subsequently repaid prior to December 31, 2013. At December 31, 2013, we had $258.5 million outstanding under our credit facilities, consisting of a first lien term loan and second lien term loan, and had stated common share capital of $814.9 million.

Subsequent to year-end, in January 2014, we completed the acquisition of Aastra (as discussed in “Significant Events and Recent Developments” under the “Overview” section above). In conjunction with the transaction, we completed a refinancing of our long-term senior debt by entering into new credit facilities (the “January 2014 Credit Facilities”), consisting of an undrawn $50.0 million revolving credit facility and a $355.0 million term loan. Proceeds of $353.0 million from the January 2014 Credit Facilities (net of original issue discount of $2.0 million), along with cash on hand, were used to repay the remaining $258.5 million outstanding on the February 2013 Credit Facilities and for the $80.0 million of cash consideration paid for the acquisition of Aastra, as well as fees and expenses in connection with the refinancing and the acquisition of Aastra.

Our new term loan requires quarterly principal repayments of 0.25% of principal, with the remaining amount repayable at maturity in January 2020. We are also required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the January 2014 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the year. The first annual excess cash flow payment is required be paid within 100 days of December 31, 2014. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the January 2014 Credit Facilities.

The January 2014 Credit Facilities contained affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $50.0 of unrestricted cash) to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”), as specified in the credit facilities, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments and (f) limitations on the payment of dividends. The maximum Leverage Ratio applies to the Company for the period ending June 30, 2014 and for all fiscal quarters thereafter until maturity in January 2020, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
June 30, 2014 through March 31, 2015	3.00:1.00
June 30, 2015 through March 31, 2016	2.50:1.00
June 30, 2016 through March 31, 2017	2.25:1.00
June 30, 2017 and thereafter	2.00:1.00

We have a defined benefit pension plan in place for a number of our past and present employees in the United Kingdom. The plan has been closed to new members since 2001. In November 2012, the remaining members ceased earning credit for new service. At December 31, 2013, the plan had an unfunded pension liability of $57.3 million. The contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the year ending December 31, 2014 was determined to be $5.4 million (£3.2 million), and will increase at an annual rate of 3% for the years ending December 31, 2015 and 2016. In the eight months ending December 31, 2013, we contributed $3.2 million to the U.K. pension plan for deficit funding. We expect to contribute $5.4 million (£3.2 million) for the year ending December 31, 2014 for deficit funding as members no longer earn current service.

Our source for cash in the future is expected to come from existing operations, including the operations of Aastra, and our undrawn revolving credit facility. Our most significant source of cash from operations is expected to be the collection of accounts receivable from customers and the sale of future rental payments associated with sales leases which we provide to our customers to finance their purchases as part of our managed services offering program. The primary use of cash is expected to include funding operating expenses, working capital, restructuring and integration actions, capital expenditures, debt service, income taxes and other contractual obligations.

We believe that, after considering the January 2014 Credit Facilities and the cash acquired as part of the Aastra acquisition, we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on restructuring and integration actions, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2013:

	Payments Due by Year
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Long-term debt obligations (1)	$21.3	$21.3	$21.3	$21.3	$21.3	$272.9	$379.4
Capital lease obligations (2)	5.3	4.5	3.4	1.3	—	—	14.5
Operating lease obligations (3)	12.2	11.4	10.5	9.7	8.7	14.8	67.3
Defined benefit pension plan contributions (4)	5.4	5.5	5.7	—	—	—	16.6
Other (5)	4.2	3.4	—	—	—	—	7.6

Total	$48.4	$46.1	$40.9	$32.3	$30.0	$287.7	$485.4

(1)	Represents the principal balance and interest payments for the first and second lien term loans outstanding at December 31, 2013, without considering the January 2014 refinancing. Interest on the first and second lien term loans is based on LIBOR plus 5.75%, and LIBOR plus 9.75%, with LIBOR subject to a 1.25% floor. For the purposes of estimating LIBOR, the greater of the average 3-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.25%) has been used. No amount is included in fiscal 2014 and thereafter for potential repayments relating to excess cash flows as an estimate is not practical, as the debt was repaid in January 2014 in connection with the Aastra transaction.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these loans range from 5.4% to 9.0%, as described in our consolidated financial statements.
(3)	Operating lease obligations consist primarily of base rent and exclude payments to be received by us under sublease arrangements.

(4)	Represents the estimated contribution to our defined benefit pension plan in the United Kingdom over the next 12 months. The amount of annual employer contributions required to fund the deficit is determined every three years in accordance with U.K. regulations, and is based on a calendar year. In June 2013, our annual funding requirement to fund the pension deficit for the calendar year 2014 was determined to be $5.4 million (£3.2 million), with increases at an annual rate of 3% for calendar years 2015 and 2016. Future funding requirements after fiscal year 2016 are highly dependent on the unfunded pension liability and the time period in which the deficit is amortized. As a result, liabilities arising from the remaining unfunded deficit in our defined benefit pension plan are not included in the above table. As of December 31, 2013, the unfunded liability was $57.3 million.
(5)	Represents payments under an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $9.8 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential settlement.

Obligations arising from R&D spending commitments under an agreement, dated October 10, 2002, among us, March Networks Corporation and the Government of Canada are not included in the above table. The agreement, as last amended on March 10, 2010, requires us to spend at least 3.5% of our annual revenues in R&D in Canada each year, and to make at least 50% of our total R&D expenditures in Canada each year, until an aggregate of C$366.5 million worth of R&D has been spent in Canada since April 1, 2006. At December 31, 2013, we have spent approximately $300.0 million on R&D activities in Canada since April 1, 2006.

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

Off-Balance Sheet Arrangements

We have the following significant off-balance sheet arrangements:

Letters of Credit

We had $1.2 million in letters of credit outstanding as of December 31, 2013 (April 30, 2013—$1.1 million).

Bid and Performance Related Bonds

We enter into bid and performance related bonds related to various customer contracts. Potential payments due under these may be related to our performance and/or our channel partners’ performance under the applicable contract. The total maximum potential amount of future payments we could be required to make under bid and performance related bonds, excluding letters of credit, was $0.3 million as of December 31, 2013 (April 30, 2013—$0.4 million). Historically, we have not made any payments and we do not anticipate that we will be required to make any material payments under these types of bonds.

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

Off-balance Sheet Lease Obligations

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At December 31, 2013, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $87.8 million (April 30, 2013—$107.4 million).

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

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.0% of the ending aggregate lease portfolio as of December 31, 2013 compared to 4.4% at April 30, 2013. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of December 31, 2013. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of December 31, 2013 and April 30, 2013, the provision represented 4.8% and 4.9% of gross receivables, respectively.

Goodwill

We assess goodwill for impairment on an annual basis, or more frequently if circumstances warrant. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. At December 31, 2013 and April 30, 2013, our reporting units were our operating segments. At December 31, 2013 our total goodwill of $147.3 million was allocated as follows: $113.5 million to our MCS segment, $33.8 million to our NetSolutions segment and nil to our Other segment.

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

We have historically performed our annual goodwill impairment test the first day of our fiscal fourth quarter. Upon changing our year end to December 31, as discussed in the Acquisition of Aastra in January 2014 section above, we chose to continue to test goodwill for impairment on the first day of our fourth fiscal quarter,. The result of the most recent annual impairment test, performed on October 1, 2013, resulted in no impairment charge. The fair value of each reporting unit exceeded its carrying value. The annual impairment tests performed in the years ended April 30, 2013 and April 30, 2012 also resulted in no impairment charge. During the year ended April 30, 2013, the loss on the sale of our DataNet business included a charge of $1.9 million for goodwill related to the DataNet business, as described in note 4 of our consolidated financial statements.

Erosion in capital markets, material reductions in our expected cash flow forecasts, significant reductions in our market capitalization or a significant decline in economic conditions, in addition to changes to the underlying assumptions used in our valuation approach described above, could all lead to future impairment in goodwill.

Special Charges and Restructuring Costs

Special charges and restructuring costs are primarily driven by restructuring activities, product line exits and other charges undertaken to improve our operational efficiency as well as acquisition and integration-related costs. We record these charges when the liability has been incurred. These charges relate primarily to workforce reductions, lease termination obligations and acquisition and integration-related costs. Estimates used to establish lease termination obligations have been reduced for sublease income that we believe is probable. Because we are required to project sublease income for many years into the future, management used considerable judgment in determining certain estimates relating to the timing, availability and amount of sublease income that we expect to receive.

As of December 31, 2013, the liability relating to lease termination obligations was $5.4 million, with $3.2 million recorded as current (April 30, 2013 – total of $6.2 million, with $4.4 million recorded as current). This estimate will change as a result of actual results, the passage of time and changes in assumptions regarding vacancy, market rate, and operating costs.

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

In the eight months ended December 31, 2013, we updated our assessment of the realizability of our deferred tax assets. At December 31, 2013, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there continues to be a valuation allowance of $26.5 million (April 30, 2013 –$35.3 million) against deferred tax assets primarily in the United Kingdom.

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

In the eight months ended December 31, 2013, our pension liability decreased by $33.2 million to $57.3 million from $90.5 million at April 30, 2013 due to a $16.5 million decrease in the benefit obligation and a $16.7 million increase in plan assets. The decrease in benefit obligation was due primarily to an increase in the discount rate from 4.10% to 4.70% as a result of changing macro-economic conditions, partially offset by a change in foreign exchange rates due to a strengthening of the British pounds sterling. The increase in plan assets was primarily due to a change in foreign exchange rates due to a strengthening of the British pounds sterling, as well as employer contributions and actual return on our plan assets.

For the year ended April 30, 2013, our pension liability increased by $15.3 million to $90.5 million from $75.2 million at April 30, 2012 due to a $29.5 million increase in the benefit obligation, partially offset by $14.2 million increase in plan assets. The increase in benefit obligation was primarily due to a decrease in the discount rate from 4.90% to 4.10% as a result of macro-economic conditions, partially offset by a $6.6 million decrease in the obligation due to the plan curtailment. The increase in plan assets was primarily due to the actual return on our plan assets being significantly above our expected return.

In the year ended April 30, 2012, our pension liability increased by $13.8 million to $75.2 million from $61.4 million at April 30, 2011. This increase was primarily due to the actual return on our plan assets being below our expected return, in addition to an increase in the benefit obligation as a result of a decrease in the discount rate to 4.90% from 5.30% due to macro-economic conditions.

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

Based on these assumptions, stock-based compensation expense reduced our results of operations by $3.1 million for the eight months ended December 31, 2013 (eight months ended December 31, 2012—$2.8 million; year ended April 30, 2013—$4.2 million).

As of December 31, 2013, there was $6.0 million of unrecognized stock-based compensation expense related to stock option awards (April 30, 2013—$5.8 million). We expect these awards to be recognized over a weighted average period of 2.3 years (April 30, 2013—1.9 years).

Recent Accounting Pronouncements

Classification of unrecognized tax benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss carryforward or a tax credit carryforward exists. The ASU provides amendments to the Income Taxes subtopic of the FASB Accounting Standards Codification (“ASC”), such that generally, unrecognized tax benefits should be presented as a reduction of deferred tax assets created by net operating losses or tax credit carryforwards in the same jurisdiction. We expect to adopt this ASU prospectively in the first quarter of 2014 by presenting certain unrecognized tax benefits as a reduction of deferred tax assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in our future earnings due to adverse changes in financial markets. We are exposed to market risk from changes in foreign exchange rates and interest rates. Inflation has not had a significant impact on our results of operations.

Foreign Currency Risk

We are exposed to currency rate fluctuations related primarily to our future net cash flows from operations in Canadian dollars, British pounds sterling, Australian dollars and Euros. When possible, we use foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables, payables and intercompany balances. These contracts are not entered into for speculative purposes, and are not treated as hedges for accounting purposes. Foreign currency contracts are recorded at fair market value. The fair value of our foreign currency forward contracts is sensitive to changes in foreign currency exchange rates. As of December 31, 2013, a 5.0% appreciation in the U.S. dollar against all currencies would have resulted in an additional unrealized gain of $0.7 million on those foreign currency forward contracts. As of December 31, 2013, a 5.0% depreciation in the U.S. dollar against all currencies would have resulted in an additional unrealized loss of $0.7 million on those foreign currency forward contracts.

The January 2014 acquisition of Aastra has significantly increased our exposure to a number of currencies, the most significant being the Euro. Historically Aastra did not hedge their foreign currency exposures. If we continue not to hedge these exposures, or are unable to hedge these exposures for a period of time, our results of operations could be adversely affected as a result of currency fluctuations in the future. See “Risk Factors” – Our financial results may be affected by fluctuations in exchange rates and our current currency hedging strategy may not be sufficient to counter such fluctuations”.

Interest Rate Risk

In accordance with our corporate policy, cash equivalent and short-term investment balances are primarily comprised of high-grade commercial paper and money market instruments with original maturity dates of less than three months. Due to the short-term maturity of these investments, we are not subject to significant interest rate risk.

Beginning in January 2014, we are exposed to interest rate risk on our January 2014 Credit Facilities consisting of a revolving facility and a term loan. The $50.0 million undrawn revolving credit facility bears interest at a rate of LIBOR plus 4.25% and expires in January 2019. If the entire revolving credit facility were utilized, each 1.0% adverse change in LIBOR would currently result in an additional $0.5 million in interest expense per year. The $355.0 million term loan matures in January 2020 and bears interest at a rate of LIBOR plus 4.25%, with LIBOR subject to a floor of 1.00%. The impact of each 1.0% adverse change in LIBOR on the first lien term loan, would result in an additional $3.6 million in interest expense per year. However, we would not be affected by adverse changes in interest rates until LIBOR exceeds the 1.00% floor.

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

Management is responsible for preparation of the Consolidated Financial Statements and other related financial information included in this Transition Report. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, incorporating management’s reasonable estimates and judgments, where applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the accompanying consolidated balance sheets of Mitel Networks Corporation and subsidiaries (the “Company”) as of December 31, 2013, April 30, 2013 and April 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficiency) and cash flows for the eight-month period ended December 31, 2013 and each of the three years in the period ended April 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mitel Networks Corporation and subsidiaries as of December 31, 2013, April 30, 2013 and April 30, 2012, and the results of their operations and their cash flows for the eight-month period ended December 31, 2013 and each of the three years in the period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its fiscal year from April 30 to December 31.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Chartered Professional Accountants, Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

March 25, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the internal control over financial reporting of Mitel Networks Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the eight-month period ended December 31, 2013 of the Company and our report dated March 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph concerning the Company changing its fiscal year from April 30 to December 31.

Chartered Professional Accountants, Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

March 25, 2014

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

	December 31, 2013	April 30, 2013	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$40.2	$69.0	$78.7
Accounts receivable (net of allowance for doubtful accounts of $5.3, $6.4 and $5.4, respectively)	104.3	123.0	129.0
Sales-type lease receivables (net) (note 5)	13.9	15.4	16.9
Inventories (net) (note 6)	34.0	27.9	28.3
Deferred tax asset (note 23)	17.3	17.2	12.9
Other current assets (note 7)	29.4	32.4	33.8
Assets of component held for sale, current (note 4)	—	—	3.4

	239.1	284.9	303.0
Non-current portion of sales-type lease receivables (net) (note 5)	12.1	18.7	23.6
Deferred tax asset (note 23)	127.5	119.7	117.4
Property and equipment (net) (note 8)	28.5	30.1	21.5
Identifiable intangible assets (net) (note 9)	50.7	55.9	78.5
Goodwill (note 10)	147.3	132.6	132.6
Other non-current assets	15.3	14.5	8.7
Assets of component held for sale, non-current (note 4)	—	—	1.9

	$620.5	$656.4	$687.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 11)	$82.8	$101.1	$104.3
Current portion of deferred revenue	39.4	32.4	33.3
Current portion of long-term debt (note 13)	5.3	6.5	4.6

	127.5	140.0	142.2
Long-term debt (note 13)	264.2	281.6	307.2
Lease recourse liability (note 5)	3.5	3.8	5.7
Long-term portion of deferred revenue	16.6	14.8	12.1
Deferred tax liability (note 23)	14.4	23.4	35.9
Pension liability (note 24)	57.3	90.5	75.2
Other non-current liabilities	18.6	18.3	19.1

	502.1	572.4	597.4

Commitments, guarantees and contingencies (notes 14 and 15)
Shareholders’ equity:
Common shares, without par value—unlimited shares authorized; issued and outstanding: 54.4 at December 31, 2013, 53.7 at April 30, 2013 and 53.6 at April 30, 2012 (note 16)	814.9	810.4	809.4
Preferred shares—unlimited shares authorized, nil issued and outstanding (note 17)	—	—	—
Warrants (note 18)	39.1	39.1	55.6
Additional paid-in capital	35.3	33.8	13.7
Accumulated deficit	(691.3)	(685.8)	(692.0)
Accumulated other comprehensive loss	(79.6)	(113.5)	(96.9)

	118.4	84.0	89.8

	$620.5	$656.4	$687.2

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012	Year Ended April 30, 2011
Revenues	$357.3	$576.9	$611.8	$589.3
Cost of revenues	153.3	256.3	282.4	281.9

Gross margin	204.0	320.6	329.4	307.4

Expenses:
Selling, general and administrative	148.6	221.0	222.9	212.8
Research and development	38.3	55.7	58.6	61.3
Special charges and restructuring costs (note 20)	14.6	20.3	17.1	15.5
Loss on litigation settlement	—	1.5	1.5	1.0

	201.5	298.5	300.1	290.6

Operating income	2.5	22.1	29.3	16.8
Interest expense	(17.1)	(19.7)	(18.8)	(20.0)
Debt retirement costs, including write-off of related deferred financing costs	(0.6)	(2.6)	—	(0.6)
Fair value adjustment on derivative instruments	—	—	—	1.0
Other income (expense), net	(0.4)	1.3	(0.7)	0.8

Income (loss) from continuing operations, before income taxes	(15.6)	1.1	9.8	(2.0)
Current income tax recovery (expense) (note 23)	(7.7)	(10.3)	(8.4)	(8.0)
Deferred income tax recovery (expense) (note 23)	17.8	19.1	47.8	96.4

Net income (loss) from continuing operations	(5.5)	9.9	49.2	86.4
Net income (loss) from discontinued operations (note 4)	—	(3.7)	0.6	1.7

Net income (loss)	$(5.5)	$6.2	$49.8	$88.1

Net income (loss) per common share—Basic:
Net income (loss) per share from continuing operations	$(0.10)	$0.19	$0.92	$1.63
Net income (loss) per share from discontinued operations	—	$(0.07)	$0.01	$0.03
Net income (loss) per share	$(0.10)	$0.12	$0.93	$1.66
Net income (loss) per common share-Diluted:
Net income per share from continuing operations	$(0.10)	$0.18	$0.88	$1.54
Net income (loss) per share from discontinued operations	—	$(0.07)	$0.01	$0.03
Net income per share	$(0.10)	$0.11	$0.89	$1.57
Weighted-average number of common shares outstanding (note 19):
Basic	53.9	53.7	53.5	52.9
Diluted	53.9	56.2	56.0	56.0

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012	Year Ended April 30, 2011
Net income (loss)	$(5.5)	$6.2	$49.8	$88.1
Other comprehensive income (loss):
Foreign currency translation adjustments	1.7	(1.6)	(0.4)	(2.4)
Recognition of foreign currency translation on closure of facility (note 20)	—	—	(2.0)	—
Pension liability adjustments (note 24)	32.2	(15.0)	(13.9)	12.9

	33.9	(16.6)	(16.3)	10.5

Comprehensive income (loss)	$28.4	$(10.4)	$33.5	$98.6

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(in U.S. dollars, millions)

	Common Shares			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficiency)
	Number	Amount	Warrants
Balance at April 30, 2010	52.8	$802.8	$55.6	$7.7	$(829.9)	$(91.1)	$(54.9)

Comprehensive income	—	—	—	—	88.1	10.5	98.6
Exercise of stock options	0.3	2.7	—	(1.4)	—	—	1.3
Stock-based compensation	—	—	—	4.5	—	—	4.5

Balance at April 30, 2011	53.1	$805.5	$55.6	$10.8	$(741.8)	$(80.6)	$49.5

Comprehensive income (loss)	—	—	—	—	49.8	(16.3)	33.5
Exercise of stock options	0.5	3.9	—	(2.1)	—	—	1.8
Stock-based compensation	—	—	—	5.0	—	—	5.0

Balance at April 30, 2012	53.6	$809.4	$55.6	$13.7	$(692.0)	$(96.9)	$89.8

Comprehensive income (loss)	—	—	—	—	6.2	(16.6)	(10.4)
Exercise of stock options	0.1	1.0	—	(0.6)	—	—	0.4
Stock-based compensation	—	—	—	4.2	—	—	4.2
Expiration of warrants	—	—	(16.5)	16.5	—	—	—

Balance at April 30, 2013	53.7	$810.4	$39.1	$33.8	$(685.8)	$(113.5)	$84.0

Comprehensive income (loss)	—	—	—	—	(5.5)	33.9	28.4
Exercise of stock options	0.7	4.5	—	(1.6)	—	—	2.9
Stock-based compensation	—	—	—	3.1	—	—	3.1

Balance at December 31, 2013	54.4	$814.9	$39.1	$35.3	$(691.3)	$(79.6)	$118.4

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012	Year Ended April 30, 2011
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$(5.5)	$6.2	$49.8	$88.1
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	25.5	35.8	33.4	34.0
Fair value adjustment on derivative instruments	—	—	—	(1.0)
Accretion of interest on litigation settlement obligation	—	—	0.2	0.6
Stock-based compensation	3.1	4.2	4.8	4.7
Non-cash charge relating to acquisitions (note 3)	0.4	—	—	—
Deferred income tax recovery	(17.8)	(19.1)	(47.8)	(96.4)
Goodwill impairment (note 10)	—	1.9	—	—
Non-cash portion of debt retirement costs, including write-off of related deferred financing costs	0.6	2.6	—	0.2
Non-cash movements in provisions	(2.7)	(1.1)	(6.6)	(4.4)
Change in non-cash operating assets and liabilities, net (note 21)	14.1	13.5	1.2	6.7

Net cash provided by operating activities	$17.7	$44.0	$35.0	$32.5

Investing activities:
Additions to property and equipment and intangible assets	(2.9)	(11.8)	(13.6)	(6.2)
Acquisitions, net of cash acquired (note 3)	(23.1)	—	—	—
Decrease in restricted cash	—	0.2	0.8	0.9

Net cash used in investing activities	$(26.0)	$(11.6)	$(12.8)	$(5.3)

Financing activities:
Proceeds from issuance of long-term debt	—	276.4	—	—
Repayment of long-term debt	(21.5)	(306.2)	(12.5)	(27.0)
Payment of deferred financing costs	—	(8.5)	—	—
Repayment of capital lease liabilities	(3.3)	(3.2)	(2.2)	(2.0)
Payment of litigation settlement obligation	—	—	(3.7)	(3.7)
Proceeds from issuance of common shares	2.9	0.4	1.8	1.3

Net cash used in financing activities	$(21.9)	$(41.1)	$(16.6)	$(31.4)

Effect of exchange rate changes on cash and cash equivalents	1.4	(1.0)	(0.8)	1.5

Increase (decrease) in cash and cash equivalents	(28.8)	(9.7)	4.8	(2.7)
Cash and cash equivalents, beginning of period	69.0	78.7	73.9	76.6

Cash and cash equivalents, end of period	$40.2	$69.0	$78.7	$73.9

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

In January 2014, Mitel completed the acquisition of Aastra Technologies Limited (“Aastra”), a global provider of unified communications and collaboration software, solutions and services. This subsequent event is further described in note 28.

2. ACCOUNTING POLICIES

a) Basis of Presentation

These Consolidated Financial Statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of financial statements.

b) Change in Fiscal Year

In January 2014, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of its Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2014. This resulted in a change in fiscal year end from April 30 to December 31. The required transition period of May 1, 2013 to December 31, 2013 is included in these financial statements. For comparative purposes, the unaudited results of operations and comprehensive income for the eight months ended December 31, 2012 are included in note 27.

c) Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and of its majority-owned subsidiary companies. Intercompany transactions and balances have been eliminated on consolidation.

d) Use of Estimates

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

e) Foreign Currency Translation

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

Monetary assets and liabilities denominated in currencies foreign to the functional currency of each entity are translated into the functional currency using exchange rates in effect at the balance sheet date. All non-monetary assets and liabilities are translated at the exchange rates prevailing at the date the assets were acquired or the liabilities incurred. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses resulting from the translation of these accounts are included in the determination of net income for the period. For the eight months ended December 31, 2013, the Company recorded a foreign exchange loss of $0.5 (years ended April 30, 2013, 2012 and 2011 — gain of $0.2, loss of $1.5and loss of $0.7, respectively), which is included in other income (expense) on the consolidated statement of operations.

f) Revenue Recognition

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

The Company recognizes revenue in the MCS segment as follows:

Hardware and Essential Software:

The Company recognizes hardware and essential software revenue when the product is shipped or upon product acceptance where the agreement contains product acceptance terms that are more than perfunctory. Where hardware and essential software is an element in a multiple-element arrangement, relative selling price is established using an estimated selling price.

Non-Essential Software:

The Company recognizes non-essential software revenue when delivery has occurred in accordance with the terms and conditions of the contract. Where non-essential software deliverables are an element in a multiple-element arrangement, relative selling price of all non-essential software as a group is established using an estimated selling price. The Company then recognizes revenue for the non-essential software deliverables using industry specific software revenue recognition guidance.

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

g) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments that have terms to maturity of three months or less at the time of acquisition, and generally consist of cash on hand and investment-grade marketable securities. Cash equivalents are carried at amortized cost, which approximates their fair value. At December 31, 2013, the Company had cash of $40.2 (April 30, 2013 and 2012—$60.0 and $50.2) and cash equivalents of nil (April 30, 2013 and 2012—$9.0 and 28.5).

h) Restricted Cash

Restricted cash represents cash provided to support letters of credit outstanding and to support certain of the Company’s credit facilities. Restricted cash is presented within other current assets on the consolidated balance sheets.

i) Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses that may result from the inability of its customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for sales-type leases, discussed in part f) of this note under MCS—Sales-type leases. Reserves are established and maintained against estimated losses based upon historical loss experience, past due accounts, and specific account analysis. The Company regularly reviews the level of allowances for doubtful accounts and adjusts the level of allowances as needed. Consideration is given to accounts in excess of 90 days old as well as other risks in the more current portion of the accounts.

j) Inventories

Inventories are valued at the lower of cost (calculated on a first-in, first-out basis) or net realizable value for finished goods, and current replacement cost for raw materials. The Company provides inventory allowances based on estimated excess and obsolete inventories.

k) Property and Equipment

Property and equipment are initially recorded at cost. Depreciation is provided on a straight-line basis over the anticipated useful lives of the assets. Estimated lives range from three to ten years for equipment. Amortization of leasehold improvements is computed using the shorter of the remaining lease term or five years. The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the impairment, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their carrying amounts. If the projected undiscounted net cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on expected discounted cash flows. Changes in the estimates and assumptions used in assessing projected cash flows could materially affect the results of management’s evaluation.

Assets leased on terms that transfer substantially all of the benefits and risks of ownership to the Company are accounted for as capital leases, as though the asset had been purchased outright and a liability incurred. All other leases are accounted for as operating leases.

l) Identifiable Intangible Assets and Goodwill

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

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired in business combinations. Goodwill is not amortized, but is subject to annual impairment tests, or more frequently if circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount. Prior to the transition to a new fiscal year (as discussed in part b) of this note), the Company’s accounting policy was to perform its annual goodwill impairment test on the first day of its fourth fiscal quarter, or February 1, of each year. Effective in the transition period ended December 31, 2013 the Company voluntarily changed its accounting policy to continue to perform its annual goodwill impairment test on the first day of its fourth fiscal quarter, or October 1, of each year. The change to the annual goodwill and indefinite life intangible assets impairment testing date is preferable under the circumstances as the new impairment testing date is better aligned with the timing of the Company’s annual strategic, planning, and budgeting process, and the timing remains consistent with the Company’s annual financial reporting process as a result of the change in year end. The resulting change in accounting principle related to the annual testing date will not delay, accelerate, or avoid an impairment charge of the Company’s goodwill. As it is impracticable to objectively determine the estimates and assumptions necessary to perform the annual goodwill impairment test as of October 1 for periods prior to October 1, 2013, the Company will prospectively apply the change in the annual goodwill impairment testing date effective October 1, 2013.

In assessing the impairment, the Company compares the fair value of the reporting unit, including goodwill, with its carrying amount. If the fair value exceeds the carrying amount of the reporting unit, no impairment charge is recorded. If the fair value is less than the carrying amount, the Company compares the implied fair value of the goodwill, determined as if a purchase had just occurred, to the carrying amount to determine the amount of impairment charge to be recorded. Changes in the estimates and assumptions used in assessing the projected cash flows could materially affect the results of management’s evaluation. The Company did not record any impairment in the eight-month period ending December 31, 2013 or in the years ended April 30, 2012 and 2011. In the year ended April 30, 2013, the Company recorded an impairment of $1.9 relating to the operations of DataNet, which were disposed in March 2013, as described in note 4.

m) Derivative Financial Instruments

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

n) Income Taxes

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

The Company calculates certain tax liabilities based on the likely outcome of uncertain tax positions (“UTPs”) and records this amount as an expense or recovery during the year in which UTPs are identified. The Company also records interest and penalties associated with these UTPs. The Company classifies penalties and accrued interest related to income tax liabilities in income tax expense.

o) Research and Development

Research costs are charged to expense in the periods in which they are incurred. Software development costs are deferred and amortized when technological feasibility has been established, or otherwise are expensed as incurred. The Company has not deferred any software development costs during the eight month period ended December 31, 2013 or the years ended April 30, 2013, 2012 and 2011.

p) Defined Benefit Pension Plan

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

The discount rate assumption used reflects prevailing rates available on high-quality, fixed-income debt instruments. The assumption for long-term rate of return is based on the yield available on long-dated government and corporate bonds at the measurement date of December 31, 2013 with an allowance for equity outperformance of 3.5% (April 30, 2013 – 3.5%; April 30, 2012 – 3.3%; April 30, 2011 – 3.5%).

q) Stock-Based Compensation Plan

The Company has stock-based compensation plans for employees, as described in note 16. The Company grants stock options for a fixed number of shares with an exercise price at least equal to fair market value of the shares at the date of grant.

Stock-based compensation expense is based on a fair value estimate made on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized on a straight-line basis over the employee service period, which is the vesting period.

The Company estimates the volatility of its stock using historical volatility of comparable public companies. The Company will continue to use the volatility of comparable companies until the Company’s historical volatility is sufficiently established to measure expected volatility for option grants.

The assumptions used in the Black-Scholes option-pricing model are summarized as follows:

	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012	Year Ended April 30, 2011
Risk-free interest rate	1.3%	0.7%	1.4%	1.8%
Dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years	5 years
Weighted average fair value per option	$2.16	$1.62	$1.78	$3.15

Based on these assumptions, stock-based compensation expense reduced the Company’s results of operations by $3.1 for the eight months ended December 31, 2013 (years ended April 30, 2013, 2012 and 2011—$4.2, $4.8 and $4.7, respectively).

As of December 31, 2013, there was $6.0 of unrecognized stock-based compensation expense related to stock option awards (April 30, 2013 and 2012—$5.8 and $8.5). The Company expects this expense to be recognized over a weighted average period of 2.3 years (April 30, 2013 and 2012—1.9 years and 2.5 years).

r) Net Income per Common Share

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

s) Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes unrealized gains and losses excluded from the consolidated statements of operations. These unrealized gains and losses consist of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in foreign subsidiaries, and changes in the unfunded status of the pension plan.

t) Advertising Costs

The cost of advertising is expensed as incurred, except for cooperative advertising obligations, which are expensed at the time the related sales are recognized and the advertising credits are earned. Cooperative advertising obligations are classified as a revenue reduction or cost of sale in accordance with the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Advertising costs are recorded in selling, general and administrative expenses. For the eight months ended December 31, 2013, the Company incurred $8.5 in advertising costs (years ended April 30, 2013, 2012 and 2011—$9.3, $8.6 and $10.0), of which $2.5 related to cooperative advertising expenses (years ended April 30, 2013, 2012 and 2011—$4.1, $3.4 and $3.2).

u) Product Warranties

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

v) Recent Accounting Pronouncements

Other than the accounting pronouncement below, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

Classification of unrecognized tax benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss carryforward or a tax credit carryforward exists. The ASU provides amendments to the Income Taxes subtopic of the FASB Accounting Standards Codification (“ASC”), such that generally, unrecognized tax benefits should be presented as a reduction of deferred tax assets created by net operating losses or tax credit carryforwards in the same jurisdiction. The Company expects to adopt this ASU prospectively in the first quarter of 2014 by presenting certain unrecognized tax benefits as a reduction of deferred tax assets.

3. ACQUISITION

On June 17, 2013, the Company completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. The acquisition provides Mitel with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. The net cash cost to Mitel for the acquisition was $20.0 for a 100% equity ownership interest in prairieFyre. The net cash cost consisted of cash paid of $27.3 less cash and cash equivalents acquired of $4.2 and acquired accounts receivable due from Mitel of $3.1.

As a highly integrated original equipment manufacturer (“OEM”), substantially all of prairieFyre’s product and service revenues were derived through Mitel. As a result, at the time of acquisition, a contract existed between Mitel and prairieFyre for prairieFyre to service Mitel’s channel partners and direct customers on behalf of Mitel. In connection with the purchase price allocation, the fair value for prairieFyre’s deferred revenue related to its service business was determined to be below book value. As such, Mitel recorded a non-cash expense of $0.4 at the time of the acquisition to reflect the fair value of the pre-existing contract. The charge was recorded at the time of acquisition and was included in Other expense in the consolidated statement of operations.

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

prairieFyre’s operations are included in the Mitel Communications Solutions (“MCS”) segment since the date of the acquisition. As prairieFyre has been integrated into MCS, prairieFyre is not a separate reporting unit for goodwill impairment testing purposes.

prairieFyre’s results of operations are included in the income statement of the combined entity from the date of acquisition. However, as substantially all of prairieFyre’s product and service revenue was derived through Mitel, substantially all of prairieFyre’s revenue was eliminated on consolidation. The amount of revenue and net income included in the Company’s results of operations for the eight months ended December 31, 2013 from the acquisition was approximately $11.8 and $3.5, respectively.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the period:

	Eight Months Ended	Year ended
	December 31, 2013	April 30, 2013	April 30, 2012
Operations
Revenues	$357.4	$577.7	$612.6
Net income (loss)	(4.8)	7.5	49.8

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

4. ASSETS OF COMPONENT HELD FOR SALE AND DISCONTINUED OPERATIONS

In January 2012, the Company began to actively market for sale its DataNet and CommSource business (“DataNet”), which distributes a wide variety of third-party telephony and data products and related services. The Company completed the sale in March 2013. As a result, for the years ended April 30, 2013, 2012 and 2011, the operating results have been reported as discontinued operations on the consolidated statements of operations, and at April 30, 2012 the assets have been classified as held for sale on the consolidated balance sheet. Previously, DataNet was included in the Other segment. Summarized financial information for DataNet is shown below.

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

For the year ended April 30, 2013, the loss from discontinued operations, before taxes, consists of a loss from operations up to the time of sale of $1.3, a non-cash impairment of goodwill of $1.9, a non-cash impairment of inventory of $0.7 and a net loss on the sale of $0.9 (consisting of proceeds from disposition of $2.1, less the net book value of accounts receivable and inventory sold of $1.6 and costs and expenses related to the sale of $1.4). For all other periods, income (loss) from discontinued operations, before taxes, consists of the results of operations.

5. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases represents the value of sales-type leases held under the TotalSolution® program. The Company currently sells the rental payments due to the Company from some of the sales-type leases. The Company maintains reserves against its estimate of potential recourse for the balance of sales-type leases (recorded net, against the receivable) and for the balance of sold rental payments remaining unbilled (recorded separately as a lease recourse liability). For accounts receivable and investments in sales-type leases, the Company writes off uncollectible accounts when there appears to be no possibility of collecting the related amount outstanding. The following tables provides detail on the sales-type leases:

	December 31, 2013
	Gross	Allowance		Net
Lease balances included in accounts receivable	$7.0	$(0.5)		$6.5
Current portion of investment in sales-type leases	14.4	(0.5)		13.9
Non-current portion of investment in sales-type leases	12.6	(0.5)		12.1

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	34.0	(1.5)		32.5
Sold rental payments remaining unbilled	91.3	(3.5	)(1)	87.8

Total of sales-type leases unsold and sold	$125.3	$(5.0)		$120.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

	April 30, 2013				April 30, 2012
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$6.7	$(1.6)		$5.1	$9.8	$(2.0)		$7.8
Current portion of investment in sales-type leases	16.0	(0.6)		15.4	17.6	(0.7)		16.9
Non-current portion of investment in sales-type leases	19.4	(0.7)		18.7	24.6	(1.0)		23.6

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	42.1	(2.9)		39.2	52.0	(3.7)		48.3
Sold rental payments remaining unbilled	111.2	(3.8	)(1)	107.4	141.5	(5.7	)(1)	135.8

Total of sales-type leases unsold and sold	$153.3	$(6.7)		$146.6	$193.5	$(9.4)		$184.1

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the eight months ended December 31, 2013, the Company sold $16.7 of rental payments and recorded gains on sale of those rental payments of $2.7 (year ended April 30, 2013—sold $32.4 and recorded gains of $5.1; year ended April 30, 2012—sold $48.8 and recorded gains of $8.2; year ended April 30, 2011—sold $63.0 and recorded gains of $10.0). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included on the consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

At December 31, 2013, future minimum lease payments related to the sold rental streams remaining unbilled are: 2014—$41.3, 2015—$27.4, 2016—$14.7, 2017—$6.3, and 2018—$1.6.

At December 31, 2013, future minimum lease receipts due from customers related to the lease portfolio included in the December 31, 2013 consolidated balance sheet are: 2014—$14.4, 2015—$7.7, 2016—$3.1, 2017—$1.1 and 2018—$0.7.

Financing Receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of December 31, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.0	$2.3	$0.7	$3.0	$7.0
Investment in sold and unsold sales-type lease receivables	98.6	18.7	1.0	19.7	118.3

Total gross sales-type leases	102.6	21.0	1.7	22.7	125.3
Allowance	(2.3)	(1.6)	(1.1)	(2.7)	(5.0)

Total net sales-type leases	$100.3	$19.4	$0.6	$20.0	$120.3

Aging Analysis as of April 30, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.9	$1.7	$2.1	$3.8	$6.7
Investment in sold and unsold sales-type lease receivables	132.1	12.8	1.7	14.5	146.6

Total gross sales-type leases	135.0	14.5	3.8	18.3	153.3
Allowance	(3.4)	(1.6)	(1.7)	(3.3)	(6.7)

Total net sales-type leases	$131.6	$12.9	$2.1	$15.0	$146.6

Aging Analysis as of April 30, 2012

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.3	$3.0	$2.5	$5.5	$9.8
Investment in sold and unsold sales-type lease receivables	156.0	25.1	2.6	27.7	183.7

Total gross sales-type leases	160.3	28.1	5.1	33.2	193.5
Allowance	(4.0)	(2.4)	(3.0)	(5.4)	(9.4)

Total net sales-type leases	$156.3	$25.7	$2.1	$27.8	$184.1

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

The following table shows the activity of the allowance for credit losses on sales-type leases during the eight months ended December 31, 2013 and years ended April 30, 2013 and April 30, 2012:

	Eight Months Ended December 31, 2013	Year ended April 30, 2013	Year ended April 30, 2012
Allowance for credit losses on sales-type leases, opening	$(6.7)	$(9.4)	$(12.2)
Write-offs	2.8	3.4	4.4
Recoveries	(0.1)	(0.1)	(0.3)
Provision	(1.0)	(0.6)	(1.3)

Allowance for credit losses on sales-type leases, closing	$(5.0)	$(6.7)	$(9.4)

Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$4.9	$7.2	$9.0
Allowance against sales-type leases individually evaluated for impairment	(2.2)	(3.0)	(4.7)

Sales-type leases individually evaluated for impairment, net	$2.7	$4.2	$4.3

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$120.4	$146.1	$184.5
Allowance against sales-type leases collectively evaluated for impairment	(2.8)	(3.7)	(4.7)

Sales-type leases collectively evaluated for impairment, net	$117.6	$142.4	$179.8

6. INVENTORIES

	December 31, 2013	April 30, 2013	April 30, 2012
Raw materials and work in process	$2.5	$2.5	$3.3
Finished goods	35.0	29.9	29.7
Less: provision for excess and obsolete inventory	(3.5)	(4.5)	(4.7)

	$34.0	$27.9	$28.3

7. OTHER CURRENT ASSETS

	December 31, 2013	April 30, 2013	April 30, 2012
Prepaid expenses and deferred charges	$14.4	$12.6	$15.0
Unbilled receivables	3.0	3.5	3.2
Due from related parties (note 12)	1.2	1.0	1.5
Other receivables	7.5	11.5	8.4
Service inventory	2.9	3.4	5.1
Restricted cash	0.4	0.4	0.6

	$29.4	$32.4	$33.8

8. PROPERTY AND EQUIPMENT

	December 31, 2013			April 30, 2013			April 30, 2012
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Equipment	$95.0	$(66.5)	$28.5	$89.3	$(59.2)	$30.1	$70.7	$(49.2)	$21.5

Depreciation expense recorded in the eight months ended December 31, 2013 amounted to $7.4 (years ended April 30, 2013, 2012 and 2011 — $10.3, $7.6 and $8.7).

As of December 31, 2013, equipment included leased assets with cost of $20.6 (April 30, 2013 and 2012—$16.0 and $8.0) and net book value of approximately $13.9 (April 30, 2013 and 2012—$11.4 and $5.5).

9. IDENTIFIABLE INTANGIBLE ASSETS

	December 31, 2013			April 30, 2013			April 30, 2012
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$20.0	$(15.2)	$4.8	$18.6	$(13.7)	$4.9	$16.8	$(11.6)	$5.2
Customer relationships	100.2	(79.8)	20.4	99.9	(71.5)	28.4	99.9	(59.0)	40.9
Developed technology	89.8	(64.3)	25.5	78.8	(56.2)	22.6	78.8	(46.4)	32.4

	$210.0	$(159.3)	$50.7	$197.3	$(141.4)	$55.9	$195.5	$(117.0)	$78.5

Customer relationships and developed technology represent the fair value of intangible assets acquired and primarily relating to the acquisition of Inter-Tel in August 2007 and the acquisition of prairieFyre in June 2013 (note 3). The assets are being amortized on a straight-line basis over their estimated useful lives of eight years (Inter-Tel related intangible assets) and four years (prairieFyre related intangible assets). Patents, trademarks and other consists primarily of the cost to register and defend patents and are primarily amortized on a straight-line basis over five years.

Amortization of identifiable intangible assets in the eight months ended December 31, 2013 was $18.1 (years ended April 30, 2013, 2012 and 2011 —$24.5, $24.4 and $24.1). The estimated amortization expense related to intangible assets in existence as of December 31, 2013, over the next five fiscal years is as follows: 2014—$27.0, 2015—$17.9, 2016—$3.8 , 2017—$1.8 and 2018—$0.2.

10. GOODWILL

	December 31, 2013	April 30, 2013	April 30, 2012
Gross amount	$431.8	$417.1	$417.1
Accumulated impairment loss	(284.5)	(284.5)	(284.5)

Goodwill, net	$147.3	$132.6	$132.6

The increase in the gross amount of goodwill for the eight months ending December 31, 2013 was due to the acquisition of prairieFyre, as described in note 3.

The Company performs its impairment test of goodwill annually, as described in note 2. In the eight-month period ended December 31, 2013, and the years ended April 30, 2012 and 2011, the Company concluded that there was no impairment since the fair value determinations of the reporting units were found to exceed the carrying values. In the year ended April 30, 2013, an impairment of goodwill of $1.9 was recorded related to the discontinued operations of DataNet (as described in note 4).

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2013	April 30, 2013	April 30, 2012
Trade payables	$24.1	$37.0	$35.3
Employee-related payables	12.3	13.7	15.4
Accrued liabilities	33.2	32.0	31.3
Restructuring, warranty and other provisions	5.7	7.5	7.4
Due to related parties (note 12)	0.6	0.8	0.9
Other payables	6.9	10.1	14.0

	$82.8	$101.1	$104.3

12. RELATED PARTY TRANSACTIONS

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

Leased Properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. For the eight months ended December 31, 2013, Mitel recorded lease payments for base rent and operating costs of $3.5 (years ended April 30, 2013, 2012 and 2011 — $4.4, $5.3 and $8.5). At December 31, 2013, balances payable relating to the current lease totaled nil (April 30, 2013 and 2012—nil and nil).

In November 2013, the Company amended the lease for its Ottawa-based headquarter facilities. The amendment results in Mitel leasing approximately the same square footage as the original lease and at substantially the same rates. In addition, the amendment extends the term on the lease for an additional five years, two months, such that the lease term now expires on April 30, 2021. Mitel was also granted an option to extend the lease term for an additional five year period, at then-current market rates.

Investment

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. Sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.2 and $0.1, respectively, for the eight months ended December 31, 2013 (year ended April 30, 2013 —$0.3 and $0.7, respectively; year ended April 30, 2012—$1.1 and $0.7, respectively; year ended April 30, 2011—$0.5 and $0.4, respectively). At December 31, 2013, the balances receivable and payable as a result of these transactions were $0.1 and nil, respectively (April 30, 2013—nil and $0.1, respectively; April 30, 2012—$0.4 and $0.1, respectively).

Other

Other sales to and purchases from the Matthews Group arising in the normal course of the Company’s business were $0.6 and $1.2, respectively, for the eight months ended December 31, 2013 (year ended April 30, 2013 —$1.1 and $2.5, respectively; year ended April 30, 2012—$0.7 and $6.6, respectively; year ended April 30, 2011—$1.3 and $3.5, respectively). Included in purchases for the year ended April 30, 2012 is $3.2 related to leasehold improvements and similar costs at the Ottawa-based headquarters facilities completed on the Company’s behalf by the Matthews Group.

The amounts receivable and payable as a result of all of the above transactions are included in note 7 and note 11, respectively.

The Francisco Group

Francisco Partners Management, LLC and certain of its affiliates (collectively, “the Francisco Group”) are significant common shareholders of the Company. In addition, the Francisco Group holds stock options of the Company. Significant transactions with companies controlled by or related to the Francisco Group include the following:

Second Lien Debt

During the third quarter of fiscal 2010, an affiliate of the Francisco Group purchased $21.2 in principal of the outstanding second lien term debt. The Matthews Group had a 40% participating interest in the second lien debt held by such affiliate of the Francisco Group but was neither a party to nor a lender under the second lien term loan and had no contractual rights or enforcement rights against the Company in connection with its participating interest in such second lien debt. In the third quarter of fiscal 2011, the affiliate sold $11.2 of face value of the debt, which included the Matthews Group’s 40% participating interest. In August 2011, the affiliate of the Francisco Group sold its remaining interest in the Company’s second lien term loan. Interest of nil was expensed during the eight-month periods ended December 31, 2013 relating to the second lien debt held by an affiliate of the Francisco Group (years ended April 30, 2013, 2012 and 2011 — nil, $0.2 and $1.2).

13. LONG-TERM DEBT

	December 31, 2013	April 30, 2013	April 30, 2012
First lien revolving credit facility, maturing February 2018(1)	$—	$—	$—
First lien term loan, six year term, maturing February 2019(1)	178.5	200.0	—
Second lien term loan, seven year term, maturing February 2020(1)	80.0	80.0	—
Unamortized original issue discount, recorded net against the first lien and second lien term loans	(3.0)	(3.5)	—
First lien term loan, repaid in February 2013	—	—	176.2
Second lien term loan, repaid in February 2013	—	—	129.9
Capital leases, at interest rates varying from 5.5% to 11.0%, maturity dates of up to four years, secured by the leased assets	13.9	11.4	5.5
Other	0.1	0.2	0.2

	269.5	288.1	311.8
Less: current portion	(5.3)	(6.5)	(4.6)

	$264.2	$281.6	$307.2

(1)	In January 2014, in conjunction with the acquisition of Aastra, the Company refinanced its credit facilities, as described in note 28.

In February 2013 the Company completed a refinancing of its long-term senior debt by entering into new credit agreements, consisting of an undrawn $40.0 first lien revolving credit facility, a $200.0 first lien term loan and an $80.0 second lien term loan (the “February 2013 Credit Facilities”). Proceeds of $276.4 from the February 2013 Credit Facilities

(net of original issue discount of $3.6), along with cash on hand, were used to repay the remaining $174.0 outstanding first lien term loan and $130.0 outstanding second lien term loan (the “Prior Credit Facilities”), as well as fees and expenses related to the refinancing transaction. Prior to the refinancing, the Company repaid $2.2, primarily related to excess cash flow repayments under the Prior Credit Facilities.

Total fees and expenses related to the February 2013 Credit Facilities of $8.5 were deferred, included in other non-current assets, and are amortized over the term of the credit facilities using the effective interest method, where applicable. Original issue discount of $3.6 has been recorded net against the long-term debt and is being amortized over the term of the credit facilities using the effective interest method. In addition, $2.6 of unamortized debt issue costs and unamortized original issue discount relating to the Prior Credit Facilities were expensed in connection with the February 2013 refinancing.

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

The Company is also required to make annual principal repayments on the first lien term loan (and, once the first lien term loan has been fully repaid, on the second lien term loan) based on a percentage of excess cash flow (as defined in the first and second lien credit agreements). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required be paid within 100 days of April 30, 2014.

At December 31, 2013, the Company has classified nil as current long-term debt relating to the February 2013 Credit Facilities as the facilities were refinanced in January 2014 in conjunction with the acquisition of Aastra, as described in note 28.

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

The February 2013 Credit Facilities have customary default clauses, wherein repayment of one or more of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the first lien credit facilities and, once the first lien credit facilities are repaid, under the second lien credit facility.

The February 2013 Credit Facilities contained affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $40.0 of unrestricted cash) to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”), as specified in the new credit facilities, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments and (f) limitations on the payment of dividends. The maximum Leverage Ratio under the first lien credit agreement applied to the Company for the period ending April 30, 2013 and for all fiscal quarters thereafter until its repayment in January 2014, and was as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
April 30, 2013 through January 31, 2014	4.00:1.00
April 30, 2014 through January 31, 2015	3.50:1.00
April 30, 2015 through January 31, 2016	3.00:1.00
April 30, 2016 and thereafter	2.75:1.00

The Company’s Leverage Ratio at October 31, 2013, the last reported quarter under the February 2013 Credit Facilities, was 2.8. At December 31, 2013, the Company was in compliance with all of the applicable covenants included in the February 2013 Credit Facilities.

At April 30, 2012, the credit facilities consisted of an undrawn $30.0 first lien revolving credit facility, maturing August 2012, a seven year first lien term loan bearing interest at a rate of LIBOR plus 3.25% maturing in August 2014, and eight year second lien term loan bearing interest at a rate of LIBOR plus 7.00% maturing August 2015. The average LIBOR paid in the year ended April 30, 2013 up to the time of repayment was 0.4% (2012—0.4%; 2011—0.4%).

In addition, as of December 31, 2013, the Company had a $1.7 (£1.0) unsecured facility in the U.K., under which $0.8 of letters of credit were outstanding (April 30, 2013 and 2012—$0.8 and $0.4).

Interest expense related to capital leases was $0.6 for the eight months ending December 31, 2013 (years ended April 30, 2013, 2012 and 2011 — $0.6, $0.3 and $0.4). Future minimum lease payments as of December 31, 2013 under capital leases total $14.5 of which $5.4, $4.5, $3.3 and $1.3 relate to years 2014 to 2017, respectively. Total interest costs of $1.3 are included in the total future lease payments.

14. COMMITMENTS AND GUARANTEES

Operating Leases

The Company leases certain equipment and facilities under third-party operating leases. The Company is also committed under a related party facilities lease (see note 12). Rental expense and sub-lease income on operating leases were as follows:

	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012	Year Ended April 30, 2011
Rental expense (1)
Arms-length	$6.0	$9.6	$10.6	$10.4
Related party	3.4	4.9	4.8	6.7

Total	$9.4	$14.5	$15.4	$17.1

Sub-lease income
Arms-length	$—	$—	$0.2	$1.2
Related party	—	—	—	0.2

	$—	$—	$0.2	$1.4

(1)	Presented net of amounts that have been provided for under restructuring provisions.

Future minimum operating lease payments, primarily consisting of base rent for facilities, are as follows:

	Future Lease Payments(1)
Fiscal year	Arms-length	Related Party
2014	$9.7	$2.5
2015	8.9	2.5
2016	7.8	2.7
2017	7.0	2.7
2018	6.0	2.7
Thereafter	8.9	5.9

	$48.3	$19.0

(1)	Future lease payments are shown gross of the lease restructuring provision of $5.4, as described note 20.

Guarantees

The Company has the following major types of guarantees:

Product Warranties

The Company provides its customers with standard warranties on hardware and software for periods up to fifteen months. The following table details the changes in the warranty liability:

	December 31, 2013 (eight months)	April 30, 2013 (12 months)	April 30, 2012 (12 months)
Balance, beginning of period	$0.8	$0.8	$0.9
Warranty costs incurred	(0.2)	(0.2)	(0.4)
Warranties issued	0.2	0.2	0.3
Change in estimated warranty costs	—	—	—

Balance, end of period	$0.8	$0.8	$0.8

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

Bid and Performance Related Bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At December 31, 2013, April 30, 2013 and April 30, 2012, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was not significant. At December 31, 2013, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $0.3 (April 30, 2013 and 2012—$0.4 and $1.0).

Letters of Credit

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. As of December 31, 2013, April 30, 2013 and April 30, 2012, there were no outstanding commitments to extend credit to third parties or financial guarantees outstanding other than letters of credit. Letters of credit amounted to $1.2 as of December 31, 2013 (April 30, 2013 and 2012—$1.1 and $1.1). The estimated fair value of letters of credit, which is equal to the fees paid to obtain the obligations, was not significant as of December 31, 2013, April 30, 2013 and April 30, 2012.

15. CONTINGENCIES

The Company is party to a small number of legal proceedings, claims or potential claims arising in the normal course of business. In the opinion of the Company’s management and legal counsel, any monetary liability or financial impact of such claims or potential claims to which the Company might be subject after final adjudication would not be material to the consolidated financial position of the Company, its results of operations or its cash flows. In circumstances where the outcome of the lawsuit is expected to be unfavorable, the Company has recorded a provision for the expected settlement amount. Where the expected settlement amount is a range, the Company has provided for the best estimate within that range. If no amount within the range is more likely, then the Company has provided for the minimum amount of the range.

16. COMMON SHARES

At December 31, 2013, there were an unlimited number of common shares authorized and 54.4 million shares issued and outstanding (April 30, 2013 and 2012—53.7 million and 53.6 million shares issued and outstanding). The holders of common shares are entitled to one vote per share and are entitled to dividends if and when declared by the Board of Directors.

Shareholders’ Agreement

The Company, the Francisco Group and the Matthews Group are parties to a shareholders’ agreement (“the Shareholders’ Agreement”). Under the Shareholders’ Agreement, the Francisco Group is entitled to nominate three members to the Board of Directors provided the Francisco Group controls at least 15% of the outstanding common shares. In addition, the Matthews Group is entitled to nominate two members to the Board of Directors provided the Matthews Group controls at least 10% of the outstanding common shares. In addition, the Francisco Group and the Matthews Group will nominate the Company’s Chief Executive Officer to serve as a member of the Board of Directors, provided the Francisco Group and the Matthews Group each control at least 5% of the outstanding common shares. The Matthews Group and Francisco Group agree to vote their shares in favor of the election of the other party’s nominees. The number of members on the Board of Directors shall be no more than ten.

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

On March 5, 2010, the shareholders passed a resolution to amend the 2006 Plan to fix the maximum number of common shares available for issuance under the 2006 Plan and all other security-based compensation arrangements at 5.6 million common shares, subject to an annual increase of such maximum number of up to three percent of the then outstanding common shares of the Company on each of the first, second and third anniversary of the amendment. Common shares subject to outstanding awards under the 2006 Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under the 2006 Plan. The total aggregate number of common shares that may be issued under the 2006 Plan and all other security-based compensation arrangements of the Company at December 31, 2013 was 10.4 million.

The number of options to purchase common shares available for grant at December 31, 2013 was 2.1 million (April 30, 2013 and 2012—3.6 million and 2.1 million).

Inducement Options

The Company granted 0.5 million inducement options to its current Chief Executive Officer (“CEO”) upon his hiring in January 2011. These options are outside of the pool of stock options available for grant under the 2006 Plan. These options vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant.

Summary

The following is a summary of the Company’s stock option activity:

	Eight Months Ended		Year Ended		Year Ended		Year Ended
	December 31, 2013		April 30, 2013		April 30, 2012		April 30, 2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Balance, beginning of period	6.4	$5.15	6.4	$5.34	5.8	$5.72	2.6	$4.02
Granted	1.7	4.64	1.0	3.58	1.8	3.86	3.7	6.64
Exercised (1)	(0.7)	4.39	(0.1)	3.49	(0.5)	3.75	(0.3)	3.75
Forfeited	(0.1)	4.56	(0.4)	4.62	(0.2)	7.49	(0.1)	6.01
Expired	(0.1)	6.11	(0.5)	5.07	(0.5)	4.99	(0.1)	5.62

Balance, end of period	7.2	$5.10	6.4	$5.15	6.4	$5.34	5.8	$5.72

Number of options exercisable	3.8	$5.37	3.7	$5.28	2.5	$5.45	1.7	$4.95

(1)	The total intrinsic value of options exercised during the eight months ended December 31, 2013 was $2.6 (year ended April 30, 2013, 2012 and 2011—$0.1, $0.3 and $0.6).

The following table summarizes information about the Company’s stock options outstanding and exercisable at December 31, 2013:

Total outstanding				Total exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value(3)	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value(3)
$3.75	0.4	0.6 years	$2.5	0.4	0.6 years	$2.2
$3.80	1.0	6.5 years	6.5	0.1	6.5 years	0.8
$4.00	1.0	4.5 years	6.1	0.5	4.5 years	3.1
$4.22	0.4	5.5 years	2.2	0.2	5.5 years	1.0
$5.16(1)	2.0	3.6 years	9.9	1.0	4.1 years	5.1
$5.73	0.4	6.8 years	1.7	—	—	—
$8.79	0.9	3.5 years	1.2	0.7	3.5 years	1.0
Other(2)	1.1	5.3 years	6.1	0.9	5.1 years	4.9

	7.2		$36.2	3.8		$18.1

(1)	During fiscal 2011, the Company granted options to the new CEO to purchase 2.0 million common shares. Of the grant, 1.5 million options were subject to the regular vesting schedule of 1/16 each quarter, and have a seven year contractual life. The remaining 0.5 million options vest as follows: 12.5% of the options vest on the “trigger date” and the remainder vest monthly over an 18-month period following the trigger date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price of the Company’s common shares is equal to or greater than $16.80 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.
(2)	Other consists of all other remaining options outstanding. No individual tranche included in Other has more than 0.3 million options outstanding. The weighted average exercise price of all options included in Other was $4.66 per share.
(3)	The aggregate intrinsic value of outstanding and exercisable stock options represents the amount by which the fair value of the common shares exceeds the exercise price of in-the-money options. The amount is based on the fair value of the shares at December 31, 2013, which is assumed to be the price that would have been received by the option holders had all stock option holders exercised and sold their options on December 31, 2013.

Additional information with respect to stock option activity is as follows:

	Eight Months Ended December 31, 2013		Year Ended April 30, 2013		Year Ended April 30, 2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Unvested, beginning of period	2.8	$4.99	3.9	$5.27	4.1	$6.05
Granted	1.7	4.64	1.0	3.58	1.8	3.86
Vested	(1.0)	4.93	(2.0)	4.83	(1.8)	5.42
Forfeited	(0.1)	6.11	(0.1)	5.19	(0.2)	7.49

Unvested, end of period	3.4	$4.80	2.8	$4.99	3.9	$5.27

17. PREFERRED SHARES

At December 31, 2013, April 30, 2013 and 2012, there were an unlimited number of preferred shares authorized, issuable in series. At December 31, 2013, April 30, 2013 and 2012, there were nil preferred shares outstanding.

18. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	December 31, 2013	April 30, 2013	April 30, 2012
Warrants issued in connection with government funding (1)	$39.1	$39.1	$39.1
Warrants issued in connection with Senior Secured Convertible Notes (2)	—	—	10.5
Warrants issued in connection with Class 1 Preferred Shares (3)	—	—	6.0

	$39.1	$39.1	$55.6

(1)	At December 31, 2013, there were 2.48 million warrants outstanding that were issued in connection with government funding (April 30, 2013 and 2012—2.48 million and 2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.
(2)	At April 30, 2012, there were 1.35 million warrants outstanding that were issued in connection with the issuance of Senior Secured Convertible Notes. The warrants had an exercise price of $15.69 per share and expired in August 2012.
(3)	At April 30, 2012, there were 1.87 million warrants outstanding that were issued in connection with the issuance of Class 1 Preferred Shares. The warrants had an exercise price of $15.91 per share and expired in August 2012.

19. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding for earnings per share calculations as disclosed on the consolidated statements of operations:

	Eight Months Ended	Year Ended	Year Ended	Year Ended
	December 31, 2013	April 30, 2013	April 30, 2012	April 30, 2011
Weighted average number of common shares outstanding, basic	53.9	53.7	53.5	52.9
Dilutive effect of options	—	—	—	0.6
Dilutive effect of warrants	—	2.5	2.5	2.5

Weighted average number of common shares outstanding, diluted	53.9	56.2	56.0	56.0

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on the terms of the securities:

	Eight Months Ended	Year Ended	Year Ended	Year Ended
(Average number outstanding, in millions)	December 31, 2013	April 30, 2013	April 30, 2012	April 30, 2011
Stock options	4.1	4.9	4.9	1.8

Also excluded from all relevant periods are 3.2 million warrants that expired out-of-the-money in August 2012 (as described in note 18).

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

(Average number outstanding, in millions)	Eight Months Ended December 31, 2013
Stock options	2.8
Warrants	2.5

Additionally, for the eight months ended December 31, 2013, 0.5 million options (years ended April 30, 2013, 2012 and 2011—0.5 million, 0.5 million and 0.5 million), which could potentially dilute basic earnings per share in the future, were excluded from the above table since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

20. SPECIAL CHARGES AND RESTRUCTURING COSTS

For the eight months ended December 31, 2013, the Company recorded special charges and restructuring costs of $14.6, consisting of $5.3 of workforce reduction related charges, $2.7 of facility-related charges and $6.6 of acquisition-related costs. The workforce and facility-related charges are primarily for headcount reductions, consisting of the termination of approximately 75 employees, and lease termination obligations in North America as the Company reduces its cost structure. The acquisition-related costs primarily relate to the acquisitions of prairieFyre, as described in note 3, and Aastra, as described in note 28.

For the year ended April 30, 2013, the Company recorded special charges and restructuring costs of $20.3 consisting of $9.2 of workforce reduction related charges, $5.4 of facility-related charges and $5.7 of acquisition-related costs. Workforce reduction and facility-related charges are primarily the result of restructuring actions taken in August 2012. In response to macro-economic concerns, the Company implemented a restructuring plan that included the termination of approximately 200 employees as well as the closure of excess facilities, primarily in North America. Acquisition-related costs of $5.7 consisted primarily of diligence costs incurred during exclusive negotiations with a third party relating to a potential acquisition. The Company concluded that it would not proceed with the transaction.

For the year ended April 30, 2012, the Company incurred a net charge of $3.4 related to the closure of a research and development facility in Ireland. The closure resulted in lease termination obligation and other charges of $2.2 and workforce reduction related charges of $3.2 primarily for the termination of approximately 50 people. In addition, as a result of the closure of this facility, $2.0 million of income was recorded, net against special charges and restructuring costs, related to currency translation adjustments that had previously been deferred through other comprehensive income. The remaining special charges and restructuring costs for the year ended April 30, 2012 consist of lease termination obligation and other charges of $7.6 and workforce reduction related charges of $6.1 for approximately 200 people. These costs were incurred primarily in the United States, the United Kingdom and Canada and were largely the result of the reorganization of the business announced in May 2011.

For the year ended April 30, 2011, the Company undertook actions to reduce its cost structure and improve operational efficiency. The components of the charge included $10.2 of workforce reduction related charges, including severance for approximately 100 employees, as well as $5.3 of lease termination obligations, which include costs to reinstate, back to their original condition, certain leased premises.

At December 31, 2013, the workforce reduction liability of $1.7 and the current portion of the lease termination obligation liability of $3.2 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $2.2 included in other non-current liabilities. Substantially all special charges and restructuring costs relate to the Mitel Communications Solutions segment, as described in note 22.

The following table summarizes details of the Company’s special charges and related reserves:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2010	$0.3	$6.5	$6.8
Year ended April 30, 2011:
Charges	10.2	5.3	15.5
Cash payments	(6.8)	(5.0)	(11.8)
Foreign currency impact and other	0.5	0.2	0.7

Balance of provision as of April 30, 2011	$4.2	$7.0	$11.2

Year ended April 30, 2012:
Charges	9.3	7.8	17.1
Cash payments	(11.7)	(6.0)	(17.7)
Foreign currency impact and other	(0.3)	0.4	0.1

Balance of provision as of April 30, 2012	$1.5	$9.2	$10.7

Year ended April 30, 2013:
Charges	9.2	5.4	14.6
Cash payments	(8.3)	(8.1)	(16.4)
Foreign currency impact and other	(0.1)	(0.3)	(0.4)

Balance of provision as of April 30, 2013	$2.3	$6.2	$8.5

Eight months ended December 31, 2013:
Charges	5.3	2.7	8.0
Cash payments	(5.9)	(3.5)	(9.4)

Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1

21. SUPPLEMENTARY CASH FLOW INFORMATION

	Eight Months Ended	Year Ended	Year Ended	Year Ended
	December 31, 2013	April 30, 2013	April 30, 2012	April 30, 2011
Change in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$30.2	$12.7	$7.1	$15.7
Inventories	(4.2)	0.7	(1.5)	2.5
Other current assets (1)	4.6	0.9	(0.3)	4.4
Other non-current assets	0.2	(0.7)	(0.9)	0.2
Accounts payable and accrued liabilities (2)	(17.6)	(2.2)	2.0	(16.9)
Deferred revenue	1.8	2.3	(4.7)	(2.6)
Other non-current liabilities (2)	0.2	(0.7)	(1.2)	2.5
Change in pension liability	(1.1)	0.5	0.7	0.9

	$14.1	$13.5	$1.2	$6.7

Interest payments	$17.6	$15.7	$17.1	$18.6
Income tax payments	$5.6	$14.6	$9.8	$7.0
Disclosure of non-cash activities during the period:
Property and equipment additions financed through capital lease	$4.1	$9.1	$2.7	$2.5

(1)	Included in other current assets on the consolidated balance sheets is restricted cash, the change in which is presented separately on the consolidated statements of cash flows.
(2)	Included in accounts payable and accrued liabilities and in other non-current liabilities on the consolidated balance sheets is the litigation settlement obligation, the change in which is presented separately on the consolidated statements of cash flows.

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

Operating segments

Financial information by operating segment is summarized below.

	Eight months ended December 31, 2013
	MCS	NetSolutions	Other	Total
Revenues	$292.2	$58.3	$6.8	$357.3

Segment income	63.5	11.2	1.3	76.0

Corporate and unallocated:
Selling, general and administrative				(58.9)
Special charges				(14.6)

Operating income				$2.5

	Fiscal year ended April 30, 2013
	MCS	NetSolutions	Other	Total
Revenues	$480.3	$84.2	$12.4	$576.9

Segment income	108.5	18.9	2.2	129.6

Corporate and unallocated:
Selling, general and administrative				(85.7)
Special charges				(20.3)
Litigation settlement				(1.5)

Operating income				$22.1

	Fiscal year ended April 30, 2012
	MCS	NetSolutions	Other	Total
Revenues	$514.7	$81.0	$16.1	$611.8

Segment income	112.3	18.6	3.1	134.0

Corporate and unallocated:
Selling, general and administrative				(86.1)
Special charges				(17.1)
Litigation settlement				(1.5)

Operating income				$29.3

	Fiscal year ended April 30, 2011
	MCS	NetSolutions	Other	Total
Revenues	$491.0	$78.8	$19.5	$589.3

Segment income	91.0	19.4	3.8	114.2

Corporate and unallocated:
Selling, general and administrative				(80.9)
Special charges				(15.5)
Litigation settlement				(1.0)

Operating income				$16.8

Long-lived asset information by segment is as follows:

	December 31, 2013
	Property and Equipment	Goodwill	Identifiable Intangible Assets
MCS	$28.0	$113.5	$46.7
NetSolutions	0.5	33.8	4.0
Other	—	—	—

	$28.5	$147.3	$50.7

	April 30, 2013			April 30, 2012
	Property and Equipment	Goodwill	Identifiable Intangible Assets	Property and Equipment	Goodwill	Identifiable Intangible Assets
MCS	$29.9	$98.8	$50.2	$21.4	$98.8	$70.3
NetSolutions	0.2	33.8	5.7	0.1	33.8	8.2
Other	—	—	—	—	—	—

	$30.1	$132.6	$55.9	$21.5	$132.6	$78.5

Geographic Information

Revenues from external customers are attributed to the following countries based on location of the customers:

	Eight Months Ended	Year Ended	Year Ended	Year Ended
	December 31, 2013	April 30, 2013	April 30, 2012	April 30, 2011
United States	$228.8	$369.6	$380.7	$372.4
United Kingdom	63.3	108.7	119.3	108.6
Canada	20.9	32.5	37.8	34.4
Other foreign countries	44.3	66.1	74.0	73.9

	$357.3	$576.9	$611.8	$589.3

Concentrations

The Company sells its products and services to a broad set of enterprises ranging from large, multinational enterprises, to small and mid-sized enterprises, government agencies, health care organizations and schools. Management believes that the Company is exposed to minimal concentration risk since the majority of its business is conducted with companies in numerous diverse industries. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for its accounts receivable. In some cases, the Company will require payment in advance or security in the form of letters of credit or third-party guarantees. No single customer accounted for more than 10 percent of the Company’s revenue or accounts receivable as of or for the eight months ended December 31, 2013 and as of or for the years ended April 30, 2013, 2012 and 2011.

Three independent suppliers manufacture a significant portion of the Company’s products. The Company is not obligated to purchase products from these specific suppliers in any specific quantity, except as the Company outlines in forecasts or orders for products required to be manufactured by these companies. The Company’s supply agreements with these suppliers results in a concentration that, if suddenly eliminated, could have an adverse effect on the Company’s operations. While the Company believes that alternative sources of supply would be available, disruption of its primary sources of supply could create a temporary, adverse effect on product shipments.

23. INCOME TAXES

Details of income taxes are as follows:

	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012	Year Ended April 30, 2011
Income (loss) from continuing operations before income taxes:
Canadian	$0.4	$10.6	$21.5	$(17.5)
Foreign	(16.0)	(9.5)	(11.7)	15.5

	$(15.6)	$1.1	$9.8	$(2.0)

Current income tax recovery (expense):
Canadian	$(0.2)	$(0.1)	$0.2	$(5.3)
Foreign	(7.5)	(10.2)	(8.6)	(2.7)

	$(7.7)	$(10.3)	$(8.4)	$(8.0)

Deferred income tax recovery (expense):
Canadian	$3.0	$6.4	$34.0	$89.0
Foreign	14.8	12.7	13.8	7.4

	$17.8	$19.1	$47.8	$96.4

The income tax recovery (expense) reported differs from the amount computed by applying the Canadian rates to the income (loss) before income taxes. The reasons for these differences and their tax effects are as follows:

	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012	Year Ended April 30, 2011
Expected tax rate	26.5%	26.5%	27.6%	29.8%

Expected tax benefit (expense)	$4.1	$(0.3)	$(2.7)	$0.6
Foreign tax rate differences	0.8	(1.1)	(2.3)	0.7
Use of losses not previously recognized	0.8	(0.3)	(0.9)	(0.1)
Release of valuation allowance on deferred tax assets	—	0.5	35.4	87.2
Effect of change in tax rates on deferred tax balances	—	3.4	—	—
Permanent differences	(2.4)	(1.0)	(1.4)	(2.1)
Tax credits and other adjustments	6.8	7.6	11.3	2.1

Income tax recovery	$10.1	$8.8	$39.4	$88.4

The tax effect of components of the deferred tax assets and liabilities are as follows:

	December 31, 2013	April 30, 2013	April 30, 2012
Assets:
Net operating loss and credit carry-forwards	$111.4	$104.4	$98.7
Allowance for doubtful accounts	1.4	1.7	1.7
Inventories	1.3	1.8	1.7
Restructuring and other	7.0	7.4	12.5
Pension liability	12.4	21.1	19.8
Revenue recognition	8.6	8.0	7.3
Lease obligations, share issuance costs and long-term debt	1.8	3.2	2.0
Intangibles	85.3	82.7	79.0

Total deferred tax assets	229.2	230.3	222.7

Liabilities:
Lease obligations	(4.6)	(16.2)	(24.0)
Acquisition intangibles	(65.1)	(65.1)	(65.1)
Property and equipment	(2.6)	(0.2)	(3.4)

Total deferred tax liabilities	(72.3)	(81.5)	(92.5)

Total gross deferred tax assets net of total deferred tax liabilities	156.9	148.8	130.2
Valuation allowance	(26.5)	(35.3)	(35.8)

Net deferred tax assets	$130.4	$113.5	$94.4

The Company updates its assessment of the realizability of its deferred tax assets at each reporting period. At December 31, 2013, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there is a valuation allowance of $26.5 against deferred tax assets primarily in the United Kingdom (April 30, 2013 and 2012 – $35.3 and $35.8, respectively). Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

For the eight months ended December 31, 2013 and the year ended April 30, 2013, there were no significant changes to the assessment of the realizability of the Company’s deferred tax assets.

In the year ended April 30, 2012, based primarily on stronger operating performance in fiscal 2012, the Company determined that it was more-likely-than-not that the Company would realize a benefit from an additional portion of its deferred tax assets in Canada. As a result, a valuation allowance of approximately $35.4 was released, primarily relating to the deferred tax assets in Canada.

For the year ended April 30, 2011, based on a number of factors, including completion of a reorganization of certain subsidiaries, cumulative income for the last 36 months and forecasted income, the Company determined that the weight of the evidence indicated that it was more likely than not that the Company will realize a benefit from a portion of its deferred tax assets in Canada and released $87.2 of valuation allowance.

The Company and its subsidiaries had the following tax loss carryforwards and tax credits:

	December 31, 2013
Year of Expiry	Tax Losses	Tax Credits
2018	$—	$0.7
2019	9.4	0.9
2020-2033	1.4	63.8
Indefinite	152.1	—

Total	$162.9	$65.4

These tax loss carry-forwards relate to operations in Canada, United States, France and Hong Kong. The United States has an annual restriction of $2.3 on the utilization of these losses related to a change in ownership in 2001.

Tax credit carry-forwards relate to the Canadian and United States operations amounting to $58.1 and $7.3, respectively. These credits consist primarily of investment tax credits that can be used to offset future federal, provincial and state income taxes payable.

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

Uncertain Tax Positions

The following table reconciles the activity related to the Company’s unrecognized tax benefits, which are included in other non-current liabilities in the consolidated balance sheets:

	Eight Months Ended December 31,	Year Ended April 30,
	2013	2013	2012
Opening balance	$9.6	$10.7	$11.9
Increase related to current year tax positions	0.1	1.2	1.8
Decrease related to prior year tax positions	—	(0.6)	(0.1)
Reductions due to lapse in statute of limitations	—	(1.6)	(2.9)
Other	0.1	(0.1)	—

Closing balance	$9.8	$9.6	$10.7

The amount of unrecognized tax benefits at December 31, 2013 that would affect the effective tax rate, if recognized, were approximately $8.5 (April 30, 2013 and 2012—$8.3 and $8.2).

The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013, the Company has a balance of $0.5 (April 30, 2013 and 2012—$0.5 and $0.5) for the potential payment of interest and penalties. For the eight months ended December 31, 2013, the Company expensed $0.1 (years ended April 30, 2013, 2012 and 2011—$0.1, $0.2 and $0.5) for the potential payment of interest and penalties.

The Company expects that the amount of unrecognized tax benefits, inclusive of related interest, will change in the next 12 months. The amount of tax and interest related to unrecognized tax benefits is expected to decrease by approximately $1.4. While the Company continues to pursue the settlement of its uncertain tax positions, it is unable to quantify the amounts that will be settled in the next 12 months.

The Company or its subsidiaries file income tax returns in Canada, the U.S., the U.K. and various other foreign jurisdictions. These tax returns are subject to examination by local taxing authorities. The following summarizes the open years by major jurisdiction: Canada – 2010 to 2013 and for specific types of transactions from 2008 to 2013; the U.S. – 2010 to 2013; and the U.K. – 2008 to 2013.

At December 31, 2013, the Company is presently under audit in the U.K. for the 2009, 2010 and 2011 tax years, in the U.S. for the 2010 and 2011 tax years and in France for the years 2006 to 2009. The resolution of tax matters in these jurisdictions is not expected to be material to the Consolidated Financial Statements.

24. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover substantially all employees. In addition, the Company’s U.K. subsidiary maintains a defined benefit pension plan, which has been closed to new employees since 2001. Since November 2012, the defined benefit pension plan no longer has active members, as described below.

Defined Contribution Plans

The Company contributes to defined contribution pension plans on the basis of the percentage specified in each plan. The costs of the defined contribution plans are expensed as incurred. For the eight months ended December 31, 2013, the Company made contributions to these plans of $2.4 (years ended April 30, 2013, 2012 and 2011—$3.9, $3.7 and $2.2).

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

For the eight months ended December 31, 2013, changes in valuation assumptions, in particular a change in discount rate, produced a favorable impact on the Company’s defined benefit pension plan obligations. The accrued pension benefits decreased to £136.6 from £156.3 as a result of these changes in assumptions. After the effects of foreign currency translation of British pounds sterling to U.S. dollars, the accrued pension benefits decreased to $226.4 from $242.9.

For the year ended April 30, 2013, changes in valuation assumptions, in particular a change in discount rate, produced an unfavorable impact on the Company’s defined benefit pension plan obligations. The accrued pension benefits increased to £156.3 from £131.5 as a result of these changes in assumptions. After the effects of foreign currency translation of British pounds sterling to U.S. dollars, the accrued pension benefits increased to $242.9 from $213.4.

For the year ended April 30, 2012, changes in valuation assumptions, in particular a change in discount rate, produced an unfavorable impact on the Company’s defined benefit pension plan obligations. The accrued pension benefits increased to £131.5 from £116.5 as a result of these changes in assumptions. After the effects of foreign currency translation of British pounds sterling to U.S. dollars, the accrued pension benefits increased to $213.4 from $194.5.

For the year ended April 30, 2011, there were no significant changes in valuation assumptions.

The actuarial present value of the accrued pension benefits and the net assets available to provide for these benefits, at market value, were as follows:

	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Change in accrued pension benefits:
Benefit obligation at beginning of period	$242.9	$213.4	$194.5
Service cost	—	0.8	1.6
Interest cost	6.6	9.7	9.8
Plan participants’ contributions	—	0.3	0.6
Actuarial loss (gain)	(35.8)	37.5	14.0
Benefits paid	(1.6)	(2.7)	(2.0)
Plan curtailment	—	(6.6)	—
Foreign exchange	14.3	(9.5)	(5.1)

Benefit obligation at end of period	$226.4	$242.9	$213.4

	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Change in plan assets:
Fair value of plan assets at beginning of period	$152.4	$138.2	$133.1
Actual return on plan assets	4.6	18.1	5.3
Employer contributions	3.2	4.6	4.9
Employee contributions	—	0.3	0.6
Benefits paid	(1.6)	(2.7)	(2.0)
Foreign exchange	10.5	(6.1)	(3.7)

Fair value of plan assets at end of period	$169.1	$152.4	$138.2

Pension liability	$57.3	$90.5	$75.2

The following table provides information with respect to the Company’s projected benefit obligation and accumulated benefit obligation, both of which are in excess of plan assets:

	December 31, 2013	April 30, 2013	April 30, 2012
Projected benefit obligation	$226.4	$242.9	$213.4
Accumulated benefit obligation	226.4	242.9	189.2
Fair value of plan assets	169.1	152.4	138.2

The Company’s net periodic benefit cost was as follows:

	Eight Months Ended December 31,	Year Ended April 30,
	2013	2013	2012	2011
Current service cost—defined benefit	$—	$0.8	$1.6	$1.4
Interest cost	6.6	9.7	9.8	9.9
Expected return on plan assets	(5.4)	(7.3)	(8.4)	(8.1)
Recognized actuarial loss	0.8	1.9	1.9	2.7

Net periodic defined benefit cost	$2.0	$5.1	$4.9	$5.9

The following assumptions were used to determine the periodic pension expense:

	December 31, 2013	April 30, 2013	April 30, 2012	April 30, 2011
Discount rate	4.10%	4.90%	5.30%	5.60%
Compensation increase rate	N/A (1)	3.20%	3.30%	3.50%
Investment returns assumption	5.30%	5.30%	6.50%	7.40%
Inflation rate	3.30%	3.30%	3.20%	3.50%

(1)	As a result of the November 2012 pension curtailment, members no longer earn benefits for current service and therefore the compensation rate increase and average remaining service life are no longer factors in determining the net present value of accrued pension benefits.

The following assumptions were used to determine the net present value of the accrued pension benefits:

	December 31, 2013		April 30, 2013		April 30, 2012	April 30, 2011
Discount rate	4.70%		4.10%		4.90%	5.30%
Compensation increase rate	N/A	(1)	N/A	(1)	3.20%	3.30%
Inflation rate	3.30%		3.30%		3.30%	3.30%
Average remaining service life of employees	N/A	(1)	N/A	(1)	18 years	18 years

(1)	As a result of the November 2012 pension curtailment, members no longer earn benefits for current service and therefore the compensation rate increase and average remaining service life are no longer factors in determining the net present value of accrued pension benefits.

Estimated Future Benefit Payments

The table below reflects the total pension benefits expected to be paid in future years.

Benefit Payments
2014	$2.3
2015	2.4
2016	2.5
2017	2.5
2018	2.6
2019-2023	13.5

Contributions

The Company expects contributions from employees of nil and employer contributions of $5.4 (£3.2) to fund the U.K. pension plan deficit in 2014. The amount of annual employer contributions required to fund the pension deficit is determined every three years in accordance with U.K. regulations. In June 2013, the Company’s annual requirement to fund the pension deficit for 2014 was determined to be $5.4 (£3.2), and increases at an annual rate of 3% for fiscal years 2015 and 2016.

Plan Assets

The Company’s target allocation and actual pension plan asset allocation by asset category are as follows:

	December 31,		April 30,
	2013 Actual	2013 Target	2013 Actual	2013 Target	2012 Actual	2012 Target
Equities	67%	67%	67%	67%	65%	80%
Bonds	27%	33%	27%	33%	30%	20%
Cash	6%	0%	6%	0%	5%	0%

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

The following table discloses the major category of fair value (as described in note 26):

	Fair Value Measurement at December 31, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Equities	$114.6	$—	$—	$114.6
Government securities	—	20.1	—	20.1
Corporate debt	—	25.1	—	25.1
Cash	9.4	—	—	9.4

	$124.0	$45.2	$—	$169.2

	Fair Value Measurement at April 30, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Equities	$101.9	$—	$—	$101.9
Government securities	—	24.8	—	24.8
Corporate debt	—	17.5	—	17.5
Cash	8.2	—	—	8.2

	$110.1	$42.3	$—	$152.4

	Fair Value Measurement at April 30, 2012
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Equities	$89.8	$—	$—	$89.8
Government securities	—	19.2	—	19.2
Corporate debt	—	21.7	—	21.7
Cash	7.5	—	—	7.5

	$97.3	$40.9	$—	$138.2

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

At December 31, 2013, the Company held forward option contracts to sell Australian dollars, British pounds sterling and Euros at a fixed rate on a notional amount of $21.0 U.S. dollars. In addition, the Company held forward option contracts to buy Canadian dollars and British pounds sterling at a fixed rate on a total notional amount of $7.1 U.S. dollars. At December 31, 2013, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts of less than $0.1.

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

Credit risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, other receivables, sales-type lease receivables, sold rental payment remaining unbilled and assets held by the defined benefit pension plan. Cash equivalents are invested in government and commercial paper with investment grade credit rating. The Company is exposed to normal credit risk from customers. However, the Company has a large number of diverse customers to minimize concentrations of credit risk. No customer represented more than 10% of accounts receivable at December 31, 2013, April 30, 2013 and April 30, 2012.

Interest rate risk

As described in note 13, the Company is exposed to interest rate risk primarily on its credit facilities which bear interest at LIBOR, subject to a LIBOR floor. As a result, the Company is exposed to changes in interest rates above the LIBOR floor. The Company periodically reviews its exposure to interest rate risk and determines what actions, if any, should be taken to mitigate the risk.

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

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at December 31, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Restricted cash	0.4	—	—	0.4
Forward contracts	—	0.1	—	0.1

	$0.4	$0.1	$—	$0.5

Liabilities
Forward contracts	$—	$0.1	$—	$0.1

	Fair Value Measurement at April 30, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$9.0	$—	$9.0
Restricted cash	0.4	—	—	0.4
Forward contracts	—	0.1	—	0.1
Investment	—	—	1.0	1.0

	$0.4	$9.1	$1.0	$10.5

Liabilities
Forward contracts	$—	$0.1	$—	$0.1

	Fair Value Measurement at April 30, 2012
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$—	$28.5	$—	$28.5
Restricted cash	0.6	—	—	0.6
Forward contracts	—	0.2	—	0.2
Investment	—	—	1.0	1.0

	$0.6	$28.7	$1.0	$30.3

Liabilities
Forward contracts	$—	$0.2	$—	$0.2

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, amounts due to (from) related parties, net investment in sales-type leases, long-term debt and foreign currency forward contracts. Due to the short-term maturity of cash and cash equivalents, restricted cash, accounts receivable, bank indebtedness, and accounts payable, the carrying value of these instruments is a reasonable estimate of their fair value. Foreign currency contracts are carried at fair value and reflect the estimated amount that the Company would pay in an orderly transaction between market participants to settle all outstanding contracts at year-end. This fair value represents a point-in-time estimate that may not be relevant in predicting the Company’s future earnings or cash flows. At December 31, 2013, the fair value of the first lien term loan and second lien term loan was approximately 102% and 101%, respectively, of the principal balance outstanding.

The following table presents the changes in the Level 3 fair value category for the eight months ended December 31, 2013:

	May 1, 2013	Net Realized/ Unrealized (Gains) Losses included in Earnings		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	December 31, 2013
			Other(1)
Assets
Investment	$1.0	$—	$(1.0)	$—	$—	$—

(1)	Now recorded as an equity-accounted investment.

27. TRANSITION PERIOD COMPARATIVE BALANCES

In January 2014, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of its Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2014. This resulted in a change in fiscal year end from April 30 to December 31. The required transition period of May 1, 2013 to December 31, 2013 is included in these financial statements. For comparative purposes, the unaudited consolidated results of operations and comprehensive income for the eight months ended December 31, 2012 is as follows:

Revenues	$364.7
Cost of revenues	164.3

Gross margin	$200.4

Expenses:
Selling, general and administrative	$146.2
Research and development	37.3
Special charges and restructuring costs	17.5
Loss on litigation settlement	1.4

$202.4

Operating loss	$(2.0)
Interest expense	(12.3)
Other income, net	1.2

Loss from continuing operations, before income taxes	(13.1)
Current income tax recovery	1.1
Deferred income tax recovery	6.0

Net loss from continuing operations	(6.0)
Net loss from discontinued operations	(0.7)

Net loss	(6.7)

Other comprehensive loss – foreign currency translation	(0.9)
Other comprehensive income – pension liability adjustments	6.8

Comprehensive loss	$(0.8)

Net loss per common share—Basic and Diluted:
Net loss per share from continuing operations	$(0.11)
Net loss per share from discontinued operations	$(0.01)
Net loss per share	$(0.12)
Weighted-average number of common shares outstanding:
Basic and diluted	53.7

28. SUBSEQUENT EVENT

a) Acquisition of Aastra Technologies Limited

On November 10, 2013, Mitel and Aastra Technologies Limited (“Aastra”) (TSX:AAH) entered into a definitive arrangement agreement under which Mitel agreed to acquire all of the outstanding Aastra common shares in exchange for $80.0 as well as the issuance of approximately 44.2 million Mitel common shares. Aastra is a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately $600.0 Canadian dollars for the year ended December 31, 2013, of which approximately 75% were generated in Europe. The transaction was completed on January 31, 2014.

Under the terms of the agreement, on January 31, 2014, Mitel increased the number of directors on its board of directors from eight to nine and two members of Mitel’s then existing board of directors resigned. Mitel’s board of directors appointed three new board members, as selected by the former board of directors of Aastra, to fill the vacancies.

The total value of consideration given by Mitel was $471.3, consisting of $80.0 of cash and 44.2 million Mitel common shares valued at $391.3 on January 31, 2014. Mitel management believes the transaction provides Mitel with the financial scale and operating leverage to capitalize on the global growth opportunity as the market begins a long-term migration to the cloud. The transaction will allow the combined company to leverage the research and development workforce acquired as well as realize synergies, primarily through general and administrative and procurement savings. These factors contributed to the recognition of goodwill for the acquisition.

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. As the transaction was completed recently, the accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, is still being completed. As a result, the final purchase price allocation may differ significantly from the estimates. The estimated purchase price and allocation of the purchase price is as follows:

January 31, 2014
Net assets:
Cash and cash equivalents	$78.0
Accounts receivable	110.8
Sales-type lease receivables, current	10.3
Inventories	65.1
Deferred tax asset, current	2.9
Other current assets	34.2
Sales-type lease receivables, non-current	13.5
Deferred tax asset, non-current	10.9
Property and equipment	24.4
Intangible assets – customer relationships(1)(4)	116.0
Intangible assets – developed technology(2)(4)	73.3
Intangible assets – trade name(3)(4)	8.0
Goodwill(4)	166.5
Other non-current assets	0.1
Accounts payable and accrued liabilities	(130.6)
Deferred revenue, current	(29.2)
Deferred revenue, non-current	(4.6)
Pension liability	(26.9)
Deferred tax liability	(48.2)
Other non-current liabilities	(3.2)

Net assets acquired	$471.3

Consideration given:
Amount paid, cash	$80.0
Value of Mitel common shares issued	391.3

Total consideration given	$471.3

Cash paid:
Amount paid, cash	$80.0
Cash and cash equivalents acquired	(78.0)

Cash paid, net of cash acquired	$2.0

(1)	Intangible assets – customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(2)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 6 years.
(3)	Intangible assets – trade name is expected to be amortized over the estimated useful life of the asset of 4 years.
(4)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.

As the transaction was recently completed and the accounting for the business combination is not complete, pro-forma income statement disclosures have not been provided.

b) Refinancing of credit facilities

In conjunction with the acquisition of Aastra, Mitel refinanced its February 2013 Credit Facilities. The new credit facilities consist of a $355.0 term loan and a $50.0 revolving facility (the “January 2014 Credit Facilities”). Proceeds of $353.0 (net of original discount of $2.0), along with cash on hand, were used to repay the remaining $258.5 outstanding on the February 2013 Credit Facilities and for the $80.0 of cash consideration paid for the acquisition of Aastra, as well as fees and expenses in connection with the refinancing and the acquisition of Aastra.

Total fees and expenses related to the January 2014 Credit Facilities of $10.8 will be deferred and amortized over the term of the credit facilities using the effective interest method, where applicable. Original issue discount of $2.0 will be recorded net against the long-term debt and will be amortized over the term of the credit facilities using the effective interest method. In addition, $9.9 of unamortized debt issue costs and unamortized original issue discount relating to the February 2013 Credit Facilities as well as prepayment fees of $4.2 were expensed in January 2014 in connection with the refinancing.

The undrawn $50.0 revolving credit facility bears interest at LIBOR plus 4.25%, or, at the option of the Company, a base rate plus an applicable margin, and matures in January 2019. The Company may borrow Canadian dollars under the revolving credit facility. Such borrowings bear interest at the Canadian prime rate plus an applicable margin. The $355.0 term loan bears interest at LIBOR (subject to a 1.00% floor) plus 4.25%, or, at the option of the Company, a base rate plus an applicable margin, and matures in January 2020. The term loan requires quarterly principal repayments of 0.25% of the original outstanding principal.

The Company is also required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the January 2014 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required be paid within 100 days of December 31, 2014.

The Company may prepay the term loan at a premium of 1% over the principal amount within the first six months using proceeds from a refinancing. Otherwise, the term loan can be repaid without premium or penalty. The January 2014 Credit Facilities have customary default clauses, wherein repayment of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the credit facilities.

The January 2014 Credit Facilities contained affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $50.0 of unrestricted cash) to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”), as specified in the credit facilities, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments and (f) limitations on the payment of dividends. The maximum Leverage Ratio applies to the Company for the period ending June 30, 2014 and for all fiscal quarters thereafter until maturity in January 2020, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
June 30, 2014 through March 31, 2015	3.00:1.00
June 30, 2015 through March 31, 2016	2.50:1.00
June 30, 2016 through March 31, 2017	2.25:1.00
June 30, 2017 and thereafter	2.00:1.00

c) Acquisition of Oaisys

In March 2014, Mitel completed the acquisition of Oaisys, a leading developer of integrated call recording and quality management solutions. The acquisition of Oaisys further strengthens Mitel’s position in the growing contact center market. Mitel paid $6.0 for all of the outstanding equity of Oaisys. In addition, up to $3.0 may be paid upon Oaisys meeting certain revenue targets for the period ended April 30, 2014. As the transaction was recently completed and the initial accounting for the business combination was not complete at the time the financial statements were issued, the purchase price allocation and pro-forma income statement disclosures have not been disclosed.

SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

AS OF DECEMBER 31, 2013

(in U.S. dollars, millions)

		Additions
Description	Balance, Beginning of Period(1)	Charged to expenses	Charged to other accounts(2)	Deductions	Balance, End of Period(1)
Year Ended April 30, 2011
Allowance for doubtful accounts, excluding amounts related to lease receivables	$7.8	$1.9	$—	$(5.3)	$4.4
Allowance for sales-type leases and lease recourse liability	$14.8	$3.4	$—	$(6.0)	$12.2
Provision for excess and obsolete inventory	$8.4	$1.6	$(1.7)	$(2.0)	$6.3
Year Ended April 30, 2012
Allowance for doubtful accounts, excluding amounts related to lease receivables	$4.4	$1.0	$—	$(2.0)	$3.4
Allowance for sales-type leases and lease recourse liability	$12.2	$1.6	$—	$(4.4)	$9.4
Provision for excess and obsolete inventory	$6.3	$1.0	$—	$(2.3)	$5.0
Year Ended April 30, 2013
Allowance for doubtful accounts, excluding amounts related to lease receivables	$3.4	$2.5	$—	$(1.1)	$4.8
Allowance for sales-type leases and lease recourse liability	$9.4	$0.7	$—	$(3.4)	$6.7
Provision for excess and obsolete inventory	$5.0	$2.0	$—	$(2.5)	$4.5
Eight Months Ended December 31, 2013
Allowance for doubtful accounts, excluding amounts related to lease receivables	$4.8	$0.7	$—	$(0.7)	$4.8
Allowance for sales-type leases and lease recourse liability	$6.7	$1.0	$—	$(2.7)	$5.0
Provision for excess and obsolete inventory	$4.5	$1.3	$—	$(2.3)	$3.5

(1)	Includes amounts related to the discontinued operations of DataNet.
(2)	Charged to other accounts relates primarily to reclassifications between accounts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the CEO and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC.

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

As of December 31, 2013, our management, including the CEO and CFO, completed their evaluation of the effectiveness of our internal control over financial reporting. This evaluation was based on the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified no material weaknesses that existed in the design or operation of our internal control over financial reporting and concluded that our internal control over financial reporting was effective. In performing the evaluation of internal control over financial reporting as of December 31, 2013, management has excluded prairieFyre, a company acquired in a business combination in June 2013. The total revenue of prairieFyre for the eight months ended December 31, 2013 represents approximately 3.3% of the Company’s consolidated revenue for the same period.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte LLP, independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Transition Report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making its assessment of changes in internal control over financial reporting as of December 31, 2013, management has excluded prairieFyre, a company acquired in a business combination in June 2013. The total revenue of prairieFyre for the eight months ended December 31, 2013 represents approximately 3.3% of the Company’s consolidated revenue for the same period.

Item 9B.	Other Information

Please see Item 11 “Executive Compensation” under the heading “Transition Year Compensation”.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers as of March 7, 2014. Unless otherwise indicated below, the business address for each of our directors and executive officers is 350 Legget Drive, Ottawa, Ontario, Canada K2K 2W7.

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation
Dr. Terence H. Matthews Ottawa, Ontario, Canada	70	Chairman of the Board Member of the Nominating & Governance Committee	February 16, 2001	Chairman, Wesley Clover International Corporation

Richard D. McBee Dallas, Texas, United States	50	President and Chief Executive Officer and Director	January 19, 2011	President and Chief Executive Officer, Mitel

Peter D. Charbonneau (1) Ottawa, Ontario, Canada	60	Lead Director, Chairman of the Audit Committee, Chairman of the Nominating & Governance Committee	February 16, 2001	General Partner, Skypoint Capital Corporation

Benjamin H. Ball San Francisco, California, United States	48	Director, Chairman of the Compensation Committee, Member of the Nominating & Governance Committee	October 23, 2007	Partner, Francisco Partners Management, LLC

Andrew J. Kowal (2) San Francisco, California, United States	36	Director, Member of the Nominating & Governance Committee	July 2, 2009	Partner, Francisco Partners Management, LLC

John P. McHugh (3) Newcastle, California, United States	52	Director, Member of Audit Committee, Member of Nominating & Governance Committee	March 12, 2010	General Manager and Senior Vice President, NETGEAR, Inc.

Anthony P. Shen Toronto, Ontario, Canada	57	Director and Chief Operating Officer	January 31, 2014	Chief Operating Officer, Mitel

Francis N. Shen Toronto, Ontario, Canada	55	Director and Chief Strategy Officer	January 31, 2014	Chief Strategy Officer, Mitel

David M. Williams Toronto, Ontario, Canada	72	Director, Member of Audit Committee, Member of the Compensation Committee, Member of Nominating & Governance Committee	January 31, 2014	Independent Corporate Director

Steven E. Spooner Ottawa, Ontario, Canada	56	Chief Financial Officer	June 20, 2003	Chief Financial Officer, Mitel

Graham Bevington Chepstow, Wales, United Kingdom	54	Executive Vice President and Regional President	June 28, 2006	Executive Vice President and Regional President, Mitel

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation
Joseph A. Vitalone Irving, Texas, United States	52	Executive Vice President and President Americas	April 1, 2013	Executive Vice President and President Americas, Mitel

Ronald G. Wellard Ottawa, Ontario, Canada	56	Executive Vice President, General Manager Mitel Products and Solutions	October 23, 2007	Executive Vice-President, General Manager, Mitel Products and Solutions, Mitel

Burkhart Boettcher Berlin, Germany	47	Executive Vice President and Regional President Europe II	January 31, 2014	Executive Vice President and Regional President Europe II, Mitel

Jon D. Brinton Peoria, Arizona, United States	49	Executive Vice President and General Manager Mitel Cloud Services	May 1, 2011	Executive Vice President and General Manager, Mitel Cloud Services, Mitel

James Davies Ottawa, Ontario, Canada	50	Chief Technology Officer	April 25, 2013	Chief Technology Officer, Mitel

Martin Derungs Kusnacht, Switzerland	49	Executive Vice President and Regional President Europe I	January 31, 2014	Executive Vice President and Regional President Europe I, Mitel

Martyn B. Etherington McKinney, Texas, United States	52	Chief Marketing Officer and Chief of Staff	August 28, 2012	Chief Marketing Officer and Chief of Staff, Mitel

Thomas Lokar Dallas, Texas, Canada	47	Chief Human Resources Officer	January 13, 2014	Chief Human Resources Officer, Mitel

(1)	Mr. Charbonneau routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Charbonneau was a director of METConnex Inc., which filed a notice of intention to file for bankruptcy protection on September 28, 2006. Mr. Charbonneau resigned from the board of METConnex Inc. in June 2007. Mr. Charbonneau was a director of Trellia Networks Corporation, a portfolio company of Skypoint Telecom Fund II, which filed a proposal under the Canadian Bankruptcy and Insolvency Act that was accepted by the Courts in February, 2011.
(2)	Mr. Kowal routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Kowal has served as a director of MagnaChip Semiconductor LLC since September 2008. MagnaChip Semiconductor LLC filed for bankruptcy in June 2009.
(3)	Mr. McHugh took a position as Vice President and General Manager of the Enterprise Data Networking Product Unit for Nortel Networks in December, 2008. In January, 2009, Nortel Networks filed for Chapter 11 Bankruptcy protection in Canada, the United States and the United Kingdom.

Executive officers are appointed by the board of directors to serve, subject to the discretion of the board of directors, until their successors are appointed.

Dr. Terence H. Matthews is our founder, our Chairman and a shareholder. Dr. Matthews has been a member of our board of directors since February 16, 2001 and has been involved with us and previously with Mitel Corporation (re-named Zarlink Semiconductor Inc. and acquired by Microsemi Corporation), for over 20 years. In 1972, he co-founded Mitel Corporation and served as its President until 1985 when British Telecommunications plc bought a controlling interest in the company. In 2001, companies controlled by Dr. Matthews purchased a controlling interest in Mitel Corporation’s communications systems division and the “Mitel” trademarks to form Mitel. Between 1986 and 2000, Dr. Matthews founded Newbridge Networks Corporation and served as its Chief Executive Officer and Chairman. Dr. Matthews is also the founder and Chairman of Wesley Clover International Corporation, an investment group with offices in the United Kingdom and Canada with investments in a broad range of next-generation technology companies, real estate and hotels and resorts. In addition, Dr. Matthews is currently Chairman, or serves on the board of directors, of a number of high technology companies including CounterPath Corporation, ProntoForms Corporation, Solace Systems, Magor Communications Corporation and DragonWave Inc. Dr. Matthews holds an honors degree in electronics from the University of Wales, Swansea and is a Fellow of the Institute of Electrical Engineers and of the Royal Academy of Engineering. He has been awarded honorary doctorates by several universities, including the University of Wales, Glamorgan and Swansea, and Carleton University in Ottawa. In 1994, he was appointed an Officer of the Order of the British Empire, and in the 2001 Queen’s Birthday Honours, he was awarded a Knighthood. In 2011, he was appointed Patron of the Cancer Stem Cell Research Institute at Cardiff University.

Richard D. McBee, who brings more than 25 years of experience in telecommunications to the Company, was appointed to the role of President and Chief Executive Officer in January 2011. Prior to joining the Company, Mr. McBee served as President of the Communications & Enterprise Group of Danaher Corporation. In this role, he was responsible for annual sales derived from carrier, enterprise, and SMB markets via both direct sales and channel partners. Mr. McBee joined Danaher in 2007 as President, Tektronix Communications, following the acquisition by Danaher of Tektronix. During his 15 years with Tektronix, he held a variety of positions including Senior Vice President and General Manager, Communications Business Unit; Senior Vice President of Worldwide Sales, Service and Marketing; and Vice President of Marketing & Strategic Initiatives. Mr. McBee holds a Master’s Degree in Business Administration from the Chapman School of Business and Economics and graduated from the United States Air Force Academy with a Bachelor of Science in 1986.

Peter D. Charbonneau is a General Partner at Skypoint Capital Corporation, an early-stage technology venture capital firm, a position he has held since January 2001. From June 2000 to December 2000, Mr. Charbonneau was an Executive Vice President of March Networks Corporation. Mr. Charbonneau was appointed to our board of directors on February 16, 2001. Prior to his involvement with March Networks Corporation, Mr. Charbonneau spent 13 years at Newbridge Networks Corporation acting in numerous capacities including as Chief Financial Officer, Executive Vice President, President and Chief Operating Officer and Vice Chairman. He also served as a member of Newbridge Networks Corporation’s board of directors between 1996 and 2000. Mr. Charbonneau currently serves on the board of directors of Canadian Broadcasting Corporation and Teradici Corporation. Mr. Charbonneau holds a Bachelor of Science degree from the University of Ottawa and an MBA from University of Western Ontario. He has been a member of the Chartered Professional Accountants of Ontario (and its predecessor, the Institute of Chartered Accountants of Ontario) since 1979 and in June 2003 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

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

John P. McHugh was appointed to our board of directors on March 12, 2010. Mr. McHugh is an enterprise networking industry veteran with over 30 years of related experience. Since July, 2013, Mr. McHugh has been the Senior Vice President of NETGEAR Inc., a company providing networking, storage and media solutions to consumers, small businesses and service providers. Mr. McHugh is the General Manager of the Commercial Business Unit responsible for sales, channels, marketing, R&D, strategic planning and business development. Prior to this role, Mr. McHugh was the Chief Marketing Officer for Brocade Communications Systems, Inc., a public company which offers data center networking and end-to-end enterprise and service provider networking solutions. Previously, Mr. McHugh was Vice President and General Manager of Nortel Networks Limited’s Enterprise Network Solutions Business Unit and oversaw the restructuring and divestiture of that organization from Nortel. He also served briefly as a consultative executive at Silver Lake Management, L.L.C. where he worked on technology and company evaluations. Mr. McHugh also had a 26-year career at Hewlett-Packard Co., where he held a variety of executive management positions including Vice President and Worldwide General Manager of HP ProCurve. Mr. McHugh was responsible for global operations, sales, channels, marketing, R&D, strategic planning and business development. Mr. McHugh holds a Bachelor of Science in Electrical Engineering and Computer Science from the Rose-Hulman Institute of Technology.

Anthony P. Shen was appointed to our board of directors and to the role of Chief Operating Officer upon Mitel’s acquisition of Aastra in January 2014. Mr. Anthony Shen brings more than 20 years of experience in telecommunications, most recently as President and co-Chief Executive Officer of Aastra, a role he held from 2005. He co-founded Aastra with Francis Shen and, prior to 2005, held leadership roles at Aastra including Chief Operating Officer and Vice President of Aastra Telecom Inc., a wholly owned subsidiary of Aastra. Prior to his leadership roles at Aastra, Mr. Anthony Shen spent nine years at Owens Corning Fiberglass Corporation in a variety of positions that spanned engineering and product development to marketing. He holds a Bachelor of Applied Science (Engineering Physics) granted in 1980 from the University of Toronto.

Francis N. Shen was appointed to our board of directors and assumed the role of Chief Strategy Officer upon Mitel’s acquisition of Aastra in January 2014. Mr. Francis Shen brings more than 20 years of experience in the telecommunication industry. He is a co-founding shareholder of Aastra and led the company and its predecessor aerospace and defense business since its inception in 1983. In 1996, when Aastra became a public company, Mr. Francis Shen served as Chairman and Chief Executive Officer, a position he held until 2005, when he became co-Chief Executive Officer, leading the company with Mr. Anthony Shen. He holds a Master of Applied Science (Aerospace Engineering) granted in 1983 and a Bachelor of Applied Science (Engineering Science) granted in 1981, both from the University of Toronto, Canada.

David M. Williams was appointed to the board of directors upon Mitel’s acquisition of Aastra on January 31, 2014. He was previously Aastra’s Lead Independent Director and Chair of Aastra’s Compensation Committee. Mr. Williams served as Interim President and Chief Executive Officer of Shoppers Drug Mart Corporation from February 2011 to November 2011. Prior to this, he served as President and Chief Executive Officer of the Ontario Workplace Safety and Insurance Board and held senior executive and finance roles with George Weston Limited and Loblaw Companies Limited, including a term as Chief Financial Officer of Loblaw Companies Limited. Mr. Williams is a director of Shoppers Drug Mart Corporation, Canadian Apartment Properties REIT, Mattamy Homes Corporation and the Chair of the board of directors of Toronto Hydro Corp. Mr. Williams is a graduate of the ICD Corporate Governance College and has a designation as C.G.A. (Ontario).

Steven E. Spooner joined us in June 2003 as Chief Financial Officer. Mr. Spooner has more than 30 years of financial, administrative and operational experience with companies in the high technology and telecommunications sectors. Between April 2002 and June 2003, he was an independent management consultant for various technology companies. From February 2000 to March 2002, Mr. Spooner was President and Chief Executive Officer of Stream Intelligent Networks Corp., a competitive access provider and supplier of point-to-point high speed managed bandwidth. From February 1995 to February 2000, Mr. Spooner served as Vice President and Chief Financial Officer of CrossKeys Systems Corporation, a publicly traded company between 1997 and 2001. Prior to that, Mr. Spooner was Vice President Finance and Corporate Controller of SHL Systemhouse Inc., also a publicly traded company. He held progressively senior financial management responsibilities at Digital Equipment of Canada Ltd. from 1984 to 1990 and at Wang Canada Ltd. from 1990 to 1992. Mr. Spooner currently serves on the board of Magor Communications Corporation and The Ottawa Hospital Foundation. Mr. Spooner is an honours Commerce graduate of Carleton University. He is a member of the Chartered Professional Accountants of Ontario (successor of the Institute of Chartered Accountants of Ontario) and in 2011 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession. Mr. Spooner also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Graham Bevington is our Executive Vice President and Regional President responsible for all sales and field-service-related activities for the U.K., Benelux (encompassing Belgium, Netherlands and Luxembourg), Middle East and Africa, and Asia-Pacific territories. Mr. Bevington has more than 25 years experience in the high-technology industry in sales and management positions. He was previously our Executive Vice President for International Markets, a position he held since 2011, where he was responsible for overseeing the growth and success of the Company in all non-North American regions. Mr. Bevington joined us in 2000 as Managing Director for EMEA. From 1997 until December 1999, he was Managing Director at DeTeWe Limited and prior to that , Mr. Bevington was Sales Director at Shipton DeTeWe Limited from 1986 to 1997.

Joseph Vitalone joined us in April 2013 as Executive Vice President and President of the Americas, which encompasses the U.S., Canada, and the Caribbean/Latin America. In this role, he is responsible for both the sales and service components of the business for the Americas. Mr. Vitalone has more than 25 years of sales and business development experience in the telecom and technology industries. Prior to joining Mitel, he held the position of Vice President Channel Management at ShoreTel Inc. since 2012 and also served as Vice President of Sales and Business Development for the Americas during ShoreTel’s IPO. Mr. Vitalone also held senior sales management positions at LifeSize Communications (now Logitech), Polycom, and CoVi Technologies, as well as PictureTel, AT&T Wireless and a previous role at Mitel, where he began his sales career. Mr. Vitalone holds a Bachelor of Arts degree (Public Relations) from Western Kentucky University in Bowling Green, Kentucky.

Ronald G. Wellard is Executive Vice President and General Manager of Mitel Products and Solutions. He is responsible for the Company’s product operations across all portfolios and platforms, encompassing product management, product marketing, product operations, supply chain, and logistics. He also leads the company’s technical support organization, and guides the company’s technology innovation initiatives through the Office of the Chief Technology Officer and the research and development organization. Mr. Wellard joined us in December 2003 as Vice President, R&D, then held the position of Executive Vice-President of Product Development and Operations and Executive Vice President and General Manager Mitel Communications Solutions business unit. Mr. Wellard brings more than 30 years of experience in the telecommunications industry. Prior to joining Mitel, Mr. Wellard was a Vice President at Nortel Networks Corporation and held the position of Product Development Director for Meridian Norstar from 1994 to 1999. Mr. Wellard has a Bachelor of Applied Science, Systems Design Engineering degree from the University of Waterloo, Ontario, Canada. He holds over a dozen patents in varied areas of telecommunications.

Burkhart Boettcher was appointed Executive Vice President and Regional President Europe II (a role that spans all sales and related sales-support responsibilities for France, Italy and the Nordic countries) following Mitel’s acquisition of Aastra in January 2014. In this role, Mr. Boettcher brings 15 years of experience and leadership in telecom business operations, as well as in M&A, finance, and engineering. Prior to his current position at Mitel, Mr. Boettcher was Aastra’s Regional Group President, responsible for core sales and all aspects of Aastra’s businesses in Italy, Benelux (encompassing

Belgium, Netherlands and Luxembourg), and the Nordics (encompassing Denmark, Norway, Sweden, Finland, and the Baltics). He joined Aastra in 2004 as Director of Business Development and played a key role in the 2005 acquisitions of EADS and the DeTeWe businesses. In 2005, he took on the role of Managing Director of DeTeWe Comm. GmbH, leading the Direct Sales business, as well as the role of CFO of the Aastra Group in Germany. In 2009, Mr. Boettcher became Vice President, Operational Finance for Europe, and in 2011 assumed the role of Senior Vice President of Global Resources, responsible for human resources management as well as the company’s divestitures and acquisitions in Europe. Prior to Aastra, Mr. Boettcher worked for Swiss telecom provider Ascom, and held various finance positions at several German and Swiss companies. He earned a Diplom-Wirtschaftsingenieur (Master of Management and Engineering) from the Technische Universität Berlin (Technical University of Berlin) in 1995.

Jon Brinton is Executive Vice President and General Manager Mitel Cloud Solutions responsible for leading Mitel’s global cloud initiatives and Mitel’s U.S.-based communications services provider, Mitel NetSolutions. Mr. Brinton joined the Company in 1999 through the acquisition of his own corporation, Network Services Agency, Inc. by Inter-Tel Technologies, Inc. (now known as Mitel Technologies, Inc.) Through the years, Mr. Brinton has held various positions within the Company including: General Manager, Mitel Networks Solutions, Vice President of Networks Services, and President of Mitel NetSolutions, Inc. Mr. Brinton holds a Bachelor of Science degree from Grand Canyon University.

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

Martin Derungs is Executive Vice President and Regional President Europe I, namely, a role that spans all sales and related sales-support responsibilities activities for Germany, Switzerland, Spain, Portugal, Austria, with Central and Southeastern Europe, and Russia with the Commonwealth of Independent States (CIS). He brings more than 20 years of experience in the telecommunications industry. Mr. Derungs came to Mitel following Mitel’s acquisition of Aastra in January 2014, where he held a number of executive positions. Since 2008, Mr. Derungs was Regional Group President, Europe, where he led the business activities of Aastra across various countries in Europe. Between 2010 and 2013, he headed all European business activities with the exception of the French market. This role also expanded to include pan-European business and strategy development for Aastra’s cloud service deployment. From 2006 to 2008, in the role of Vice President of International Sales and Business Development, he was instrumental in the introduction of Aastra’s non-system-specific Voice over IP (VoIP) products into Western European markets, and the creation of Aastra’s European SIP-based terminals. Between 2002 and 2006, he was General Director of Aastra Telecom SL in Spain, where he successfully developed Aastra’s SME business into the market leader position in the Spanish market. Prior to Aastra, Mr. Derungs was Global Account Director at MCI WorldCom, and held several key positions at Swiss-based Ascom. He received a Bachelor of Applied Science (Electronic Engineering) in 1988 from the University of Applied Science in Buchs, Switzerland, and a Postgraduate Degree in Business Administration in 1995 from the Management School St. Gallen, Switzerland.

Martyn Etherington joined Mitel in August 2012 as Chief Marketing Officer. Mr. Etherington has also recently been named Chief of Staff and is responsible for the execution and follow-through of the Company’s business priorities. Prior to joining the Company, Mr. Etherington served for 11 years as Vice President Marketing of Tektronix/Danaher and expanded responsibility for business operations and general management of the Latin America region. Mr. Etherington has more than 25 years of experience with multinational technology companies including IBM, Sequent Computer Systems and Digital Equipment Corporation. He is currently a board member for the Chief Marketing Officer Council and chairs the Business Advisory Council at Portland State University School of Business. Mr. Etherington attended Northbrook College in England where he studied computer science.

Thomas Lokar joined us in January 2014 as Chief Human Resources Officer. Mr. Lokar has more than 18 years of experience in the technology sector and brings to the company deep expertise in organization effectiveness, talent management, and employee development from his previous time at several Fortune 500 companies. Prior to joining the company, Mr. Lokar worked for Hewlett-Packard as Vice President of Human Resources for Enterprise Services, Global Outsourcing, and Application Services. Prior to that, he spent six years at AOL as Senior Vice President of HR Products, Platforms, and Technology Development, before leaving to become president and co-founder of an online career management and talent management start-up. While there, he developed a series of assessment tools and feedback protocols designed to help those seeking employment better define their career plan and to assist recruiters in finding candidates that best match job qualifications. Mr. Lokar has also worked at Bristol Myers Squibb in leadership development, as well as spent seven years in management consulting. He holds a PhD in Industrial and Organizational Psychology from Kansas State University. He earned his BA from the University of Detroit.

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

Audit Committee

The Company’s board of directors has an audit committee. Our audit committee is comprised of Messrs. Peter Charbonneau (Chair), John McHugh and David Williams. Our board of directors has determined that each of these directors meets the independence requirements of the rules and regulations of the Nasdaq and the SEC and the independence requirements of Canadian securities rules. The board of directors has determined that each of these directors is financially literate. Peter Charbonneau (Chair) has been identified as an “audit committee financial expert” as such term is defined by applicable U.S. securities laws.

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

All members of the audit committee have experience reviewing financial statements and dealing with related accounting and auditing issues. Each current member of the audit committee has the following relevant education and experience:

•	Peter Charbonneau is a general partner in Skypoint Capital Corporation, an early-stage technology venture capital firm. He previously served as the Chief Financial Officer and Chief Operating Officer of Newbridge Networks Corporation. Mr. Charbonneau currently chairs the audit committees for CBC/Radio-Canada. He is a member of the audit committee for Teradici Corporation. Mr. Charbonneau has also served as a director and audit committee member at other companies, including Telus Corporation, BreconRidge Corporation, Cambrian Systems, Inc., CounterPath, March Networks Corporation, ProntoForms Corporation and Jennerex, Inc. From 1977 to 1986, Mr. Charbonneau worked as an accountant at Deloitte LLP (as it is now known). Mr. Charbonneau holds a Bachelor of Science from the University of Ottawa, an MBA from the University of Western Ontario and is a Fellow of the Chartered Professional Accountants of Ontario. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

•	John McHugh is the General Manager and Senior Vice President, Commercial Business Unit of NETGEAR, Inc. Prior to his current role, Mr. McHugh was the Chief Marketing Officer for Brocade Communications Systems, Inc. Prior to that, Mr. McHugh held Vice President and General Manager roles at Nortel Networks and Hewlett-Packard Company. In his capacity as an executive of each of these companies, Mr. McHugh has held leadership roles in R&D, Marketing and Manufacturing, as well as having over 16 years of experience in General Management including management of cash and capital usage, evaluating business opportunities and acquisitions with significant capital structure and cash flow analysis. Mr. McHugh holds a Bachelor of Science in Electrical Engineering and Computer Science from Rose-Hulman Institute of Technology.

•	David Williams serves on the board of directors of several Canadian companies. He served as Interim President and Chief Executive Officer of Shoppers Drug Mart Corporation from February 2011 to November 2011. Prior to this, Mr. Williams served as President and Chief Executive Officer of the Ontario Workplace Safety and Insurance Board and held senior executive and finance roles with George Weston Limited and Loblaw Companies Limited, including a term as Chief Financial Officer of Loblaw Companies Limited. Mr. Williams is a director of Shoppers Drug Mart Corporation, Canadian Apartment Properties REIT, Mattamy Homes Corporation and the Chair of the board of directors of Toronto Hydro Corp. Mr. Williams is a graduate of the ICD Corporate Governance College and has a designation as C.G.A. (Ontario).

For additional information regarding the education and experience of each member of the audit committee relevant to the performance of his duties as a member of the audit committee see Item 10 “Directors, Executive Officers and Corporate Governance—Executive Officers and Directors”.

Item 11.	Executive Compensation

As a foreign private issuer in the United States, we are deemed to comply with this Item if we provide information required by Items 6.B and 6.E.2 of Form 20-F in this Transition Report. Accordingly, we are not required to disclose executive compensation according to the requirements of Regulation S-K that are applicable to U.S. domestic issuers; however, we attempt to comply with the spirit of those rules when possible and to the extent that they do not conflict with required Canadian disclosure.

Compensation Committee

Our board of directors has established a compensation committee, the purpose of which is to assist our board of directors in establishing fair and competitive compensation and performance incentive plans. Our compensation committee is currently comprised of Messrs. Benjamin Ball (Chair) and David Williams. Mr. Williams was appointed to the committee in March 2014. Prior to the appointment of Mr. Williams, Dr. Matthews was a member of the committee from February 2014 until Mr. Williams’ appointment. Our board of directors has determined that each of these directors meets the independence requirements of the rules and regulations of the Nasdaq and the SEC and the independence requirements of Canadian securities rules. The compensation committee is responsible for annually reviewing the compensation of our directors, our chief executive officer and certain other senior executives. To ensure an objective process for determining compensation, the compensation committee considers a variety of pre-determined, objective criteria and consults with independent third-party advisers. In each case, the committee reviews the compensation received in the most recent period and assesses its appropriateness in the context of the responsibilities and performance of the individuals and industry trends. On this basis, the committee makes its annual compensation recommendations to the board.

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

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s compensation committee during the Transition Year. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Transition Report with management of the Company and, based on such review and discussion, the compensation committee recommended to the board of directors that the information set forth under “Compensation Discussion and Analysis” below be included in this Transition Report.

Respectfully submitted,

Compensation Committee

Benjamin Ball, Chair

Terence Matthews

Compensation Discussion & Analysis

Director Compensation

Except as noted below, all non-employee directors received role-based fees which are paid quarterly as set forth below:

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

Richard McBee, Anthony Shen and Francis Shen, who are also executives of the Company, do not receive annual service retainers or fees for serving as directors.

Each director may elect to receive up to $40,000 of the above retainers as cash. The remaining balance is to be received in the form of stock options, based on the Black-Scholes value of a stock option on the day of the grant as set out below.

In order to place a limit on the number of options to which a director is entitled, when the closing price of the Corporation’s Common Shares on the Nasdaq on the date of grant is above $4.00 per share, the methodology of calculation for the number of stock options to be granted is the amount of fees owed divided by the Black-Scholes value of a stock option on the day of grant. However, if the closing price of the Company’s shares on the Nasdaq on the date of grant were to be $4.00 per share or less, each director would be granted the lesser of:

1) The amount of fees owed divided by $1.82, which is the approximate Black-Scholes value of a stock option granted when the Corporation’s stock price is $4.00; and

2) The amount of fees owed divided by the Black-Scholes value of a stock option on the day of grant.

The stock options have been granted pursuant to the 2006 Equity Incentive Plan. Options to acquire 139, 362 common shares were exercised by directors during the Transition Year.

The compensation committee has reviewed directors’ compensation for the Transition Year and following year and in fiscal 2012, the committee retained Radford (an AON Consulting Company), or Radford, for assistance to ensure that our directors compensation packages remain competitive within our industry. See Item 11 “Executive Compensation” under the heading “Compensation Discussion & Analysis – Executive Officer Compensation – Fiscal 2014 Compensation”.

A director is reimbursed for any out-of-pocket expenses incurred in connection with attending board or committee meetings, as well as Canadian tax return preparation fees for non-Canadian directors.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its directors, nor has any director received any financial assistance from the Company or any subsidiary. In accordance with our Insider Trading Policy, a Named Executive Officer, or NEO, or director is not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds, that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or director. The following table sets forth a summary of compensation earned during the Transition Year by our non-executive directors:

Name (1)	Fees earned ($)	Option- based awards ($)	Non- equity incentive plan awards ($)	Pension value ($)	All other compensation ($)	Total ($)
Benjamin H. Ball (2)	20,100	21,953	—	—	—	42,053
Peter D. Charbonneau	20,100	31,298	—	—	—	51,398
Jean-Paul Cossart (3)	20,100	21,953	—	—	—	42,053
Andrew J. Kowal (2)	20,100	11,940	—	—	—	32,040
Terence H. Matthews	—	76,736	—	—	—	76,736
John McHugh	—	38,715	—	—	—	38,715
Henry L. Perret (4)	20,100	21,953	—	—	—	42,053

(1)	Mr. Williams was appointed to the Board on January 31, 2014
(2)	Stock options granted in connection with Mr. Ball and Mr. Kowal acting as directors of the Company were granted to Francisco Partners Management, LLC of which Mr. Ball and Mr. Kowal are partners.
(3)	Stock options granted in connection with Mr. Cossart acting as a director of the Company were granted to Scivias S.a.r.l., a company in which Mr. Cossart is a shareholder. Mr. Cossart resigned from the Board of Directors on January 31, 2014.
(4)	Mr. Perret resigned from the Board of Directors on January 31, 2014.

Nasdaq Corporate Governance Rules

Rule 5620(c) of the Nasdaq corporate governance rules generally requires that a listed company’s by-laws provide for a quorum for any meeting of the holders of the company’s common shares of at least 33-1/3% of the company’s outstanding common shares.

Pursuant to the Nasdaq corporate governance rules we, as a foreign private issuer, have elected to comply with practices that are permitted under Canadian law in lieu of the provision of Rule 5620(c). Our by-laws provide that a quorum of shareholders is present at a meeting of our shareholders if the holders of at least 25% of the shares entitled to vote at the meeting are present in person or represented by proxy, provided that a quorum shall be not less than two persons.

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

In fiscal 2012, the Compensation Committee retained Radford to provide survey data and other benchmark information related to trends and competitive practices in executive compensation. As noted above under “Director Compensation”, Radford also assisted us in reviewing our director compensation package. Radford was originally retained by us in April 2006. Executive and director compensation related fees billed by Radford to the Company in the Transition Year, and fiscal years 2013 and 2012 were $6,700, nil and $62,000, respectively. The reference market used to benchmark executive compensation in fiscal 2012 included companies who operate in a similar industry segment to us. The comparable companies used to benchmark our executive compensation included Aastra Technologies Limited, ADTRAN, Inc., CAE Inc., Comtech Telecommunications Corp., Constellation Software, Inc., Extreme Networks, Inc., F5 Networks, Inc., MacDonald, Dettwiler and Associates Ltd., Open Text Corporation, Plantronics, Inc., Polycom, Inc., Sierra Wireless, Inc., Smart Technologies Inc., Tellabs, Inc. and ViaSat Inc. Our compensation committee set our executive officers’ total overall cash compensation at a level that was at or near the 50th percentile of the cash compensation paid to executives with similar roles at comparable companies. Equity compensation was also targeted at the 50th percentile of comparable companies.

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

For the Transition Year, the named executive officers, or NEOs, consisted of: Richard D. McBee, CEO; Steven E. Spooner, CFO; Graham Bevington, Executive Vice President and Regional President; Ronald G. Wellard, Executive Vice President and General Manager, Mitel Products and Solutions; and Joseph A. Vitalone, Executive Vice President and President Americas. The annual performance incentive targets for the Transition Year for our NEOs ranged between 50% and 120% of base salary. The financial objective for Mr. McBee, Mr. Spooner and Mr. Wellard consists of Adjusted EBITDA for the Company. The financial objectives for Mr. Bevington and Mr. Vitalone include annual revenue and contribution margin for their respective regions. The targets for the financial objectives were established by our compensation committee and approved by the board of directors.

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

Fiscal 2014 Compensation. In addition to granting options, the Company intends to grant restricted stock units as part of our NEO’s compensation structure in 2014. There have been no other changes made to our NEO’s compensation structure for 2014.

During the Transition Year, there were 695,000 options granted to the NEOs at strike prices ranging from $3.80 to $5.73 per share. During the Transition Year, there were 158,335 options exercised by the NEOs, at strike prices ranging from $3.75 to $4.22 per share.

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

The following table sets forth a summary of compensation paid during the Transition Year (“T2013”), fiscal years 2013 and 2012 (“F2013” and “F2012”) to our NEOs:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Non-equity annual incentive plan ($)	Option- based Awards ($)	Pension Value ($)(2)	All Other Compensation ($)	Total($)
Richard D. McBee	T2013	440,000	813,600	131,250	—	12,000	1,396,850
Chief Executive Officer (3)	F2013	660,000	509,752	191,000	—	18,000	1,378,752
	F2012	600,000	414,472	—	—	18,000	1,032,472

Steven E. Spooner	T2013	281,258	286,650	1,147,500	2,813	7,706	1,725,927
Chief Financial Officer (4)	F2013	436,185	247,360	191,000	4,477	11,958	890,980
	F2012	423,215	294,327	225,000	4,352	11,950	958,844

Graham Bevington	T2013	160,668	129,202	52,500	16,978	14,064	373,412
Executive Vice President and Regional President (5)	F2013	243,258	187,156	57,300	22,167	20,640	530,521
	F2012	207,038	171,214	75,000	18,012	16,550	487,814

Ronald G. Wellard	T2013	213,833	139,640	70,000	2,138	6,622	432,233
Executive Vice President and General Manager, Mitel Product and Solutions (6)	F2013	331,314	128,190	124,150	3,384	7,972	595,010
	F2012	308,698	161,362	150,000	3,167	7,966	631,193

Joseph A. Vitalone	T2013	246,000	107,238	175,000	—	5,333	533,571
Executive Vice President and President Americas (7)	F2013	25,231	10,000	—	—	667	35,898
	F2012	—	—	—	—	—	—

(1)	Compensation to Mr. Spooner and Mr. Wellard is paid in Canadian dollars, but converted to U.S. dollars at the average rate for the relevant period. The Canadian dollar salaries for T2013, F2013 and F2012 are as follows: Mr. Spooner (T2013—C$292,000, F2013—C$438,000 and F2012—C$425,000), and Mr. Wellard (T2013—C$222,000, F2013—C$333,000 and F2012—C$310,000).

Compensation to Mr. Bevington is paid in British pounds sterling but converted to U.S. dollars at the average rate for the relevant period. The British pounds sterling salary for T2013, F2013 and F2012 for Mr. Bevington is as follows: T2013—£102,667, F2013—£154,000 and F2012—£130,000.

(2)	Pension value for Mr. Spooner and Mr. Wellard consists of contributions to a defined contribution plan. Pension value for Mr. Bevington consists of contributions under a defined benefit plan up to November 2012, and contributions to a defined contribution plan thereafter.
(3)	Mr. McBee did not receive compensation in his role as a director. All Other Compensation for Mr. McBee is in respect of a car allowance.
(4)	All Other Compensation for Mr. Spooner is in respect of a car allowance.
(5)	All Other Compensation for Mr. Bevington is in respect of a car allowance.
(6)	All Other Compensation for Mr. Wellard is primarily in respect of a car allowance.
(7)	All Other Compensation for Mr. Vitalone is in respect of a car allowance. Mr. Vitalone joined Mitel in April 2013.

Options Outstanding

The following table sets forth information regarding options for the purchase of common shares outstanding as of December 31, 2013 to our directors and NEOs. The closing price of our common shares on the NASDAQ December 31, 2013 was $10.09 per share.

Name	Number of securities underlying unexercised options(1)	Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in- the-money options	Number of shares or units of shares that have not vested	Market or payout value of share-based awards that have not vested
Terence H. Matthews	9,438	9,438	—	$3.75	9-Jul-14	$59,836.92	—	$—
Chairman	69,549	69,549	—	$3.75	24-Sep-14	$440,940.66	—	$—
	52,295	52,295	—	$6.50	16-Sep-17	$187,739.05	—	$—
	12,124	12,124	—	$4.00	7-Jul-18	$73,835.16	—	$—
	20,500	20,500	—	$3.29	7-Sep-18	$139,400.00	—	$—
	17,350	17,350	—	$3.05	23-Dec-18	$122,144.00	—	$—
	17,350	17,350	—	$3.44	7-Mar-19	$115,377.50	—	$—
	18,338	18,338	—	$4.22	26-Jun-19	$107,644.06	—	$—
	18,450	18,450	—	$2.61	6-Sep-19	$138,006.00	—	$—
	18,038	18,038	—	$3.06	6-Dec-19	$126,807.14	—	$—
	18,313	18,313	—	$3.94	7-Mar-20	$112,624.95	—	$—
	18,313	18,313	—	$3.80	1-Jul-20	$115,188.77	—	$—
	16,290	16,290	—	$4.64	5-Sep-20	$88,780.50	—	$—
	10,146	10,146	—	$9.58	12-Dec-20	$5,174.46	—	$—

Peter C. Charbonneau	19,253	19,253	—	$3.75	9-Jul-14	$122,064.02	—	$—
Lead Director	19,126	19,126	—	$3.75	24-Sep-14	$121,258.84	—	$—
	32,668	32,668	—	$6.50	16-Sep-17	$117,278.12	—	$—
	20,441	20,441	—	$4.00	7-Jul-18	$124,485.69	—	$—
	10,083	10,083	—	$3.29	7-Sep-18	$68,564.40	—	$—
	8,756	8,756	—	$3.05	23-Dec-18	$61,642.24	—	$—
	8,756	8,756	—	$3.44	7-Mar-19	$58,227.40	—	$—
	10,550	10,550	—	$4.22	26-Jun-19	$61,928.50	—	$—
	10,544	10,544	—	$2.61	6-Sep-19	$78,869.12	—	$—
	10,819	10,819	—	$3.06	6-Dec-19	$76,057.57	—	$—
	10,338	10,338	—	$3.94	7-Mar-20	$63,578.70	—	$—
	10,338	10,338	—	$3.80	1-Jul-20	$65,026.02	—	$—
	6,782	6,782	—	$4.64	5-Sep-20	$36,961.90	—	$—
	4,960	4,960	—	$9.58	12-Dec-20	$2,529.60	—	$—

Benjamin H. Ball	29,446	29,446	—	$3.75	9-Jul-14	$186,687.64	—	$—
Director (2)	46,945	46,945	—	$3.75	24-Sep-14	$297,631.30	—	$—
	62,200	62,200	—	$6.50	16-Sep-17	$223,298.00	—	$—
	28,336	28,336	—	$4.00	7-Jul-18	$172,566.24	—	$—

	21,250		21,250	—	$3.29	7-Sep-18	$144,500.00	—	$—
	18,819		18,819	—	$3.05	23-Dec-18	$132,485.76	—	$—
	18,131		18,131	—	$3.44	7-Mar-19	$120,571.15	—	$—
	22,343		22,343	—	$4.22	26-Jun-19	$131,153.41	—	$—
	21,569		21,569	—	$2.61	6-Sep-19	$161,336.12	—	$—
	20,194		20,194	—	$3.06	6-Dec-19	$141,963.82	—	$—
	20,263		20,263	—	$3.94	7-Mar-20	$124,617.45	—	$—
	20,263		20,263	—	$3.80	1-Jul-20	$127,454.27	—	$—
	8,588		8,588	—	$4.64	5-Sep-20	$46,804.60	—	$—
	7,061		7,061	—	$9.58	12-Dec-20	$3,601.11	—	$—

Andrew J. Kowal	29,446		29,446	—	$3.75	9-Jul-14	$186,687.64	—	$—
Director (2)	46,945		46,945	—	$3.75	24-Sep-14	$297,631.30	—	$—
	62,200		62,200	—	$6.50	16-Sep-17	$223,298.00	—	$—
	28,336		28,336	—	$4.00	7-Jul-18	$172,566.24	—	$—
	21,250		21,250	—	$3.29	7-Sep-18	$144,500.00	—	$—
	18,819		18,819	—	$3.05	23-Dec-18	$132,485.76	—	$—
	18,131		18,131	—	$3.44	7-Mar-19	$120,571.15	—	$—
	22,343		22,343	—	$4.22	26-Jun-19	$131,153.41	—	$—
	21,569		21,569	—	$2.61	6-Sep-19	$161,336.12	—	$—
	20,194		20,194	—	$3.06	6-Dec-19	$141,963.82	—	$—
	20,263		20,263	—	$3.94	7-Mar-20	$124,617.45	—	$—
	20,263		20,263	—	$3.80	1-Jul-20	$127,454.27	—	$—
	8,588		8,588	—	$4.64	5-Sep-20	$46,804.60	—	$—
	7,061		7,061	—	$9.58	12-Dec-20	$3,601.11	—	$—

John P. McHugh	33,276		33,276	—	$6.50	16-Sep-17	$119,460.84	—	$—
Director	12,124		12,124	—	$4.00	7-Jul-18	$73,835.16	—	$—
	12,167		12,167	—	$3.29	7-Sep-18	$82,735.60	—	$—
	9,238		9,238	—	$3.05	23-Dec-18	$65,035.52	—	$—
	10,200		10,200	—	$3.44	7-Mar-19	$67,830.00	—	$—
	11,008		11,008	—	$4.22	26-Jun-19	$64,616.96	—	$—
	12,675		12,675	—	$2.61	6-Sep-19	$94,809.00	—	$—
	11,713		11,713	—	$3.06	6-Dec-19	$82,342.39	—	$—
	10,475		10,475	—	$3.94	7-Mar-20	$64,421.25	—	$—
	10,475		10,475	—	$3.80	1-Jul-20	$65,887.75	—	$—
	9,213		9,213	—	$4.64	5-Sep-20	$50,210.85	—	$—
	6,356		6,356	—	$9.58	12-Dec-20	$3,241.56	—	$—

David M. Williams(3)	—		—	—	$—	—	$—	—	$—
Director

Richard D. McBee	500,000	(4)	—	500,000	$5.16	19-Jan-16	$—	500,000	$2,465,000.00
Chief Executive Officer	1,500,000	(6)	1,031,248	468,752	$5.16	19-Jan-18	$5,084,052.64	468,752	$2,310,947.36
	100,000		37,500	62,500	$4.22	26-Jun-19	$220,125.00	62,500	$366,875.00
	75,000		9,375	65,625	$3.80	1-Jul-20	$58,968.75	65,625	$412,781.25

Anthony P. Shen(3)	—		—	—	$—	—	$—	—	$—
Chief Operating Officer

Francis N. Shen(3)	—		—	—	$—	—	$—	—	$—
Chief Strategy Officer

Steven E. Spooner	33,334	(5)	—	16,667	$3.75	26-May-14	$—	16,667	$105,668.78
Chief Financial Officer	25,000		21,875	3,125	$8.79	15-Jul-17	$28,437.50	3,125	$4,062.50

	150,000		9,375	56,250	$4.00	7-Jul-18	$57,093.75	56,250	$342,562.50
	100,000		—	62,500	$4.22	26-Jun-19	$—	62,500	$366,875.00
	50,000		3,125	46,875	$3.80	1-Jul-20	$19,656.25	46,875	$294,843.75
	400,000		—	400,000	$5.73	9-Oct-20	$—	400,000	$1,744,000.00

Graham Bevington	16,668	(5)	—	8,334	$3.75	26-May-14	$—	8,334	$52,837.56
Executive Vice President and Regional President	30,000		26,250	3,750	$8.79	15-Jul-17	$34,125.00	3,750	$4,875.00
	50,000		31,250	18,750	$4.00	7-Jul-18	$190,312.50	18,750	$114,187.50
	30,000		11,250	18,750	$4.22	26-Jun-19	$66,037.50	18,750	$110,062.50
	30,000		3,750	26,250	$3.80	1-Jul-20	$23,587.50	26,250	$165,112.50

Joseph A. Vitalone	100,000		12,500	87,500	$3.80	1-Jul-20	$78,625.00	87,500	$550,375.00
Executive Vice President and President Americas

Ronald G. Wellard	16,668	(5)	8,334	8,334	$3.75	26-May-14	$52,837.56	8,334	$52,837.56
Executive Vice President and General Manager Mitel Products and Solutions	30,000		26,250	3,750	$8.79	15-Jul-17	$34,125.00	3,750	$4,875.00
	100,000		62,500	37,500	$4.00	7-Jul-18	$380,625.00	37,500	$228,375.00
	65,000		12,187	52,813	$4.22	26-Jun-19	$71,537.69	52,813	$310,012.31
	40,000		5,000	35,000	$3.80	1-Jul-20	$31,450.00	35,000	$220,150.00

(1)	Each stock option award was granted pursuant to our 2006 Equity Incentive Plan or, in the case of Mr. McBee, as an inducement (as described in note 6 below). All of these stock options are unexercised.
(2)	The stock options granted to Francisco Partners Management, LLC have been reflected next to the names of Mr. Ball and Mr. Kowal, who are partners of Francisco Partners Management, LLC. An aggregate of 352,317 options have been granted to Francisco Partners Management, LLC.
(3)	Mr. Williams, Mr. Anthony Shen and Mr. Francis Shen were appointed to the Board on January 31, 2014.
(4)	Represents performance-based stock options granted under the 2006 Equity Incentive Plan. The stock options vest as follows: 25% of the options vest on the trigger date and the remainder vest monthly over an 18-month period following the trigger date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price of the common shares on The Nasdaq Global Market is equal to or greater than $16.80 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.
(5)	Represents performance-based stock options granted under the 2006 Equity Incentive Plan. The stock options vest as to 12.5% on each of the first, second, third and fourth anniversaries from the date of grant. The remaining 50% vest as follows: 12.5% of the options vest on the trigger date and the remainder vest monthly over an 18-month period following the trigger date. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.
(6)	515,175 of the stock options granted to Mr. McBee as a component of his employment compensation, have been granted as an inducement, material to his entering into employment with us. These inducement options will vest on the same vesting schedule as regular options granted under the 2006 Equity Incentive Plan. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Company.

Incentive Plan Awards – Value Vested or Earned During the Year

The following table lists, with respect to each NEO and each of our directors, the value of all option-based and share-based awards that have vested, and all non-equity incentive plan compensation earned, during the Transition Year.

Name(1)	Option-based awards - Value vested during the year ($)(2)	Non-equity incentive plan compensation - Value earned during the year ($)(3)
Richard D. McBee	110,030	813,600
Steven E. Spooner	71,000	286,650
Ronald G. Wellard	47,502	139,640
Graham Bevington	24,000	129,202
Joseph Vitalone	13,625	107,238
Benjamin H. Ball	282,422	—
Peter D. Charbonneau	165,210	—
Jean-Paul Cossart(4)	135,225	—
Andrew J. Kowal	282,422	—
Terence H. Matthews	353,830	—
John McHugh	143,443	—
Henry L. Perret(4)	104,969	—

(1)	Mr. Anthony Shen, Mr. Francis Shen and Mr. Williams were appointed to the board of directors on January 31, 2014.

(2)	Represents the total value of options that vested in the Transition Year 2013. The values were calculated using the closing price of our common shares on the date the options vested, or if the options vested on a non-trading day, the next day that our shares traded.
(3)	Represents the total value of annual cash incentive awards for the Transition Year. These amounts are also reported in the Summary Compensation Table.
(4)	Mr. Cossart and Mr. Perret resigned from the board of directors on January 31, 2014

Stock Option and Other Compensation Plans

2006 Equity Incentive Plan

The Company adopted an equity incentive plan on September 7, 2006, or the 2006 Equity Incentive Plan.

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

The initial aggregate number of Common Shares that could be issued under the 2006 Equity Incentive Plan and all other security-based compensation arrangements of the Corporation was 5,600,000 Common Shares (the “Initial Option Pool”) provided that an additional number of Common Shares of up to three percent of the number of Common Shares then outstanding could be added to such Initial Option Pool each year for three years starting on March 5, 2011, the first anniversary date. Effective on each of the first and second anniversary dates, the Compensation Committee approved a 3% increase to the Initial Option Pool. Upon listing the Corporation’s Common Shares on the TSX on June 27, 2012, the 3% increase became automatic in accordance with the terms of the 2006 Equity Incentive Plan. Therefore effective March 5, 2013, the 3% increase brought the option pool to 10,406,469. Common Shares subject to outstanding awards under the 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under this plan.

As of March 7, 2014, options to acquire 6,808,927 common shares were issued and outstanding under the 2006 Equity Incentive Plan. During the Transition Year, the Company granted options to acquire 1,665,143 common shares under the 2006 Equity Incentive Plan, and 802,048 options to acquire common shares vested under the 2006 Equity Incentive Plan.

Inducement Options

On January 19, 2011, Richard McBee was granted stock options to acquire 515,175 common shares as a component of his employment compensation. These stock options were granted as an inducement material to his entering into employment with us and will vest on the same vesting schedule as options granted under the 2006 Equity Incentive Plan. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan and all other security-based compensation arrangements. As of March 7, 2014, all of these options were outstanding.

Total Options Outstanding

As of March 7, 2014, options to acquire 7,324,102 common shares under the 2006 Equity Incentive Plan and inducement options granted to Mr. McBee were issued and outstanding, representing approximately 7% of our outstanding common shares.

Pension and Retirement Plans

We maintain defined contribution pension plans that cover a number of our employees. We contribute to defined contribution pension plans based on a percentage, as specified in each plan, of participating employees’ pensionable earnings.

The following table sets forth, for each NEO, information regarding defined contribution pension amounts credited to or earned by the NEO during or as at the end of the Transition Year.

Defined Contribution Plan Table

Name	Accumulated value at start of year $(1)	Compensatory $	Non- compensatory $	Accumulated value at year end $
Richard D. McBee	—	—	—	—
Steven E. Spooner	76,970	2,813	9,688	89,471
Graham Bevington	25,459	16,978	31,021	73,458
Ronald G. Wellard	40,017	2,138	2,746	44,901
Joseph Vitalone	—	—	—	—

(1)	The accumulated value at the start of the Transition Year may vary from the accumulated value at April 30, 2013 due to the fluctuation in foreign exchange rates.

There were no material accrued obligations at the end of the Transition Year pursuant to our defined contribution pension plans.

We currently maintain a defined benefit pension plan for certain of our past and present employees in the United Kingdom. The plan was closed to new employees in June 2001. The plan was closed to new service in November 2012. The defined benefit plan provides pension benefits based on length of service up to November 2012 and final average earnings. The pension costs are actuarially determined using the projected benefits method pro-rated on services and management’s best estimate of the effect of future events. Pension plan assets are valued at fair value. As of December 31, 2013, the $226.4 million projected benefit obligation exceeded the fair value of the defined benefit plan assets of $169.1 million, resulting in a pension liability of $57.3 million.

Defined Benefits Plan Table

Name	Number of years credited service	Annual benefits payable		Accrued obligation at start of fiscal year $	Compensatory change $	Non- compensatory change $	Accrued obligation at fiscal year end $
		At year end $	At age 65 $
Graham Bevington	13 years	42,221	42,221	769,753	—	(37,709)	732,044

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

Employment Arrangements

Richard D. McBee. Rich McBee is employed as our CEO. Effective as of January 13, 2011, we executed an Employment Agreement with Mr. McBee. Mr. McBee is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement. If Mr. McBee’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. McBee’s employment without cause or Mr. McBee ends his employment relationship with us, in either case within 12 months of such change of control, he will receive a severance payment totaling 24 months’ salary and bonus compensation (paid over a 24-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. For the Transition Year, Mr. McBee received an annualized base salary of $660,000, stock options, a monthly car allowance of $1,500, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. McBee was also entitled to receive an annual targeted bonus payment of 120% of base salary, dependent upon the achievement of business goals and subject to the approval of the compensation committee of our board of directors. Mr. McBee’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Steven E. Spooner. Steve Spooner is employed as our CFO, reporting to our President and CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Spooner under which he is employed for an indefinite term, subject to termination in accordance with its terms. If Mr. Spooner’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Spooner’s employment without cause or Mr. Spooner ends his employment relationship with us, in either case within 12 months of such change of control, he will receive a severance payment totaling 18 months’ salary and bonus compensation (paid over an 18-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Spooner is entitled to a lump sum payment of one year’s total salary plus bonus and, in addition, accelerated vesting of 25% of any remaining unvested options. For the Transition Year, Mr. Spooner received an annualized base salary of C$438,000, stock options, a monthly car allowance of C$1,000, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Spooner is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Spooner’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Graham Bevington. Graham Bevington is employed as our Executive Vice President and Regional President, reporting to our President and CEO. Mr. Bevington is employed for an indefinite term, subject to termination in accordance with the terms of his employment letter agreement, as amended. If Mr. Bevington is terminated without cause, he will receive a severance payment totaling a minimum of six months’ notice of termination. For the Transition Year, Mr. Bevington received an annualized base salary of £154,000, stock options, a monthly car allowance of £866, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Bevington is also entitled to receive an annual bonus payment related to his achievement of defined targets. Mr. Bevington’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Ronald G. Wellard. Ron Wellard is employed as our Executive Vice President and General Manager, Mitel Product and Solutions, reporting to the President and CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Wellard. Mr. Wellard is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement, as amended. If Mr. Wellard’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Wellard’s employment without cause or Mr. Wellard ends his employment relationship with us for “Good Reason” (as that term is defined in his employment agreement), in either case within 12 months of such change of control, he will receive a severance payment totaling 12 months’ salary and bonus compensation (paid over a 12-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Wellard is entitled to a lump sum payment of one year’s total salary plus bonus and, in addition, accelerated vesting of 25% of any remaining unvested options. For the Transition Year, Mr. Wellard received an annualized base salary of C$333,000, stock options, a monthly car allowance of C$667, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Wellard is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Wellard’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Joseph Vitalone. Joseph Vitalone is employed as our Executive Vice President and President Americas, reporting to the President and CEO. Mr. Vitalone is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement. If Mr. Vitalone’s employment is terminated by us without cause, he will receive a severance payment totaling 12 months’ salary and bonus compensation (paid over a 12-month period), plus benefit continuation. For the Transition Year, Mr. Vitalone received an annualized base salary of $320,000, stock options, a monthly car allowance of $667, fuel and maintenance reimbursement for one vehicle and is also entitled to receive an annual bonus payment related to his achievement of defined targets.

Potential Payments upon Termination or Change of Control

Information regarding payments to the NEOs in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments each NEO would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on December 31, 2013 and using average exchange rates for the Transition Year. The salary payments are calculated based on the salaries stated in the employment agreements of each NEO as of December 31, 2013. Amounts potentially payable under plans which are generally available to all salaried employees, such as health, life and disability insurance, are excluded from the table. Actual payments made at any future date may vary, including the amount the NEO would have accrued under the applicable benefit or compensation plan as well as the price of the common shares.

In the event of retirement, resignation or termination for cause, no salary, benefits or other compensation is payable to an NEO beyond the last effective date of employment and the NEO would only be entitled to exercise options that had already vested or would continue to vest in accordance with the 2006 Equity Incentive Plan.

	Termination without Cause		Change of Control
Name	Salary and Bonus(1) (2)	Equity Vesting(4)	Salary and Bonus(1) (2)	Equity Vesting(5)
Richard D. McBee	$2,985,200	$8,173,981	$2,985,200	$6,024,557
Steven E. Spooner	$1,111,614	$1,149,125	$1,111,614	$2,939,875
Graham Bevington (3)	$481,368	$369,338	$481,368	$326,388
Ronald G. Wellard	$528,736	$850,906	$528,736	$1,321,100
Joseph Vitalone	$488,857	$78,625	—	$80,750

(1)	Please see Item 11 of Part III, “Executive Compensation”—“Compensation Discussion & Analysis”—“Salary Compensation Table” for the salary and bonus payments used in calculating payments on termination without cause or change of control.
(2)	In addition, upon termination without cause or a change of control resulting in termination, each NEO would be entitled to:

•	benefit continuation during the severance or notice periods, as applicable, or where not available, a cash payment in-lieu,

•	a payment equal to car allowance over the applicable period, and

•	in respect of pension, an amount equal to the employer contribution over the applicable period.

In the event of a change of control without termination, each NEO would only be entitled to the indicated payments under “Change of Control”—“Equity Vesting”. No payments for salary or bonus would be payable.

(3)	Mr. Bevington is not subject to the terms and conditions of an executive employment agreement. Payments for salary and bonus are based on the terms of a letter agreement which specifies that each party must provide not less than six months notice of termination of employment, or such longer period as may be provided for pursuant to the Employment Protection (Consolidation) Act 1978.
(4)	The amounts related to stock options and other equity awards are based upon the fair market value of the common shares of $10.09 per share as reported on the Nasdaq on December 31, 2013, the last trading day of the Company’s Transition Year.
(5)	Upon a change of control, all vested options are paid out at the change of control price. The amounts related to stock options and other equity awards are based upon a value of the common shares of $10.26 per share (change of control price), which is the highest per share price in the 5 trading days prior to December 31, 2013 as reported on the Nasdaq, as required by the plan under which the specific stock options or awards were granted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common shares as of March 7, 2014 and shows the number of shares and percentage of outstanding common shares owned by:

•	each person or entity who is known by us to own beneficially 5% or more of our common shares;

•	each member of our board of directors;

•	each of our NEOs; and

•	all members of our board of directors and our executive officers as a group.

Beneficial ownership is determined in accordance with United States Securities and Exchange Commission rules, which generally attribute beneficial ownership of securities to each person or entity who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as outstanding all shares that a person would receive upon exercise of stock options or warrants, or upon conversion of convertible securities held by that person that are exercisable or convertible within 60 days of the determination date. Shares issuable pursuant to exercisable or convertible securities are deemed to be outstanding for computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of beneficial ownership for the following table is based on 98,757,425 common shares outstanding as of March 7, 2014. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner[1]	Number	%
Five Percent Shareholders:
Matthews Group (2)

Dr. Terence H. Matthews	325,723	0.3%
Kanata Research Park Corporation (formerly known as Wesley Clover Corporation)	12,080,610	12.3%

Total	12,406,333	12.6%

Francisco Partners Group (3)

Francisco Partners Management, LLC	357,536	0.4%
Arsenal Holdco I S.a.r.l.	14,508,268	14.7%
Arsenal Holdco II S.a.r.l.	5,589,278	5.7%
Francisco Partners GP II Management (Cayman) Limited	62,470	0.1%
Francisco Partners GP III Management, LLC	858	0.0%

Total	20,518,410	20.7%

Executive Officers and Directors:

Dr. Terence H. Matthews (2)	12,406,333	12.6%
Richard McBee	1,231,874	1.2%
Peter D. Charbonneau (4)	210,228	0.2%
Benjamin H. Ball (3)	20,518,410	20.7%
Andrew J. Kowal (3)	20,518,410	20.7%
John McHugh	154,991	0.2%
Anthony P. Shen	1,835,394	1.9%
Francis N. Shen	5,197,719	5.3%
David M. Williams	86,400	0.1%
Steven E. Spooner (5)	85,778	0.1%
Graham Bevington	73,918	0.1%
Ronald G. Wellard	128,125	0.1%
Joseph A. Vitalone	12,500	0.0%

All directors and executive officers as a group (19 persons) (6)	42,149,043	42.6%

(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Mitel Networks Corporation, 350 Legget Drive, Ottawa, Ontario, Canada, K2K 2W7.
(2)	Includes stock options to acquire 325,723 common shares that are currently exercisable and 12,080,610 common shares owned by Kanata Research Park Corporation, or KRPC. Dr. Matthews has voting and investment power over the common shares owned by KRPC and therefore beneficially owns the common shares held by KRPC.
(3)	Includes 20,166,092 common shares and stock options to acquire 352,317 common shares that are exercisable. Benjamin Ball and Andrew Kowal, both partners of Francisco Partners Management, LLC, have voting and investment power over the common shares owned by each of Francisco Partners, Arsenal Holdco I S.a.r.l., Arsenal Holdco II S.a.r.l., Francisco Partners GP II Management (Cayman) Limited and Francisco Partners GP III Management, LLC and therefore beneficially own the common shares held by each of these entities. The address for each of the Francisco Partners Group, Benjamin Ball and Andrew Kowal is c/o Francisco Partners Management, LLC One Letterman Drive, Building C—Suite 410, San Francisco, California, 94129.

(4)	Of this total, 2,019 common shares are registered to Peter Charbonneau Trust #2, a trust of which Mr. Charbonneau is the sole trustee, and 13,927 common shares are registered to Mr. Charbonneau’s wife, Joan Charbonneau, for which he disclaims beneficial ownership. Includes options to acquire 188,192 common shares from us at exercise prices ranging from $2.61 to $9.58.
(5)	Of this total, 5,100 common shares are registered to the Spooner Children Trust, a trust of which Mr. Spooner is one of three trustees, and 34,375 common shares issuable upon the exercise of options at exercise prices ranging from $3.75 to $8.79.
(6)	In calculating this total, the common shares held by Mr. Ball and held by Mr. Kowal have been counted only once, as all such shares are held by and through the Francisco Partners Group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Kanata Research Park Corporation (KRPC)

We lease our Ottawa-based headquarters facilities from KRPC, a corporation wholly-owned by our chairman Dr. Matthews. We negotiated a lease in October 2010 under terms and conditions that management believes reflected then-current market rates. The lease had an initial term of five years and three months ending on February 15, 2016 and could be renewed at our option for an additional five years.

In November 2013, we amended the lease for our Ottawa-based headquarter facilities. The amendment did not result in any material changes to the terms of the lease other than the extension of the lease for an additional five years, two months, such that the lease term now expires on April 30, 2021. We have also been granted an option to extend the lease term for an additional five year period, at then-current market rates.

The lease contains property reinstatement terms which have not been accrued at this time as the amount is not estimable. The lease contains certain changes in the rental rate over the term of the lease. During the Transition Year, we recorded lease payments for base rent and operating costs of $3.5 million. At December 31, 2013, balances payable relating to the lease totaled nil.

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

We paid $1.0 million for the option to invest in a company based in India, over which company the Matthews Group has significant influence. Sales to and purchases from this company, arising in the normal course of business, were $0.2 million and $0.1 million, respectively, for the Transition Year. In addition, we made sales to and purchases from other companies related to the Matthews Group, arising in the normal course of business, of $0.6 million and $1.2 million, respectively, for the Transition Year. The balances receivable and payable at December 31, 2013 as a result of these transactions were $1.1 million and $0.6 million, respectively.

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

Board Nomination Rights

Pursuant to the terms of the Shareholders’ Agreement, the Francisco Partners Group is entitled to nominate three members of our board of directors, the Matthews Group is entitled to nominate two members of our board of directors, and the number of our board of directors will consist of no more than 10 members. The Shareholders’ Agreement provides that so long as the Francisco Partners Group beneficially owns at least 15% of our outstanding common shares, the Francisco Partners Group may nominate three members of our board of directors; that so long as the Francisco Partners Group beneficially owns at least 10% of our outstanding common shares, the Francisco Partners Group may nominate two members of our board of directors; and that so long as the Francisco Partners Group beneficially owns at least 5% of our outstanding common shares, the Francisco Partners Group may nominate one member of our board of directors. The Shareholders’ Agreement also provides that so long as the Matthews Group beneficially owns at least 10% of our outstanding common shares, the Matthews Group may nominate two members of our board of directors; and that so long as the Matthews Group beneficially owns at least 5% of our outstanding common shares, the Matthews Group may nominate one member of our board of directors. The Shareholders’ Agreement also provides that each of the Francisco Partners Group and the Matthews Group, to the extent they beneficially own at least 5% of our outstanding common shares, will nominate our CEO to serve as a member of our board of directors. Each of the Francisco Partners Group and the Matthews Group will lose the right to nominate any board members upon either party beneficially owning less than 5% of our outstanding common shares. Each of the Francisco Partners Group and the Matthews Group will agree to vote their shares in favor of the election or removal of the other party’s nominees.

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

Director Independence

A majority (six of nine) of our directors are considered “independent”, as defined under the Nasdaq rules and for purposes of Canadian securities laws. Our independent directors are Peter Charbonneau, Benjamin Ball, Andrew Kowal, Terence Matthews, John McHugh and David Williams. For purposes of the Nasdaq rules, an independent director means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director is considered to be independent for the purposes of Canadian securities laws if the director has no direct or indirect material relationship to the company. A material relationship is a relationship that could, in the view of the board, be reasonably expected to interfere with the exercise of a director’s independent judgment. Certain individuals, such as employees and executive officers of the Company, are deemed by Canadian securities laws to have material relationships with the Company.

Dr. Matthews was previously considered a non-independent director under relevant Canadian securities laws as he had functioned as an executive officer of the Company discharging his role as chairman on a full-time basis until January 2011. In January 2011, Richard McBee was appointed as our Chief Executive Officer, and Dr. Matthews has, since that time, discharged his role as chairman of the Company on a part-time basis. The board of directors reviews related-party transactions on a quarterly basis and has determined that relationships with companies affiliated with Dr. Matthews are not material and have been at arms-length and therefore the board of directors is satisfied that Dr. Matthews is independent. Our non-independent Company directors are Richard McBee, Anthony Shen and Francis Shen. Our board of directors determined that Richard McBee is non-independent due to his “insider” position as Chief Executive Officer and President of the Company. Mr. Anthony Shen is non-independent due to his “insider” position as Chief Operating Officer of the Company. Mr. Francis Shen is non-independent due to his “insider” position as Chief Strategy Officer of the Company. Each of Anthony and Francis Shen also held executive positions with Aastra which we acquired on January 31, 2014.

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

The board of directors has also appointed a lead director, Peter Charbonneau. The responsibility of the lead director is to provide additional independent leadership to the board and ensure that it functions in an independent manner. Together with the chairman of the board, the lead director ensures that the board understands its responsibilities and communicates effectively with its subcommittees and with management. Our lead director is also chairman of our Nominating and Corporate Governance Committee, of which all of the members are independent. At the regularly scheduled Nominating and Corporate Governance Committee meetings, the lead director ensures that the independent directors have in-camera discussions.

Item 14.	Principal Accounting Fees and Services

External Auditor’s Fees. Deloitte LLP is our auditor. Fees billed by Deloitte LLP to the Company for the Transition Year and the fiscal year ended April 30, 2013 are detailed below.

	Transition Year 2013	Fiscal Year 2013(5)
Audit fees (1)	$1,374,000	$1,292,000
Audit-related fees (2)	37,000	120,000
Tax fees (3)	21,000	92,000
All other fees (4)	63,000	2,000

Total	$1,495,000	$1,506,000

(1)	Audit fees relate to professional services rendered for the audit of our annual consolidated financial statements and, as required, the unconsolidated statutory financial statements of certain of our subsidiaries. Audit fees include professional services related to quarterly reviews of our consolidated financial statements.
(2)	Audit-related fees billed by Deloitte LLP primarily relate to the defined contribution pension plan in Canada and the defined benefit pension plan in the United Kingdom. It also includes fees for accounting consultation, advisory services and the pass-through cost of regulatory fees.
(3)	Tax fees relate to assistance with tax compliance, expatriate tax return preparation, tax planning and various tax advisory services.
(4)	“All other fees” include other non-audit services, including services relating to various filings relating to the acquisition of Aastra.
(5)	Certain amounts for statutory audits in fiscal year 2013 were reclassified to audit fees from audit-related fees.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	(1) and (2)—The following Consolidated Financial Statements of the Company are included in Item 8 herein.

(A)	Reports of Independent Registered Chartered Accountants.

(B)	Consolidated Balance Sheets—As of December 31, 2013, April 30, 2013 and April 30, 2012.

(C)	Consolidated Statements of Operations—Eight months ended December 31, 2013 and years ended April 30, 2013, April 30, 2012 and April 30, 2011.

(D)	Consolidated Statements of Comprehensive Income (Loss)— Eight months ended December 31, 2013 and years ended April 30, 2013, April 30, 2012 and April 30, 2011.

(E)	Consolidated Statements of Shareholders’ Equity (Deficiency)— Eight months ended December 31, 2013 and years ended April 30, 2013, April 30, 2012 and April 30, 2011.

(F)	Consolidated Statements of Cash Flows—Eight months ended December 31, 2013 and years ended April 30, 2013, April 30, 2012 and April 30, 2011.

(G)	Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—See Exhibit Index.

The management contracts or compensatory plans or arrangements required to be filed as exhibits to this Transition Report are denoted in the Exhibit Index.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

MITEL NETWORKS CORPORATION

By:	/s/ STEVEN E. SPOONER
Steven E. Spooner
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ RICHARD D. MCBEE Richard D. McBee	Chief Executive Officer & President (Principal Executive Officer) and Director	March 31, 2014

/s/ DR. TERENCE H. MATTHEWS	Chairman of the Board	March 31, 2014
Dr. Terence H. Matthews

/s/ PETER D. CHARBONNEAU	Director	March 31, 2014
Peter D. Charbonneau

/s/ BENJAMIN H. BALL	Director	March 31, 2014
Benjamin H. Ball

/s/ ANTHONY SHEN	Director	March 31, 2014
Anthony Shen

/s/ ANDREW J. KOWAL	Director	March 31, 2014
Andrew J. Kowal

/s/ FRANCIS SHEN	Director	March 31, 2014
Francis Shen

/s/ JOHN P. MCHUGH	Director	March 31, 2014
John P. McHugh

/s/ DAVID WILLIAMS	Director	March 31, 2014
David Williams

EXHIBIT INDEX

3.1	Restated Articles of Incorporation (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F–1, filed with the SEC on April 16, 2010)

3.2	By—laws (incorporated by reference to Amendment No. 3 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 30, 2010)

3.3	Articles of Amalgamation, dated January 31, 2014 (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on February 5, 2014)

4.1	Form of Common Share Certificate (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F–1, filed with the SEC on April 16, 2010)

10.1	Form of Warrant granted to Francisco Partners and Morgan Stanley dated August 16, 2007 (incorporated by reference to Schedule 13D (Mitel as issuer) filed with the SEC on August 27, 2007 by Arsenal Holdco I, S.a.r.l., Arsenal Holdco II, S.a.r.l., Francisco Partners GP II (Cayman), L.P., Francisco Partners GP II Management (Cayman) Limited, Francisco Partners GP II, L.P., Francisco Partners II (Cayman), L.P., Francisco Partners Parallel Fund II, L.P. and Francisco Partners GP II Management, LLC)

10.2	Form of Warrant granted to Francisco Partners and Morgan Stanley dated January 18, 2008 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2008)

10.3	First Lien Credit Agreement, dated as of February 27, 2013, among Mitel Networks Corporation and Mitel U.S. Holdings, Inc., as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, Bank of America, N.A. as the Administrative Agent and Collateral Agent, RBC Capital Markets, as the Syndication Agent and Bank of America, N.A., RBC Capital Markets and MCS Capital Markets LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Mitel’s Annual Report on Form 8-K, filed with the SEC on March 4, 2013).

10.4	Second Lien Credit Agreement, dated as of February 27, 2013, among Mitel U.S. Holdings, Inc., as the Borrower, Mitel Networks Corporation as the Parent, various financial institutions and other persons from time to time parties thereto, as the Lenders, Wilmington Trust, National Association as the Administrative Agent and Collateral Agent, and KKR Asset Management as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Mitel’s Annual Report on Form 8-K, filed with the SEC on March 4, 2013)

10.5	Credit Agreement, dated January 31, 2014, among Mitel Networks Corporation and Mitel U.S. Holdings, Inc. as the borrowers, Jefferies Finance LLC as the administrative agent and collateral agent, TD Securities (USA) LLC as the syndication agent, HSBC Bank and Canada Export Development Canada as the co-documentation agent and Jefferies Finance LLC and TD Securities (USA) LLC as joint lead arrangers and joint bookrunners, and the lenders named therein (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on February 5, 2014)

10.6	Deferred Share Unit Plan for Executives effective July 1, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 24, 2005)

10.7	Employee Stock Option Plan dated March 6, 2001, as amended (incorporated by reference to Mitel’s Form S–8, filed with the SEC on March 6, 2006)

10.8	Form of Global Mitel Employment Agreement (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006)

10.9	2006 Equity Incentive Plan, as amended (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.10	Amended and Restated Employee Agreement between Mitel and Donald Smith effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.11	Separation Agreement dated September 1, 2011, between Mitel and Donald W. Smith (incorporated by reference to Mitel’s Form 10Q, filed with the SEC on September 14, 2011)

10.12*	Employment Agreement between Mitel and Joe Vitalone effective as of March 5, 2013

10.13	Amended and Restated Employment Agreement effective as of March 12, 2010, between Mitel and Steven Spooner (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.14	Employment Contract dated August 31, 1999, between Mitel and Graham Bevington (the “Bevington Employment Contract”) (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006)

10.14 (a) Alterations to terms and conditions of the Bevington Employment Contract dated July 20, 2001 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on July 6, 2006)

10.15	Amended and Restated Employment Agreement between Mitel and Ron Wellard effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F–1, filed with the SEC on March 17, 2010)

10.16	Employment Contract dated January 13, 2011, between Mitel and Richard McBee (incorporated by reference to Mitel’s Form 8K, filed with the SEC on January 13, 2011)

10.17	Integrated Communications Solutions R&D Project Agreement (the “R&D Project Agreement”) between Mitel, Mitel Knowledge Corporation, March Networks Corporation, March Healthcare and Her Majesty the Queen in Right of Canada dated October 10, 2002 (incorporated by reference to Amendment No. 3 to the Mitel’s Registration Statement on Form 20–F, filed with the SEC on February 12, 2003) +

10.17 (a) Amendment No. 1 to the R&D Project Agreement dated March 27, 2003 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on August 31, 2004)

10.17 (b) Amendment No. 2 to the R&D Project Agreement dated May 2, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.17 (c) Amendment No. 3 to the R&D Project Agreement dated September 16, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.17 (d) Amendment No. 4 to the R&D Project Agreement dated June 27, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.17 (e) Amendment No. 5 to the R&D Project Agreement dated October 3, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.17 (f) Amendment No. 6 to the R&D Project Agreement dated October 31, 2006 (incorporated by reference to Mitel’s Registration Statement on Form F–1, filed with the SEC on November 8, 2006)

10.17 (g) Amendment No. 7 to the R&D Project Agreement dated March 10, 2010 (incorporated by reference to Mitel’s Annual Report on Form 10-K, filed with the SEC on July 1, 2011)

10.18	Form of Warrant granted to Her Majesty in Right of Canada (incorporated by reference to Mitel’s Annual Report on Form 20–F, filed with the SEC on October 31, 2006)

10.19	Master Manufacturing Services Agreement between Mitel and its subsidiaries and BreconRidge Corporation and its subsidiaries (acquired by Sanmina-SCI in May 2010) dated June 20, 2008 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on February 4, 2010)

10.20	Master Manufacturing Services Agreement between Mitel and Flextronics Telecom Systems, Ltd. dated as at May 1, 2007 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F–1, filed with the SEC on February 4, 2010)

10.21	Shareholder Agreement among Mitel, Terence H. Matthews, Wesley Clover and Francisco Partners dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.22	Amended and Restated Registration Rights Agreement among Mitel, Terence H. Matthews, Wesley Clover, EdgeStone, Francisco Partners and Morgan Stanley dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.23	Lease Agreement between Mitel and Kanata Research Park Corporation dated as at November 1, 2010 (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on February 2, 2011)

10.24	Arrangement Agreement, dated November 10, 2013, between Mitel Networks Corporation and Aastra Technologies Limited (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on November 14, 2013)

10.25	Voting Support Agreement, dated November 10, 2013, among Astra Technologies Limited, Mitel Networks Corporation, Dr. Terence Matthews and Kanata Research Park Corporation (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on November 14, 2013)

10.26	Voting Support Agreement, dated November 10, 2013, among Astra Technologies Limited, Mitel Networks Corporation, Arsenal Holdco I, S.A.R.L. and Arsenal Holdco II, S.A.R.L. (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on November 14, 2013)

10.27	Voting Support Agreement, dated November 10, 2013, among Mitel Networks Corporation, Shen Capital Corporation and Francis Shen (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on November 14, 2013)

10.28	Voting Support Agreement, dated November 10, 2013, among Mitel Networks Corporation, 1615282 Ontario Inc. and Anthony Shen(incorporated by reference to Mitel’s Form 8-K, filed with the SEC on November 14, 2013)

10.29	Consulting Agreement, dated December 11, 2013, between Mitel Networks Corporation and Francis Shen (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on February 5, 2014)

10.30	Consulting Agreement, dated December 11, 2013, between Mitel Networks Corporation and Anthony Shen (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on February 5, 2014)

18.1*	Preferrability Letter of Deloitte LLP dated March 25, 2014.

21.1	Subsidiaries of Mitel (incorporated by reference to Mitel’s Form 10-K, filed with the SEC on June 24, 2013).

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Mitel Network Corporation’s transition report on Form 10-K for the eight month period ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013, April 30, 2013 and 2012; (ii) Consolidated Statements of Operations for the eight months ended December 31, 2013 and years ended April 30, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the eight months ended December 31, 2013 and years ended April 30, 2013, 2012 and 2011; (iv) Consolidated Statements of Shareholders’ Equity for the eight months ended December 31, 2013 and years ended April 30, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the eight months ended December 31, 2013 and years ended April 30, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

+	Portions of this document have been granted “Confidential Treatment” by the Secretary of the SEC.
*	Filed herewith.