Form 10-Q
period 2014-03-31
MITEL NETWORKS CORP
filed 2014-05-08
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 98,976,671 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$136.0	$40.2
Accounts receivable (net of allowance for doubtful accounts of $12.6 and $5.3, respectively)	222.4	104.3
Sales-type lease receivables (net) (note 5)	23.8	13.9
Inventories (net) (note 6)	92.6	36.9
Deferred tax asset	27.9	17.3
Other current assets (note 7)	54.9	26.5

	557.6	239.1
Non-current portion of sales-type lease receivables (net) (note 5)	25.5	12.1
Deferred tax asset	124.1	127.5
Property and equipment (net)	52.5	28.5
Identifiable intangible assets (net) (note 8)	217.8	50.7
Goodwill (note 3)	328.5	147.3
Other non-current assets	19.6	15.3

	$1,325.6	$620.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$204.5	$82.8
Current portion of deferred revenue	72.0	39.4
Current portion of long-term debt	9.5	5.3

	286.0	127.5
Long-term debt (note 11)	357.1	264.2
Lease recourse liability (note 5)	3.0	3.5
Long-term portion of deferred revenue	30.2	16.6
Deferred tax liability	34.1	14.4
Pension liability (note 12)	91.3	57.3
Other non-current liabilities	30.5	18.6

	832.2	502.1

Commitments, guarantees and contingencies (note 13)
Shareholders’ equity:
Common shares, without par value—issued and outstanding: 98.9 and 54.4, respectively	1,208.5	814.9
Preferred shares—issued and outstanding: nil	—	—
Warrants (note 15)	39.1	39.1
Additional paid-in capital	35.9	35.3
Accumulated deficit	(704.9)	(691.3)
Accumulated other comprehensive loss	(85.2)	(79.6)

	493.4	118.4

	$1,325.6	$620.5

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Product	$166.5	$88.3
Services	55.9	42.7
Cloud recurring	19.1	12.1

	241.5	143.1
Cost of Sales:
Product	68.0	29.5
Services	34.3	26.3
Cloud recurring	9.8	6.5

	112.1	62.3

Gross margin	129.4	80.8

Expenses:
Selling, general and administrative	88.2	54.5
Research and development	26.3	13.8
Special charges and restructuring costs (note 17)	13.2	1.4
Loss on litigation settlement	—	0.1

	127.7	69.8

Operating income from continuing operations	1.7	11.0
Interest expense	(5.9)	(5.4)
Debt retirement costs (note 11)	(14.7)	(2.6)
Other income	0.1	0.1

Income (loss) from operations, before income taxes	(18.8)	3.1
Current income tax recovery (expense)	0.3	0.6
Deferred income tax recovery (expense)	4.9	(2.4)

Net income (loss) from continuing operations	(13.6)	1.3
Net loss from discontinued operations	—	(3.0)

Net loss	$(13.6)	$(1.7)

Net income (loss) per common share—Basic
Net income (loss) per share from continuing operations	$(0.16)	$0.02
Net loss per share from discontinued operations	$—	$(0.05)
Net loss per share	$(0.16)	$(0.03)
Net income (loss) per common share—Diluted
Net income (loss) per share from continuing operations	$(0.16)	$0.02
Net loss per share from discontinued operations	$—	$(0.05)
Net loss per share	$(0.16)	$(0.03)
Weighted-average number of common shares outstanding (note 16)
Basic	83.5	53.7
Diluted	83.5	56.2

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss	$(13.6)	$(1.7)

Other comprehensive income (loss):
Foreign currency translation adjustments	2.1	2.9
Pension liability adjustments	(7.7)	(19.5)

	(5.6)	(16.6)

Comprehensive loss	(19.2)	(18.3)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number		Amount
Balance at December 31, 2012	53.7		$810.3	$39.1	$32.4	$(688.1)	$(91.0)	$102.7

Comprehensive loss	—		—	—	—	(1.7)	(16.6)	(18.3)
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at March 31, 2013	53.7		$810.3	$39.1	$33.5	$(689.8)	$(107.6)	$85.5

Comprehensive loss	—		—	—	—	2.7	(4.5)	(1.8)
Exercise of stock options	—	(1)	0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	1.0	—	—	1.0

Balance at June 30, 2013	53.7		$810.4	$39.1	$34.5	$(687.1)	$(112.1)	$84.8

Comprehensive income	—		—	—	—	(1.4)	29.8	28.4
Exercise of stock options	0.2		0.5	—	(0.1)	—	—	0.4
Stock-based compensation	—		—	—	1.2	—	—	1.2

Balance at September 30, 2013	53.9		$810.9	$39.1	$35.6	$(688.5)	$(82.3)	$114.8

Comprehensive loss	—		—	—	—	(2.8)	2.7	(0.1)
Exercise of stock options	0.5		4.0	—	(1.6)	—	—	2.4
Stock-based compensation	—		—	—	1.3	—	—	1.3

Balance at December 31, 2013	54.4		$814.9	$39.1	$35.3	$(691.3)	$(79.6)	$118.4

Comprehensive loss	—		—	—	—	(13.6)	(5.6)	(19.2)
Exercise of stock options	0.3		2.3	—	(0.7)	—	—	1.6
Stock-based compensation	—		—	—	1.3	—	—	1.3
Issuance of shares (note 3)	44.2		391.3	—	—	—	—	391.3

Balance at March 31, 2014	98.9		$1,208.5	$39.1	$35.9	$(704.9)	$(85.2)	$493.4

(1)	Issuance of shares was less than 0.1 for the period.

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH PROVIDED BY (USED IN)
Operating activities:
Net loss	$(13.6)	$(1.7)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization and depreciation	16.2	8.9
Stock-based compensation	1.3	1.1
Deferred income taxes	(4.9)	2.4
Goodwill impairment (note 4)	—	1.9
Debt retirement costs (note 11)	14.2	2.4
Non-cash movements in provisions	—	(0.3)
Change in non-cash operating assets and liabilities (note 19)	13.6	(5.0)

Net cash provided by operating activities	26.8	9.7

Investing activities:
Additions to property, equipment and intangible assets	(3.2)	(1.6)
Acquisitions, net of cash acquired (note 3)	(6.2)	—

Net cash used in investing activities	(9.4)	(1.6)

Financing activities:
Proceeds from issuance of long-term debt (note 11)	353.2	276.4
Repayment of prior credit facilities (note 11)	(259.4)	(304.0)
Prepayment fees relating to prior credit facilities (note 11)	(4.2)	—
Payment of deferred financing costs (note 11)	(11.0)	(8.5)
Repayment of capital lease liabilities and other long-term debt	(2.8)	(1.1)
Proceeds from issuance of common shares from option exercises	1.6	—

Net cash provided by (used in) financing activities	77.4	(37.2)

Effect of exchange rate changes on cash and cash equivalents	1.0	(1.7)

Net increase (decrease) in cash and cash equivalents	95.8	(30.8)
Cash and cash equivalents, beginning of period	40.2	70.2

Cash and cash equivalents, end of period	$136.0	$39.4

(Note 19 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2014 and March 31, 2013

(in U.S. dollars, millions, except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 2014 and the results of operations and cash flows of the Company for each of the three-month periods ended March 31, 2014 and March 31, 2013 in accordance with GAAP applied on a consistent basis.

These unaudited interim consolidated financial statements and the accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto for the eight months ended December 31, 2013 and each of the three years ended April 30, 2013, 2012 and 2011 contained in the Company’s Transition Report on Form 10-K filed with the SEC on March 31, 2014 (the “audited annual consolidated financial statements”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies at December 31, 2013 are described in note 2 to the audited annual consolidated financial statements. In addition to these policies, the Company has adopted a significant accounting policy relating to a multi-employer pension plan as a result of the acquisition of Aastra Technologies Ltd. (“Aastra”), as described in note 3. Also, in connection with the acquisition of Aastra, the Company changed its operating segments, as described in note 18.

Reclassification

In conjunction with the acquisition of Aastra, we reclassified service inventory from other current assets to inventory on the consolidated balance sheets. To conform to the current years’ presentation, $2.9 of service inventory, consisting of gross service inventory of $5.1 and a provision against service inventory of $2.2, was reclassified from other current assets to inventory at December 31, 2013.

Recently issued accounting pronouncements

Other than the accounting pronouncements below, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

Classification of unrecognized tax benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss carryforward or a tax credit carryforward exists. The ASU provides amendments to the Income Taxes subtopic of the FASB Accounting Standards Codification (“ASC”), such that generally, unrecognized tax benefits should be presented as a reduction of deferred tax assets created by net operating losses or tax credit carryforwards in the same jurisdiction. The Company adopted this ASU prospectively in the first quarter of 2014. The adoption did not have a material impact on the consolidated financial statements.

Discontinued operations

In April 2014, the FASB issued ASU 2014-08 to change the criteria for reporting discontinued operations such that disposals of small groups of assets will no longer qualify for discontinued operations presentation. The ASU provides amendments to the Presentation of Financial Statements and Property, Plant and Equipment subtopics of the FASB ASC. As a result of the ASU, only those disposals of components that represent a strategic shift that has or will have a major effect on the entity’s operations will be reported as discontinued operations. The Company will adopt this ASU prospectively, no later than the first quarter of 2015.

3. ACQUISITIONS

a) Aastra – January 2014

On November 10, 2013, Mitel and Aastra entered into a definitive arrangement agreement under which Mitel agreed to acquire all of the outstanding Aastra common shares in exchange for cash consideration of $80.0 as well as the issuance of approximately 44.2 million Mitel common shares. Aastra was a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately $600.0 Canadian dollars for the year ended December 31, 2013, of which approximately 75% were generated in Europe. The transaction was completed on January 31, 2014. In conjunction with the acquisition the Company completed a refinancing of its long-term senior debt, as described in note 11.

Under the terms of the agreement, on January 31, 2014, Mitel increased the number of directors on its board of directors from eight to nine, and two members of Mitel’s then-existing board of directors resigned. Mitel’s board of directors appointed three new board members, as selected by the former board of directors of Aastra, to fill the vacancies.

The total value of consideration given by Mitel was $471.3, consisting of $80.0 of cash and 44.2 million Mitel common shares valued at $391.3 on January 31, 2014. Mitel management believes the transaction provides the Company with the financial scale and operating leverage to capitalize on the global growth opportunity as the market begins a long-term migration to the cloud. The transaction will allow the combined company to leverage the research and development workforce acquired as well as realize synergies, primarily through general and administrative and procurement savings. These factors contributed to the recognition of goodwill for the acquisition.

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

January 31, 2014
Net assets:
Cash and cash equivalents	$79.4
Accounts receivable(1)	111.5
Sales-type lease receivables, current	10.1
Inventories(2)	62.6
Deferred tax asset, current	7.8
Other current assets	32.0
Sales-type lease receivables, non-current	13.3
Deferred tax asset, non-current	5.3
Property and equipment	23.9
Intangible assets – customer relationships(3)(7)	13.0
Intangible assets – developed technology(4)(7)	152.6
Intangible assets – trade name(5)(7)	9.0
Goodwill(6)(7)	177.8
Other non-current assets	0.5
Accounts payable and accrued liabilities(8)	(118.9)
Deferred revenue, current	(24.9)
Current portion of long-term debt	(1.8)
Deferred revenue, non-current	(12.5)
Pension liability(9)	(26.4)
Deferred tax liability	(30.6)
Other non-current liabilities	(12.4)

Net assets acquired	$471.3

Consideration given:
Amount paid, cash	$80.0
Value of Mitel common shares issued	391.3

Total consideration given	$471.3

(1)	Fair value of accounts receivable consists of gross contractual amounts receivable of $118.7, less best estimate of amounts not expected to be collected of $7.2.

(2)	Fair value of inventory determined based on gross inventory of $89.7 less a historical provision of $27.1.
(3)	Intangible assets – customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(4)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 6 years.
(5)	Intangible assets – trade name is expected to be amortized over the estimated useful life of the asset of 4 years.
(6)	Goodwill will be allocated to the new reporting segments on a relative fair value basis once the purchase price allocation is finalized.
(7)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.
(8)	Included in accounts payable and accrued liabilities is $3.7 relating to accrued contingent consideration recorded for the acquisition of Telepo Ltd. by Aastra on January 20, 2014.
(9)	The amounts recorded for pension liability consist primarily of unfunded defined benefit pension plans in France and Germany. Excluded from the pension liability is a multi-employer defined benefit plan in Switzerland. As a result of the assets in the plan being pooled as well risk-sharing of the liabilities in the plan, the plan is considered a multi-employer defined benefit plan under U.S. GAAP and, as such, contributions are expensed as paid and no amount has been recorded as a pension liability as withdrawal from the plan was not considered probable at January 31, 2014 and March 31, 2014. At January 31, 2014 Aastra’s share of the plan’s assets and projected benefit obligation was $98.4 and $104.1, respectively.

Aastra’s results of operations are included in the income statement of the combined entity from the date of acquisition. The amount of revenue and net loss included in the Company’s results of operations from January 31, 2014 to March 31, 2014 from the acquisition was $89.3 and $1.5, respectively. The revenue and net loss include a reduction of $2.8 as a result of the valuation of the deferred revenue liabilities acquired being below Aastra’s historical book value and the corresponding decrease in revenues in subsequent periods. The net loss also includes amortization of acquired intangible assets of $4.9.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the period:

	Three months ended
	March 31, 2014	March 31, 2013
Operations
Revenues	$277.4	$273.5
Net loss	(30.8)	(8.8)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	Amortization of intangible assets that arose from the acquisition of $29.5 per year

•	A reduction to revenue for the three months ended March 31, 2014 (relating to the pro-forma period from January 1, 2014 to January 31, 2014) and three months ended March 31, 2013 of $1.1 and $3.9, respectively, as a result of the valuation of the deferred revenue acquired being below Aastra’s historical book value and the corresponding decrease in revenues in subsequent periods.

•	Tax provision based on an estimated effective tax rate of approximately 20%

b) Oaisys – March 2014

On March 4, 2014, Mitel completed the acquisition of Oaisys, a leading developer of integrated call recording and quality management solutions. The acquisition of Oaisys further strengthens Mitel’s position in the growing contact center market. Mitel paid $5.9 for all of the outstanding equity of Oaisys. In addition, up to $3.0 may be paid upon Oaisys meeting certain revenue targets for the year ended April 30, 2014. The Company estimates the fair value of the contingent consideration to be $2.0, based on the estimated Oaisys results for the year ended April 30, 2014. As the transaction was completed recently, the accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, is still being completed. The estimated purchase price and allocation of the purchase price is as follows:

March 4, 2014
Net assets:
Cash and cash equivalents	$0.3
Accounts receivable	1.8
Inventories	0.1
Deferred tax asset, current	0.4
Other current assets	0.2
Deferred tax asset, non-current	0.1
Property and equipment	0.1
Intangible assets – developed technology(1)(2)	4.0
Goodwill(2)	3.4
Other non-current assets	0.6
Accounts payable and accrued liabilities	(1.1)
Deferred revenue, current	(1.3)
Deferred revenue, non-current	(0.7)

Net assets acquired	$7.9

Consideration given:
Cash paid, March 2014	$5.9
Fair value estimate of contingent consideration	2.0

Total consideration given	$7.9

(1)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 4 years.
(2)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.

Oaisys’ results of operations are included in the income statement of the combined entity from the date of acquisition, March 4, 2014. Oaisys’ annual revenues were approximately $8.1 for the year ended December 31, 2013.

c) prairieFyre – June 2013

On June 17, 2013, the Company completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. The acquisition provides Mitel with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. The net cash cost to Mitel for the acquisition was $20.0 for a 100% equity ownership interest in prairieFyre. The net cash cost consisted of cash paid of $27.3 less cash and cash equivalents acquired of $4.2 and acquired accounts receivable due from Mitel of $3.1. Additional details, including the allocation of the purchase price to the net assets acquired is included in note 3 to the audited annual consolidated financial statements.

4. DISCONTINUED OPERATIONS

On March 1, 2013, the Company completed the sale of its DataNet and CommSource business (“DataNet”), which distributed a wide variety of third-party telephony and data products and related services. As a result, the operating results have been reported as discontinued operations on the consolidated statements of operations. Summarized financial information for DataNet, up to the date of sale, are shown below:

Three Months Ended March 31, 2013
Operations
Revenues	$7.7

Loss from discontinued operations, before taxes	(3.6)
Income tax recovery	0.6

Net loss from discontinued operations, net of tax	$(3.0)

For the three months ended March 31, 2013, the loss from discontinued operations, before taxes, consists of a loss from operations up to the time of sale of $0.1, a non-cash impairment of goodwill of $1.9, a non-cash impairment of inventory of $0.7 and a net loss on the sale of $0.9 (consisting of proceeds from disposition of $2.1, less the net book value of accounts receivable and inventory sold of $1.6 and costs and expenses related to the sale of $1.4).

5. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases represents the value of sales-type leases held under the TotalSolution® program in the U.S., as well as, primarily from the acquisition of Aastra (as described in note 3), sales-type leases in Europe. The Company currently sells the rental payments due to the Company from some of the sales-type leases in the U.S. The Company maintains reserves against its estimate of potential recourse for the balance of sales-type leases (recorded net, against the receivable) and for the balance of sold rental payments remaining unbilled (recorded separately as a lease recourse liability). The following table provides detail on the sales-type leases:

	March 31, 2014				December 31, 2013
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$9.4	$(1.2)		$8.2	$7.0	$(0.5)		$6.5
Current portion of investment in sales-type leases	24.5	(0.7)		23.8	14.4	(0.5)		13.9
Non-current portion of investment in sales-type leases	26.2	(0.7)		25.5	12.6	(0.5)		12.1

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	60.1	(2.6)		57.5	34.0	(1.5)		32.5
Sold rental payments remaining unbilled	83.7	(3.0	)(1)	80.7	91.3	(3.5	)(1)	87.8

Total of sales-type leases unsold and sold	$143.8	$(5.6)		$138.2	$125.3	$(5.0)		$120.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended March 31, 2014, the Company sold $4.7 of rental payments and recorded gains on sale of those rental payments of $0.8 (three months ended March 31, 2013—sold $5.9 and recorded gains of $0.9). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of March 31, 2014

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$6.0	$2.0	$1.4	$3.4	$9.4
Investment in sold and unsold sales-type lease receivables	118.7	14.3	1.4	15.7	134.4

Total gross sales-type leases	124.7	16.3	2.8	19.1	143.8
Allowance	(2.6)	(1.3)	(1.7)	(3.0)	(5.6)

Total net sales-type leases	$122.1	$15.0	$1.1	$16.1	$138.2

Aging Analysis as of December 31, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.0	$2.3	$0.7	$3.0	$7.0
Investment in sold and unsold sales-type lease receivables	98.6	18.7	1.0	19.7	118.3

Total gross sales-type leases	102.6	21.0	1.7	22.7	125.3
Allowance	(2.3)	(1.6)	(1.1)	(2.7)	(5.0)

Total net sales-type leases	$100.3	$19.4	$0.6	$20.0	$120.3

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, April 30, 2012	$(9.4)
Write-offs	3.4
Recoveries	(0.1)
Provision	(0.6)

Allowance for credit losses on sales-type leases, April 30, 2013	$(6.7)

Write-offs	2.8
Recoveries	(0.1)
Provision	(1.0)

Allowance for credit losses on sales-type leases, December 31, 2013	$(5.0)

Additions due to the acquisition of Aastra	(1.1)
Write-offs	0.6
Provision	(0.1)

Allowance for credit losses on sales-type leases, March 31, 2014	$(5.6)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	March 31, 2014	December 31, 2013
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$5.3	$4.9
Allowance against sales-type leases individually evaluated for impairment	(2.6)	(2.2)

Sales-type leases individually evaluated for impairment, net	$2.7	$2.7

	March 31, 2014	December 31, 2013
Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$138.5	$120.4
Allowance against sales-type leases collectively evaluated for impairment	(3.0)	(2.8)

Sales-type leases collectively evaluated for impairment, net	$135.5	$117.6

6. INVENTORIES

	March 31, 2014	December 31, 2013
Raw materials and work in process	$13.6	$2.5
Finished goods	77.9	35.0
Service inventory	7.4	5.1
Less: provision for obsolete inventory	(6.3)	(5.7)

	$92.6	$36.9

7. OTHER CURRENT ASSETS

	March 31, 2014	December 31, 2013
Prepaid expenses and deferred charges	$22.7	$14.4
Unbilled receivables	4.0	3.0
Due from related parties (note 10)	1.2	1.2
Income tax receivable	9.8	1.8
Other receivables	16.7	5.7
Restricted cash	0.5	0.4

	$54.9	$26.5

8. IDENTIFIABLE INTANGIBLE ASSETS

	March 31, 2014			December 31, 2013
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$29.3	$(16.1)	$13.2	$20.0	$(15.2)	$4.8
Customer relationships	113.2	(83.3)	29.9	100.2	(79.8)	20.4
Developed technology	246.4	(71.7)	174.7	89.8	(64.3)	25.5

	$388.9	$(171.1)	$217.8	$210.0	$(159.3)	$50.7

The increase in cost for intangible assets primarily relates to the acquisitions, as described in note 3.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2014	December 31, 2013
Trade payables	$54.1	$24.1
Employee-related payables	45.7	12.3
Accrued liabilities	61.8	33.2
Restructuring, warranty and other provisions	21.7	5.7
Due to related parties (note 10)	2.1	0.6
Other payables	19.1	6.9

	$204.5	$82.8

10. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) are significant common shareholders of the Company. Significant transactions with the Matthews Group include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three months ended March 31, 2014, Mitel recorded lease expense for base rent and operating costs of $1.4 (three months ended March 31, 2013—$1.1).

Investment

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. For the three months ended March 31, 2014, sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.1 and $0.1, respectively, (three months ended March 31, 2013— $0.1 and $0.2, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.3 and $2.1, respectively, for the three months ended March 31, 2014 (three months ended March 31, 2013—$0.3 and $0.6, respectively). Included in purchases for the three months ended March 31, 2014 is $1.5 related to leasehold improvements and similar costs at the Ottawa-based headquarter facilities completed on the Company’s behalf by the Matthews Group.

The amounts receivable and payable as a result of all of the above transactions are included in note 7 and note 9, respectively.

11. LONG-TERM DEBT

On January 31, 2014, in conjunction with the acquisition of Aastra, Mitel refinanced its credit facilities. The new credit facilities consist of a $355.0 term loan and a $50.0 revolving facility (the “January 2014 Credit Facilities”). Proceeds of $353.2 (net of original discount of $1.8), along with cash on hand, were used to repay the remaining $258.5 outstanding on the prior credit facilities, the $80.0 of cash consideration paid for the acquisition of Aastra, as well as fees and expenses in connection with the refinancing and the acquisition of Aastra.

Total fees and expenses related to the January 2014 Credit Facilities of $11.0 will be deferred and amortized over the term of the credit facilities using the effective interest method when related to the term loan and the straight-line method when related to the revolving facility. Original issue discount of $1.8 will be recorded net against the term loan and will be amortized over the term of the credit facilities using the effective interest method. In addition, the Company expensed $10.0 of unamortized debt issue costs and unamortized original issue discount, $4.2 of prepayment fees relating to the prior credit facilities and $0.5 of other costs relating to the refinancing.

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

12. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans in the U.K., France and Germany as well as a multi-employer defined benefit pension plan in Switzerland. At March 31, 2014, the pension liability was $91.3 (December 31, 2013—$57.3). The increase in liability was primarily due to the additions of the France and Germany plans ($7.8 and $16.9 at March 31, 2014, respectively) as a result of the Aastra acquisition, as described in note 3, as well as an increase in the U.K. pension plan due to an updated pension valuation. At March 31, 2014, the U.K. pension valuation from December 31, 2013 was updated for actual investment performance and certain changes in assumptions. The increase in the U.K. pension liability was primarily due to an increase in the accrued benefits obligation resulting from a decrease in the discount rate from 4.7% at December 31, 2013 to 4.6% at March 31, 2014, as well as a lower return on assets when compared to the expected return. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

The Company’s net periodic benefit cost was as follows:

	Three months ended
	March 31, 2014	March 31, 2013
Defined contribution plans
Contribution expense	$2.7	$1.1
Multi-employer plan
Contribution expense	0.4	—
Defined benefit plans
Current service cost	0.1	—
Interest cost	2.8	2.3
Expected return on plan assets	(2.6)	(1.7)
Recognized actuarial loss(1)	0.2	0.3

Total periodic benefit cost, net	$3.6	$2.0

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of the accumulated other comprehensive loss into selling, general and administrative expense.

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Intellectual Property Indemnification Obligations

The Company enters into agreements on a regular basis with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of these intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the unaudited interim consolidated financial statements with respect to these guarantees.

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

Bid and Performance Related Bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At March 31, 2014 and December 31, 2013, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was not significant. At March 31, 2014, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $7.3 (December 31, 2013—$0.3).

Letters of Credit and Guarantees

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit amounted to $1.7 as of March 31, 2014 (December 31, 2013—$1.2). In addition, the Company has provided bank guarantees totaling of $6.3 at March 31, 2014 (December 31, 2013— nil), primarily relating to lease facilities and benefit obligations. The estimated fair value of letters of credit and guarantees, which is equal to the fees paid to obtain the obligations, was not significant as of March 31, 2014 and December 31, 2013.

14. SHARE CAPITAL

Share Capital

At March 31, 2014 and December 31, 2013, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Three Months Ended March 31, 2014			Eight Months Ended December 31, 2013
	Number of Options		Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	7.2		$5.10	6.4	$5.15
Granted	0.3		$8.79	1.7	$4.64
Exercised	(0.3)		$4.90	(0.7)	$4.39
Forfeited	—	(1)	$4.57	(0.1)	$4.56
Expired	—	(1)	$7.61	(0.1)	$6.11

Balance, end of period	7.2		$5.28	7.2	$5.10

Number of options exercisable	4.4		$5.38	3.8	$5.37

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	Three Months Ended March 31, 2014	Eight Months Ended December 31, 2013
Number of options granted	0.3	1.7
Risk-free interest rate	1.5%	1.3%
Dividends	0.0%	0.0%
Expected volatility	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%
Expected life of the options	5 years	5 years
Weighted average fair value per option	$4.06	$2.16

The number of options (and all other security-based compensation) available for grant under the Company’s 2006 Equity Incentive Plan at March 31, 2014 was 1.8 million (December 31, 2013—2.1 million).

In April 2014, the Company granted 0.7 million options and 0.3 million restricted stock units. The options were issued at an exercise price of $10.11 per option and vest quarterly over four years. The restricted stock units vest one-quarter on each of March 1, 2015, March 1, 2016, March 1, 2017 and December 15, 2017. Generally, a restricted stock unit, once vested, entitles the holder to a Mitel common share issued out of treasury. The price of a Mitel common share on the date the restricted stock units were granted was $10.11 per share.

15. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	March 31, 2014	December 31, 2013
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At March 31, 2014, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2013—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

16. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three months ended
	March 31, 2014	March 31, 2013
Weighted average common shares outstanding during the period, basic	83.5	53.7
Dilutive effect of options	—	—
Dilutive effect of warrants	—	2.5

Weighted average common shares outstanding during the period, diluted	83.5	56.2

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three Months Ended
(Average number outstanding, in millions)	March 31, 2014	March 31, 2013
Stock options	0.1	5.3

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

(Average number outstanding, in millions)	Three Months Ended March 31, 2014
Stock options	6.6
Warrants	2.5

Additionally, for the three months ended March 31, 2014, 0.5 million options (three months ended March 31, 2013–0.5 million), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

17. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $13.2 were recorded in the three months ended March 31, 2014, primarily relating to the acquisition and integration of Aastra. The costs consisted of $2.2 of employee-related charges, $1.1 of facility-related charges, $4.9 of integration-related charges as well as $5.0 of acquisition-related charges. The employee-related charges consisted of headcount reductions of approximately 50 people and related costs, primarily in North America. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the Aastra acquisition in January 2014.

A description of the provision and the related activities for the eight months ended December 31, 2013 and the years ended April 30, 2013, 2012 and 2011 is included in note 20 to the audited annual consolidated financial statements. At March 31, 2014 the current portion of the provision of $6.9 (December 31, 2013–$4.9) is included in accounts payable and accrued liabilities while the long-term portion is included in other non-current liabilities on the consolidated balance sheets.

The following table summarizes the change in provision during the three months ended March 31, 2014:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1
Restructuring liabilities acquired relating to the acquisition of Aastra	2.0	0.3	2.3
Charges	2.2	1.1	3.3
Cash payments	(2.3)	(1.0)	(3.3)

Balance of provision as of March 31, 2014	$3.6	$5.8	$9.4

The following table summarizes the change in provision during the eight months ended December 31, 2013:

Description	Workforce Reduction	Lease Termination Obligation	Total
Balance of provision as of April 30, 2013	$2.3	$6.2	$8.5
Charges	5.3	2.7	8.0
Cash payments	(5.9)	(3.5)	(9.4)

Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1

18. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the segments and allocates resources based on information provided by the Company’s internal management system.

During the first quarter of 2014, in connection with the acquisition of Aastra, the Company reorganized its business. As a result, the CEO now evaluates performance and allocates resources based on two key business units, Premise and Cloud. Therefore, beginning in the first quarter of 2014, the Company has reported its financial performance based on the new segments, Premise and Cloud, as described below. Prior period amounts have been presented on the same basis.

The primary financial measures of performance of the segments are revenues and gross margin, which includes segment revenues less cost of sales. The Company does not allocate operating expenses to its segments as management does not use this information to measure the performance of the individual operating segments. In addition, total asset information by segment is not presented because the CEO does not use such segmented measures to allocate resources and assess performance. The accounting policies of reported segments are the same as those described in the summary of significant accounting policies. Revenue and cost of revenue are generally directly attributed to the segments. Cost of revenue is directly charged to the segments in most cases and, in certain cases, on a pro-rata basis based on revenue.

The Premise segment sells and supports products and services for premise-based customers. This includes the Company’s premise-based IP and TDM telephony platforms, desktop devices and unified communications and collaboration (“UCC”) and contact centre applications that are deployed on the customer’s premise. Premise-based sales are typically sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we may also offer.

The Cloud segment sells and supports products that are deployed in a cloud environment. The Cloud segment is comprised of a retail offering and a wholesale offering. The retail cloud offering, branded MiCloud, provides hosted cloud and related services directly to the end user. The Company is typically paid a monthly recurring fee for these services, which include UCC applications, voice and data telecommunications and desktop devices. The wholesale offering, branded Powered by Mitel, enables service providers to provide a range of hosted communications offerings to their end customers. The hosted offering include hosted PBX, voice and video calling, SIP Trunking, voice and video mail, call center, audio conferencing and video and web collaboration services. The wholesale cloud offering is also sold to large enterprise customers who run their own data centers in private cloud or hybrid cloud networks with management provided by Mitel, or one of Mitel’s channel partners. Revenue in the wholesale cloud offering is billed either as monthly recurring fees or as an upfront sale of hardware and software.

The following table presents the results of operations for the Company’s segments:

	Three months ended
	March 31, 2014	March 31, 2013
Revenues
Premise segment – product revenues	$159.8	$87.1
Premise segment – service revenues	55.9	42.7
Cloud segment – product revenues	6.7	1.2
Cloud segment – recurring service revenues	19.1	12.1

Total revenues	$241.5	$143.1

	Three months ended
	March 31, 2014	March 31, 2013
Gross margin
Premise segment – product gross margin	$95.3	$58.0
Premise segment – service gross margin	21.6	16.4
Cloud segment – product gross margin	3.2	0.8
Cloud segment – recurring service gross margin	9.3	5.6

Total gross margin	$129.4	$80.8

Geographic information

In conjunction with the reorganization of the business, the Company now reviews revenues by geography as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa;

•	Asia-Pacific, consisting of the continent of Asia and the pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended
	March 31, 2014	March 31, 2013
Canada	$10.2	$7.7
United States	104.8	88.4
Rest of Americas	4.3	2.6

Americas	119.3	98.7

Germany	22.7	0.4
U.K.	31.3	32.4
Rest of EMEA	61.0	7.6

EMEA	115.0	40.4

Asia-Pacific	7.2	4.0

	$241.5	$143.1

19. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended
	March 31, 2014	March 31, 2013
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$(2.6)	$0.7
Inventories	7.8	2.1
Other current assets	4.4	(6.3)
Other non-current assets	0.8	0.9
Accounts payable and accrued liabilities	(1.5)	(3.1)
Deferred revenue	6.2	2.8
Other non-current liabilities	(0.5)	(1.9)
Change in pension liability	(1.0)	(0.2)

	$13.6	$(5.0)

Other items:
Interest payments	$4.3	$4.1
Income tax payments	$4.2	$2.5
Property and equipment additions financed through capital lease	$1.2	$1.3

Cash and cash equivalents at March 31, 2014 consisted of cash of $118.6 (December 31, 2013—$40.2) and cash equivalents of $17.4 (December 31, 2013—nil).

20. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company has used, and may use in the future, foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables, payables and intercompany balances. These contracts are not entered into for speculative purposes, and are not treated as hedges for accounting purposes. Foreign currency contracts are recorded at fair value. Related foreign currency gains and losses are recorded in other income (expense), net, in the unaudited interim consolidated statements of operations.

At March 31, 2014 and December 31, 2013, all of the Company’s outstanding forward contracts had a term of one month or less.

At March 31, 2014, the Company held forward option contracts to sell Australian dollars and Euros at a fixed rate on a notional amount of $11.0 U.S. dollars. In addition, the Company held forward option contracts to buy British pounds sterling at a fixed rate on a total notional amount of $6.6 U.S. dollars. At March 31, 2014, the Company had a net unrealized gain on fair value adjustments on the outstanding forward contracts of less than $0.1.

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

21. FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Measurement at March 31, 2014
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Restricted cash	0.5	—	—	0.5
Forward contracts	—	0.1	—	0.1

	$0.5	$0.1	$—	$0.6

Liabilities
Forward contracts	$—	$0.1	$—	$0.1

	Fair Value Measurement at December 31, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Restricted cash	0.4	—	—	0.4
Forward contracts	—	0.1	—	0.1

	$0.4	$0.1	$—	$0.5

Liabilities
Forward contracts	$—	$0.1	$—	$0.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (“Report”) and our audited annual financial statements included in our Transition Report on Form 10-K for the eight months ended December 31, 2013 (“Annual Report”). All amounts are expressed in U.S. dollars unless otherwise noted.

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: the company’s ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; general global economic conditions; our business strategy; our plans and objectives for future operations; our industry; our future economic performance, profitability and financial condition; the costs of operating as a public company; our R&D expenditures; our ability to successfully implement our restructuring plans; our ability to successfully integrate the acquisition of Aastra Technologies Limited (“Aastra”) and realize certain synergies; our ability to successfully implement and achieve our business strategies successfully; intense competition; our reliance on channel partners for a significant component of our sales; and our dependence upon a small number of outside contract manufacturers to manufacture our products. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

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

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Please refer to the section entitled “Risk Factors” included in our Annual Report for a further discussion of risk and uncertainties affecting our business and financial results.

Overview

Mitel is a global provider of business communications and collaboration software and services. Our communication solutions meet the needs of customers in over 100 countries. On January 31, 2014, Mitel completed the acquisition of Aastra, as described below. In conjunction with the transaction, the Company reorganized its business into two new business units: Premise and Cloud.

Premise

The Premise segment sells and supports products and services for premise-based customers. This includes the Company’s premise-based IP and TDM telephony platforms, desktop devices and unified communications and collaboration (“UCC”) and contact centre applications that are deployed on the customer’s premise. Premise-based sales are typically sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we also offer.

Cloud

The Cloud segment sells and supports products that are deployed in a cloud environment. The Cloud segment is comprised of a retail offering and a wholesale offering. The retail cloud offering, branded MiCloud, provides hosted cloud and related services directly to the end user. The Company is typically paid a monthly recurring fee for these services, which include UCC applications, voice and data telecommunications and desktop devices. The wholesale offering, branded Powered by Mitel, enables service providers to provide a range of hosted communications offerings to their end customers. The hosted offering include hosted PBX, voice and video calling, SIP Trunking, voice and video mail, call center, audio conferencing and video and web collaboration services. The wholesale cloud offering is also sold to large enterprise customers who run their own data centers in private cloud or hybrid cloud networks with management provided by Mitel, or one of Mitel’s channel partners. Revenue in the wholesale cloud offering is billed either as monthly recurring fees or as an upfront sale of hardware and software.

Significant Events and Recent Developments:

Acquisition of Aastra – January 2014

On January 31, 2014, Mitel completed the acquisition of Aastra. Aastra was a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately CAD $600 million for the year ended December 31, 2013, of which approximately 75% were generated in Europe. Mitel acquired all of the outstanding Aastra common shares in exchange for $80.0 million cash as well as the issuance of 44.2 million Mitel common shares. In conjunction with the acquisition, Mitel refinanced its existing credit facilities with a $355.0 million term loan and an undrawn revolving facility of $50.0 million.

Acquisition of Oaisys – March 2014

On March 4, 2014, Mitel completed the acquisition of Oaisys, a leading developer of integrated call recording and quality management solutions. The acquisition of Oaisys further strengthens Mitel’s position in the growing contact center market. The cost of the acquisition is estimated to be $7.9 million consisting of $5.9 million of cash and expected contingent consideration of $2.0 million.

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

Sale of DataNet – March 2013

In March 2013, we completed the sale of our DataNet business, which distributed a wide variety of third-party telephony and data products and related services. As a result, the operating results of DataNet have been reported as discontinued operations on the consolidated statement of operations up to the time of sale.

Refinancing of Credit Agreement – February 2013

In February 2013, we completed a refinancing of our senior long-term debt by entering into new credit agreements, consisting of an undrawn $40.0 million first lien revolving credit facility, a $200.0 million first lien term loan and an $80.0 million second lien term loan (the “February 2013 Credit Facilities”). Proceeds of $276.4 million from the February 2013 Credit Facilities (net of original issue discount of $3.6 million), along with $36.4 million of cash on hand, were used to repay the remaining $174.0 million outstanding first lien term loan and $130.0 million outstanding second lien term loan, as well as fees and expenses related to the transaction. In January 2014 we refinanced our credit facilities in connection with the acquisition of Aastra, as described above.

Operating Results

Total revenue for the three months ended March 31, 2014 was $241.5 million compared to $143.1 million for the three months ended March 31, 2013. The revenue increase was primarily due to the acquisition of Aastra on January 31, 2014, which contributed $89.3 million of revenues. Excluding Aastra, revenue increased by $9.1 million primarily due to continued growth in the cloud segment. Our operating income for the three months ended March 31, 2014 was $1.7 million compared to $11.0 million for the three months ended March 31, 2013. The decrease in operating income was largely driven by higher special charges and restructuring costs incurred as a result of the Aastra acquisition, which offset the increased gross margin from higher revenues.

Comparability of Periods

Our functional currency is the U.S. dollar and our consolidated financial statements are prepared with U.S. dollar reporting currency using the current rate method. With the acquisition of Aastra, a significant portion of our revenue is now earned in Euros. Changes in foreign-exchange rates from period to period can have a significant impact on our results of operations and financial position, which may also make the comparability of periods complex.

The results of acquisitions are included in our results from operations from the date of acquisition. In addition, we have incurred various costs related to acquisitions and the integration of those acquisitions, which have been recorded in special charges and restructuring costs, as described below.

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three months ended March 31,				Change
	2014		2013
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$241.5		$143.1		$98.4	68.8
Cost of revenues	112.1	46.4%	62.3	43.5%	49.8	79.9

Gross margin	129.4	53.6%	80.8	56.5%	48.6	60.1

Expenses:
Selling, general and administrative	88.2	36.5%	54.5	38.1%	33.7	61.8
Research and development	26.3	10.9%	13.8	9.6%	12.5	90.6
Special charges and restructuring costs	13.2	5.5%	1.4	1.0%	11.8	+
Loss on litigation settlement	—	—	0.1	0.1%	(0.1)	+

	127.7	52.9%	69.8	48.8%	57.9	83.0

Operating income from continuing operations	1.7	0.7%	11.0	7.7%	(9.3)	+
Interest expense	(5.9)	(2.4)%	(5.4)	(3.8)%	(0.5)	9.3
Debt retirement costs	(14.7)	(6.1)%	(2.6)	(1.8)%	(12.1)	+
Other income	0.1	—	0.1	0.1%	—	—

Income (loss) from operations, before taxes	(18.8)	(7.8)%	3.1	2.2%	(21.9)	+
Income tax recovery (expense)	5.2	2.2%	(1.8)	(1.3)%	7.0	+

Net income (loss) from continuing operations	(13.6)	(5.6)%	1.3	0.9%	(14.9)	+
Net loss from discontinued operations	—	—	(3.0)	(2.1)%	3.0	+

Net loss	$(13.6)	(5.6)%	$(1.7)	(1.2)%	$(11.9)	+

Adjusted EBITDA, a non-GAAP measure	$35.6	14.7%	$23.0	16.1%	$12.6	54.8

+	The comparison is not meaningful.

Net loss per common share—Basic
Net loss per common share from continuing operations	$(0.16)	$0.02
Net loss per common share from discontinued operations	$—	$(0.05)
Net loss per common share	$(0.16)	$(0.03)
Net loss per common share—Diluted
Net loss per common share from continuing operations	$(0.16)	$0.02
Net loss per common share from discontinued operations	$—	$(0.05)
Net loss per common share	$(0.16)	$(0.03)
Weighted-average number of common shares outstanding
Basic	83.5	53.7
Diluted	83.5	56.2

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three months ended March 31
	2014	2013
	(in millions)
Net loss	$(13.6)	$(1.7)
Net loss from discontinued operations	—	3.0

Net income (loss) from continuing operations	(13.6)	1.3
Adjustments:
Interest expense	5.9	5.4
Income tax expense (recovery)	(5.2)	1.8
Amortization and depreciation	16.2	8.9
Debt retirement costs	14.7	2.6
Foreign exchange loss	0.3	0.5
Special charges and restructuring costs	13.2	1.4
Stock-based compensation	1.3	1.1
Loss on litigation settlement	—	0.1
Acquisition accounting for deferred revenue(1)	2.8	—

Adjusted EBITDA from continuing operations	35.6	23.1
Adjusted EBITDA from discontinued operations(2)	—	(0.1)

Adjusted EBITDA	$35.6	$23.0

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to the Aastra acquisition was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition. In order to provide investors with financial information that facilitates comparison of results, the Company provides non-GAAP financial measures which exclude the impact of the acquisition accounting adjustments. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to compare reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when similar software maintenance and service contracts are recorded in future periods.

(2)	The reconciliation from net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the three months ended March 31, 2013 consists of special charges and restructuring costs of $1.6 million, non-cash impairment of goodwill of $1.9 million and an income tax recovery of $0.6 million.

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

Results of Operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended March 31,				Change
	2014		2013
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Premise segment – product revenues	$159.8	66.2%	$87.1	60.9%	$72.7	83.5
Premise segment – service revenues	55.9	23.1%	42.7	29.8%	13.2	30.9
Cloud segment – product revenues	6.7	2.8%	1.2	0.8%	5.5	458.3
Cloud segment – recurring service revenues	19.1	7.9%	12.1	8.5%	7.0	57.9

	$241.5	100.0%	$143.1	100.0%	$98.4	68.8

Revenues increased across all segments as a result of the acquisitions made in the last twelve months and, in particular, the acquisition of Aastra in January 2014. In addition, our revenues were favorably impacted by a general strengthening of foreign currencies when compared against the U.S. dollar. In particular, the British pound sterling and Euro were stronger against the U.S. dollar by an average of 5.2% and 3.1%, respectively in the first quarter of 2014 when compared to the first quarter of 2013.

Revenue for the first quarter of 2014 includes a reduction in revenue of $2.8 million (first quarter of 2013—nil) relating to purchase accounting. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to the Aastra acquisition was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this purchase accounting adjustment has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition. Based on the fair value of deferred revenue recorded in the initial purchase price allocation, we expect that revenue will be adversely affected by a total of $10.3 million over the next two years.

Excluding the results of acquisitions, premise segment product revenues increased by $4.1 million, or 4.7%, to $91.2 million as a result of increased volumes in the U.S. and Canada as well as the favorable impact of foreign exchange rates, as described above, while cloud segment product revenues increased by $4.6 million to $5.8 million as both new and existing customers transition to the cloud.

Excluding the results of acquisitions, premise segment service revenues decreased by $5.0 million, or 11.6%, to $37.8 million while cloud segment recurring service revenues increased by $5.3 million, or 44.1%, to $17.4 million. The decrease in premise segment service revenues and increase in cloud segment recurring service revenues largely reflects existing customers transitioning from a premise solution to a cloud solution.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended March 31,				Change
	2014		2013
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment – product gross margin	$95.3	59.6%	$58.0	66.6%	$37.3	(7.0)
Premise segment – service gross margin	21.6	38.6%	16.4	38.4%	5.2	0.2
Cloud segment – product gross margin	3.2	47.8%	0.8	66.7%	2.4	(18.9)
Cloud segment – recurring service gross margin	9.3	48.7%	5.6	46.3%	3.7	2.4

	$129.4	53.6%	$80.8	56.5%	$48.6	(2.9)

In the first quarter of 2014, overall gross margin percentage decreased by an absolute 2.9% to 53.6% compared to 56.5% for the first quarter of 2013 primarily as a result of the acquisition of Aastra, which contributed $39.6 million of gross margin, a gross margin percentage of 44.3%, to the first quarter of 2014. Excluding the effect of the Aastra acquisition, Mitel gross margin percentage increased by an absolute 2.5% to 59.0%, primarily due to the acquisition of prairieFyre in June 2013.

Excluding the effect of the acquisition of Aastra, premise segment product gross margin percentage increased by an absolute 2.0%, to 68.6% primarily as a result of the acquisition of prairieFyre in June 2013, while cloud segment product gross margin percentage decreased to 45.5% as the cloud segment was in its early stages in the first quarter of 2013.

Excluding the effect of the acquisition of Aastra, premise segment service gross margin percentage increased by an absolute 4.7% to 43.1%, primarily as a result of the acquisition of prairieFyre in June 2013, while cloud segment recurring service gross margin percentage increased by an absolute 1.7% to an absolute 48.0% due to the mix of services provided.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased to 36.5% of revenues in the first quarter of 2014 from 38.1% in the first quarter of 2013, an increase of $33.7 million in absolute dollars. The increase in absolute dollars is primarily due to acquisitions made in the last 12 months. Our SG&A expenses for the first quarter of 2014 included certain non-cash charges, most significantly $11.3 million (first quarter of 2013—$5.6 million) for the amortization of acquired intangible assets. In addition, SG&A expenses included $1.3 million (first quarter of 2013—$1.1 million) of non-cash compensation expenses associated with employee stock options.

Excluding acquisitions made in the last 12 months, SG&A expenses remained relatively consistent at 38.0% of revenues compared to 38.1% in the first quarter of 2013, largely due to increased spending on sales growth initiatives being offset by savings from restructuring initiatives.

Research and Development (“R&D”)

R&D expenses in the first quarter of 2014 increased to 10.9% of revenues compared to 9.6% of revenues for the first quarter of 2013, an increase of $12.5 million in absolute dollars. The increase was largely driven by acquisitions made in the last twelve months. Excluding acquisitions made in the last 12 months, R&D expenses remained relatively consistent at 9.6% of revenues compared to 9.5% of revenues in the first quarter of 2013.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $13.2 million in the first quarter of 2014, primarily relating to the acquisition and integration of Aastra. The costs consisted of $2.2 million of employee-related charges, $1.1 million of facility-related charges, $4.9 million of integration-related charges as well as $5.0 million of acquisition-related charges. The employee-related charges consisted of termination and related costs related to headcount reductions of approximately 50 people, primarily in North America. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the Aastra acquisition in January 2014.

We recorded special charges and restructuring costs of $1.4 million in the first quarter of 2013. The charges primarily relate to headcount reductions and additional lease termination obligations as we reduced our cost structure.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Operating Income from Continuing Operations

We reported operating income from continuing operations of $1.7 million in the first quarter of 2014 compared to $11.0 million in the first quarter of 2013. The decrease in operating income was driven by higher special charges and restructuring costs, which was partially offset by higher revenues and gross margin in the legacy Mitel business. Operating income from acquisitions was approximately nil as adverse effects from purchase price allocation adjustments to revenue of $2.8 million and amortization of acquired intangible assets of $5.7 million largely offset income from operations.

Non-Operating Expenses

Interest Expense

Interest expense was $5.9 million in the first quarter of 2014 compared to $5.4 million in the first quarter of fiscal 2013. The increase in interest expense was due to the refinancing of our credit facilities in conjunction with the acquisition of Aastra in January 2014 as higher debt levels to finance the acquisition were partially offset by a lower interest rate margin and a lower LIBOR floor on the refinanced debt (4.25% and 1.00%, respectively at March 31, 2014 compared to 5.75% and 1.25% at March 31, 2013).

Debt retirement costs

For the first quarter of 2014, we recorded debt retirement costs of $14.7 million relating to the refinancing of our debt in January 2014. These costs consisted of $10.0 million of unamortized debt issue costs and unamortized original issue discount, $4.2 million of prepayment fees relating to repaying our prior credit facilities and $0.5 million of other costs relating to the refinancing.

For the first quarter of 2013, we recorded debt retirement costs of $2.6 million relating to the refinancing our debt in February 2013. These costs consisted of $2.6 million of unamortized debt issue costs and unamortized original issue discount relating to repaying our prior credit facilities.

Income tax expense

For the first quarter of 2014, we recorded a net income tax recovery of $5.2 million compared to an expense of $1.8 million for the first quarter of 2013. The income tax recovery in the first quarter of 2014 was primarily due to a tax recovery on certain non-recurring items primarily related to the Aastra acquisition. The tax recovery in the first quarter of 2013 was primarily driven by the expected effective tax rate for the year.

Net Income (Loss) from Continuing Operations

Our net loss from continuing operations for the first quarter of fiscal 2014 was $13.6 million compared to net income from continuing operations of $1.3 million in the first quarter of fiscal 2013. The higher net loss from continuing operations was primarily due to higher debt retirement costs and lower operating income, as described above.

Net Loss from Discontinued Operations

Net loss from discontinued operations consists of the operations of DataNet, which was sold in March 2013. Further information on the sale of DataNet can be found under Item 7 of our Annual Report.

Net Loss

Our net loss for the first quarter of 2014 was $13.6 million compared to a net loss of $1.7 million in the first quarter of 2013. The higher net loss was due to the higher net loss from continuing operations, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss for the first quarter of 2014 includes a loss of $7.7 million related to pension liability adjustments. At March 31, 2014, the pension valuation from December 31, 2013 for our U.K. pension plan was updated for actual investment performance and certain changes in assumptions. The increase in pension liability and corresponding other comprehensive loss was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rate from 4.7% at December 31, 2013 to 4.6% at March 31, 2014. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Other comprehensive loss for the first quarter of 2013 includes a loss of $19.5 million related to pension liability adjustments as the U.K. pension plan’s valuation was updated for actual investment performance and certain changes in assumptions.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $35.6 million in the first quarter of 2014 compared to $23.0 million in the first quarter of 2013, an increase of $12.6 million. This increase was driven primarily by higher gross margin from the legacy Mitel business as well contributions from acquisitions made in the last 12 months.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months ended March 31, 2014 and March 31, 2013.

	Three months ended March 31,
	2014	2013	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$26.8	$9.7	$17.1
Investing activities	(9.4)	(1.6)	(7.8)
Financing activities	77.4	(37.2)	114.6
Effect of exchange rate changes on cash and cash equivalents	1.0	(1.7)	2.7

Increase (decrease) in cash and cash equivalents	$95.8	$(30.8)	$126.6

Cash Provided by Operating Activities

Net cash generated from operating activities in the first quarter of 2014 was $26.8 million compared to $9.7 million in the first quarter of 2013. The increase was due to favorable changes in non-cash operating assets of $13.6 million in the first quarter of 2014 compared to unfavorable changes in the first quarter of 2013 of $5.0 million.

Cash Used in Investing Activities

Net cash used for investing activities was $9.4 million in the first quarter of 2014 compared to $1.6 million in the first quarter of 2013. The cash used in investing activities for the first quarter of 2014 includes $6.2 million for the January 2014 acquisition of Aastra (cash paid of $80.0 million, net of cash acquired of $79.4 million) and the March 2014 acquisition of Oaisys (cash paid of $5.9 million net of cash acquired of $0.3 million).

The first quarters of 2014 and 2013 also include additions to property, plant and equipment of $3.2 million and $1.6 million, respectively.

Cash Used in Financing Activities

Net cash provided by financing activities in the first quarter of 2014 was $77.4 million compared to cash used in financing activities of $37.2 million during the first quarter of 2013. The cash from financing activities in the first quarter of 2014 consisted primarily of net proceeds from the January 2014 refinancing. The proceeds from the new credit facility of $353.2 million, net of repayments of the prior credit facilities as well as fees and costs related to the refinancing. The use of cash in the first quarter of 2013 consisted primarily of a net repayment of long-term debt as a result of the February 2013 refinancing.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $1.0 million during the first quarter of 2014 (first quarter of 2013—$1.7 million decrease).

Liquidity and Capital Resources

As of March 31, 2014, our liquidity consisted primarily of cash and cash equivalents of $136.0 million and an undrawn $50.0 million revolving facility. At March 31, 2014, we had $354.1 million outstanding under our secured credit facilities, consisting of a term loan due 2020. At December 31, 2013 we had $258.5 million outstanding under our then-existing credit facilities consisting of a first lien term loan due 2019 and second lien term loan due 2020.

On January 31, 2014, in conjunction with the acquisition of Aastra, we refinanced our credit facilities. The new credit facilities consist of a $355.0 million term loan and a $50.0 million revolving facility (the “January 2014 Credit Facilities”). Proceeds of $353.2 million (net of original discount of $1.8 million), along with cash on hand, were used to repay the remaining $258.5 million outstanding on the prior credit facilities, the $80.0 million of cash consideration paid for the acquisition of Aastra, as well as fees and expenses in connection with the refinancing and the acquisition of Aastra.

The undrawn $50.0 million revolving credit facility bears interest at LIBOR plus 4.25%, or, at the option of the Company, a base rate plus an applicable margin, and matures in January 2019. The Company may borrow Canadian dollars under the revolving credit facility. Such borrowings bear interest at the Canadian prime rate plus an applicable margin. The $355.0 million term loan bears interest at LIBOR (subject to a 1.00% floor) plus 4.25%, or, at the option of the Company, a base rate plus an applicable margin, and matures in January 2020. The term loan requires quarterly principal repayments of 0.25% of the original outstanding principal.

We are also required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the January 2014 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required be paid within 100 days of December 31, 2014.

We may prepay the term loan at a premium of 1% over the principal amount within the first six months using proceeds from a refinancing. Otherwise, the term loan can be repaid without premium or penalty. The January 2014 Credit Facilities have customary default clauses, wherein repayment of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the credit facilities.

The January 2014 Credit Facilities contained affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $50.0 million of unrestricted cash) to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”), as specified in the credit facilities, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments and (f) limitations on the payment of dividends. The maximum Leverage Ratio applies to the Company for the period ending June 30, 2014 and for all fiscal quarters thereafter until maturity in January 2020, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
June 30, 2014 through March 31, 2015	3.00:1.00
June 30, 2015 through March 31, 2016	2.50:1.00
June 30, 2016 through March 31, 2017	2.25:1.00
June 30, 2017 and thereafter	2.00:1.00

At March 31, 2014 and December 31, 2013, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

We have defined benefit plans, primarily in the U.K., France and Germany. In addition, we have a multi-employer defined benefit pension plan in Switzerland.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At March 31, 2014, the plan had an unfunded pension liability of $64.1 million (December 31, 2013—$57.3 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the 2014 calendar year was determined to be $5.4 million (£3.2 million), and will increase at an annual rate of 3% for the calendar years 2015 and 2016.

As part of the acquisition of Aastra, we assumed certain unfunded pension obligations related to entities in France and Germany. In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. At March 31, 2014, we had unfunded pension liabilities in France and Germany of $7.8 million and $16.9 million, respectively.

We believe we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on restructuring and integration actions, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2014:

	Payments Due by Fiscal Year
Contractual Obligations	Last nine months of 2014	2015	2016	2017	2018	2019 and beyond	Total
	(in millions)
Long-term debt obligations (1)	$17.6	$22.1	$21.9	$21.8	$21.5	$357.2	$462.1
Capital lease obligations (2)	4.1	4.8	3.6	1.6	0.1	—	14.2
Operating lease obligations (3)	23.4	23.2	19.8	15.5	13.6	28.0	123.5
Defined benefit pension plan contributions (4)	4.0	5.6	5.7	—	—	—	15.3
Other (5)	4.5	3.4	—	—	—	—	7.9

Total	$53.6	$59.1	$51.0	$38.9	$35.2	$385.2	$623.0

(1)	Represents the principal and interest payments on our term loan. Interest on our term loan is based on LIBOR plus 4.25% with LIBOR subject to a 1.00% floor. For the purposes of estimating the variable interest, the greater of the average 3-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.00%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows as an estimate is not practicable. The first annual repayment of excess cash flows is due 100 days after December 31, 2014.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these obligations range from 5.3% to 9.0%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our defined benefit pension plan in the U.K. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2016 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. In addition, no amounts have been included for unfunded pension liabilities in France or Germany. Total cash payments under the pension plans in France and Germany for the year-ended December 31, 2014 are expected to be approximately $1.0 million.
(5)	Primarily represents payments under an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $18.2 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At March 31, 2014, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that are not included in our balance sheet, were $80.7 million (December 31, 2013—$87.8 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our audited annual consolidated financial statements included in our Annual Report. The following critical accounting policies have been updated to reflect results to March 31, 2014:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 3.9% of the ending aggregate lease portfolio as of March 31, 2014 compared to 4.0% at December 31, 2013. The reserve is based on a review of our past write-off experience and a review of the accounts receivable aging as of March 31, 2014. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable, the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of March 31, 2014 and December 31, 2013, the provision represented 5.4% and 4.8% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first quarter of 2014 are included in note 14 to the unaudited interim consolidated financial statements.

For the three months ended March 31, 2014, stock-based compensation expense was $1.3 million (three months ended March 31, 2013—$1.1 million). As of March 31, 2014, there was $6.0 million of unrecognized stock-based compensation expense related to stock option awards (December 31, 2013—$6.0 million). We expect this cost to be recognized over a weighted average period of 2.5 years (December 31, 2013—2.3 years).

Recent Accounting Pronouncements

Classification of unrecognized tax benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss carryforward or a tax credit carryforward exists. The ASU provides amendments to the Income Taxes subtopic of the FASB Accounting Standards Codification (“ASC”), such that generally, unrecognized tax benefits should be presented as a reduction of deferred tax assets created by net operating losses or tax credit carryforwards in the same jurisdiction. We adopted this ASU prospectively in the first quarter of 2014 by presenting certain unrecognized tax benefits as a reduction of deferred tax assets. The adoption did not have a material effect to our consolidated financial statements.

Discontinued operations

In April 2014, the FASB issued ASU 2014-08 to change the criteria for reporting discontinued operations such that disposals of small groups of assets will no longer qualify for discontinued operations presentation. The ASU provides amendments to the Presentation of Financial Statements and Property, Plant and Equipment subtopics of the FASB ASC. As a result of the ASU, only those disposals of components that represent a strategic shift that has or will have a major effect on the entity’s operations will be reported as discontinued operations. We will adopt this ASU prospectively, no later than the first quarter of 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2014, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

The acquisition of Aastra on January 31, 2014, represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting which was completed as of December 31, 2013. Tangible assets of $310.5 million related to Aastra were included in Mitel’s consolidated balance sheet at March 31, 2014 and total revenues of $89.3 million and a net loss of $1.5 million were included in the consolidated statement of operations for the three months ended March 31, 2014 (representing Aastra’s operations from the acquisition date of January 31, 2014). Aastra utilizes separate information and accounting systems and processes.

Other than the acquisition of Aastra, there were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report, including the additional risk factor noted below, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the fiscal period ended December 31, 2013, none of which have materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Our operating results, particularly in the European region, could be adversely impacted by political unrest surrounding the crisis in Ukraine.

Existing or expanded economic sanctions imposed on Russia, due to the crisis in Ukraine, and potential Russian response to those sanctions, could have a negative impact on the European economy. If the European economy were to deteriorate, the profitability of our European operations may be adversely impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2014.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and March 31, 2013; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.