Form 10-Q
period 2014-06-30
MITEL NETWORKS CORP
filed 2014-08-07
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

As of July 31, 2014, there were 99,477,613 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$134.2	$40.2
Accounts receivable (net of allowance for doubtful accounts of $12.4 and $5.3, respectively)	230.1	104.3
Sales-type lease receivables (net) (note 5)	21.9	13.9
Inventories (net) (note 6)	89.3	36.9
Deferred tax asset	27.9	17.3
Other current assets (note 7)	53.7	26.5

	557.1	239.1
Non-current portion of sales-type lease receivables (net) (note 5)	23.1	12.1
Deferred tax asset	118.8	127.5
Property and equipment (net)	52.4	28.5
Identifiable intangible assets (net) (note 8)	204.0	50.7
Goodwill (note 3)	333.4	147.3
Other non-current assets	19.1	15.3

	$1,307.9	$620.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$212.1	$82.8
Current portion of deferred revenue	75.8	39.4
Current portion of long-term debt	6.0	5.3

	293.9	127.5
Long-term debt (note 11)	336.0	264.2
Lease recourse liability (note 5)	2.5	3.5
Long-term portion of deferred revenue	34.7	16.6
Deferred tax liability	23.5	14.4
Pension liability (note 12)	102.4	57.3
Other non-current liabilities	28.6	18.6

	821.6	502.1

Commitments, guarantees and contingencies (note 13)
Shareholders’ equity:
Common shares, without par value—issued and outstanding: 99.4 and 54.4, respectively	1,212.4	814.9
Preferred shares—issued and outstanding: nil	—	—
Warrants (note 15)	39.1	39.1
Additional paid-in capital	36.1	35.3
Accumulated deficit	(704.1)	(691.3)
Accumulated other comprehensive loss	(97.2)	(79.6)

	486.3	118.4

	$1,307.9	$620.5

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Revenues:
Product	$200.9	$93.1	$367.4	$181.4
Services	66.9	40.0	122.8	82.7
Cloud recurring	20.9	13.5	40.0	25.6

	288.7	146.6	530.2	289.7
Cost of revenues:
Product	85.2	32.8	153.2	62.3
Services	40.9	25.8	75.2	52.1
Cloud recurring	10.8	7.4	20.6	13.9

	136.9	66.0	249.0	128.3

Gross margin	151.8	80.6	281.2	161.4

Expenses:
Selling, general and administrative	91.8	50.7	168.7	99.6
Research and development	31.9	13.5	58.2	27.3
Special charges and restructuring costs (note 17)	10.9	2.6	24.1	4.1
Amortization of acquisition-related intangible assets	14.0	5.6	25.3	11.2

	148.6	72.4	276.3	142.2

Operating income from continuing operations	3.2	8.2	4.9	19.2
Interest expense	(5.5)	(6.3)	(11.4)	(11.7)
Debt retirement costs (note 11)	(0.8)	—	(15.5)	(2.6)
Other income (expense)	1.7	(0.3)	1.8	(0.2)

Income (loss) from operations, before income taxes	(1.4)	1.6	(20.2)	4.7
Current income tax recovery (expense)	(0.6)	3.3	(0.3)	3.9
Deferred income tax recovery (expense)	2.8	(2.2)	7.7	(4.6)

Net income (loss) from continuing operations	0.8	2.7	(12.8)	4.0
Net loss from discontinued operations	—	—	—	(3.0)

Net income (loss)	$0.8	$2.7	$(12.8)	$1.0

Net income (loss) per common share—Basic
Net income (loss) per share from continuing operations	$0.01	$0.05	$(0.14)	$0.07
Net loss per share from discontinued operations	$—	$—	$—	$(0.05)
Net income (loss) per share	$0.01	$0.05	$(0.14)	$0.02
Net income (loss) per common share—Diluted
Net income (loss) per share from continuing operations	$0.01	$0.05	$(0.14)	$0.07
Net loss per share from discontinued operations	$—	$—	$—	$(0.05)
Net income (loss) per share	$0.01	$0.05	$(0.14)	$0.02
Weighted-average number of common shares outstanding (note 16)
Basic	99.1	53.7	91.4	53.7
Diluted	103.7	56.3	91.4	56.3

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Net income (loss)	$0.8	$2.7	$(12.8)	$1.0

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(2.7)	2.1	0.2
Pension liability adjustments	(12.0)	(1.8)	(19.7)	(21.3)

	(12.0)	(4.5)	(17.6)	(21.1)

Comprehensive loss	(11.2)	(1.8)	(30.4)	(20.1)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number		Amount
Balance at December 31, 2012	53.7		$810.3	$39.1	$32.4	$(688.1)	$(91.0)	$102.7

Comprehensive loss	—		—	—	—	(1.7)	(16.6)	(18.3)
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at March 31, 2013	53.7		$810.3	$39.1	$33.5	$(689.8)	$(107.6)	$85.5

Comprehensive loss	—		—	—	—	2.7	(4.5)	(1.8)
Exercise of stock options	—	(1)	0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	1.0	—	—	1.0

Balance at June 30, 2013	53.7		$810.4	$39.1	$34.5	$(687.1)	$(112.1)	$84.8

Comprehensive income	—		—	—	—	(1.4)	29.8	28.4
Exercise of stock options	0.2		0.5	—	(0.1)	—	—	0.4
Stock-based compensation	—		—	—	1.2	—	—	1.2

Balance at September 30, 2013	53.9		$810.9	$39.1	$35.6	$(688.5)	$(82.3)	$114.8

Comprehensive loss	—		—	—	—	(2.8)	2.7	(0.1)
Exercise of stock options	0.5		4.0	—	(1.6)	—	—	2.4
Stock-based compensation	—		—	—	1.3	—	—	1.3

Balance at December 31, 2013	54.4		$814.9	$39.1	$35.3	$(691.3)	$(79.6)	$118.4

Comprehensive loss	—		—	—	—	(13.6)	(5.6)	(19.2)
Exercise of stock options	0.3		2.3	—	(0.7)	—	—	1.6
Stock-based compensation	—		—	—	1.3	—	—	1.3
Issuance of shares (note 3)	44.2		391.3	—	—	—	—	391.3

Balance at March 31, 2014	98.9		$1,208.5	$39.1	$35.9	$(704.9)	$(85.2)	$493.4

Comprehensive loss	—		—	—	—	0.8	(12.0)	(11.2)
Exercise of stock options	0.5		3.9	—	(1.5)	—	—	2.4
Stock-based compensation	—		—	—	1.7	—	—	1.7

Balance at June 30, 2014	99.4		$1,212.4	$39.1	$36.1	$(704.1)	$(97.2)	$486.3

(1)	Issuance of shares was less than 0.1 for the period.

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$0.8	$2.7	$(12.8)	$1.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	19.6	9.0	35.8	17.9
Stock-based compensation	1.7	1.0	3.0	2.1
Deferred income taxes	(2.8)	2.2	(7.7)	4.6
Goodwill impairment (note 4)	—	—	—	1.9
Non-cash charge relating to acquisitions	—	0.4	—	0.4
Debt retirement costs (note 11)	0.8	—	15.0	2.4
Non-cash movements in provisions	(1.9)	1.2	(1.9)	0.9
Change in non-cash operating assets and liabilities (note 19)	7.6	8.8	21.2	3.8

Net cash provided by operating activities	25.8	25.3	52.6	35.0

Investing activities:
Additions to property, equipment and intangible assets	(4.3)	(2.4)	(7.5)	(4.0)
Acquisitions, net of cash acquired (note 3)	—	(23.1)	(6.2)	(23.1)

Net cash used in investing activities	(4.3)	(25.5)	(13.7)	(27.1)

Financing activities:
Proceeds from issuance of long-term debt (note 11)	—	—	353.2	276.4
Repayment of long-term debt (note 11)	(25.0)	(0.5)	(284.4)	(304.5)
Prepayment fees relating to prior credit facilities (note 11)	—	—	(4.2)	—
Payment of deferred financing costs (note 11)	—	—	(11.0)	(8.5)
Repayment of capital lease liabilities and other long-term debt	(1.3)	(1.1)	(4.1)	(2.2)
Proceeds from issuance of common shares from option exercises	2.4	0.1	4.0	0.1

Net cash provided by (used in) financing activities	(23.9)	(1.5)	53.5	(38.7)

Effect of exchange rate changes on cash and cash equivalents	0.6	(0.1)	1.6	(1.8)

Net increase (decrease) in cash and cash equivalents	(1.8)	(1.8)	94.0	(32.6)
Cash and cash equivalents, beginning of period	136.0	39.4	40.2	70.2

Cash and cash equivalents, end of period	$134.2	$37.6	$134.2	$37.6

(Note 19 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2014 and June 30, 2013

(in U.S. dollars, millions, except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 2014 and the results of operations and cash flows of the Company for each of the three and six months ended June 30, 2014 and June 30, 2013 in accordance with GAAP applied on a consistent basis.

These unaudited interim consolidated financial statements and the accompanying notes should be read in conjunction with the audited annual consolidated financial statements and notes thereto for the eight months ended December 31, 2013 and each of the years in the three years ended April 30, 2013, 2012 and 2011 contained in the Company’s Transition Report on Form 10-K filed with the SEC on March 31, 2014 (the “audited annual consolidated financial statements”). The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

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

In addition, amortization of acquisition-related intangible assets has been reclassified out of selling, general and administrative expenses and into a separate line item on the consolidated statements of operations. Prior period amounts have been reclassified to conform to the current period’s presentation.

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

Revenue recognition

In May 2014, the FASB issued ASU 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU adds a Revenue from Contracts with Customers subtopic to the FASB ASC and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendment becomes effective for the Company in the first quarter of 2017 and early adoption is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

3. ACQUISITIONS

a) Aastra – January 2014

On November 10, 2013, Mitel and Aastra entered into a definitive arrangement agreement under which Mitel agreed to acquire all of the outstanding Aastra common shares in exchange for cash consideration of $80.0 as well as the issuance of approximately 44.2 million Mitel common shares. Aastra was a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately $600.0 Canadian Dollars (“CAD”) for the year ended December 31, 2013, of which approximately 75% were generated in Europe. The transaction was completed on January 31, 2014. In conjunction with the acquisition the Company completed a refinancing of its long-term senior debt, as described in note 11.

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

January 31, 2014
Net assets:
Cash and cash equivalents	$79.4
Accounts receivable(1)	111.6
Sales-type lease receivables, current	10.1
Inventories(2)	62.6
Deferred tax asset, current	8.9
Other current assets	29.6
Sales-type lease receivables, non-current	13.3
Deferred tax asset, non-current	7.7
Property and equipment	23.9
Intangible assets – customer relationships(3)(7)	13.0
Intangible assets – developed technology(4)(7)	152.6
Intangible assets – trade name(5)(7)	9.0
Goodwill(6)(7)	180.6
Other non-current assets	0.5
Accounts payable and accrued liabilities(8)	(119.3)
Deferred revenue, current	(25.8)
Current portion of long-term debt	(1.8)
Deferred revenue, non-current	(15.2)
Pension liability(9)	(26.4)
Deferred tax liability	(30.6)
Other non-current liabilities	(12.4)

Net assets acquired	$471.3

Consideration given:
Amount paid, cash	$80.0
Value of Mitel common shares issued	391.3

Total consideration given	$471.3

(1)	Fair value of accounts receivable consists of gross contractual amounts receivable of $118.8, less best estimate of amounts not expected to be collected of $7.2.
(2)	Fair value of inventory consists of inventory with a historical cost of $89.7 less a historical provision of $27.1.
(3)	Intangible assets – customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(4)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 6 years.
(5)	Intangible assets – trade name is expected to be amortized over the estimated useful life of the asset of 4 years.
(6)	Goodwill will be allocated to the new reporting segments on a relative fair value basis once the purchase price allocation is finalized.
(7)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.
(8)	Included in accounts payable and accrued liabilities is $3.7 relating to accrued contingent consideration recorded for the acquisition of Telepo Ltd. by Aastra on January 20, 2014.
(9)	The amounts recorded for pension liability consist primarily of unfunded defined benefit pension plans in France and Germany. Excluded from the pension liability is a multi-employer defined benefit plan in Switzerland. As a result of the assets in the plan being pooled as well risk-sharing of the liabilities in the plan, the plan is considered a multi-employer defined benefit plan under U.S. GAAP and, as such, contributions are expensed as paid and no amount has been recorded as a pension liability as withdrawal from the plan was not considered probable at January 31, 2014 and June 30, 2014. At January 31, 2014 Aastra’s share of the plan’s assets and projected benefit obligation was $98.4 and $104.1, respectively.

Aastra’s results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition. The amount of revenue from the acquisition included in the Company’s results of operations for the three and six months ended June 30, 2014 was $144.8 and $234.1, respectively, which includes a reduction of $3.0 and $5.8, respectively, as a result of the valuation of the deferred revenue liabilities acquired being below Aastra’s historical book value and the corresponding decrease in revenues in subsequent periods. The amount of net income (loss) from the acquisition included in the Company’s results of operations for the three and six months ended June 30, 2014 was $1.0 and ($0.5), respectively, which includes the adjustment to revenues described above, as well amortization of acquired intangible assets of $7.4 and $12.3, respectively.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the year:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Operations
Revenues	$288.7	$293.0	$566.1	$566.5
Net income (loss)	0.8	(1.6)	(30.0)	(10.4)

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

•

A reduction to revenue as a result of the valuation of the deferred revenue acquired being below Aastra’s historical book value and the corresponding decrease in revenues in subsequent periods. The reduction for the three and six months ended June 30, 2014 was nil and $1.1 (relating to the pro-forma period from January 1, 2014 to January 31, 2014). When added to the reduction in revenue as a result of the valuation of deferred revenue already recorded in the actual results, the total reduction to revenue for the three and six months ended June 30, 2014 was $3.0 and $6.9, respectively. The reduction to revenue as a result of the valuation of deferred revenue for the three and six months ended June 30, 2013 was $3.0 and $6.9, respectively.

•	Tax provision based on an estimated effective tax rate of approximately 20%

b) Oaisys – March 2014

On March 4, 2014, Mitel completed the acquisition of Oaisys, a leading developer of integrated call recording and quality management solutions. The acquisition of Oaisys further strengthens Mitel’s position in the growing contact center market. Mitel paid $5.9 for all of the outstanding equity of Oaisys at the time of the acquisition, plus an additional $2.0 of contingent consideration paid in July 2014 for Oaisys meeting certain revenue targets for the year ended April 30, 2014. The purchase price and allocation of the purchase price is as follows:

March 4, 2014
Net assets:
Cash and cash equivalents	$0.3
Accounts receivable	1.8
Inventories	0.1
Deferred tax asset, current	0.5
Other current assets	0.2
Deferred tax asset, non-current	0.2
Property and equipment	0.1
Intangible assets – developed technology(1)(2)	4.0
Goodwill(2)	5.5
Other non-current assets	0.6
Accounts payable and accrued liabilities	(1.2)
Deferred revenue, current	(1.9)
Deferred revenue, non-current	(0.8)
Deferred tax liability, non-current	(1.5)

Net assets acquired	$7.9

Consideration given:
Cash paid, March 2014	$5.9
Cash paid, July 2014	2.0

Total consideration given	$7.9

(1)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 4 years.
(2)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.

Oaisys’ results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition, March 4, 2014. Oaisys’ annual revenues were approximately $8.1 for the year ended December 31, 2013.

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

Six months ended June 30, 2013
Operations
Revenues	$7.7

Loss from discontinued operations, before taxes	(3.6)
Income tax recovery	0.6

Net loss from discontinued operations, net of tax	$(3.0)

For the six months ended June 30, 2013, the loss from discontinued operations, before taxes, consists of a loss from operations up to the time of sale of $0.1, a non-cash impairment of goodwill of $1.9, a non-cash impairment of inventory of $0.7 and a net loss on the sale of $0.9 (consisting of proceeds from disposition of $2.1, less the net book value of accounts receivable and inventory sold of $1.6 and costs and expenses related to the sale of $1.4).

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

	June 30, 2014				December 31, 2013
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$8.2	$(1.1)		$7.1	$7.0	$(0.5)		$6.5
Current portion of investment in sales-type leases	22.5	(0.6)		21.9	14.4	(0.5)		13.9
Non-current portion of investment in sales-type leases	23.6	(0.5)		23.1	12.6	(0.5)		12.1

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	54.3	(2.2)		52.1	34.0	(1.5)		32.5
Sold rental payments remaining unbilled	76.5	(2.5	)(1)	74.0	91.3	(3.5	)(1)	87.8

Total of sales-type leases unsold and sold	$130.8	$(4.7)		$126.1	$125.3	$(5.0)		$120.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended June 30, 2014, the Company sold $4.5 of rental payments and recorded gains on sale of those rental payments of $0.8 (three months ended June 30, 2013—sold $9.7 and recorded gains of $1.5). For the six months ended June 30, 2014, the Company sold $9.2 of rental payments and recorded gains on sale of those rental payments of $1.6 (six months ended June 30, 2013—sold $15.6 and recorded gains of $2.4). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of June 30, 2014

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$5.5	$1.4	$1.3	$2.7	$8.2
Investment in sold and unsold sales-type lease receivables	113.7	7.8	1.1	8.9	122.6

Total gross sales-type leases	119.2	9.2	2.4	11.6	130.8
Allowance	(2.5)	(1.0)	(1.2)	(2.2)	(4.7)

Total net sales-type leases	$116.7	$8.2	$1.2	$9.4	$126.1

Aging Analysis as of December 31, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.0	$2.3	$0.7	$3.0	$7.0
Investment in sold and unsold sales-type lease receivables	98.6	18.7	1.0	19.7	118.3

Total gross sales-type leases	102.6	21.0	1.7	22.7	125.3
Allowance	(2.3)	(1.6)	(1.1)	(2.7)	(5.0)

Total net sales-type leases	$100.3	$19.4	$0.6	$20.0	$120.3

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, April 30, 2012	$(9.4)
Write-offs	3.4
Recoveries	(0.1)
Provision	(0.6)

Allowance for credit losses on sales-type leases, April 30, 2013	$(6.7)

Write-offs	2.8
Recoveries	(0.1)
Provision	(1.0)

Allowance for credit losses on sales-type leases, December 31, 2013	$(5.0)

Additions due to the acquisition of Aastra	(1.1)
Write-offs	0.6
Provision	(0.1)

Allowance for credit losses on sales-type leases, March 31, 2014	$(5.6)

Write-offs	1.0
Provision	(0.1)

Allowance for credit losses on sales-type leases, June 30, 2014	$(4.7)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	June 30, 2014	December 31, 2013
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$4.1	$4.9
Allowance against sales-type leases individually evaluated for impairment	(2.0)	(2.2)

Sales-type leases individually evaluated for impairment, net	$2.1	$2.7

	June 30, 2014	December 31, 2013
Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$126.7	$120.4
Allowance against sales-type leases collectively evaluated for impairment	(2.7)	(2.8)

Sales-type leases collectively evaluated for impairment, net	$124.0	$117.6

6. INVENTORIES

	June 30, 2014		December 31, 2013
Raw materials and work in process	$2.3		$2.5
Finished goods	85.2	(1)	35.0
Service inventory	7.2		5.1
Less: provision for obsolete inventory	(5.4	)(1)	(5.7)

	$89.3		$36.9

(1)	At June 30, 2014, finished goods are recorded net of approximately $26.3 of historical inventory provision from the acquisition of Aastra, as discussed in note 3. This amount will decrease as the related inventory acquired from Aastra is sold or written off.

7. OTHER CURRENT ASSETS

	June 30, 2014	December 31, 2013
Prepaid expenses and deferred charges	$24.3	$14.4
Unbilled receivables	4.0	3.0
Due from related parties (note 10)	0.4	1.2
Income tax receivable	11.0	1.8
Other receivables	13.5	5.7
Restricted cash	0.5	0.4

	$53.7	$26.5

8. IDENTIFIABLE INTANGIBLE ASSETS

	June 30, 2014			December 31, 2013
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$29.8	$(17.3)	$12.5	$20.0	$(15.2)	$4.8
Customer relationships	113.2	(86.9)	26.3	100.2	(79.8)	20.4
Developed technology	246.4	(81.2)	165.2	89.8	(64.3)	25.5

	$389.4	$(185.4)	$204.0	$210.0	$(159.3)	$50.7

The increase in cost for intangible assets primarily relates to the acquisitions, as described in note 3.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2014	December 31, 2013
Trade payables	$55.2	$24.1
Employee-related payables	51.6	12.3
Accrued liabilities	63.3	33.2
Restructuring, warranty and other provisions	20.3	5.7
Due to related parties (note 10)	1.4	0.6
Other payables	20.3	6.9

	$212.1	$82.8

10. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”) and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) is a shareholder and director of the Company and is party to a Shareholders’ Agreement, as disclosed in note 16 to the audited annual financial statements. Significant transactions with the Matthews Group include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and six months ended June 30, 2014, Mitel recorded lease expense for base rent and operating costs of $1.2 and $2.6, respectively (three and six months ended June 30, 2013—$1.2 and $2.3, respectively).

Investment

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. For the three months ended June 30, 2014, sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.1 and $0.1, respectively, (three months ended June 30, 2013—$0.1 and $0.1, respectively). For the six months ended June 30, 2014, sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.2 and $0.2, respectively, (six months ended June 30, 2013—$0.2 and $0.3, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.1 and $0.7, respectively, for the three months ended June 30, 2014 (three months ended June 30, 2013—$0.2 and $0.4, respectively) and $0.4 and $2.8, respectively, for the six months ended June 30, 2014 (six months ended June 30, 2013—$0.5 and $1.0, respectively). Included in purchases for the three and six months ended June 30, 2014 is $0.3 and $1.8, respectively related to leasehold improvements and similar costs at the Ottawa-based headquarter facilities completed on the Company’s behalf by the Matthews Group. In addition, in connection with the integration of Aastra, the Company terminated a distribution agreement with a company related to the Matthews Group. Costs related to the termination agreement of $0.8 were recorded in special charges and restructuring costs in the second quarter of 2014.

The amounts receivable and payable as a result of all of the above transactions are included in note 7 and note 9, respectively.

11. LONG-TERM DEBT

May 2014 voluntary debt repayment

In May 2014, Mitel made a voluntary prepayment of $25.0 on its term loan. As a result, the Company recorded debt retirement costs of $0.8 in the second quarter of 2014 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

January 2014 refinancing

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

Voluntary prepayments are applied against mandatory principal repayments. As a result of the $25.0 voluntary prepayment in May 2014, the Company estimates that its annual principal repayments due in the next twelve months, including the 2014 annual excess cash flow payment, are expected to be nil. The annual excess cash flow payment may vary significantly from the estimate based on the Company’s operating results and changes in working capital during the remainder of 2014.

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

The Company’s Leverage Ratio at June 30, 2014 was 1.9. At June 30, 2014, the Company was in compliance with all applicable covenants included in the January 2014 Credit Facilities.

12. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans in the U.K., France and Germany as well as a multi-employer defined benefit pension plan in Switzerland. At June 30, 2014, the pension liability was $102.4 (December 31, 2013—$57.3). The increase in liability was primarily due to the additions of the France and Germany plans ($7.8 and $17.0 at June 30, 2014, respectively) as a result of the Aastra acquisition, as described in note 3, as well as an increase in the U.K. pension plan due to an updated pension valuation. At June 30, 2014, the U.K. pension valuation was updated for actual investment performance and certain changes in assumptions. The increase in the U.K. pension liability was primarily due to an increase in the accrued benefits obligation resulting from a decrease in the discount rate from 4.7% at December 31, 2013 to 4.4% at June 30, 2014, as well as a lower return on assets when compared to the expected return. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

The Company’s net periodic benefit cost was as follows:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Defined contribution plans
Contribution expense	$3.3	$1.0	$6.0	$2.1
Multi-employer plan
Contribution expense	0.6	—	1.0	—
Defined benefit plans
Current service cost	0.2	—	0.3	—
Interest cost	2.8	2.3	5.6	4.6
Expected return on plan assets	(2.6)	(1.9)	(5.2)	(3.6)
Recognized actuarial loss(1)	0.2	0.4	0.4	0.7

Total periodic benefit cost, net	$4.5	$1.8	$8.1	$3.8

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of the accumulated other comprehensive loss into selling, general and administrative expense.

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

Bid and Performance Related Bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At June 30, 2014 and December 31, 2013, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was not significant. At June 30, 2014, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $6.8 (December 31, 2013—$0.3).

Letters of Credit and Guarantees

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $4.3 as of June 30, 2014 (December 31, 2013—$1.2). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of June 30, 2014 and December 31, 2013.

14. SHARE CAPITAL

Share Capital

At June 30, 2014 and December 31, 2013, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Secondary Offering

In the second quarter of 2014, a CAD $94.3 secondary offering of common shares was completed. The Company did not issue or sell any common shares and did not receive any proceeds from the offering. Two of the selling shareholders, Francisco Partners GP II Management (Cayman) Limited and Francisco Partners GP II Management, LLC and certain of their affiliates (collectively, “the Francisco Group”) and the Matthews Group, are, together with the Company, parties to a Shareholders’ Agreement, as disclosed in note 16 to the audited annual financial statements. As a result of the secondary offering, the percentage of Mitel’s common shares controlled by the Matthews Group is now greater than 5.0% but below 10.0% and therefore the number of members that the Matthews Group is entitled to nominate to Mitel’s board of directors under the Shareholders’ Agreement has decreased from two to one.

2014 Equity Incentive Plan

In the second quarter of 2014, the 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s shareholders. The 2014 Plan permits grants of stock options, deferred share units, restricted stock units, performance share units and other stock-based awards. Under the 2014 Plan, options are generally granted for a fixed number of shares with an exercise price at least equal to the fair market value of the shares at the date of grant. Options granted vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant. The Company’s Board of Directors has the discretion to amend general vesting provisions and the term of any option, subject to limits contained in the 2014 Plan. The aggregate number of common shares that may be issued for all purposes pursuant to the 2014 Plan must not exceed 8.9 million common shares. Common shares subject to outstanding awards under the 2014 Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under the 2014 Plan.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Six months ended June 30, 2014		Eight months ended December 31, 2013
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	7.2	$5.10	6.4	$5.15
Granted	1.1	$9.74	1.7	$4.64
Exercised	(0.8)	$4.94	(0.7)	$4.39
Forfeited	— (1)	$4.70	(0.1)	$4.56
Expired	(0.1)	$5.07	(0.1)	$6.11

Balance, end of period	7.4	$5.83	7.2	$5.10

Number of options exercisable	4.2	$5.49	3.8	$5.37

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	Three months ended June 30, 2014	Three months ended March 31, 2014	Eight months ended December 31, 2013
Number of options granted	0.8	0.3	1.7
Risk-free interest rate	1.6%	1.5%	1.3%
Dividends	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years
Weighted average fair value per option	$4.70	$4.06	$2.16

The number of options (and all other security-based compensation) available for grant under the Company’s 2014 Equity Incentive Plan at June 30, 2014 was 8.9 million (available for grant under the 2006 Equity Incentive Plan at December 31, 2013—2.1 million).

In addition, in April 2014, the Company granted 0.3 million restricted stock units. The units were issued at an exercise price of $10.11 per unit and vest quarterly over four years. The restricted stock units vest one-quarter on each of March 1, 2015, March 1, 2016, March 1, 2017 and December 15, 2017. Generally, a restricted stock unit, once vested, entitles the holder to a Mitel common share issued out of treasury. The price of a Mitel common share on the date the restricted stock units were granted was $10.11 per share. The restricted stock units will be accounted for as equity-settled stock-based compensation and therefore the grant-date fair value of the awards of $3.2 will be amortized on a straight-line basis over the vesting period of the award. At June 30, 2014, 0.3 million restricted stock units were outstanding.

15. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	June 30, 2014	December 31, 2013
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At June 30, 2014, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2013—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

16. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three months ended June 30			Six months ended June 30
	2014		2013	2014	2013
Weighted average common shares outstanding during the period, basic	99.1		53.7	91.4	53.7
Dilutive effect of options	2.1		0.1	—	0.1
Dilutive effect of restricted stock units	—	(1)	—	—	—
Dilutive effect of warrants	2.5		2.5	—	2.5

Weighted average common shares outstanding during the period, diluted	103.7		56.3	91.4	56.3

(1)	Dilutive effect was less than 0.1 for the period.

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three months ended June 30		Six months ended June 30
(Average number outstanding, in millions)	2014	2013	2014	2013
Stock options	1.1	5.2	0.6	5.3

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

(Average number outstanding, in millions)	Six months ended June 30, 2014
Stock options	6.2
Restricted stock units	0.2
Warrants	2.5

Additionally, for the three and six months ended June 30, 2014, 0.5 million options (three and six months ended June 30, 2013—0.5 million), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

17. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $10.9 were recorded in the three months ended June 30, 2014. The costs consisted of $3.9 of employee-related charges, $2.8 of facility-related charges and $4.2 of integration-related charges. The employee-related charges consisted of headcount reductions of approximately 50 people and related costs, primarily in North America and Europe. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in Europe. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra.

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

A description of the provision and the related activities for the eight months ended December 31, 2013 and the years ended April 30, 2013, 2012 and 2011 is included in note 20 to the audited annual consolidated financial statements. At June 30, 2014 the current portion of the provision of $7.7 (December 31, 2013—$4.9) is included in accounts payable and accrued liabilities while the long-term portion is included in other non-current liabilities on the consolidated balance sheets.

The following table summarizes the change in provision during the six months ended June 30, 2014:

Description	Workforce Reduction	Facility-Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1
Restructuring liabilities acquired relating to the acquisition of Aastra	2.0	0.3	2.3
Charges	2.2	1.1	3.3
Cash payments	(2.3)	(1.0)	(3.3)

Balance of provision as of March 31, 2014	$3.6	$5.8	$9.4

Charges	3.9	2.8	6.7
Cash payments	(4.6)	(0.4)	(5.0)

Balance of provision as of June 30, 2014	$2.9	$8.2	$11.1

The following table summarizes the change in provision during the eight months ended December 31, 2013:

Description	Workforce Reduction	Facility-Related, Including Lease Termination Obligations	Total
Balance of provision as of April 30, 2013	$2.3	$6.2	$8.5
Charges	5.3	2.7	8.0
Cash payments	(5.9)	(3.5)	(9.4)

Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1

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

The primary financial measures of performance of the segments are revenues and gross margin, which includes segment revenues less cost of revenues. The Company does not allocate operating expenses to its segments as management does not use this information to measure the performance of the individual operating segments. In addition, total asset information by segment is not presented because the CEO does not use such segmented measures to allocate resources and assess performance. The accounting policies of reported segments are the same as those described in the summary of significant accounting policies. Revenue and cost of revenue are generally directly attributed to the segments. Cost of revenue is directly charged to the segments in most cases and, in certain cases, on a pro-rata basis based on revenue.

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

The Cloud segment sells and supports products that are deployed in a cloud environment. The Cloud segment is comprised of a retail offering and a wholesale offering. The retail cloud offering, branded MiCloud, provides hosted cloud and related services directly to the end user. The Company is typically paid a monthly recurring fee for these services, which include UCC applications, voice and data telecommunications and desktop devices. The wholesale offering, branded Powered by Mitel, enables service providers to provide a range of hosted communications offerings to their end customers. The hosted offering include hosted PBX, voice and video calling, SIP Trunking, voicemail, call center, audio conferencing and video and web collaboration services. The wholesale cloud offering is also sold to large enterprise customers who run their own data centers in private cloud or hybrid cloud networks with management provided by Mitel, or one of Mitel’s channel partners. Revenue in the wholesale cloud offering is billed either as monthly recurring fees or as an upfront sale of hardware and software.

The following table presents the results of operations for the Company’s segments:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Revenues
Premise segment – product	$194.7	$90.0	$354.5	$177.1
Premise segment – service	66.5	40.0	122.4	82.7
Cloud segment – product	6.2	3.1	12.9	4.3
Cloud segment – non-recurring service	0.4	—	0.4	—
Cloud segment – recurring service	20.9	13.5	40.0	25.6

Total	$288.7	$146.6	$530.2	$289.7

Gross margin
Premise segment – product	$112.0	$58.5	$207.3	$116.5
Premise segment – service	25.8	14.2	47.4	30.6
Cloud segment – product	3.7	1.8	6.9	2.6
Cloud segment – non-recurring service	0.2	—	0.2	—
Cloud segment – recurring service	10.1	6.1	19.4	11.7

Total	$151.8	$80.6	$281.2	$161.4

Geographic information

In conjunction with the reorganization of the business, the Company now reviews revenues by geography as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa;

•	Asia-Pacific, consisting of the continent of Asia and the pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Canada	$9.8	$9.3	$20.0	$17.0
United States	105.2	98.3	210.0	186.7
Rest of Americas	6.6	2.2	10.9	4.8

Americas	121.6	109.8	240.9	208.5

Germany	35.4	0.5	58.1	0.9
U.K.	31.1	22.4	62.4	54.8
Rest of EMEA	90.0	9.7	151.0	17.3

EMEA	156.5	32.6	271.5	73.0

Asia-Pacific	10.6	4.2	17.8	8.2

	$288.7	$146.6	$530.2	$289.7

19. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$(2.8)	$10.4	$(5.4)	$11.1
Inventories	4.2	4.2	12.0	6.3
Other current assets	(1.4)	0.9	3.0	(5.4)
Other non-current assets	(0.2)	(1.8)	0.6	(0.9)
Accounts payable and accrued liabilities	8.2	(2.7)	6.7	(5.8)
Deferred revenue	3.8	(0.1)	10.0	2.7
Other non-current liabilities	(1.9)	(1.2)	(2.4)	(3.1)
Change in pension liability	(2.3)	(0.9)	(3.3)	(1.1)

	$7.6	$8.8	$21.2	$3.8

Other items:
Interest payments	$4.8	$5.8	$9.1	$9.9
Income tax payments	$6.7	$3.5	$10.9	$6.0
Property and equipment additions financed through capital lease	$1.5	$0.9	$2.7	$2.2

Cash and cash equivalents at June 30, 2014 consisted of cash of $113.8 (December 31, 2013—$40.2) and cash equivalents of $20.4 (December 31, 2013—nil).

20. HEDGING ACTIVITIES

The Company operates globally, and therefore incurs expenses in currencies other than its various functional currencies and its U.S. dollar reporting currency. The Company has used, and may use in the future, foreign currency forward contracts to hedge the fair value of certain assets and liabilities as well as to hedge likely future cash flows denominated in a currency other than the functional currency of the entity. The Company does not enter into forward contracts for speculative purposes.

Fair value hedging

The Company has used, and may use in the future, foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables, payables and intercompany balances. Foreign currency contracts used to hedge the fair value of foreign currency receivables, payables and intercompany balances are recorded at fair value, with changes in the fair value recorded as other income (expense) in the consolidated statements of operations. At December 31, 2013, all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. The Company did not have any forward contracts outstanding at June 30, 2014.

At December 31, 2013, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to sell Australian dollars, British pounds sterling and Euros at a fixed rate on a notional amount of $21.0 U.S. dollars. In addition, the Company held forward contracts to buy Canadian dollars and British pounds sterling at a fixed rate on a total notional amount of $7.1 U.S. dollars. At December 31, 2013, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts of less than $0.1.

Cash flow hedging

The Company may use foreign currency forward contracts to hedge probable future cash flows. Cash flow hedges are assessed for effectiveness at the time of inception and again at each reporting period. Foreign currency forward contracts that are assessed as effective are recorded at fair value at each reporting period, with changes in the fair value recorded through other comprehensive income (loss) in the consolidated statements of operations, net of tax. When foreign currency forward contracts are settled, the unrealized gain or loss is removed from accumulated other comprehensive income (loss) and recorded as an increase or decrease to the hedged item.

For the three and six months ended June 30, 2014 and June 30, 2013 no forward contracts were used to hedge probable future cash flows.

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

Premise

The Premise segment sells and supports products and services for premise-based customers. This includes the Company’s premise-based IP and TDM telephony platforms, desktop devices and unified communications and collaboration (“UCC”) and contact centre applications that are deployed on the customer’s premises. Premise-based sales are typically sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we also offer.

Cloud

The Cloud segment sells and supports products that are deployed in a cloud environment. The Cloud segment is comprised of a retail offering and a wholesale offering. The retail cloud offering, branded MiCloud, provides hosted cloud and related services directly to the end user. The Company is typically paid a monthly recurring fee for these services, which include UCC applications, voice and data telecommunications and desktop devices. The wholesale offering, branded Powered by Mitel, enables service providers to provide a range of hosted communications offerings to their end customers. The hosted offering includes hosted PBX, voice and video calling, SIP Trunking, voicemail, call center, audio conferencing and video and web collaboration services. The wholesale cloud offering is also sold to large enterprise customers who run their own data centers in private cloud or hybrid cloud networks with management provided by Mitel, or one of Mitel’s channel partners. Revenue in the wholesale cloud offering is billed either as monthly recurring fees or as an upfront sale of hardware and software.

Significant Events and Recent Developments:

Secondary offering – May 2014

In the second quarter of 2014, a CAD $94.3 million secondary offering of common shares was completed. The Company did not issue or sell any common shares and did not receive any proceeds from the offering.

Voluntary prepayment of term loan – May 2014

In May 2014, we made a voluntary prepayment of $25.0 million on our term loan.

Acquisition of Oaisys – March 2014

On March 4, 2014, Mitel completed the acquisition of Oaisys, a leading developer of integrated call recording and quality management solutions. We believe the acquisition of Oaisys further strengthens Mitel’s position in the growing contact center market. The cost of the acquisition was $7.9 million.

Acquisition of Aastra – January 2014

On January 31, 2014, Mitel completed the acquisition of Aastra. Aastra was a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately CAD $600 million for the year ended December 31, 2013, of which approximately 75% were generated in Europe. Mitel acquired all of the outstanding Aastra common shares in exchange for $80.0 million cash as well as the issuance of 44.2 million Mitel common shares. In conjunction with the acquisition, Mitel refinanced its then-existing credit facilities with a $355.0 million term loan and an undrawn revolving facility of $50.0 million.

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

As a highly integrated original equipment manufacturer (“OEM”), substantially all of prairieFyre’s revenues were derived from Mitel and our channel partners. As a result, upon acquisition, substantially all of prairieFyre’s revenues are eliminated against Mitel’s cost of revenues, resulting in an increase in our consolidated gross margin and gross margin percentage. prairieFyre’s operations have been included in the consolidated results of operations since the date of acquisition.

Sale of DataNet – March 2013

On March 1, 2013, we completed the sale of our DataNet business, which distributed a wide variety of third-party telephony and data products and related services. As a result, the operating results of DataNet have been reported as discontinued operations on the consolidated statement of operations up to the time of sale.

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

Operating Results

Total revenues for the three months ended June 30, 2014 were $288.7 million compared to $146.6 million for the three months ended June 30, 2013. The revenue increase was primarily due to the acquisition of Aastra on January 31, 2014, which contributed $144.8 million of revenues. Excluding the acquisition of Aastra, revenue decreased by $2.7 million primarily due to lower product and service revenues largely due to the comparative three month period ending June 30, 2013 including a portion of the historically stronger fourth quarter ending April 30, 2013. This was partially offset by continued growth in the cloud segment. Our operating income for the three months ended June 30, 2014 was $3.2 million compared to $8.2 million for the three months ended June 30, 2013. The decrease in operating income was largely driven by higher amortization of acquisition-related intangible assets primarily due to the Aastra acquisition as well as higher special charges and restructuring costs incurred as a result of restructuring and integration costs related to the Aastra acquisition, which offset increased operating income from the operations of the Aastra business.

Comparability of Periods

Our functional currency is the U.S. dollar and our consolidated financial statements are prepared with U.S. dollar reporting currency using the current rate method. With the acquisition of Aastra, a significant portion of our revenues are now earned in Euros. Changes in foreign-exchange rates from period to period can have a significant impact on our results of operations and financial position, which may also make the comparability of periods complex.

The results of operations from acquisitions are included in our results from operations from the date of acquisition. In addition, we have incurred various costs related to acquisitions and the integration of those acquisitions, which have been recorded in special charges and restructuring costs, as described below.

Selected Consolidated Financial Data

The following tables set forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three months ended June 30,				Change*
	2014		2013
	Amounts	% of Revenue	Amounts	% of Revenue	Amount
	(in millions, except percentages and per share amounts)
Revenues	$288.7		$146.6		$142.1
Cost of revenues	136.9	47.4%	66.0	45.0%	70.9

Gross margin	151.8	52.6%	80.6	55.0%	71.2

Expenses:
Selling, general and administrative	91.8	31.8%	50.7	34.6%	41.1
Research and development	31.9	11.0%	13.5	9.2%	18.4
Special charges and restructuring costs	10.9	3.8%	2.6	1.8%	8.3
Amortization of acquisition-related intangible assets	14.0	4.8%	5.6	3.8%	8.4

	148.6	51.5%	72.4	49.4%	76.2

Operating income	3.2	1.1%	8.2	5.6%	(5.0)
Interest expense	(5.5)	(1.9)%	(6.3)	(4.3)%	0.8
Debt retirement costs	(0.8)	(0.3)%	—	—	(0.8)
Other income (loss)	1.7	0.6%	(0.3)	(0.2)%	2.0

Income (loss) from operations, before taxes	(1.4)	(0.5)%	1.6	1.1%	(3.0)
Income tax recovery	2.2	0.8%	1.1	0.8%	1.1

Net income	$0.8	0.3%	$2.7	1.8%	$(1.9)

Adjusted EBITDA, a non-GAAP measure(1)	$38.8	13.4%	$21.4	14.6%	$17.4

* The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisition of Aastra.

Net income per common share
Net income per common share—Basic	$0.01		$0.05
Net income per common share—Diluted	$0.01		$0.05
Weighted-average number of common shares outstanding
Basic	99.1		53.7
Diluted	103.7		56.3

	Six months ended June 30,				Change*
	2014		2013
	Amounts	% of Revenue	Amounts	% of Revenue	Amount
	(in millions, except percentages and per share amounts)
Revenues	$530.2		$289.7		$240.5
Cost of revenues	249.0	47.0%	128.3	44.3%	120.7

Gross margin	281.2	53.0%	161.4	55.7%	119.8

Expenses:
Selling, general and administrative	168.7	31.8%	99.6	34.4%	69.1
Research and development	58.2	11.0%	27.3	9.4%	30.9
Special charges and restructuring costs	24.1	4.5%	4.1	1.4%	20.0
Amortization of acquisition-related intangible assets	25.3	4.8%	11.2	3.9%	14.1

	276.3	52.1%	142.2	49.1%	134.1

Operating income from continuing operations	4.9	0.9%	19.2	6.6%	(14.3)
Interest expense	(11.4)	(2.2)%	(11.7)	(4.0)%	0.3
Debt retirement costs	(15.5)	(2.9)%	(2.6)	(0.9)%	(12.9)
Other income (loss)	1.8	0.3%	(0.2)	(0.1)%	2.0

Income (loss) from operations, before taxes	(20.2)	(3.8)%	4.7	1.6%	(24.9)
Income tax recovery (expense)	7.4	1.4%	(0.7)	(0.2)%	8.1

Net income (loss) from continuing operations	(12.8)	(2.4)%	4.0	1.4%	(16.8)
Net loss from discontinued operations	—	—	(3.0)	(1.0)%	3.0

Net income (loss)	$(12.8)	(2.4)%	$1.0	0.3%	$(13.8)

Adjusted EBITDA, a non-GAAP measure(1)	$74.4	14.0%	$44.4	15.3%	$30.0

* The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisition of Aastra.

Net income (loss) per common share—Basic
Net income (loss) per common share from continuing operations	$(0.14)		$0.07
Net loss per common share from discontinued operations	$—		$(0.05)
Net loss per common share	$(0.14)		$0.02
Net income (loss) per common share—Diluted
Net income (loss) per common share from continuing operations	$(0.14)		$0.07
Net loss per common share from discontinued operations	$—		$(0.05)
Net loss per common share	$(0.14)		$0.02
Weighted-average number of common shares outstanding
Basic	91.4		53.7
Diluted	91.4		56.3

(1) Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(in millions)
Net income (loss)	$0.8	$2.7	$(12.8)	$1.0
Net loss from discontinued operations	—	—	—	3.0

Net income (loss) from continuing operations	0.8	2.7	(12.8)	4.0
Adjustments:
Interest expense	5.5	6.3	11.4	11.7
Income tax expense (recovery)	(2.2)	(1.1)	(7.4)	0.7
Amortization and depreciation	19.6	9.0	35.8	17.9
Debt retirement costs	0.8	—	15.5	2.6
Foreign exchange loss (gain)	(1.3)	0.5	(1.0)	1.0
Special charges and restructuring costs	10.9	2.6	24.1	4.1
Stock-based compensation	1.7	1.0	3.0	2.1
Acquisition accounting for deferred revenue(1)	3.0	—	5.8	—
Other	—	0.4	—	0.4

Adjusted EBITDA from continuing operations	38.8	21.4	74.4	44.5
Adjusted EBITDA from discontinued operations(2)	—	—	—	(0.1)

Adjusted EBITDA	$38.8	$21.4	$74.4	$44.4

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to the Aastra acquisition was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition. In order to provide investors with financial information that facilitates comparison of results, the Company provides non-GAAP financial measures which exclude the impact of the acquisition accounting adjustments. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to compare reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when similar software maintenance and service contracts are recorded in future periods.
(2)	The reconciliation from net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the six months ended June 30, 2013 consists of special charges and restructuring costs of $1.6 million, non-cash impairment of goodwill of $1.9 million and an income tax recovery of $0.6 million.

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

Results of Operations

Revenues

The following tables set forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended June 30,				Change
	2014		2013
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Premise segment – product	$194.7	67.5%	$90.0	61.4%	$104.7	116.3
Premise segment – service	66.5	23.0%	40.0	27.3%	26.5	66.3
Cloud segment – product	6.2	2.2%	3.1	2.1%	3.1	100.0
Cloud segment – non-recurring service	0.4	0.1%	—	—	0.4	*
Cloud segment – recurring service	20.9	7.2%	13.5	9.2%	7.4	54.8

	$288.7	100.0%	$146.6	100.0%	$142.1	96.9

*	The comparison is not meaningful.

	Six months ended June 30,				Change
	2014		2013
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Premise segment – product	$354.5	66.9%	$177.1	61.1%	$177.4	100.2
Premise segment – service	122.4	23.1%	82.7	28.5%	39.7	48.0
Cloud segment – product	12.9	2.4%	4.3	1.5%	8.6	200.0
Cloud segment – non-recurring service	0.4	0.1%	—	—	0.4	*
Cloud segment – recurring service	40.0	7.5%	25.6	8.9%	14.4	56.3

	$530.2	100.0%	$289.7	100.0%	$240.5	83.0

*	The comparison is not meaningful.

Revenues increased across all segments as a result of the acquisitions made in the last twelve months and, in particular, the acquisition of Aastra in January 2014. In addition, our revenues were favorably impacted by a general strengthening of foreign currencies when compared against the U.S. dollar. In particular, the British pound sterling and Euro were stronger against the U.S. dollar by an average of 9.3% and 5.7%, respectively, in the second quarter of 2014 when compared to the second quarter of 2013 and 7.2% and 4.4%, respectively, in the first six months of 2014 when compared to the first six months of 2013.

Revenue for the three and six months ended June 30, 2014 includes a reduction in revenue of $3.0 million and $5.8 million, respectively (three and six months ended June 30, 2013—nil and nil), relating to purchase accounting. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to the Aastra acquisition was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this purchase accounting adjustment has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition. Based on the fair value of deferred revenue recorded in the initial purchase price allocation, we expect that revenue will be adversely affected by a total of $11.3 million over the two years ending December 31, 2015.

Excluding the results of operations from the acquisition of Aastra, Premise segment product revenues decreased by $2.5 million, or 2.8%, to $87.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and increased by $1.6 million, or 0.9%, to $178.7 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease in revenue for the three month period ending June 30, 2014 was largely due to the comparative three month period ending June 30, 2013 including a portion of the historically stronger fourth quarter ending April 30, 2013, which was partially offset by the favorable impact of changes in foreign exchange rates. For the six month period, stronger revenues were primarily due to the favorable impact of changes in foreign exchange rates.

Excluding the results of operations from the acquisition of Aastra, Cloud segment product revenues increased by $0.1 million to $3.2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and by $4.6 million to $8.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to sales to cloud service providers.

Excluding the results of operations from the acquisition of Aastra, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, Premise segment service revenues decreased by $4.7 million, or 11.8%, to $35.3 million while Cloud segment recurring service revenues increased by $4.5 million, or 33.3%, to $18.0 million. For the six months ended June 30, 2014 compared to the six months ended June 30, 2013 Premise segment service revenues decreased by $9.7 million, or 11.7%, to $73.0 million while Cloud segment recurring service revenues increased by $9.8 million, or 38.3%, to $35.4 million. The decrease in Premise segment service revenues is primarily due to lower legacy services such as hardware maintenance as well as customers transitioning from a premise solution to a cloud solution. The increase in Cloud segment recurring revenues reflects new and existing customer migrating to our cloud solutions.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended June 30,				Change
	2014		2013
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment – product	$112.0	57.5%	$58.5	65.0%	$53.5	(7.5)
Premise segment – service	25.8	38.8%	14.2	35.5%	11.6	3.3
Cloud segment – product	3.7	59.7%	1.8	58.1%	1.9	1.6
Cloud segment – non-recurring service	0.2	50.0%	—	—	0.2	*
Cloud segment – recurring service	10.1	48.3%	6.1	45.2%	4.0	3.1

	$151.8	52.6%	$80.6	55.0%	$71.2	2.4

*	The comparison is not meaningful.

	Six months ended June 30,				Change
	2014		2013
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment – product	$207.3	58.5%	$116.5	65.8%	$90.8	(7.3)
Premise segment – service	47.4	38.7%	30.6	37.0%	16.8	1.7
Cloud segment – product	6.9	53.5%	2.6	60.5%	4.3	(7.0)
Cloud segment – non-recurring service	0.2	50.0%	—	—	0.2	*
Cloud segment – recurring service	19.4	48.5%	11.7	45.7%	7.7	2.8

	$281.2	53.0%	$161.4	55.7%	$119.8	(2.7)

*	The comparison is not meaningful.

In the second quarter of 2014, overall gross margin percentage decreased by an absolute 2.4% to 52.6% compared to 55.0% for the second quarter of 2013 primarily as a result of the acquisition of Aastra, which contributed $66.4 million of gross margin, a gross margin percentage of 45.9%, to the second quarter of 2014. Excluding the effect of the Aastra acquisition, Mitel gross margin percentage increased by an absolute 4.3% to 59.3%, primarily due to the acquisitions of prairieFyre in June 2013 and Oaisys in March 2014.

For the six months ended June 30, 2014, overall gross margin percentage decreased by an absolute 2.7% to 53.0% compared to 55.7% for the second quarter of 2013 primarily as a result of the acquisition of Aastra, which contributed $106.0 million of gross margin, a gross margin percentage of 45.3%, to the six months ended June 30, 2014. Excluding the effect of the Aastra acquisition, Mitel gross margin percentage increased by an absolute 3.4% to 59.1%, primarily due to the acquisitions of prairieFyre in June 2013 and Oaisys in March 2014.

Excluding the effect of the acquisition of Aastra, Premise segment product gross margin percentage increased by an absolute 5.3% to 70.3% for the second quarter of 2014 and increased by an absolute 3.6% to 69.4% for the six months ended June 30, 2014 when compared to the 2013 periods while Premise segment service gross margin percentage increased by an absolute 3.4% to 38.9% in the second quarter of 2014 and by an absolute 4.1% to 41.1% in the six months ended June 30, 2014 when compared to the 2013 periods. The increases in Premise segment product gross margin percentage were primarily as a result of the acquisitions of prairieFyre in June 2013 and Oaisys in March 2014. The increases in Premise segment service gross margin percentage were primarily as a result of the acquisitions of prairieFyre in June 2013 and Oaisys in March 2014 as well as cost reductions from restructuring actions taken during the year.

Excluding the effect of the acquisition of Aastra, Cloud segment product gross margin percentage decreased to 50.1% for the second quarter and decreased to 46.7% for the six months ended June 30, 2014 as the Cloud segment was in its early stages in the first six months of 2013. Cloud segment recurring service gross margin percentage increased by an absolute 2.6% to 47.8% in the second quarter of 2014 and increased by an absolute 2.0% to 47.7% in the first six months of 2014 when compared to the 2013 periods due primarily to increases in revenues as certain costs of revenues remain fixed.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased to 31.8% of revenues in the second quarter of 2014 from 34.6% in the second quarter of 2013, an increase of $41.1 million in absolute dollars. SG&A expenses decreased to 31.8% of revenues for the six months ended June 30, 2014 from 34.4% for the six months ended June 30, 2013, an increase of $69.1 million in absolute dollars. The increase in absolute dollars is primarily due to acquisitions made in the last 12 months. Our SG&A expenses for the three and six months ended June 30, 2014 included $1.7 million and $3.0 million, respectively (three and six months ended June 30, 2013—$1.0 million and $2.1 million, respectively), of stock-based compensation expenses associated with employee stock options.

Excluding acquisitions made in the last 12 months, SG&A expenses increased to 38.1% of revenues for the second quarter of 2014 compared to 34.6% in the second quarter of 2013 and increased to 36.2% of revenues for the six months ended June 30, 2014 compared to 34.3% the six months ended June 30, 2013, largely due to increased spending on sales growth initiatives, in particular Mitel cloud offerings.

Research and Development (“R&D”)

R&D expenses in the second quarter of 2014 increased to 11.0% of revenues compared to 9.2% of revenues for the second quarter of 2013, an increase of $18.4 million in absolute dollars. R&D expenses for the six months ended June 30, 2014 increased to 11.0% of revenues compared to 9.4% for the six months ended June 30, 2013, an increase of $30.9 million in absolute dollars. The increase was largely driven by acquisitions made in the last twelve months. Excluding acquisitions made in the last 12 months, R&D expenses increased to 10.2% of revenues in the second quarter of 2014 compared to 9.2% of revenues in the second quarter of 2013 and 9.9% of revenues in the six months ended June 30, 2014 compared to 9.4% of revenues in the six months ended June 30, 2013. The increases were primarily due to increased spending on contact center initiatives.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

Special charges and restructuring costs of $10.9 million were recorded in the three months ended June 30, 2014. The costs consisted of $3.9 million of employee-related charges, $2.8 million of facility-related charges and $4.2 million of integration-related charges. The employee-related charges consisted of headcount reductions of approximately 50 people and related costs, primarily in North America and Europe. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges include professional fees and incidental costs relating to the integration of the Aastra business.

We recorded special charges and restructuring costs of $13.2 million in the first quarter of 2014, primarily relating to the acquisition and integration of the Aastra business. The costs consisted of $2.2 million of employee-related charges, $1.1 million of facility-related charges, $4.9 million of integration-related charges as well as $5.0 million of acquisition-related charges. The employee-related charges consisted of termination and related costs related to headcount reductions of approximately 50 people, primarily in North America. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges include professional fees and incidental costs relating to the integration of the Aastra business. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the Aastra acquisition in January 2014.

We recorded special charges and restructuring costs of $1.5 million in the first quarter of 2013 and $2.6 million in the second quarter of 2013. The charges primarily relate to headcount reductions and additional lease termination obligations as we reduced our cost structure.

We expect to take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management. We expect to incur approximately $83.0 million of costs relating to the integration of the Aastra business, which we expect to create approximately $75.0 million of annualized synergies. We expect to complete these initiatives in approximately three years from the acquisition of Aastra in January 2014.

Amortization of acquisition-related intangible assets

In the three and six months ended June 30, 2014 amortization of acquisition-related intangible assets increased to $14.0 million and $25.3 million, respectively, compared to $5.6 million and $11.2 million, respectively, for the three and six months ended June 30, 2013. The increase is due primarily to the acquisition of Aastra in January 2014.

Operating Income from Continuing Operations

We reported operating income from continuing operations of $3.2 million in the second quarter of 2014 compared to $8.2 million in the second quarter of 2013 and operating income from continuing operations of $4.9 million in the six months ended June 30, 2014 compared to $19.2 million in the six months ended June 30, 2013.The decrease in operating income was driven by higher special charges and restructuring costs, which was partially offset by higher gross margin in the legacy Mitel business. Operating income from acquisitions was not significant in the three and six months ended June 30, 2014 as adverse effects from purchase price allocation adjustments to revenue of $3.0 million and $5.8 million, respectively, and amortization of acquired intangible assets of $7.4 million and $12.3 million, respectively, largely offset income from operations.

Non-Operating Expenses

Interest Expense

Interest expense was $5.5 million in the second quarter of 2014 compared to $6.3 million in the second quarter 2013 and $11.4 million in the six months ended June 30, 2014 compared to $11.7 million in the six months ended June 30, 2013. The decrease in interest expense was due to the refinancing of our credit facilities in conjunction with the acquisition of Aastra in January 2014 as a lower interest rate margin and a lower LIBOR floor on the refinanced debt (4.25% and 1.00%, respectively, at June 30, 2014 compared to 5.75% and 1.25% at June 30, 2013) was partially offset by higher debt levels.

Debt retirement costs

In the second quarter of 2014, we recorded debt retirement costs of $0.8 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of the $25.0 million voluntary prepayment of our term loan in May 2014.

In the first quarter of 2014, we recorded debt retirement costs of $14.7 million relating to the refinancing of our debt in January 2014. These costs consisted of $10.0 million of unamortized debt issue costs and unamortized original issue discount, $4.2 million of prepayment fees relating to repaying our prior credit facilities and $0.5 million of other costs relating to the refinancing.

For the first quarter of 2013, we recorded debt retirement costs of $2.6 million relating to the refinancing our debt in February 2013. These costs consisted of $2.6 million of unamortized debt issue costs and unamortized original issue discount relating to repaying our prior credit facilities.

Income tax expense

For the second quarter of 2014, we recorded a net income tax recovery of $2.2 million compared to a recovery of $1.1 million for the second quarter of 2013. For the six months ended June 30, 2014, we recorded a net income tax recovery of $7.4 million compared to an expense of $0.7 million for the six months ended June 30, 2013. The income tax recovery in the second quarter of 2014 was primarily due to a tax recovery on certain non-recurring items primarily related to the Aastra acquisition. The tax recovery in the second quarter of 2013 was primarily driven by the expected effective tax rate for the year.

Net Income (Loss) from Continuing Operations

Our net income from continuing operations for the second quarter of 2014 was $0.8 million compared to net income from continuing operations of $2.7 million in the second quarter of 2013. The lower net income from continuing operations was primarily due to lower operating income, as described above.

Our net loss from continuing operations for the six months ended June 30, 2014 was $12.8 million compared to net income from continuing operations of $4.0 million for the six months ended June 30, 2013. The net loss from continuing operations was primarily due to higher debt retirement costs and lower operating income, as described above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the six months ended June 30, 2013 consists of the operations of DataNet, which was sold in March 2013. Further information on the sale of DataNet can be found under Item 7 of our Annual Report.

Net Income (Loss)

Our net income for the second quarter of 2014 was $0.8 million compared to a net income of $2.7 million in the second quarter of 2013. The lower net income was primarily due to lower operating income, as described above.

Our net loss for the six months ended June 30, 2014 was $12.8 million compared to a net income of $1.0 million for the six months ended June 30, 2013. The net loss was primarily due to higher debt retirement costs and lower operating income, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss of $12.0 million for the three months ended June 30, 2014 and $17.6 million for six months ended June 30, 2014 is primarily due to pension liability adjustments for the U.K. pension plan. The U.K. pension plan was updated at March 31, 2014 and June 30, 2014 for actual investment performance and certain changes in assumptions. The increase in pension liability and corresponding other comprehensive loss in the first quarter and second quarter was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rate from 4.7% at December 31, 2013 to 4.6% at March 31, 2014 to 4.4% at June 30, 2014. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Other comprehensive loss for the six months ended June 30, 2013 includes a loss of $19.5 million recorded in the first quarter of 2013 related to pension liability adjustments as the U.K. pension plan’s valuation was updated for actual investment performance and certain changes in assumptions.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $38.8 million in the second quarter of 2014 compared to $21.4 million in the second quarter of 2013, an increase of $17.4 million. Adjusted EBITDA was $74.4 million for the six months ended June 30, 2014 compared to $44.4 million for the six months ended June 30, 2013, an increase of $30.0 million. This increase was driven primarily by higher gross margin from the legacy Mitel business as well contributions from acquisitions made in the last 12 months.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), see “Selected Consolidated Financial Data—Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three and six months ended June 30, 2014 and June 30, 2013.

	Three months ended June 30,			Six months ended June 30,		Change
	2014	2013	Change	2014	2013
		(in millions)
Net cash provided by (used in)
Operating activities	$25.8	$25.3	$0.5	$52.6	$35.0	$17.6
Investing activities	(4.3)	(25.5)	21.2	(13.7)	(27.1)	13.4
Financing activities	(23.9)	(1.5)	(22.4)	53.5	(38.7)	92.2
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.1)	0.7	1.6	(1.8)	3.4

Increase (decrease) in cash and cash equivalents	$(1.8)	$(1.8)	$—	$94.0	$(32.6)	$126.6

Cash Provided by Operating Activities

Net cash generated from operating activities in the second quarter of 2014 was $25.8 million compared to $25.3 million in the second quarter of 2013. The increase was due operating cash flow from the acquisition of Aastra, which was partially offset by increased special charges and restructuring costs.

Net cash generated from operating activities for the six months ended June 30, 2014 was $52.6 million compared to $35.0 million for the six months ended June 30, 2013. The increase was due to favorable changes in non-cash operating assets of $21.2 million for the six months ended June 30, 2014 compared to $3.8 million for the six months ended June 30, 2013.

Cash Used in Investing Activities

Net cash used for investing activities was $4.3 million in the second quarter of 2014 compared to $25.5 million in the second quarter of 2013. The decrease is due to the $23.1 million June 2013 acquisition of prairieFyre.

Net cash used for investing activities was $13.7 million for the six months ended June 30, 2014 compared to $27.1 million for the six months ended June 30, 2013. The cash used in investing activities for the six months ended June 30, 2014 includes $6.2 million for acquisitions consisting of $0.6 million for the January 2014 acquisition of Aastra (cash paid of $80.0 million, net of cash acquired of $79.4 million) and $5.6 million for the March 2014 acquisition of Oaisys (cash paid of $5.9 million net of cash acquired of $0.3 million). Net cash used in investing for the six months ended June 30, 2013 includes $23.1 million for the June 2013 acquisition of prairieFyre (cash paid of $27.3 million net of cash acquired of $4.2 million).

Cash used in investing activities also includes acquisitions of property, plant and equipment.

Cash Used in Financing Activities

Net cash used in financing activities in the second quarter of 2014 was $23.9 million compared to $1.5 million during the second quarter of 2013. Cash used in financing in the second quarter of 2014 included the $25.0 million voluntary repayment of our term loan made in May 2014.

Net cash provided by financing activities for the six months ended June 30, 2014 was $53.5 million compared to cash used in financing activities of $38.7 million for the six months ended June 30, 2013. Cash provided by financing for the six months ended June 30, 2014 consists primarily of net proceeds from the January 2014 refinancing, partially offset by the $25.0 million voluntary repayment of our term loan made in May 2014. The proceeds from the new credit facility of $353.2 million were partially offset by repayments of the prior credit facilities of $258.5 million as well as fees and costs related to the refinancing of $15.2 million. The use of cash for the six months ended June 30, 2013 consisted primarily of a net repayment of long-term debt as a result of the February 2013 refinancing.

Liquidity and Capital Resources

As of June 30, 2014, our liquidity consisted primarily of cash and cash equivalents of $134.2 million and an undrawn $50.0 million revolving facility. At June 30, 2014, we had $329.1 million outstanding under our secured credit facilities, consisting of a term loan due 2020. At December 31, 2013 we had $258.5 million outstanding under our then-existing credit facilities consisting of a first lien term loan due 2019 and second lien term loan due 2020.

On January 31, 2014, in conjunction with the acquisition of Aastra, we refinanced our credit facilities. The new credit facilities consist of a $355.0 million term loan and a $50.0 million revolving facility (the “January 2014 Credit Facilities”). Proceeds of $353.2 million (net of original discount of $1.8 million), along with cash on hand, were used to repay the remaining $258.5 million outstanding on the prior credit facilities, the $80.0 million of cash consideration paid for the acquisition of Aastra, as well as fees and expenses in connection with the refinancing and the acquisition of Aastra. In May 2014, we made a $25.0 million voluntary repayment of our term loan.

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

As a result of our operating performance since the acquisition of Aastra, which generated sufficient cash to make two voluntary prepayments of our term loan facility of $25.0 million each on August 7, 2014 and in May 2014, as well as current debt market conditions, we may seek to amend our existing credit facility to reduce the variable interest rates on our term loan facility. Any amendment to the term loan facility would be subject to the approval of the holders of our term loan and other conditions. As such, there is no guarantee that we would be able to obtain such an amendment.

We are also required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the January 2014 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days following the end of the fiscal year. The first annual excess cash flow payment is required be paid within 100 days of December 31, 2014.

Voluntary prepayments are applied against mandatory principal repayments. As a result of the $25.0 million voluntary prepayment in May 2014, we estimate that our annual principal repayments due in the next twelve months, including the 2014 annual excess cash flow payment, will be nil. The annual excess cash flow payment may vary significantly from the estimate based on our operating results and changes in working capital during the remainder of 2014.

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

The January 2014 Credit Facilities contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $50.0 million of unrestricted cash) to the trailing twelve months Earnings before Interest, Taxes, Depreciation and Amortization (“Leverage Ratio”), as specified in the credit facilities, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments and (f) limitations on the payment of dividends. The maximum Leverage Ratio applies to the Company for the period ending June 30, 2014 and for all fiscal quarters thereafter until maturity in January 2020, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
June 30, 2014 through March 31, 2015	3.00:1.00
June 30, 2015 through March 31, 2016	2.50:1.00
June 30, 2016 through March 31, 2017	2.25:1.00
June 30, 2017 and thereafter	2.00:1.00

The following table presents our maximum Leverage Ratio and our actual Leverage Ratio:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
June 30, 2014	3.0	1.9

At June 30, 2014 and December 31, 2013, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

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

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At June 30, 2014, the plan had an unfunded pension liability of $75.0 million (December 31, 2013—$57.3 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the 2014 calendar year was determined to be $5.4 million (£3.2 million), and will increase at an annual rate of 3% for the calendar years 2015 and 2016.

As part of the acquisition of Aastra, we assumed certain unfunded pension obligations related to entities in France and Germany. In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. At June 30, 2014, we had unfunded pension liabilities in France and Germany of $7.8 million and $17.0 million, respectively. In addition, as part of the acquisition of Aastra, we assumed a partially funded multi-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. As the plan is a multi-employer plan, no liability is recorded on the consolidated balance sheet for Mitel’s pro-rata share of the net benefit obligation. Mitel’s pro-rata share of the plan’s assets and projected benefit obligation at the date of acquisition was $98.4 million and $104.1 million, respectively.

We believe we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on restructuring and integration actions, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, market acceptance of our products and the cost and timing of acquisitions, if any,. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2014:

	Payments Due by Fiscal Year
Contractual Obligations	Last six months of 2014	2015	2016	2017	2018	2019 and beyond	Total
	(in millions)
Long-term debt obligations(1)	$8.6	$17.3	$20.9	$20.7	$20.5	$336.4	$424.4
Capital lease obligations(2)	3.0	5.2	4.1	2.0	0.3	—	14.6
Operating lease obligations(3)	16.0	23.6	20.2	15.7	13.8	28.5	117.8
Defined benefit pension plan contributions(4)	2.8	5.7	5.9	—	—	—	14.4
Other(5)	3.2	3.4	—	—	—	—	6.6

Total	$33.6	$55.2	$51.1	$38.4	$34.6	$364.9	$577.8

(1)	Represents the principal and interest payments on our term loan. Interest on our term loan is based on LIBOR plus 4.25% with LIBOR subject to a 1.00% floor. For the purposes of estimating the variable interest, the greater of the average 3-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.00%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows as an estimate is not practicable.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these obligations range from 5.4% to 9.0%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our defined benefit pension plan in the U.K. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2016 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. In addition, no amounts have been included for unfunded pension liabilities in France or Germany. Total cash payments under the pension plans in France and Germany for the year-ended December 31, 2014 are expected to be approximately $1.0 million.
(5)	Primarily represents payments under an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $14.4 million of liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At June 30, 2014, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that are not included in our balance sheet, were $74.0 million (December 31, 2013—$87.8 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our audited annual consolidated financial statements included in our Annual Report. The following critical accounting policies have been updated to reflect results to June 30, 2014:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 3.6% of the ending aggregate lease portfolio as of June 30, 2014 compared to 4.0% at December 31, 2013. The reserve is based on a review of our past write-off experience and a review of the accounts receivable aging as of June 30, 2014. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable, the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of June 30, 2014 and December 31, 2013, the provision represented 5.1% and 4.8% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first six months of 2014 are included in note 14 to the unaudited interim consolidated financial statements.

For the three and six months ended June 30, 2014, stock-based compensation expense was $1.7 million and $3.0 million, respectively (three and six months ended June 30, 2013—$1.0 million and $2.1 million, respectively). As of June 30, 2014, there was $10.9 million of unrecognized stock-based compensation expense (December 31, 2013—$6.0 million). We expect this cost to be recognized over a weighted average period of 3.2 years (December 31, 2013—2.3 years).

Recent Accounting Pronouncements

Classification of unrecognized tax benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss carryforward or a tax credit carryforward exists. The ASU provides amendments to the Income Taxes subtopic of the FASB Accounting Standards Codification (“ASC”), such that generally, unrecognized tax benefits should be presented as a reduction of deferred tax assets created by net operating losses or tax credit carryforwards in the same jurisdiction. We adopted this ASU prospectively in the first quarter of 2014. The adoption did not have a material effect to our consolidated financial statements.

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

Revenue recognition

In May 2014, the FASB issued ASU 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU adds a Revenue from Contracts with Customers subtopic to the FASB ASC and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendment becomes effective for us in the first quarter of 2017 and early adoption is not permitted. We are currently evaluating the effect that the adoption of this ASU will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2014, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

The acquisition of Aastra on January 31, 2014, represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting which was completed as of December 31, 2013. Tangible assets of approximately $298.1 million related to the Aastra business were included in Mitel’s consolidated balance sheet at June 30, 2014 and total revenues of approximately $234.1 million and a net loss of approximately $0.5 million were included in the consolidated statement of operations for the six months ended June 30, 2014 (representing operations of the Aastra business from the acquisition date of January 31, 2014). The Aastra business utilizes separate information and accounting systems and processes. The Company intends to extend its Sarbanes-Oxley Section 404 compliance program to include the Aastra business. However, the Company does not anticipate completing an evaluation and review of Aastra’s internal control over financial reporting by December 31, 2014, the date of management’s next assessment of the Company’s internal control over financial reporting (the “2014 Assessment”). Accordingly, management anticipates excluding the Aastra business from the 2014 Assessment in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission contained in the release captioned Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports Frequently Asked Questions (revised October 6, 2004).

Other than the acquisition of Aastra, there were no significant changes in the Company’s internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2014.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and June 30, 2013; (iv) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2014 and June 30, 2013; (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and June 30, 2013; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.