Form 10-Q
period 2014-09-30
MITEL NETWORKS CORP
filed 2014-11-06
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 99,883,441 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$120.1	$40.2
Accounts receivable (net of allowance for doubtful accounts of $12.0 and $5.3, respectively)	207.8	104.3
Sales-type lease receivables (net) (note 5)	20.2	13.9
Inventories (net) (note 6)	93.0	36.9
Deferred tax asset	27.6	17.3
Other current assets (note 7)	61.9	26.5

	530.6	239.1
Non-current portion of sales-type lease receivables (net) (note 5)	21.1	12.1
Deferred tax asset	127.0	127.5
Property and equipment (net)	49.9	28.5
Identifiable intangible assets (net) (note 8)	189.9	50.7
Goodwill	334.1	147.3
Other non-current assets	18.8	15.3

	$1,271.4	$620.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$228.9	$82.8
Current portion of deferred revenue	69.1	39.4
Current portion of long-term debt	6.1	5.3

	304.1	127.5
Long-term debt (note 11)	311.0	264.2
Lease recourse liability (note 5)	2.4	3.5
Long-term portion of deferred revenue	37.2	16.6
Deferred tax liability	12.5	14.4
Pension liability (note 12)	112.4	57.3
Other non-current liabilities	25.3	18.6

	804.9	502.1

Commitments, guarantees and contingencies (note 13)
Shareholders’ equity:
Common shares, without par value—issued and outstanding: 99.9 and 54.4, respectively	1,215.2	814.9
Preferred shares—issued and outstanding: nil	—	—
Warrants (note 15)	39.1	39.1
Additional paid-in capital	36.8	35.3
Accumulated deficit	(709.4)	(691.3)
Accumulated other comprehensive loss	(115.2)	(79.6)

	466.5	118.4

	$1,271.4	$620.5

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Product	$182.3	$85.0	$549.7	$266.4
Services	68.4	35.9	191.2	118.6
Cloud recurring	21.7	14.1	61.7	39.7

	272.4	135.0	802.6	424.7
Cost of revenues:
Product	78.4	26.8	231.6	89.1
Services	39.8	22.1	115.0	74.2
Cloud recurring	11.3	7.4	31.9	21.3

	129.5	56.3	378.5	184.6

Gross margin	142.9	78.7	424.1	240.1

Expenses:
Selling, general and administrative	87.4	49.2	256.1	148.8
Research and development	30.3	14.2	88.5	41.5
Special charges and restructuring costs (note 17)	31.6	6.4	55.7	10.5
Amortization of acquisition-related intangible assets	14.0	6.5	39.3	17.7

	163.3	76.3	439.6	218.5

Operating income (loss) from continuing operations	(20.4)	2.4	(15.5)	21.6
Interest expense	(5.2)	(6.5)	(16.6)	(18.2)
Debt retirement costs (note 11)	(0.7)	—	(16.2)	(2.6)
Other income (expense)	2.9	—	4.7	(0.2)

Income (loss) from operations, before income taxes	(23.4)	(4.1)	(43.6)	0.6
Current income tax recovery (expense)	3.1	(2.7)	2.8	1.2
Deferred income tax recovery (expense)	15.0	5.4	22.7	0.8

Net income (loss) from continuing operations	(5.3)	(1.4)	(18.1)	2.6
Net loss from discontinued operations	—	—	—	(3.0)

Net loss	$(5.3)	$(1.4)	$(18.1)	$(0.4)

Net income (loss) per common share—Basic
Net income (loss) per share from continuing operations	$(0.05)	$(0.03)	$(0.19)	$0.05
Net loss per share from discontinued operations	$—	$—	$—	$(0.06)
Net loss per share	$(0.05)	$(0.03)	$(0.19)	$(0.01)
Net income (loss) per common share—Diluted
Net income (loss) per share from continuing operations	$(0.05)	$(0.03)	$(0.19)	$0.05
Net loss per share from discontinued operations	$—	$—	$—	$(0.06)
Net loss per share	$(0.05)	$(0.03)	$(0.19)	$(0.01)
Weighted-average number of common shares outstanding (note 16)
Basic	99.6	53.8	94.1	53.7
Diluted	99.6	53.8	94.1	56.4

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(5.3)	$(1.4)	$(18.1)	$(0.4)

Other comprehensive income (loss):
Foreign currency translation adjustments	(9.4)	(3.3)	(7.3)	(3.1)
Pension liability adjustments	(8.6)	33.1	(28.3)	11.8

	(18.0)	29.8	(35.6)	8.7

Comprehensive income (loss)	(23.3)	28.4	(53.7)	8.3

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number		Amount
Balance at December 31, 2012	53.7		$810.3	$39.1	$32.4	$(688.1)	$(91.0)	$102.7

Comprehensive loss	—		—	—	—	(1.7)	(16.6)	(18.3)
Stock-based compensation	—		—	—	1.1	—	—	1.1

Balance at March 31, 2013	53.7		$810.3	$39.1	$33.5	$(689.8)	$(107.6)	$85.5

Comprehensive loss	—		—	—	—	2.7	(4.5)	(1.8)
Exercise of stock options	—	(1)	0.1	—	—	—	—	0.1
Stock-based compensation	—		—	—	1.0	—	—	1.0

Balance at June 30, 2013	53.7		$810.4	$39.1	$34.5	$(687.1)	$(112.1)	$84.8

Comprehensive income	—		—	—	—	(1.4)	29.8	28.4
Exercise of stock options	0.2		0.5	—	(0.1)	—	—	0.4
Stock-based compensation	—		—	—	1.2	—	—	1.2

Balance at September 30, 2013	53.9		$810.9	$39.1	$35.6	$(688.5)	$(82.3)	$114.8

Comprehensive loss	—		—	—	—	(2.8)	2.7	(0.1)
Exercise of stock options	0.5		4.0	—	(1.6)	—	—	2.4
Stock-based compensation	—		—	—	1.3	—	—	1.3

Balance at December 31, 2013	54.4		$814.9	$39.1	$35.3	$(691.3)	$(79.6)	$118.4

Comprehensive loss	—		—	—	—	(13.6)	(5.6)	(19.2)
Exercise of stock options	0.3		2.3	—	(0.7)	—	—	1.6
Stock-based compensation	—		—	—	1.3	—	—	1.3
Issuance of shares (note 3)	44.2		391.3	—	—	—	—	391.3

Balance at March 31, 2014	98.9		$1,208.5	$39.1	$35.9	$(704.9)	$(85.2)	$493.4

Comprehensive loss	—		—	—	—	0.8	(12.0)	(11.2)
Exercise of stock options	0.5		3.9	—	(1.5)	—	—	2.4
Stock-based compensation	—		—	—	1.7	—	—	1.7

Balance at June 30, 2014	99.4		$1,212.4	$39.1	$36.1	$(704.1)	$(97.2)	$486.3

Comprehensive loss	—		—	—	—	(5.3)	(18.0)	(23.3)
Exercise of stock options	0.5		2.8	—	(0.8)	—	—	2.0
Stock-based compensation	—		—	—	1.5	—	—	1.5

Balance at September 30, 2014	99.9		$1,215.2	$39.1	$36.8	$(709.4)	$(115.2)	$466.5

(1)	Issuance of shares was less than 0.1 for the period.

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
CASH PROVIDED BY (USED IN)
Operating activities:
Net loss	$(5.3)	$(1.4)	$(18.1)	$(0.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	19.7	9.7	55.5	27.6
Stock-based compensation	1.5	1.2	4.5	3.3
Deferred income taxes	(15.0)	(5.4)	(22.7)	(0.8)
Goodwill impairment (note 4)	—	—	—	1.9
Non-cash charge relating to acquisitions	—	—	—	0.4
Debt retirement costs (note 11)	0.7	—	15.7	2.4
Non-cash movements in provisions	(0.5)	(0.9)	(2.4)	—
Change in non-cash operating assets and liabilities (note 19)	19.3	6.8	40.5	10.6

Net cash provided by operating activities	20.4	10.0	73.0	45.0

Investing activities:
Additions to property, equipment and intangible assets	(2.4)	(0.9)	(9.9)	(4.9)
Acquisitions, net of cash acquired (note 3)	(2.0)	—	(8.2)	(23.1)

Net cash used in investing activities	(4.4)	(0.9)	(18.1)	(28.0)

Financing activities:
Proceeds from issuance of long-term debt (note 11)	—	—	353.2	276.4
Repayment of long-term debt (note 11)	(25.0)	(0.5)	(309.4)	(305.0)
Prepayment fees relating to prior credit facilities (note 11)	—	—	(4.2)	—
Payment of deferred financing costs (note 11)	—	—	(11.0)	(8.5)
Repayment of capital lease liabilities and other long-term debt	(1.6)	(1.1)	(5.7)	(3.3)
Proceeds from issuance of common shares from option exercises	2.0	0.4	6.0	0.5

Net cash provided by (used in) financing activities	(24.6)	(1.2)	28.9	(39.9)

Effect of exchange rate changes on cash and cash equivalents	(5.5)	1.7	(3.9)	(0.1)

Net increase (decrease) in cash and cash equivalents	(14.1)	9.6	79.9	(23.0)
Cash and cash equivalents, beginning of period	134.2	37.6	40.2	70.2

Cash and cash equivalents, end of period	$120.1	$47.2	$120.1	$47.2

(Note 19 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2014 and September 30, 2013

(in U.S. dollars, millions, except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, these unaudited interim consolidated financial statements do not include all information and footnotes normally included in financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for complete financial statements. In the opinion of management of the Company, these unaudited interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 2014 and the results of operations and cash flows of the Company for each of the three and nine months ended September 30, 2014 and September 30, 2013 in accordance with GAAP applied on a consistent basis.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies at December 31, 2013 are described in note 2 to the audited annual consolidated financial statements. In addition, in connection with the acquisition of Aastra Technologies Ltd. (“Aastra”), the Company changed its operating segments, as described in note 18.

Reclassification

In conjunction with the acquisition of Aastra, in the first quarter of 2014, we reclassified service inventory from other current assets to inventory on the consolidated balance sheets. To conform to the current years’ presentation, $2.9 of service inventory, consisting of gross service inventory of $5.1 and a provision against service inventory of $2.2, was reclassified from other current assets to inventory at December 31, 2013.

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

Going concern assessment and disclosure requirements

In May 2014, the FASB issued ASU 2014-15 to provide guidance in relation to management’s assessment of an entity’s ability to continue as a going concern and to provide disclosure requirements in certain circumstances. The amendment becomes effective for the Company in the first quarter of 2016. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, is still being completed. As a result, the final purchase price allocation may differ significantly from the estimates. The purchase price and estimated allocation of the purchase price is as follows:

January 31, 2014
Net assets:
Cash and cash equivalents	$79.4
Accounts receivable(1)	111.6
Sales-type lease receivables, current	10.1
Inventories(2)	62.6
Deferred tax asset, current	8.1
Other current assets	31.2
Sales-type lease receivables, non-current	13.3
Deferred tax asset, non-current	4.6
Property and equipment	23.9
Intangible assets – customer relationships(3)(7)	13.0

January 31, 2014
Intangible assets – developed technology(4)(7)	152.6
Intangible assets – trade name(5)(7)	9.0
Goodwill(6)(7)	181.3
Other non-current assets	0.5
Accounts payable and accrued liabilities	(118.3)
Deferred revenue, current	(25.8)
Current portion of long-term debt	(1.8)
Deferred revenue, non-current	(15.2)
Pension liability(8)	(31.7)
Deferred tax liability	(22.7)
Other non-current liabilities	(14.4)

Net assets acquired	$471.3

Consideration given:
Amount paid, cash	$80.0
Value of Mitel common shares issued	391.3

Total consideration given	$471.3

(1)	Fair value of accounts receivable consists of gross contractual amounts receivable of $118.8, less best estimate of amounts not expected to be collected of $7.2.
(2)	Fair value of inventory consists of inventory with a historical cost of $89.7 less a historical provision of $27.1.
(3)	Intangible assets – customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(4)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 6 years.
(5)	Intangible assets – trade name is expected to be amortized over the estimated useful life of the asset of 4 years.
(6)	Goodwill will be allocated to the new reporting segments on a relative fair value basis once the purchase price allocation is finalized.
(7)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.
(8)	The amounts recorded for pension liability consist primarily of unfunded defined benefit pension plans in France and Germany as well as a pro-rata share of liability for a multiple employer defined benefit plan in Switzerland. At January 31, 2014, Aastra’s share of the plan’s assets and projected benefit obligation was $98.4 and $104.1, respectively.

Aastra’s results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition. The amount of revenue from the acquisition included in the Company’s results of operations for the three and nine months ended September 30, 2014 was $134.9 and $369.0, respectively, which includes a reduction of $1.6 and $7.4, respectively, as a result of the valuation of the deferred revenue liabilities acquired being below Aastra’s historical book value and the corresponding decrease in revenues in subsequent periods. The amount of net loss from the acquisition included in the Company’s results of operations for the three and nine months ended September 30, 2014 was $8.1 and $8.6, respectively, which includes the adjustment to revenues described above, as well as amortization of acquired intangible assets of $7.3 and $19.6, respectively.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the year:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operations
Revenues	$272.4	$270.1	$838.5	$836.6
Net loss	(5.3)	(1.6)	(35.3)	(12.0)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	Amortization of intangible assets that arose from the acquisition of $29.5 per year

•	A reduction to revenue as a result of the valuation of the deferred revenue acquired being below Aastra’s historical book value and the corresponding decrease in revenues in subsequent periods. The reduction for the three and nine months ended September 30, 2014 was nil and $1.1 (relating to the pro-forma period from January 1, 2014 to January 31, 2014). When added to the reduction in revenue as a result of the valuation of deferred revenue already recorded in the actual results, the total reduction to revenue for the three and nine months ended September 30, 2014 was $1.6 and $8.5, respectively. The reduction to revenue as a result of the valuation of deferred revenue for the three and nine months ended September 30, 2013 was $1.6 and $8.5, respectively.

•	Tax provision based on an estimated effective tax rate of approximately 20%

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

c) prairieFyre – June 2013

On June 17, 2013, the Company completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. The acquisition provided Mitel with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. The net cash cost to Mitel for the acquisition was $20.0 for a 100% equity ownership interest in prairieFyre. The net cash cost consisted of cash paid of $27.3 less cash and cash equivalents acquired of $4.2 and acquired accounts receivable due from Mitel of $3.1. Additional details, including the allocation of the purchase price to the net assets acquired is included in note 3 to the audited annual consolidated financial statements.

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

Nine months ended September 30, 2013
Operations
Revenues	$7.7

Loss from discontinued operations, before taxes	(3.6)
Income tax recovery	0.6

Net loss from discontinued operations, net of tax	$(3.0)

For the nine months ended September 30, 2013, the loss from discontinued operations, before taxes, consists of a loss from operations up to the time of sale of $0.1, a non-cash impairment of goodwill of $1.9, a non-cash impairment of inventory of $0.7 and a net loss on the sale of $0.9 (consisting of proceeds from disposition of $2.1, less the net book value of accounts receivable and inventory sold of $1.6 and costs and expenses related to the sale of $1.4).

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

	September 30, 2014				December 31, 2013
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in consolidated accounts receivable	$7.7	$(1.1)		$6.6	$7.0	$(0.5)		$6.5
Current portion of investment in sales-type leases	20.8	(0.6)		20.2	14.4	(0.5)		13.9
Non-current portion of investment in sales-type leases	21.6	(0.5)		21.1	12.6	(0.5)		12.1

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	50.1	(2.2)		47.9	34.0	(1.5)		32.5
Sold rental payments remaining unbilled	69.8	(2.4	)(1)	67.4	91.3	(3.5	)(1)	87.8

Total of sales-type leases unsold and sold	$119.9	$(4.6)		$115.3	$125.3	$(5.0)		$120.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability on the consolidated balance sheets

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended September 30, 2014, the Company sold $4.0 of rental payments and recorded gains on sale of those rental payments of $0.7 (three months ended September 30, 2013—sold $6.1 and recorded gains of $1.0). For the nine months ended September 30, 2014, the Company sold $13.2 of rental payments and recorded gains on sale of those rental payments of $2.3 (nine months ended September 30, 2013—sold $21.7 and recorded gains of $3.4). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in consolidated accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of September 30, 2014

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$5.0	$1.5	$1.2	$2.7	$7.7
Investment in sold and unsold sales-type lease receivables	101.5	9.7	1.0	10.7	112.2

Total gross sales-type leases	106.5	11.2	2.2	13.4	119.9
Allowance	(2.2)	(1.1)	(1.3)	(2.4)	(4.6)

Total net sales-type leases	$104.3	$10.1	$0.9	$11.0	$115.3

Aging Analysis as of December 31, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.0	$2.3	$0.7	$3.0	$7.0
Investment in sold and unsold sales-type lease receivables	98.6	18.7	1.0	19.7	118.3

Total gross sales-type leases	102.6	21.0	1.7	22.7	125.3
Allowance	(2.3)	(1.6)	(1.1)	(2.7)	(5.0)

Total net sales-type leases	$100.3	$19.4	$0.6	$20.0	$120.3

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, April 30, 2012	$(9.4)
Write-offs	3.4
Recoveries	(0.1)
Provision	(0.6)

Allowance for credit losses on sales-type leases, April 30, 2013	$(6.7)

Write-offs	2.8
Recoveries	(0.1)
Provision	(1.0)

Allowance for credit losses on sales-type leases, December 31, 2013	$(5.0)

Additions due to the acquisition of Aastra	(1.1)

Write-offs	0.6
Provision	(0.1)

Allowance for credit losses on sales-type leases, March 31, 2014	$(5.6)

Write-offs	1.0
Provision	(0.1)

Allowance for credit losses on sales-type leases, June 30, 2014	$(4.7)

Write-offs	0.1
Provision	—

Allowance for credit losses on sales-type leases, September 30, 2014	$(4.6)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	September 30, 2014	December 31, 2013
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$4.7	$4.9
Allowance against sales-type leases individually evaluated for impairment	(2.1)	(2.2)

Sales-type leases individually evaluated for impairment, net	$2.6	$2.7

	September 30, 2014	December 31, 2013
Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$115.2	$120.4
Allowance against sales-type leases collectively evaluated for impairment	(2.5)	(2.8)

Sales-type leases collectively evaluated for impairment, net	$112.7	$117.6

6. INVENTORIES

	September 30, 2014		December 31, 2013
Raw materials and work in process	$4.3		$2.5
Finished goods	87.6	(1)	35.0
Service inventory	6.9		5.1
Less: provision for obsolete inventory	(5.8	)(1)	(5.7)

	$93.0		$36.9

(1)	At September 30, 2014, finished goods are recorded net of approximately $24.6 of historical inventory provision remaining from the acquisition of Aastra, as discussed in note 3. This amount will decrease as the related inventory acquired from Aastra is sold or written off.

7. OTHER CURRENT ASSETS

	September 30, 2014	December 31, 2013
Prepaid expenses and deferred charges	$25.4	$14.4
Unbilled receivables	4.2	3.0
Due from related parties (note 10)	0.4	1.2
Income tax receivable	15.4	1.8
Other receivables	16.0	5.7
Restricted cash	0.5	0.4

	$61.9	$26.5

8. IDENTIFIABLE INTANGIBLE ASSETS

	September 30, 2014			December 31, 2013
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Patents, trademarks and other	$30.2	$(18.4)	$11.8	$20.0	$(15.2)	$4.8
Customer relationships	113.2	(90.5)	22.7	100.2	(79.8)	20.4
Developed technology	246.4	(91.0)	155.4	89.8	(64.3)	25.5

	$389.8	$(199.9)	$189.9	$210.0	$(159.3)	$50.7

The increase in cost for intangible assets primarily relates to the acquisitions, as described in note 3.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2014	December 31, 2013
Trade payables	$60.6	$24.1
Employee-related payables	51.1	12.3
Accrued liabilities	59.7	33.2
Restructuring, warranty and other provisions	37.5	5.7
Due to related parties (note 10)	1.1	0.6
Other payables	18.9	6.9

	$228.9	$82.8

10. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”), a director of the Company, and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) is a shareholder of the Company and is party to a Shareholders’ Agreement, as disclosed in note 16 to the audited annual financial statements. Significant transactions with the Matthews Group include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and nine months ended September 30, 2014, Mitel recorded lease expense for base rent and operating costs of $1.3 and $3.9, respectively (three and nine months ended September 30, 2013—$1.3 and $3.6, respectively).

Investment

The Company has paid $1.0 for an option to invest in a company in India, over which company the Matthews Group has significant influence. For the three months ended September 30, 2014, sales to and purchases from this venture, arising in the normal course of the Company’s business, were nil and nil, respectively, (three months ended September 30, 2013— nil and nil, respectively). For the nine months ended September 30, 2014, sales to and purchases from this venture, arising in the normal course of the Company’s business, were $0.2 and $0.2, respectively, (nine months ended September 30, 2013—$0.2 and $0.3, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.1 and $0.8, respectively, for the three months ended September 30, 2014 (three months ended

September 30, 2013—$0.3 and $0.5, respectively) and $0.5 and $3.6, respectively, for the nine months ended September 30, 2014 (nine months ended September 30, 2013—$0.8 and $1.5, respectively). Included in purchases for the three and nine months ended September 30, 2014 is $0.2 and $2.0, respectively related to leasehold improvements and similar costs at the Ottawa-based headquarter facilities completed on the Company’s behalf by the Matthews Group. In addition, in connection with the integration of Aastra, in June 2014, the Company terminated a distribution agreement with a company related to the Matthews Group. Costs related to the termination agreement of $0.8 were recorded in special charges and restructuring costs in the second quarter of 2014.

The amounts receivable and payable as a result of all of the above transactions are included in note 7 and note 9, respectively.

11. LONG-TERM DEBT

August 2014 voluntary debt repayment

In August 2014, Mitel made a voluntary prepayment of $25.0 on its term loan. As a result, the Company recorded debt retirement costs of $0.7 in the third quarter of 2014 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

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

Total fees and expenses related to the January 2014 Credit Facilities of $11.0 have been deferred and are being amortized over the term of the credit facilities using the effective interest method when related to the term loan and the straight-line method when related to the revolving facility. Original issue discount of $1.8 has been recorded net against the term loan and is being amortized over the term of the credit facilities using the effective interest method. In addition, the Company expensed $10.0 of unamortized debt issue costs and unamortized original issue discount, $4.2 of prepayment fees relating to the prior credit facilities and $0.5 of other costs relating to the refinancing.

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

Voluntary prepayments are applied against mandatory principal repayments. As a result of the May 2014 and August 2014 voluntary prepayments, the Company estimates that its annual principal repayments due in the next twelve months, including the 2014 annual excess cash flow payment, are expected to be nil. The annual excess cash flow payment may vary significantly from the estimate based on the Company’s operating results and changes in working capital.

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

The January 2014 Credit Facilities contained affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $50.0 of unrestricted cash) to the trailing twelve months Consolidated EBITDA (“Leverage Ratio”), as defined in the credit facilities, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments and (f) limitations on the payment of dividends. The maximum Leverage Ratio applies to the Company for the period ending June 30, 2014 and for all fiscal quarters thereafter until maturity in January 2020, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
June 30, 2014 through March 31, 2015	3.00:1.00
June 30, 2015 through March 31, 2016	2.50:1.00
June 30, 2016 through March 31, 2017	2.25:1.00
June 30, 2017 and thereafter	2.00:1.00

The Company’s Leverage Ratio at September 30, 2014 was 1.6. At September 30, 2014, the Company was in compliance with all applicable covenants included in the January 2014 Credit Facilities.

12. PENSION PLANS

The Company maintains defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans in the U.K., France, Germany and Switzerland. At September 30, 2014, the pension liability was $112.4 (December 31, 2013—$57.3). The increase in the liability was primarily due to the additions of the Germany, France and Switzerland plans ($16.0, $7.4 and $4.9 at September 30, 2014, respectively) as a result of the Aastra acquisition, as described in note 3, as well as an increase in the U.K. pension plan from $57.3 at December 31, 2013 to $82.4 at September 30, 2014 due to an updated pension valuation.

At September 30, 2014, the U.K. pension valuation was updated for actual investment performance and certain changes in assumptions. The increase in the U.K. pension liability was primarily due to an increase in the accrued benefits obligation resulting from a decrease in the discount rate from 4.7% at December 31, 2013 to 4.1% at September 30, 2014, as well as a lower return on assets when compared to the expected return. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

The Company’s net periodic benefit cost was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Defined contribution plans
Contribution expense	$3.5	$0.7	$9.5	$2.8
Defined benefit plans
Current service cost	0.5	—	1.5	—
Interest cost	3.5	2.5	10.1	7.1
Expected return on plan assets	(3.4)	(2.0)	(10.0)	(5.6)
Recognized actuarial loss(1)	0.2	0.3	0.6	1.0

Total periodic benefit cost, net	$4.3	$1.5	$11.7	$5.3

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of the accumulated other comprehensive loss into selling, general and administrative expense.

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

Bid and Performance Related Bonds

The Company enters into bid and performance related bonds related to various customer contracts. Performance related bonds usually have a term of twelve months and bid bonds generally have a much shorter term. Potential payments due under these bonds may be related to the Company’s performance and/or the Company’s resellers’ performance under the applicable contract. The Company must measure and recognize a liability equal to the fair value of bid and performance related bonds involving the performance of the Company’s resellers. At September 30, 2014 and December 31, 2013, the liability recognized in accounts payable and accrued liabilities related to these bid and performance related bonds, based on past experience and management’s best estimate, was not significant. At September 30, 2014, the total maximum potential amount of future payments the Company could be required to make under bid and performance related bonds was $0.4 (December 31, 2013—$0.3).

Letters of Credit and Guarantees

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $4.3 as of September 30, 2014 (December 31, 2013—$1.2). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of September 30, 2014 and December 31, 2013.

14. SHARE CAPITAL

Share Capital

At September 30, 2014 and December 31, 2013, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

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

The number of options (and all other security-based compensation) available for grant under the Company’s 2014 Equity Incentive Plan at September 30, 2014 was 8.4 million (available for grant under the 2006 Equity Incentive Plan at December 31, 2013—2.1 million).

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Nine months ended September 30, 2014		Eight months ended December 31, 2013
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	7.2	$5.10	6.4	$5.15
Granted	1.3	$9.76	1.7	$4.64
Exercised	(1.3)	$4.70	(0.7)	$4.39
Forfeited	(0.1)	$5.09	(0.1)	$4.56
Expired	(0.1)	$4.80	(0.1)	$6.11

Balance, end of period	7.0	$6.03	7.2	$5.10

Number of options exercisable	3.6	$5.81	3.8	$5.37

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	Three months ended September 30, 2014	Three months ended June 30, 2014	Three months ended March 31, 2014	Eight months ended December 31, 2013
Number of options granted	0.2	0.8	0.3	1.7
Risk-free interest rate	1.7%	1.6%	1.5%	1.3%
Dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years	5 years
Weighted average fair value per option	$4.63	$4.70	$4.06	$2.16

Restricted Stock Units (“RSU”)

In April 2014, the Company granted 0.3 million RSU. Mitel’s stock price at date of grant was $10.11 per share. In August 2014, the Company granted 0.4 million additional RSU. Mitel’s stock price at date of grant was $10.44 per share. RSU vest one-quarter annually over 4 years. An RSU, once vested, entitles the holder to a Mitel common share issued out of treasury. RSU are accounted for as equity-settled stock-based compensation and therefore the grant-date fair value of the awards is amortized on a straight-line basis over the vesting period of the award. At September 30, 2014, 0.7 million restricted stock units were outstanding.

15. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	September 30, 2014	December 31, 2013
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At September 30, 2014, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2013—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

16. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding during the period, basic	99.6	53.8	94.1	53.7
Dilutive effect of options	—	—	—	0.2
Dilutive effect of restricted stock units	—	—	—	—
Dilutive effect of warrants	—	—	—	2.5

Weighted average common shares outstanding during the period, diluted	99.6	53.8	94.1	56.4

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three months ended September 30,		Nine months ended September 30,
(Average number outstanding, in millions)	2014	2013	2014	2013
Stock options	1.2	4.3	0.8	4.9

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

(Average number outstanding, in millions)	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014
Stock options	5.2	2.4	5.8
Restricted stock units	0.7	—	0.3
Warrants	2.5	2.5	2.5

Additionally, for the three and nine months ended September 30, 2014, 0.5 million options (three and nine months ended September 30, 2013—0.5 million), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

17. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $31.6 were recorded in the three months ended September 30, 2014. The costs consisted of $24.7 of employee-related charges, $1.0 of facility-related charges and $5.9 of integration-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 200 people, primarily in Europe. Integration-related charges primarily consist of professional fees and incidental costs relating to the integration of Aastra.

Special charges and restructuring costs of $10.9 were recorded in the three months ended June 30, 2014. The costs consisted of $3.9 of employee-related charges, $2.8 of facility-related charges and $4.2 of integration-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 50 people, primarily in North America and Europe. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in Europe. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra.

Special charges and restructuring costs of $13.2 were recorded in the three months ended March 31, 2014, primarily relating to the acquisition and integration of Aastra. The costs consisted of $2.2 of employee-related charges, $1.1 of facility-related charges, $4.9 of integration-related charges as well as $5.0 of acquisition-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 50 people, primarily in North America. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the Aastra acquisition in January 2014.

A description of the provision and the related activities for the eight months ended December 31, 2013 and the years ended April 30, 2013, 2012 and 2011 is included in note 20 to the audited annual consolidated financial statements. At September 30, 2014 the current portion of the provision of $24.6 (December 31, 2013—$4.9) is included in accounts payable and accrued liabilities while the long-term portion is included in other non-current liabilities on the consolidated balance sheets.

The following table summarizes the change in provision during the nine months ended September 30, 2014:

Description	Workforce Reduction	Facility-Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1
Restructuring liabilities acquired relating to the acquisition of Aastra	2.0	0.3	2.3
Charges	2.2	1.1	3.3
Cash payments	(2.3)	(1.0)	(3.3)

Balance of provision as of March 31, 2014	$3.6	$5.8	$9.4

Charges	3.9	2.8	6.7
Cash payments	(4.6)	(0.4)	(5.0)

Balance of provision as of June 30, 2014	$2.9	$8.2	$11.1

Charges	24.7	1.0	25.7
Cash payments	(7.3)	(1.4)	(8.7)

Balance of provision as of September 30, 2014	$20.3	$7.8	$28.1

The following table summarizes the change in provision during the eight months ended December 31, 2013:

Description	Workforce Reduction	Facility-Related, Including Lease Termination Obligations	Total
Balance of provision as of April 30, 2013	$2.3	$6.2	$8.5
Charges	5.3	2.7	8.0
Cash payments	(5.9)	(3.5)	(9.4)

Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1

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

The following table presents the results of operations for the Company’s segments:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Premise segment – product	$173.5	$80.4	$528.0	$257.5
Premise segment – service	68.2	35.9	190.6	118.6
Cloud segment – product	8.8	4.6	21.7	8.9
Cloud segment – non-recurring service	0.2	—	0.6	—
Cloud segment – recurring service	21.7	14.1	61.7	39.7

Total	$272.4	$135.0	$802.6	$424.7

Gross margin
Premise segment – product	$99.1	$55.7	$306.4	$172.2
Premise segment – service	28.5	13.8	75.9	44.4
Cloud segment – product	4.8	2.5	11.7	5.1
Cloud segment – non-recurring service	0.1	—	0.3	—
Cloud segment – recurring service	10.4	6.7	29.8	18.4

Total	$142.9	$78.7	$424.1	$240.1

Geographic information

In conjunction with the reorganization of the business, the Company now reviews revenues by geography as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa;

•	Asia-Pacific, consisting of the continent of Asia and the pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following countries based on location of the customers.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Canada	$8.6	$8.4	$28.6	$25.4
United States	104.9	84.4	314.9	271.1
Rest of Americas	6.2	2.8	17.1	7.6

Americas	119.7	95.6	360.6	304.1

Germany	35.6	0.3	93.7	1.2
U.K.	28.6	26.1	91.0	80.9
Rest of EMEA	79.6	8.0	230.6	25.3

EMEA	143.8	34.4	415.3	107.4

Asia-Pacific	8.9	5.0	26.7	13.2

	$272.4	$135.0	$802.6	$424.7

19. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$16.8	$15.8	$11.4	$26.9
Inventories	(9.0)	1.1	3.0	7.4
Other current assets	(8.4)	(0.9)	(5.4)	(6.3)
Other non-current assets	(0.3)	1.1	0.3	0.2
Accounts payable and accrued liabilities	24.3	(12.3)	31.0	(18.1)
Deferred revenue	(1.0)	1.6	9.0	4.3
Other non-current liabilities	(4.9)	0.8	(7.3)	(2.3)
Change in pension liability	1.8	(0.4)	(1.5)	(1.5)

	$19.3	$6.8	$40.5	$10.6

Other items:
Interest payments	$4.9	$6.0	$14.0	$15.9
Income tax payments	$5.2	$2.7	$16.1	$8.7
Property and equipment additions financed through capital lease	$1.7	$1.5	$4.4	$3.7

Cash and cash equivalents at September 30, 2014 consisted of cash of $118.5 (December 31, 2013—$40.2) and cash equivalents of $1.6 (December 31, 2013—nil).

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

Fair value hedging

The Company has used, and may use in the future, foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables, payables and intercompany balances. Foreign currency contracts used to hedge the fair value of foreign currency receivables, payables and intercompany balances are recorded at fair value, with changes in the fair value recorded as other income (expense) in the consolidated statements of operations. At December 31, 2013, all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. The Company did not have any forward contracts used for fair value hedging outstanding at September 30, 2014.

At December 31, 2013, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to sell Australian dollars, British pounds sterling and Euros at a fixed rate on a notional amount of $21.0 U.S. dollars. In addition, the Company held forward contracts to buy Canadian dollars and British pounds sterling at a fixed rate on a total notional amount of $7.1 U.S. dollars. At December 31, 2013, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for fair value hedging of less than $0.1.

Cash flow hedging

The Company has used, and may use in the future, foreign currency forward contracts to hedge probable future cash flows. Cash flow hedges are assessed for effectiveness at the time of inception and again at each reporting period. Foreign currency forward contracts that are assessed as effective are recorded at fair value at each reporting period, with changes in the fair value recorded through other comprehensive income (loss) in the consolidated statements of operations, net of tax. When foreign currency forward contracts are settled, the unrealized gain or loss is removed from accumulated other comprehensive income (loss) and recorded as an increase or decrease to the hedged transaction.

At September 30, 2014, to hedge probable future cash outflows of Canadian payroll, the Company held forward contracts with durations of up to three months on a notional amount of $14.0 U.S. dollars. At September 30, 2014, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for cash flow hedging of $0.2. For the three and nine months ended September 30, 2013 no forward contracts were used to hedge probable future cash flows.

21. SUBSEQUENT EVENTS

On October 20, 2014, the Company announced that it had made an unsolicited non-binding proposal to the Board of Directors of ShoreTel, Inc. (“ShoreTel”) (NASDAQ:SHOR) on October 2, 2014 to acquire all of the outstanding common shares of ShoreTel for $8.10 per share in cash, representing a total consideration of approximately $540.0. While the Board of Directors of ShoreTel publicly rejected the offer on October 27, 2014, the Company intends to keep the offer open until November 20, 2014. The Company is uncertain whether this offer, or any new or amended offer, will result in the consummation of a transaction with ShoreTel.

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

Significant Events and Recent Developments:

Non-binding proposal to acquire ShoreTel

On October 20, 2014, we announced that we made an unsolicited non-binding proposal to the Board of Directors of ShoreTel, Inc. (“ShoreTel”) (NASDAQ:SHOR) on October 2, 2014 to acquire all of the outstanding common shares of ShoreTel for $8.10 per share in cash, representing a total consideration of approximately $540.0 million. While the Board of Directors of ShoreTel publicly rejected the offer on October 27, 2014, we intend to keep the offer open until November 20, 2014. The Company is uncertain whether this offer, or any new or amended offer, will result in the consummation of a transaction with ShoreTel.

Voluntary prepayments of term loan – August 2014 and May 2014

We made voluntary prepayments on our term loan of $25.0 million in August 2014 and $25.0 million in May 2014.

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

Acquisition of prairieFyre – June 2013

On June 17, 2013, we completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. The acquisition provided us with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. Our net cash cost for the acquisition was $20.0 million for a 100% equity ownership interest in prairieFyre.

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

Operating Results

Total revenues for the three months ended September 30, 2014 were $272.4 million compared to $135.0 million for the three months ended September 30, 2013. The revenue increase was primarily due to the acquisition of Aastra on January 31, 2014, which contributed approximately $134.9 million of revenues. Excluding the acquisition of Aastra, revenue increased by $2.5 million primarily due to continued growth in the cloud segment. Our operating loss for the three months ended September 30, 2014 was $20.4 million compared to operating income of $2.4 million for the three months ended September 30, 2013. The decrease in operating income was largely driven by higher amortization of acquisition-related intangible assets primarily due to the Aastra acquisition as well as higher special charges and restructuring costs incurred as a result of restructuring and integration actions related to the Aastra acquisition, which offset income from the operations of the Aastra business.

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

Selected Consolidated Financial Data

The following tables set forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three months ended September 30,				Change*
	2014		2013
	Amounts	% of Revenue	Amounts	% of Revenue	Amount
	(in millions, except percentages and per share amounts)
Revenues	$272.4		$135.0		$137.4
Cost of revenues	129.5	47.5%	56.3	41.7%	73.2

Gross margin	142.9	52.5%	78.7	58.3%	64.2

Expenses:
Selling, general and administrative	87.4	32.1%	49.2	36.4%	38.2
Research and development	30.3	11.1%	14.2	10.5%	16.1
Special charges and restructuring costs	31.6	11.6%	6.4	4.7%	25.2
Amortization of acquisition-related intangible assets	14.0	5.1%	6.5	4.8%	7.5

	163.3	59.9%	76.3	56.5%	87.0

Operating income (loss)	(20.4)	(7.5)%	2.4	1.8%	(22.8)
Interest expense	(5.2)	(1.9)%	(6.5)	(4.8)%	1.3
Debt retirement costs	(0.7)	(0.3)%	—	—	(0.7)
Other income	2.9	1.1%	—	—	2.9

Loss from operations, before taxes	(23.4)	(8.6)%	(4.1)	(3.0)%	(19.3)
Income tax recovery	18.1	6.6%	2.7	2.0%	15.4

	Three months ended September 30,				Change*
	2014		2013
	Amounts	% of Revenue	Amounts	% of Revenue	Amount
	(in millions, except percentages and per share amounts)
Net loss	$(5.3)	(1.9)%	$(1.4)	(1.0)%	$(3.9)

Adjusted EBITDA, a non-GAAP measure(1)	$34.6	12.7%	$19.2	14.2%	$15.4

* The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisition of Aastra.

Net loss per common share
Net loss per common share—Basic	$(0.05)		$(0.03)
Net loss per common share—Diluted	$(0.05)		$(0.03)
Weighted-average number of common shares outstanding
Basic	99.6		53.8
Diluted	99.6		53.8

	Nine months ended September 30,
	2014		2013		Change*
	Amounts	% of Revenue	Amounts	% of Revenue	Amount
	(in millions, except percentages and per share amounts)
Revenues	$802.6		$424.7		$377.9
Cost of revenues	378.5	47.2%	184.6	43.5%	193.9

Gross margin	424.1	52.8%	240.1	56.5%	184.0

Expenses:
Selling, general and administrative	256.1	31.9%	148.8	35.0%	107.3
Research and development	88.5	11.0%	41.5	9.8%	47.0
Special charges and restructuring costs	55.7	6.9%	10.5	2.5%	45.2
Amortization of acquisition-related intangible assets	39.3	4.9%	17.7	4.2%	21.6

	439.6	54.8%	218.5	51.4%	221.1

Operating income (loss) from continuing operations	(15.5)	(1.9)%	21.6	5.1%	(37.1)
Interest expense	(16.6)	(2.1)%	(18.2)	(4.3)%	1.6
Debt retirement costs	(16.2)	(2.0)%	(2.6)	(0.6)%	(13.6)
Other income (loss)	4.7	0.6%	(0.2)	—	4.9

Income (loss) from operations, before taxes	(43.6)	(5.4)%	0.6	0.1%	(44.2)
Income tax recovery	25.5	3.2%	2.0	0.5%	23.5

Net income (loss) from continuing operations	(18.1)	(2.3)%	2.6	0.6%	(20.7)
Net loss from discontinued operations	—	—	(3.0)	(0.7)%	3.0

Net loss	$(18.1)	(2.3)%	$(0.4)	(0.1)%	$(17.7)

Adjusted EBITDA, a non-GAAP measure(1)	$109.0	13.6%	$63.6	15.0%	$45.4

* The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisition of Aastra.

Net income (loss) per common share—Basic
Net income (loss) per common share from continuing operations	$(0.19)		$0.05
Net loss per common share from discontinued operations	$—		$(0.06)
Net loss per common share	$(0.19)		$(0.01)
Net income (loss) per common share—Diluted
Net income (loss) per common share from continuing operations	$(0.19)		$0.05
Net loss per common share from discontinued operations	$—		$(0.06)

	Nine months ended September 30,
	2014		2013		Change*
	Amounts	% of Revenue	Amounts	% of Revenue	Amount
	(in millions, except percentages and per share amounts)
Net loss per common share	$(0.19)		$(0.01)
Weighted-average number of common shares outstanding
Basic	94.1		53.7
Diluted	94.1		56.4

(1) Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Net loss	$(5.3)	$(1.4)	$(18.1)	$(0.4)
Net loss from discontinued operations	—	—	—	3.0

Net income (loss) from continuing operations	(5.3)	(1.4)	(18.1)	2.6
Adjustments:
Interest expense	5.2	6.5	16.6	18.2
Income tax expense (recovery)	(18.1)	(2.7)	(25.5)	(2.0)
Amortization and depreciation	19.7	9.7	55.5	27.6
Debt retirement costs	0.7	—	16.2	2.6
Foreign exchange loss (gain)	(2.3)	(0.5)	(3.3)	0.5
Special charges and restructuring costs	31.6	6.4	55.7	10.5
Stock-based compensation	1.5	1.2	4.5	3.3
Acquisition accounting for deferred revenue(1)	1.6	—	7.4	—
Other	—	—	—	0.4

Adjusted EBITDA from continuing operations	34.6	19.2	109.0	63.7
Adjusted EBITDA from discontinued operations(2)	—	—	—	(0.1)

Adjusted EBITDA	$34.6	$19.2	$109.0	$63.6

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to the Aastra acquisition was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition. In order to provide investors with financial information that facilitates comparison of results, the Company provides non-GAAP financial measures which exclude the impact of the acquisition accounting adjustments. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to compare reports of financial results of the Company as the revenue reduction related to acquired deferred revenue will not recur when similar software maintenance and service contracts are recorded in future periods.
(2)	The reconciliation from net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the nine months ended September 30, 2013 consists of special charges and restructuring costs of $1.6 million, non-cash impairment of goodwill of $1.9 million and an income tax recovery of $0.6 million.

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

Results of Operations

Revenues

The following tables set forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended September 30,				Change
	2014		2013
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Premise segment – product	$173.5	63.7%	$80.4	59.6%	$93.1	115.8
Premise segment – service	68.2	25.0%	35.9	26.6%	32.3	90.0
Cloud segment – product	8.8	3.2%	4.6	3.4%	4.2	91.3
Cloud segment – non-recurring service	0.2	0.1%	—	—	0.2	*
Cloud segment – recurring service	21.7	8.0%	14.1	10.4%	7.6	53.9

	$272.4	100.0%	$135.0	100.0%	$137.4	101.8

*	The comparison is not meaningful.

	Nine months ended September 30,				Change
	2014		2013
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Premise segment – product	$528.0	65.8%	$257.5	60.6%	$270.5	105.0
Premise segment – service	190.6	23.7%	118.6	27.9%	72.0	60.7
Cloud segment – product	21.7	2.7%	8.9	2.1%	12.8	143.8
Cloud segment – non-recurring service	0.6	0.1%	—	—	0.6	*
Cloud segment – recurring service	61.7	7.7%	39.7	9.4%	22.0	55.4

	$802.6	100.0%	$424.7	100.0%	$377.9	89.0

*	The comparison is not meaningful.

Revenues increased across all segments as a result of the acquisitions made in the last twelve months and, in particular, the acquisition of Aastra in January 2014. In addition, our revenues were favorably impacted by a general strengthening of foreign currencies when compared against the U.S. dollar. In particular, the British pound sterling was stronger against the U.S. dollar by an average of 10.3% in the third quarter of 2014 when compared to the third quarter of 2013 and 8.3% in the first nine months of 2014 when compared to the first nine months of 2013.

Revenue for the three and nine months ended September 30, 2014 includes a reduction in revenue of $1.6 million and $7.4 million, respectively (three and nine months ended September 30, 2013—nil and nil), relating to purchase accounting. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to the Aastra acquisition was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this purchase accounting adjustment has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition. Based on the fair value of deferred revenue recorded in the initial purchase price allocation, we expect that revenue will be adversely affected by a total of $11.3 million over the two years ending December 31, 2015.

Excluding the results of operations from the acquisition of Aastra, Premise segment product revenues increased by $0.2 million, or 0.2%, to $80.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and increased by $1.8 million, or 0.7%, to $259.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increases in revenues for the three and nine months ending September 30, 2014 when compared to the same 2013 periods were due to the favorable impact of changes in foreign exchange rates, which was partially offset by a decrease in revenues due to customers migrating to a cloud recurring model.

Excluding the results of operations from the acquisition of Aastra, Cloud segment product revenues decreased by $0.5 million to $4.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Cloud segment product revenues increased by $4.2 million to $13.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to sales to cloud service providers.

Excluding the results of operations from the acquisition of Aastra, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, Premise segment service revenues decreased by $1.6 million, or 4.5%, to $34.3 million while Cloud segment recurring service revenues increased by $4.5 million, or 31.9%, to $18.6 million. For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, Premise segment service revenues decreased by $11.3 million, or 9.5%, to $107.3 million while Cloud segment recurring service revenues increased by $14.3 million, or 35.9%, to $54.0 million. The decrease in Premise segment service revenues was primarily due to lower legacy services such as hardware maintenance as well as customers transitioning from a premise solution to a cloud solution. The increase in Cloud segment recurring revenues reflects new and existing customer migrating to our cloud solutions.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended September 30,				Change
	2014		2013
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment – product	$99.1	57.1%	$55.7	69.3%	$43.4	(12.2)
Premise segment – service	28.5	41.8%	13.8	38.4%	14.7	3.4
Cloud segment – product	4.8	54.5%	2.5	54.3%	2.3	0.2
Cloud segment – non-recurring service	0.1	50.0%	—	—	0.1	*
Cloud segment – recurring service	10.4	47.9%	6.7	47.5%	3.7	0.4

	$142.9	52.5%	$78.7	58.3%	$64.2	(5.8)

*	The comparison is not meaningful.

	Nine months ended September 30,				Change
	2014		2013
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment – product	$306.4	58.0%	$172.2	66.9%	$134.2	(8.9)
Premise segment – service	75.9	39.8%	44.4	37.4%	31.5	2.4
Cloud segment – product	11.7	53.9%	5.1	57.3%	6.6	(3.4)
Cloud segment – non-recurring service	0.3	50.0%	—	—	0.3	*
Cloud segment – recurring service	29.8	48.3%	18.4	46.3%	11.4	2.0

	$424.1	52.8%	$240.1	56.5%	$184.0	(3.7)

*	The comparison is not meaningful.

In the third quarter of 2014, overall gross margin percentage decreased by an absolute 5.8% to 52.5% compared to 58.3% for the third quarter of 2013 primarily as a result of the acquisition of Aastra, which contributed $60.0 million of gross margin, a gross margin percentage of 44.5%, to the third quarter of 2014. Excluding the effect of the Aastra acquisition, Mitel’s gross margin percentage increased by an absolute 2.0% to 60.3%, primarily due to product mix as well as the acquisition of Oaisys in March 2014.

For the nine months ended September 30, 2014, overall gross margin percentage decreased by an absolute 3.7% to 52.8% compared to 56.5% for the nine months ended September 20, 2013 primarily as a result of the acquisition of Aastra, which contributed $166.0 million of gross margin, a gross margin percentage of 45.0%, to the nine months ended September 30, 2014. Excluding the effect of the Aastra acquisition, Mitel’s gross margin percentage increased by an absolute 3.0% to 59.5%, primarily due to the acquisitions of prairieFyre in June 2013 and Oaisys in March 2014 as well as product mix.

Excluding the effect of the acquisition of Aastra, Premise segment product gross margin percentage increased by an absolute 3.0% to 72.3% for the third quarter of 2014 and increased by an absolute 3.5% to 70.4% for the nine months ended September 30, 2014 when compared to the 2013 periods while Premise segment service gross margin percentage increased by an absolute 1.8% to 40.3% in the third quarter of 2014 and by an absolute 3.4% to 40.8% in the nine months ended September 30, 2014 when compared to the 2013 periods. The increases in Premise segment product and service gross margin percentages were primarily as a result of the acquisitions of prairieFyre in June 2013 and Oaisys in March 2014 as well as cost reductions from restructuring and integration actions taken during the year.

Excluding the effect of the acquisition of Aastra, Cloud segment product gross margin percentage decreased to 48.6% for the third quarter and decreased to 47.6% for the nine months ended September 30, 2014 primarily due to the mix of product sales. Cloud segment recurring service gross margin percentage decreased by an absolute 1.3% to 46.3% in the third quarter of 2014 primarily due to competitive price pressures during the quarter. Cloud segment recurring service gross margin increased by an absolute 0.9% to 47.2% in the first nine months of 2014 when compared to the 2013 period due primarily due to increases in revenues as certain costs of revenues remain fixed.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased to 32.1% of revenues in the third quarter of 2014 from 36.4% in the third quarter of 2013, an increase of $38.2 million in absolute dollars. SG&A expenses decreased to 31.9% of revenues for the nine months ended September 30, 2014 from 35.0% for the nine months ended September 30, 2013, an increase of $107.3 million in absolute dollars. The increase in absolute dollars is primarily due to the acquisitions of Aastra, prairieFyre and Oaisys. Our SG&A expenses for the three and nine months ended September 30, 2014 included $1.5 million and $4.5 million, respectively (three and nine months ended September 30, 2013—$1.2 million and $3.3 million, respectively), of stock-based compensation expense.

Excluding the acquisitions made in the last 12 months, SG&A expenses increased to 39.1% of revenues for the third quarter of 2014 compared to 36.4% in the third quarter of 2013 and increased to 37.1% of revenues for the nine months ended September 30, 2014 compared to 35.0% the nine months ended September 30, 2013, largely due to increased spending on sales growth initiatives, in particular Mitel cloud offerings, as well as increased variable compensation.

Research and Development (“R&D”)

R&D expenses in the third quarter of 2014 increased to 11.1% of revenues compared to 10.5% of revenues for the third quarter of 2013, an increase of $16.1 million in absolute dollars. R&D expenses for the nine months ended September 30, 2014 increased to 11.0% of revenues compared to 9.8% for the nine months ended September 30, 2013, an increase of $47.0 million in absolute dollars. The increase was largely driven by the acquisitions of Aastra, prairieFyre and Oaisys. Excluding acquisitions made in the last 12 months, R&D expenses increased to 10.6% of revenues in the third quarter of 2014 compared to 10.5% of revenues in the third quarter of 2013 and 10.1% of revenues in the nine months ended September 30, 2014 compared to 9.8% of revenues in the nine months ended September 30, 2013. The increases were primarily due to increased spending on contact center initiatives.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

Special charges and restructuring costs of $31.6 million were recorded in the three months ended September 30, 2014. The costs consisted of $24.7 million of employee-related charges, $1.0 million of facility-related charges and $5.9 million of integration-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 200 people, primarily in Europe. Integration-related charges consist primarily of professional fees relating to the integration of the Aastra business.

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

We recorded special charges and restructuring costs of $1.5 million in the first quarter of 2013, $2.6 million in the second quarter of 2013 and $6.4 million in the third quarter of 2013. The charges primarily relate to headcount reductions and additional lease termination obligations as we reduced our cost structure as well as costs relating to merger and acquisition activity.

We expect to incur additional costs in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such costs will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management. We expect to incur approximately $83.0 million of costs relating to the integration of the Aastra business, which we expect to create approximately $75.0 million of annualized synergies. We expect to complete these initiatives in early 2017.

Amortization of acquisition-related intangible assets

In the three and nine months ended September 30, 2014 amortization of acquisition-related intangible assets increased to $14.0 million and $39.3 million, respectively, compared to $6.5 million and $17.7 million, respectively, for the three and nine months ended September 30, 2013. The increase is due primarily to the acquisition of Aastra in January 2014.

Operating Income (Loss) from Continuing Operations

We reported an operating loss of $20.4 million in the third quarter of 2014 compared to operating income of $2.4 million in the third quarter of 2013 and an operating loss of $15.5 million in the nine months ended September 30, 2014 compared to operating income from continuing operations of $21.6 million in the nine months ended September 30, 2013. The operating loss was driven by higher special charges and restructuring costs and higher amortization of acquired intangible assets, which offset higher gross margin from the legacy Mitel business as well income from the operations of Aastra, prairieFyre and Oaisys.

Non-Operating Expenses

Interest Expense

Interest expense was $5.2 million in the third quarter of 2014 compared to $6.5 million in the third quarter 2013 and $16.6 million in the nine months ended September 30, 2014 compared to $18.2 million in the nine months ended September 30, 2013. The decrease in interest expense was due to the refinancing of our credit facilities in conjunction with the acquisition of Aastra in January 2014 as a lower interest rate margin and a lower LIBOR floor on the refinanced debt (4.25% and 1.00%, respectively, at September 30, 2014 compared to 5.75% and 1.25% at September 30, 2013) was partially offset by higher debt levels.

Debt retirement costs

In the third quarter of 2014, we recorded debt retirement costs of $0.7 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million voluntary prepayment of our term loan in August 2014.

In the second quarter of 2014, we recorded debt retirement costs of $0.8 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million voluntary prepayment of our term loan in May 2014.

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

Income tax expense

For the third quarter of 2014, we recorded a net income tax recovery of $18.1 million compared to a recovery of $2.7 million for the third quarter of 2013. For the nine months ended September 30, 2014, we recorded a net income tax recovery of $25.5 million compared to a recovery of $2.0 million for the nine months ended September 30, 2013. The income tax recoveries for the three and nine months ended September 30, 2014 were primarily due to tax recoveries on certain non-recurring items primarily related to the Aastra acquisition. The tax recovery in the third quarter of 2013 was primarily driven by the expected effective tax rate for the year.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the nine months ended September 30, 2013 consists of the operations of DataNet, which was sold in March 2013. Further information on the sale of DataNet can be found under Item 7 of our Annual Report.

Net Income (Loss)

Our net loss for the third quarter of 2014 was $5.3 million compared to a net loss of $1.4 million in the third quarter of 2013. The higher net loss was primarily due to the operating loss, as described above.

Our net loss for the nine months ended September 30, 2014 was $18.1 million compared to a net loss of $0.4 million for the nine months ended September 30, 2013. The higher net loss was primarily due to the operating loss as well as higher debt retirement costs, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss of $23.3 million for the three months ended September 30, 2014 and $53.7 million for nine months ended September 30, 2014 was due to pension liability adjustments for the U.K. pension plan and foreign currency translation adjustments due to the strengthening of the U.S dollar in September 2014. The U.K. pension plan was updated at September 30, 2014 for actual investment performance and certain changes in assumptions. The increase in pension liability and corresponding other comprehensive loss in the three and nine months ended September 30, 2014 was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rate from 4.7% at December 31, 2013 to 4.4% at June 30, 2014 and to 4.1% at September 30, 2014. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Other comprehensive income for the three months ended September 30, 2013 includes $33.1 million recorded in the third quarter of 2013 related to pension liability adjustments as the U.K. pension plan’s valuation was updated for actual investment performance and certain changes in assumptions.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $34.6 million in the third quarter of 2014 compared to $19.2 million in the third quarter of 2013, an increase of $15.4 million. Adjusted EBITDA was $109.0 million for the nine months ended September 30, 2014 compared to $63.6 million for the nine months ended September 30, 2013, an increase of $45.4 million. The increases were driven primarily by Adjusted EBITDA from acquisitions in addition to higher gross margin from the legacy Mitel business.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), see “Selected Consolidated Financial Data—Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three and nine months ended September 30, 2014 and September 30, 2013.

	Three months ended September 30,			Nine months ended September 30,		Change
	2014	2013	Change	2014	2013
		(in millions)
Net cash provided by (used in)
Operating activities	$20.4	$10.0	$10.4	$73.0	$45.0	$28.0
Investing activities	(4.4)	(0.9)	(3.5)	(18.1)	(28.0)	9.9
Financing activities	(24.6)	(1.2)	(23.4)	28.9	(39.9)	68.8
Effect of exchange rate changes on cash and cash equivalents	(5.5)	1.7	(7.2)	(3.9)	(0.1)	(3.8)

Increase (decrease) in cash and cash equivalents	$(14.1)	$9.6	$(23.7)	$79.9	$(23.0)	$102.9

Cash Provided by Operating Activities

Net cash generated from operating activities in the third quarter of 2014 was $20.4 million compared to $10.0 million in the third quarter of 2013. The increase was due to operating cash flow from the acquisition of Aastra as favorable changes to the non-cash operating assets and liabilities were largely offset by increased special charges and restructuring costs.

Net cash generated from operating activities for the nine months ended September 30, 2014 was $73.0 million compared to $45.0 million for the nine months ended September 30, 2013. The increase was due to favorable changes in non-cash operating assets of $40.5 million for the nine months ended September 30, 2014 compared to $10.6 million for the nine months ended September 30, 2013 as well as operating cash flow from the acquisition of Aastra, which was partially offset by increased special charges and restructuring costs.

Cash Used in Investing Activities

Net cash used for investing activities was $4.4 million in the third quarter of 2014 compared to $0.9 million in the third quarter of 2013. The cash used for investing activities for the three months ended September 30, 2014 includes a $2.0 million contingent payment made in July 2014 related to the acquisition of Oaisys.

Net cash used for investing activities was $18.1 million for the nine months ended September 30, 2014 compared to $28.0 million for the nine months ended September 30, 2013. The cash used in investing activities for the nine months ended September 30, 2014 includes $8.2 million for acquisitions consisting of $0.6 million for the January 2014 acquisition of Aastra (cash paid of $80.0 million, net of cash acquired of $79.4 million) and $7.6 million for the March 2014 acquisition of Oaisys (cash paid of $7.9 million net of cash acquired of $0.3 million). Net cash used in investing for the nine months ended September 30, 2013 includes $23.1 million for the June 2013 acquisition of prairieFyre (cash paid of $27.3 million net of cash acquired of $4.2 million).

Cash used in investing activities also includes acquisitions of property, plant and equipment, which increased due to acquisitions.

Cash Used in Financing Activities

Net cash used in financing activities in the third quarter of 2014 was $24.6 million compared to $1.2 million during the third quarter of 2013. Cash used in financing activities in the third quarter of 2014 included a $25.0 million voluntary repayment of our term loan made in August 2014.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $28.9 million compared to cash used in financing activities of $39.9 million for the nine months ended September 30, 2013. Cash provided by financing for the nine months ended September 30, 2014 consists primarily of net proceeds from the January 2014 refinancing, partially offset by the $25.0 million voluntary repayment of our term loan made in August 2014 and the $25.0 million voluntary repayment of our term loan made in May 2014. The proceeds from the new credit facility of $353.2 million were partially offset by repayments of the prior credit facilities of $258.5 million as well as fees and costs related to the refinancing of $15.2 million. The use of cash for the nine months ended September 30, 2013 consisted primarily of a net repayment of long-term debt as a result of the February 2013 refinancing.

Liquidity and Capital Resources

As of September 30, 2014, our liquidity consisted primarily of cash and cash equivalents of $120.1 million and an undrawn $50.0 million revolving facility. At September 30, 2014, we had $304.1 million outstanding under our secured credit facilities, which consists of $355.0 million term loan and a $50.0 million revolving facility. At December 31, 2013 we had $258.5 million outstanding under our then-existing credit facilities consisting of a first lien term loan due 2019 and second lien term loan due 2020.

On January 31, 2014, in conjunction with the acquisition of Aastra, we refinanced our credit facilities. The new credit facilities consist of a $355.0 million term loan and a $50.0 million revolving facility (the “January 2014 Credit Facilities”). Proceeds of $353.2 million (net of original discount of $1.8 million), along with cash on hand, were used to repay the remaining $258.5 million outstanding on the prior credit facilities, the $80.0 million of cash consideration paid for the acquisition of Aastra, as well as fees and expenses in connection with the refinancing and the acquisition of Aastra. In May 2014, we made a $25.0 million voluntary repayment of our term loan. In August 2014 we made an additional $25.0 million voluntary repayment of our term loan.

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

As a result of our operating performance and our assessment of debt market conditions, we may seek to amend our existing credit facility to reduce the variable interest rates on our term loan facility. Any amendment to the term loan facility would be subject to the approval of the holders of our term loan and other conditions. As such, there is no guarantee that we would be able to obtain such an amendment.

The term loan requires quarterly principal repayments of 0.25% of the original outstanding principal. In addition, we are required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the January 2014 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days following the end of the fiscal year. The first annual excess cash flow payment is required be paid within 100 days of December 31, 2014.

Voluntary prepayments are applied against mandatory principal repayments. As a result of the $25.0 million voluntary prepayment in May 2014 and the additional $25.0 million voluntary prepayment in August 2014, we estimate that our annual principal repayments due in the next twelve months, including the 2014 annual excess cash flow payment, will be nil. The annual excess cash flow payment may vary significantly from the estimate based on our operating results and changes in working capital during the remainder of 2014.

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

The January 2014 Credit Facilities contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $50.0 million of unrestricted cash) to the trailing twelve months Consolidated EBITDA (“Leverage Ratio”), as defined in the credit facilities, (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments and (f) limitations on the payment of dividends. The maximum Leverage Ratio applies to the Company for the period ending June 30, 2014 and for all fiscal quarters thereafter until maturity in January 2020, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
June 30, 2014 through March 31, 2015	3.00:1.00
June 30, 2015 through March 31, 2016	2.50:1.00
June 30, 2016 through March 31, 2017	2.25:1.00
June 30, 2017 and thereafter	2.00:1.00

The following table presents our maximum Leverage Ratio and our actual Leverage Ratio:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
June 30, 2014	3.0	1.9
September 30, 2014	3.0	1.6

At September 30, 2014 and December 31, 2013, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At September 30, 2014, the plan had an unfunded pension liability of $82.4 million (December 31, 2013—$57.3 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the 2014 calendar year was determined to be $5.3 million (£3.2 million), and will increase at an annual rate of 3% for the calendar years 2015 and 2016.

As part of the acquisition of Aastra, we assumed certain unfunded pension obligations related to entities in France and Germany. In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. At September 30, 2014, we had unfunded pension liabilities in France and Germany of $7.4 million and $16.0 million, respectively. In addition, as part of the acquisition of Aastra, we assumed a partially funded multiple employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At September 30, 2014, a liability of $4.9 million has been recorded for Mitel’s pro-rata share of the net benefit obligation. Mitel’s pro-rata share of the plan’s assets and projected benefit obligation at the date of acquisition was $98.4 million and $104.1 million, respectively.

We believe we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on restructuring and integration actions, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, market acceptance of our products and the cost and timing of potential acquisitions, including the proposal to acquire ShoreTel. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under our existing credit agreements.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2014:

	Payments Due by Fiscal Year
Contractual Obligations	Last three months of 2014	2015	2016	2017	2018	2019 and beyond	Total
	(in millions)
Long-term debt obligations(1)	$4.0	$15.9	$15.9	$15.9	$15.9	$321.4	$389.0
Capital lease obligations(2)	1.5	5.5	4.4	2.4	0.6	—	14.4
Operating lease obligations(3)	7.8	23.1	19.7	15.4	13.6	27.9	107.5
U.K. defined benefit pension plan contributions(4)	1.3	5.4	5.6	—	—	—	12.3
Other(5)	2.0	3.3	—	—	—	—	5.3

Total	$16.6	$53.2	$45.6	$33.7	$30.1	$349.3	$528.5

(1)	Represents the principal and interest payments on our term loan. Interest on our term loan is based on LIBOR plus 4.25% with LIBOR subject to a 1.00% floor. For the purposes of estimating the variable interest, the greater of the average 3-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.00%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows as an estimate is not practicable.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these obligations range from 5.1% to 9.0%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our defined benefit pension plan in the U.K. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2016 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. In addition, no amounts have been included for pension liabilities in France, Germany or Switzerland. Total cash payments under the defined benefit pension plans in France, Germany and Switzerland for the year-ended December 31, 2014 are expected to be approximately $3.0 million.

(5)	Primarily represents payments under an information technology outsourcing agreement.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $12.5 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At September 30, 2014, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that are not included in our balance sheet, were $67.4 million (December 31, 2013—$87.8 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our audited annual consolidated financial statements included in our Annual Report. The following critical accounting policies have been updated to reflect results to September 30, 2014:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 3.8% of the ending aggregate lease portfolio as of September 30, 2014 compared to 4.0% at December 31, 2013. The reserve is based on a review of our past write-off experience and a review of the accounts receivable aging as of September 30, 2014. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable, the current creditworthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of September 30, 2014 and December 31, 2013, the provision represented 5.5% and 4.8% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first nine months of 2014 are included in note 14 to the unaudited interim consolidated financial statements.

For the three and nine months ended September 30, 2014, stock-based compensation expense was $1.5 million and $4.5 million, respectively (three and nine months ended September 30, 2013—$1.2 million and $3.3 million, respectively). As of September 30, 2014, there was $13.6 million of unrecognized stock-based compensation expense (December 31, 2013—$6.0 million). We expect this cost to be recognized over a weighted average period of 3.3 years (December 31, 2013—2.3 years).

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

Going concern assessment and disclosure requirements

In May 2014, the FASB issued ASU 2014-15 to provide guidance in relation to management’s assessment of an entity’s ability to continue as a going concern and to provide disclosure requirements in certain circumstances. The amendment becomes effective for us in the first quarter of 2016. We do not expect the adoption to have a material impact on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2014, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

The acquisition of Aastra on January 31, 2014, represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting which was completed as of December 31, 2013. Tangible assets of approximately $263.9 million related to the Aastra business were included in Mitel’s consolidated balance sheet at September 30, 2014 and total revenues of approximately $369.0 million and a net loss of approximately $8.6 million were included in the consolidated statement of operations for the nine months ended September 30, 2014 (representing operations of the Aastra business from the acquisition date of January 31, 2014). The Aastra business utilizes separate information and accounting systems and processes. The Company intends to extend its Sarbanes-Oxley Section 404 compliance program to include the Aastra business. However, the Company does not anticipate completing an evaluation and review of Aastra’s internal control over financial reporting by December 31, 2014, the date of management’s next assessment of the Company’s internal control over financial reporting (the “2014 Assessment”). Accordingly, management anticipates excluding the Aastra business from the 2014 Assessment in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission contained in the release captioned Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports Frequently Asked Questions (revised October 6, 2004).

Other than the acquisition of Aastra, there were no significant changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the fiscal period ended December 31, 2013, none of which have materially changed other than described below. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

As described in the “Significant events and recent developments” section above, on October 20, 2014, we announced that we made an unsolicited non-binding proposal to the Board of Directors of ShoreTel on October 2, 2014 to acquire all of the common shares of ShoreTel for $8.10 per share in cash, representing total consideration of approximately $540.0 million. While the Board of Directors of ShoreTel publicly rejected the offer on October 27, 2014, the Company intends to keep the offer open until November 20, 2014. The Company is uncertain whether this offer, or any other new or amended offer, will result in the consummation of a transaction with ShoreTel. Please refer to the risk factor “We have made strategic acquisitions and may make strategic acquisitions in the future. We may not be successful in operating or integrating these acquisitions.” in our Annual Report for a description of the significant risks relating to acquisitions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2014.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and September 30, 2013; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2014 and September 30, 2013; (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and September 30, 2013; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.