Form 10-K
period 2014-12-31
MITEL NETWORKS CORP
filed 2015-02-26
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

350 Legget Drive

Ottawa, Ontario

Canada K2K 2W7

(613) 592-2122

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	NASDAQ Stock Market Toronto Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $718,008,526.

As of February 20, 2015, there were 100,102,716 common shares outstanding.

EXPLANATORY NOTE

Mitel Networks Corporation (the “Company” or “Mitel”) qualifies as a foreign private issuer for purposes of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead of filing annual and periodic reports on forms available for foreign private issuers, the Company is filing this report on Form 10-K (this “Report” or “Annual Report”) and has been filing and expects to continue to file annual and quarterly reports on Form 10-K and Form 10-Q, respectively, and current reports on Form 8-K.

As a Canadian foreign private issuer, the Company prepares and files its management information circulars and related materials in accordance with Canadian corporate and securities law requirements. As the Company’s management information circular is not prepared and filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of this Report from its management information circular. Accordingly, in reliance upon and as permitted by Instruction G(3) to Form 10-K, the Company will be filing an amendment to this Form 10-K (“10-K/A”) containing the Part III information no later than 120 days after the end of the fiscal year covered by this Form 10-K.

All dollar amounts quoted in this Report are provided in the United States dollars, unless otherwise stated. All references to websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

2

MITEL NETWORKS CORPORATION

2014 FORM 10–K ANNUAL REPORT

PART I

Item 1.	Business

Overview

We are a global provider of business communications and collaboration software, services and solutions that address the needs of businesses of any size, from the smallest company to the largest enterprise. Our vision and mission is to become the premier business communications and collaboration company by delivering solutions that enable our customers to communicate, collaborate, and conduct business — anywhere, over any medium, with the device of their choice. With more than four decades of technical innovation and business development, Mitel is an industry and market leader, powering more than two billion business connections every day and generating over $1 billion in annual revenue.

Our solutions are developed specifically to provide the technical sophistication and the simplicity of use that our customers require to run their businesses. We do that by standardizing on common product portfolios where they deliver business value, leveraging next generation technology when it makes sense to do so, and by always ensuring our customers have a path forward. Our software product development approach, including Software as a Service, or SaaS, gives us the flexibility to deploy our solutions either virtually as a cloud or as a hosted service, on a company’s physical premises, or a hybrid of the two. As a result of our internal product development and strategic acquisition activity, Mitel is able to offer customers one of the most comprehensive portfolios of business communications solutions, which is sometimes known as unified communications and collaboration, or UCC, available in the industry, covering digital to Internet Protocol, or IP, to Cloud, and from platforms to applications to end user devices. We also offer cloud-based telephony services and network services in the United States, and in select markets globally.

Our portfolio offers customers the ability to maintain, migrate, or upgrade their business communications systems at their own pace, either as an upfront capital purchase or on a subscription basis. Our products are scalable, flexible, and easy to deploy, manage and use. Our products interoperate with various systems supplied by other vendors, including global market leaders, such as VMware, Microsoft, Salesforce.com and Google, which allows our customers to leverage their existing investments and gives them the flexibility to choose the solutions that best address their individual business needs. We have also designed our software and end user devices to allow access to our solutions from mobile devices, including market leading devices from Apple and devices that run on Google’s Android operating system. We complement our communications products with technical support, professional and managed services for our customers, including our channel partners, which range from planning and design through to implementation and support.

We have invested heavily in the research and development, or R&D, of IP-based SaaS communications to take advantage of the telecommunications industry shift from traditional digital communications systems to the deployment of IP-based cloud and premises communications systems and services. We believe our early and sustained R&D investments have ideally positioned us to capitalize on the industry shift from legacy systems to IP and cloud communications, including UCC. Our investment in R&D has enabled us to produce a global portfolio of over 1,600 patents and pending applications, and provides us with the enhanced knowledge to anticipate market trends and meet the current and future needs of our customers.

With an expanded geographic footprint following the acquisition of Aastra Technologies Limited, or Aastra, in January 2014, Mitel now has an installed base of more than 60 million end-user customers in more than 100 countries. According to industry research firm MZA Ltd., on the basis of combined market share as of December 2014, we are recognized as the leading vendor for business communications extensions (PBX/IP PBX) in Europe, the Middle East and Africa, and the third leading vendor in North America. In addition, with increased adoption of cloud communications, we have continued to build our market position with our cloud portfolio which has an installed base of more than one million users as of December 31, 2014. In 2014, according to Synergy Research Group, Mitel was the worldwide market leader for business cloud communications based on subscribers and seats, with the fastest growing cloud business in the market.

We sell our products primarily through an indirect distribution channel model, addressing the needs of customers worldwide through more than 2,500 channel partners. In addition, Powered by Mitel cloud solutions are increasingly being rebranded and sold through a growing number of national and international telephone service providers globally.

Mitel is structured around three primary geographic markets defined as the Americas, which includes the United States, or U.S., Canada, the Caribbean and Latin America; EMEA, which includes the continent of Europe, the Middle East and Africa; and Asia Pacific, which includes the continent of Asia and the Pacific region, including Australia and New Zealand. The Americas, EMEA and Asia-Pacific represented 44%, 53% and 3% of our revenues, respectively, for the year ended December 31, 2014. We also operate in two business segments, premise and cloud, which represented 90% and 10% of revenues, respectively, for the year ended December 31, 2014. For additional information on geographic areas in which we operate, see Note 22 to the consolidated financial statements.

Segments

Our business is organized into two segments, Premise and Cloud.

Premise

The Premise segment sells and supports products and services for customers that choose to deploy business communications solutions in their physical premises. This includes our premise-based IP and time-division multiplexing, or TDM, telephony platforms, desktop and in-building mobile devices and UCC and contact center applications that are deployed on the customer’s premise. Premise-based sales are typically sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we also offer.

Cloud

The Cloud segment sells and supports products that are deployed in a cloud environment. The Cloud segment is comprised of retail and wholesale offerings. The retail cloud offerings provide hosted cloud and related services directly to the end user. We are typically paid a monthly recurring fee for these services, which include UCC applications, voice and data telecommunications and desktop devices. The wholesale offerings enable service providers to provide a range of hosted communications offerings to their end customers. The offerings include hosted PBX, voice and video calling, SIP Trunking, call center, audio conferencing and video and web collaboration services. The wholesale cloud offerings are also sold to large enterprise customers who run their own data centers in private cloud or hybrid cloud networks with management provided by us, or one of our channel partners. Revenue in wholesale cloud offerings is billed either as monthly recurring fees or as an upfront sale of hardware and software.

Product and Solutions Portfolio

Our product and solutions portfolio is a combination of the traditional Mitel portfolio and the portfolio recently acquired as a result of the acquisition of Aastra. Since the acquisition of Aastra in January 2014, Mitel has taken a balanced yet deliberate approach to portfolio integration to protect our own and our channel partners’ revenue stream while optimizing R&D investments to ensure that we are in a position to offer a compelling path towards new functionality for our customers.

As a result of the Aastra acquisition, Mitel now has an installed base of 60 million end-user customers. This base creates an opportunity to introduce our customers to advanced applications and facilitate their transition to next generation and cloud-based solutions. In addition, we have made a significant investment in the use of open standards allowing many of our products to complement other companies’ solutions, particularly in the cloud market. As of December 31, 2014, we have an installed base of more than one million cloud-based users.

The following are key elements to our Product and Solutions portfolio strategy:

•	Best Path to Cloud Communications: We offer two primary paths to cloud-based solutions. For enterprise customers, the primary path is typically an evolution of the customer’s familiar premise-based solution to a cloud version complete with self-service management and typical cloud commercial terms. For Small and Medium Businesses, or SMBs, the path is more typically a transition to high density multi-tenanted solutions where service providers generally need to amortize start-up costs across fewer users and thus customer acquisition costs become key to channel profitability and competitiveness;

•	Common Applications: Our strategy is to offer a common set of applications simplifying the training and certification requirements of our channel partners, while broadening the choice for customers as their businesses and information technology, or IT, requirements evolve. Common applications allow us to maximize our R&D investment by applying a broader set of resources to realize certain synergies;

•	Common Desktop and Mobile Portfolio: The desktop and mobile devices attached to our suite of platform products are one of the more significant investments made by our customers and channel partners. By migrating to a common phones portfolio, we not only gain R&D and operational efficiency but our customers and channel partners are able to preserve the investment regardless of their choice of platform or cloud versus premise deployment they make;

•	Evolutionary Platform Migration: Our enterprise customers and channel partners have made significant investments in their communications infrastructure. By capitalizing on virtualization and modern management software technology, we are able to offer our customers a seamless transition from appliance-based implementations to virtualized data center implementations and ultimately to cloud-based deployments. We believe this minimizes business disruption, the need for retraining customers and channel partners and short term capital investment, thus simplifying the sales and customer decision processes; and

•	Open Standards: As the industry moves towards cloud-based deployments, there is an increased opportunity to integrate cloud services and open standards. Open interfaces are an important component of making this happen. We have made use of these open standards to enable some of our products to work on other companies’ solutions. For example, our IP phones are certified to work on soft switches, such as Broadsoft and Metaswitch, as well as enterprise products such as Microsoft Lync. Similarly, our IP DECT in-building mobile solution, operator consoles and contact center products have been adapted to these environments. Finally, we have created open interfaces and applications, which allow us, and our customers and partners to integrate our products into environments such as Salesforce.com, Google and Microsoft.

Enterprise Communications Infrastructure

IP Telephony Platforms

Our IP telephony software, which provides the foundation for our integrated communications solutions, can be deployed on a customer’s premises, hosted by us or our partners, in a private or public cloud implementation, or a hybrid of the two. To efficiently address specific markets, taking into account business size, operations, infrastructure, deployment and price, our IP telephony software can be deployed on virtualized data center infrastructure, industry standard servers or on functionally optimized appliances. Our IP telephony also includes support for mobile integration and certain embedded applications such as unified messaging. Mitel’s global IP telephony products include:

•	MiVoice MX-One: Targeting the large enterprise market and scaling to over one million users, this product is sold globally, supporting both cloud and premise implementations. It also has the ability to efficiently migrate our substantial installed base of MX-One and MD110 PBXs to the application-rich IP environment and cloud implementations;

•	MiVoice Business: Targeting the mid-market, this product is sold globally supporting both cloud and premise implementations. It is also the basis for the MiCloud solutions which offers both public and private cloud services to the U.S. and other select countries; and

•	MiVoice Office 400: Targeting the SMB market, this product is sold globally outside of the U.S. and Canada. It offers a simple to deploy solution for the SMB market including support for mobile and DECT products as well as integrated applications such as contact center and unified messaging. MiVoice Office 400 addresses both IP and traditional communications needs through an IP-centric hybrid architecture, which allows us to leverage existing customer infrastructure.

Mitel’s regional IP telephony products include:

•

MiVoice Office 250: Targeting the SMB market, this product is regionally optimized for the needs of the U.S., Canada and United Kingdom, or U.K., markets, which tend to have different business requirements in the SMB market from the rest of the world. MiVoice Office 250 addresses both IP and traditional communication needs through an IP-centric hybrid architecture, which allows us to leverage existing customer infrastructure; and

•	MiVoice 5000: Targeting the mid-market and large enterprise market with a regional focus on France and certain other Western European countries. MiVoice 5000 supports both cloud and premise implementations and has the ability to efficiently migrate the substantial installed base of 5000 and NeXspan.

Phones

Mitel’s desktop phones include a broad range of IP and digital phones, specialty desktop devices, and peripherals, which are recognized in the industry for ease of use, feature set, and style. Our IP phones are designed to work across our IP telephony software and appliances as well as other popular IP based solutions and soft-switches. Our mid-range and premium IP phones have large, high-quality graphical displays which enable easy access to a variety of business applications and web content.

We offer a variety of specialty desktop devices, including IP operator consoles and video and audio conference units, and peripherals that augment our desktop devices. These peripherals include cordless handsets and headsets, receptionist key modules and other modules such as Bluetooth and local phone line integration that enable local enhanced 9-1-1 calling for remote workers.

We also offer a broad portfolio for in-building wireless solutions based on DECT technology which also includes special middleware applications to integrate into business system such as hospital alarm and alerting systems. In addition, we partner with industry-leading vendors to provide other specialized devices, such as Wi-Fi wireless phones and private cellular solutions.

UCC Applications

We are an industry leader of the UCC evolution in the business communications market. UCC combines multiple IT capabilities, enabling an efficient approach to communicating and improving how individuals, groups and organizations conduct business. Mitel offers a broad range of UCC applications that can be deployed in a variety of ways. Our UCC suite of applications work across our MiVoice Business and MiVoice Office solutions and can be deployed on industry standard servers in data centers. Our UCC applications include:

•	Unified and Collaborative Communications: A single-user interface to access all unified communications capabilities, including desktop, web and mobile phone, with features that include soft phone capabilities, instant messaging and presence;

•	Mobility and Convergence: Extends business communications capabilities to mobile devices, improving the ability of employees to connect with the office and be productive;

•	Contact Center: Advanced multi-media capable applications for the operation and management of contact centers;

•	Unified Messaging: Unified multi-media messaging, including email, voicemail and fax, with integration into messaging products such as Microsoft Exchange, Gmail and IBM Lotus Notes;

•	Audio, Video & Web Conferencing: Collaboration and conferencing tools for users including audio and video conferencing, webcasting and document sharing;

•	Speech Auto Attendant: Automated attendant allowing incoming callers to select departments and reach employees by speaking their names;

•	Teleworker Solution: Simple and secure telephone operation and communications for remote and home-based users over the Internet;

•	Business Reporter: Easy to use business analytics of communications system usage; and

•	Cloud Portal and Provisioning: A simple way for service providers to deploy Mitel-based cloud solutions. Open Interfaces are also provided to facilitate integration into service providers’ existing operational and business support systems.

Service Offerings

Mitel offers a comprehensive portfolio of support, professional and managed services to its customers and channel partners. We help maximize the value of our solutions for our customers based on their particular financial and operational needs. Our services include:

•	Lifecycle Management: This includes project management, installation, training, maintenance, remote monitoring, professional services, consulting and integration services;

•	Support Services : This includes software maintenance, hardware maintenance and repair services;

•	Managed Service Solutions: Our managed service solutions are offered in specific countries, with benefits such as a guaranteed renewal option, risk of loss coverage, fixed migration pricing, and upgrade and expansion flexibility. This includes our comprehensive package of managed services in the U.S. branded as the TotalSolution® program;

•	Lease Financing: We provide financing of our managed service solutions;

•	Mobile Solutions: We provide business-class 3G and 4G wireless voice, text and Internet services on a nationwide network within the United States; and

•	Voice and Data: This includes our Competitive Local Exchange Carrier, or CLEC, which provides businesses with voice and data communication services in all 50 U.S. states.

Cloud Communications Service, or “MiCloud”

MiCloud is a comprehensive family of cloud communications services that delivers complete business communications requirements for a monthly subscription fee, eliminating the need for organizations to buy and maintain a phone system on their premises. It is available in three variants: MiCloud Office, MiCloud Business and MiCloud Enterprise. MiCloud Office is targeted to organizations with one or more employees. MiCloud Business is optimized for organizations with ten or more employees, while MiCloud Enterprise is designed for businesses with over 250 employees. All of these solutions deliver cloud-based UCC solutions using our single UCC software stream. MiCloud provides rich enterprise-class features and reliability required by business customers with the flexibility to add and change users as changing business requirements dictate. The solution’s features are easy to use and enable organizations to take advantage of a range of productivity enhancing features. MiCloud Office enables service providers to create highly optimized service offerings with rich mobile integration, targeting the small business market. MiCloud Business and MiCloud Enterprise are sold directly by us in the U.S. and through our channel partners globally. Clearspan, a MiCloud Enterprise offer, is a Mitel cloud service that has been optimized for the very large institutional enterprises and scaled specifically for very large organizations.

Partnerships

One important result of the evolution of integrated communications and cloud solutions is the simplicity with which products and services, from a variety of sources, can be easily integrated to provide a better solution for customers. By partnering with others, Mitel can concentrate on its core areas of expertise while leveraging the capabilities of its channel partners for the benefit of its customers. We have four key types of technology partnerships: strategic alliances, operational partners, affiliates and solution alliances.

•	Strategic Alliances: The alliances are generally with leaders in adjacent markets or complementary technologies which, when combined with our products and services, create beneficial solutions for our customers. ;

•	Operational Partners: These relationships allow us to leverage the capabilities of our operational partners in order to optimize operational expenses. These include external developers, contract manufacturers, integrators, consultants and professional services;

•	Affiliate Program: Our relationship with Wesley Clover International Corporation, or Wesley Clover, a company controlled by Dr. Terence H. Matthews, the chairman of Mitel’s Board of Directors, allows us to benefit from early investment in complementary emerging technologies by Wesley Clover and its subsidiaries; and

•	Mitel Solutions Alliance Partners: Our large number of solution alliance partners offer complementary solutions and expertise in areas that are not core to our business, many of which are integrated into our own applications.

In addition, within our Cloud segments, we employ the following key partnerships:

•	Strategic Alliances: These alliances are generally with leaders in adjacent markets or complementary technologies which, when combined with our products and services, create beneficial solutions for our customers. Our strategic partners within this segment include AT&T Inc., Level 3 Communications, Inc. and Verizon Communications Inc.;

•	Operational Partners: These relationships allow us to leverage the capabilities of our operational partners to optimize our service delivery and support network. These include vendors such as IDI Billing Solutions and OSG Billing Services; and

•	Complementary Solutions Partners: We have a large number of other partners who offer complementary solutions and expertise in areas that are not core to our business, many of which are integrated into our solutions.

Customers

Our IP-based appliances support the communications needs of over 60 million users in more than 100 countries. With increased adoption of cloud computing, we have continued to build our market position with our cloud-based solutions which have an installed base of more than one million cloud users globally. No single customer accounted for more than 10% of our revenues in fiscal 2014. Our broad customer base reflects strength in the SMB market as well as continued penetration among enterprises.

We have also developed a comprehensive understanding of certain vertical markets such as hospitality, education, government, healthcare, and retail. Our solutions can be tailored to meet the business communications needs of these and other vertical markets.

Sales and Marketing

We primarily have an indirect distribution channel, which addresses the needs of our customers in more than 100 countries through our channel partners worldwide.

We believe our extensive channel partner network combined with our corporate and regional support allows us to scale our business for volume and sell our solutions globally, resulting in an efficient cost of sale model. We recruit our channel partners with a focus on expanding market coverage and securing the skills needed to successfully sell, implement and support our communications solutions.

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

Our channel strategy includes a direct touch sales organization to identify new business opportunities for our channel partners. Under this model, direct touch representatives work with end customers to develop a solution, which we then deliver to our channel partners for fulfillment. In addition there are opportunities for our North American channel partners to augment their service revenues by joining the Mitel Authorized Partner Services Program, which allows Mitel service requests to be contracted directly through our authorized partners. Finally, in order to support channel partners in introducing new technology or solution opportunities (such as data center virtualization), we make our suite of professional services offerings available so that we may provide skilled resources to support our partners in new focus areas.

Our marketing strategy is structured to deliver programs that enhance our brand and drive demand. Primary emphasis is on positioning Mitel as a cloud-based solutions provider, with increased focus and investments around digital marketing designed to increase our brand relevance and visibility to customers. Global channel marketing programs enable and help drive demand for more than 2,500 of our channel partners world-wide.

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

We primarily use high-volume contract manufacturers and component suppliers. We require our component suppliers to make information visible so that we can assess their performance for technical innovation, financial strength, quality, support and operational effectiveness. Our primary contract manufacturers are Flextronics International Ltd. and Pegatron Corporation, with whom we have held manufacturing relationships since 2006 and 2012, respectively. Following the acquisition of Aastra in January, 2014, we also began to utilize a number of smaller contract manufacturers. In late 2014, and as part of our integration of the Aastra business, we initiated a review of all our contract manufacturing partners to assess opportunities to further consolidate our out-sourced manufacturing business. This assessment is expected to be completed during the first half of calendar 2015. We do not have any long-term purchase commitments with any of our contract manufacturers.

In order to maintain our continuity of supply and reduce supply chain barriers, our strategy for several years has been to design our products for manufacturing portability and by procuring our high volume products from a number of contract manufacturers. We implement portable designs by limiting the use of custom and sole source components and adhering to industry standard Design For Manufacture and Design For Test guidelines. We are currently taking steps to apply the same management model to our expanded product portfolio resulting from the acquisition of Aastra.

We manage our own product distribution facilities either directly or through the use of third-party logistics management specialists, and, in some regions, wholesale distributors, all of which are managed by our logistics team. This is implemented with geographically diverse points of distribution, with our principal facilities being in the United States, Canada, the United Kingdom, France, Germany, the Netherlands, Sweden and Switzerland.

Research and Development

Our history of success in software-based communications solutions has provided us with the foundation for continued innovation in both premise and cloud-based Unified Communications and Contact Center solutions. We work to continuously improve our R&D efforts through operational measurement, adoption of best practices, effective partnerships and investment in our people.

We have a global R&D workforce located predominately in North America and Europe. At December 31, 2014, we had approximately 700 employees working in our R&D department. Please see Item 6, “Selected

Financial Data”, of Part II in this Annual Report for the amount spent during each of the last five fiscal years on R&D activities determined in accordance with U.S. generally accepted accounting principles, or GAAP.

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

In some cases, we have obtained non-exclusive licenses from third parties to use, integrate and distribute with our products certain packaged software, as well as customized software. This third-party software is either integrated into our own software applications or sold as separate self-contained applications, such as voicemail or unified messaging. The majority of the software that we license is packaged software that is made generally available and has not been customized for our specific purpose. If any of our third-party licenses were to terminate, our options would be to either license a functionally-equivalent software application or develop the functionally-equivalent software application ourselves.

We have also entered into a number of non-exclusive license agreements with third parties to use, integrate and distribute certain operating systems, digital signal processors and semiconductor components as part of our communications platforms. If any of these third-party licenses were to terminate, we would need to license functionally-equivalent technology from another supplier.

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

Employees

At December 31, 2014, we had 3,258 employees globally. We believe that our future success depends, in large part, on our ability to attract, retain and motivate highly skilled managerial, professional and technical employees. Our compensation programs include opportunities for regular annual salary reviews, profit sharing, bonuses and stock-based compensation. We continue to actively recruit skilled employees and we believe that relations with our employees are generally positive.

Competition

Competition for the Premise segment is primarily from two groups of vendors: traditional IP communications vendors, and software vendors who are adding communications and collaboration solutions to their offerings.

We compete against many traditional IP communications vendors, including and in particular Alcatel-Lucent S.A., Avaya Inc., Cisco Systems, Inc., Grandstream Networks, Inc., NEC Corporation, Panasonic Corporation, Polycom, Inc., ShoreTel, Inc., Snom Technology AG, Toshiba Corporation, Uniden Corporation, Unify Inc., VTech Technologies Canada Ltd. and Yealink Inc.

We also compete with software vendors who, in recent years, have expanded their offerings to address the UCC market. This group of competitors includes Microsoft Corporation and Google Inc. Competitors for the cloud segment include hosted and cloud services providers such as Avaya Inc., Broadsoft, Inc., Cisco Systems, Inc., 8X8, Inc., J2 Global, Inc., Ring Central Inc., Sprint Nextel Corporation, ShoreTel, Inc., Unify Inc., Verizon Communications Inc., Vonage, Inc., West IP Communications, Inc., and XO Holdings, Inc. and other hosted PBX providers. In our wholesale cloud offerings we also face competition from AT&T, Inc., CBeyond Inc., U.S. Telepacific Corp., Verizon Communications Inc., XO Holdings, Inc. and other communications service providers.

In addition, because the market for our products is subject to rapid technological change as the market evolves, we may face competition in the future from companies that do not currently compete in our markets, including companies that currently compete in other sectors of information technology, communications and software industries.

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

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate”, “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: the company’s ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; general global economic instability, political unrest and related sanctions; our plans and objectives for future operations; our industry; the costs of operating as a public company; our R&D expenditures; our ability to successfully integrate acquisitions and realize certain synergies; our business strategies and our ability to successfully implement and achieve them successfully; intense competition; our reliance on channel partners for a significant component of our sales; and our dependence upon a small number of outside contract manufacturers to manufacture our products. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

These statements reflect our current views with respect to future events and are based on assumptions and factors and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made certain assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report, as a result of various factors, including the risks and uncertainties discussed below.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Risks Relating to our Business

Our quarterly and annual revenues and operating results have historically fluctuated and the results of one period may not provide a reliable indicator of our future performance.

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

Each year, we review and update our strategic operating plan, which provides a road map for implementing our business strategy for the next three years. Allocation of resources, investment decisions, product life cycles, process improvements, strategic alliances and acquisitions are based on this plan. In developing the strategic plan, we make certain assumptions including, but not limited to, those related to the market environment, customer demand, evolving technologies, competition, market consolidation, the global economy and our overall strategic operating plan for the upcoming fiscal year. If we do not successfully execute on our strategic operating plan, or if actual results vary significantly from our assumptions, our business could be adversely impacted. Potential adverse impacts include, but are not limited to, investments made in research and development that do not develop into commercially successful products, lower revenues due to our sales focus not being aligned with customer demand or an inability to compete effectively against competitors, operating inefficiencies, or unsuccessful strategic alliances or acquisitions.

We have made strategic acquisitions and may make strategic acquisitions in the future. We may not be successful in operating or integrating these acquisitions.

As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer complementary or adjacent products, services and technologies. Strategic acquisitions or investments could materially adversely affect our operating results and the price of our common shares. Strategic acquisitions and investments involve significant risks and uncertainties, including:

•	unanticipated costs and liabilities;

•	difficulties in integrating new products, software, businesses, operations and technology infrastructure in an efficient and effective manner, including the integration of businesses where a portion or all of the business is in an adjacent industry;

•	difficulties in maintaining customer relations;

•	the potential loss of key employees of the acquired businesses;

•	the diversion of the attention of our senior management from the operation of our daily business;

•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition purchase price being paid in cash;

•	the potential significant increase of our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	the potential issuance of securities that would dilute our shareholders’ percentage ownership;

•	the potential to incur restructuring and other related expenses, including significant transaction costs that may be incurred regardless of whether a potential strategic acquisition or investment is completed; and

•	the inability to maintain uniform standards, controls, policies and procedures.

Our inability to successfully operate and integrate newly acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins and expenses.

Our operating results may be adversely affected by unfavorable economic and market conditions in key markets, particularly the United States, Germany, the United Kingdom, France, Switzerland, Sweden, and elsewhere in Europe.

Challenging economic conditions worldwide, particularly in the United States and in Europe, have, from time to time, contributed, and may continue to contribute, to slowdowns in the communications industry at large, as well as in specific segments and markets in which we operate, resulting in, but not limited to:

•	reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers;

•	increased price competition for our products;

•	risk of excess and obsolete inventories;

•	risk of supply constraints;

•	risk of manufacturing capacity;

•	higher overhead costs as a percentage of revenue; and

•	higher interest expense.

The global macroeconomic environment and recovery from the downturn has been challenging and inconsistent. Instability in the global credit markets, global central bank monetary policy, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets remain uncertain, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

Our financial results may be affected by fluctuations in exchange rates and our current currency hedging strategy may not be sufficient to counter such fluctuations.

Our financial statements are presented in U.S. dollars while a significant portion of our revenue is earned, and a substantial portion of our operating expenses are payable, in currencies other than the U.S. dollar, in particular the Euro, British pound sterling, Canadian dollar, Swedish krona, Australian dollar and Swiss franc. Due to the substantial volatility of currency exchange rates, exchange rate fluctuations may have an adverse impact on our future revenues or expenses presented in our financial statements.

We use financial instruments, principally forward foreign currency contracts, to partially mitigate our foreign currency exposure. These contracts generally require us to purchase or sell certain foreign currencies with or for U.S. dollars at contracted rates. These financial instruments only partially mitigate our foreign currency exposure, leaving a significant portion of our revenues and operating expenses subject to exchange rate fluctuations. As a result, foreign currency fluctuations may have an adverse impact on our future revenues, operating expenses and results of operations. In addition, we may be exposed to credit loss in the event of non-performance by the counterparties of the financial instruments.

We expect gross margin percentage to vary over time, and our level of product gross margin may not be sustainable.

Our gross margin percentage has historically fluctuated, primarily as the result of acquisitions, changes in product mix, changes in production costs and price competition. Our current gross margin percentage may not be sustainable and our gross margin percentage may decrease. A decrease in gross margin percentage can be the result of numerous factors, including:

•	acquisitions with a lower gross margin percentage than Mitel;

•	changes in customer, geographic, or product mix, including mix of configurations within each product group;

•	introduction of new products, including products with price-performance advantages;

•	our ability to reduce production costs;

•	entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development;

•	additional sales discounts;

•	increases in material, labor or other manufacturing-related costs, which could be significant particularly during periods of supply constraints;

•	excess inventory and inventory holding charges;

•	obsolescence charges;

•	changes in shipment volume;

•	the timing of revenue recognition and revenue deferrals;

•	increased cost, loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of contract manufacturers or suppliers deteriorates;

•	lower than expected benefits from value engineering;

•	increased price competition;

•	changes in distribution channels;

•	increased warranty costs; and

•	overall execution of our strategy and operating plans.

If any of these factors, or other factors unknown to us at this time, occur, then it could have a negative impact on our gross margin percentage and could lead to a material adverse effect on our business, financial condition and results of operations.

We rely on our channel partners (which includes our wholesale distribution channel) for a significant component of our sales and so disruptions to, or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it, could have a material adverse effect on our ability to generate revenues.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of channel partners. A substantial portion of our revenues is derived through and dependent upon our channel partners, most of which also sell our competitors’ products. In addition, many potential channel partners have established relationships with our competitors and may not be willing to invest the time and resources required to train their staff to effectively market our solutions and services. The loss of, or reduction in, sales to these channel partners could materially reduce our revenues. Our competitors may in some cases be effective in causing our channel partners or potential channel partners to favor their products or prevent or reduce sales of our solutions. If we fail to maintain relationships with these channel partners, fail to develop new relationships with channel partners in new markets or expand the number of channel partners in existing markets, fail to manage, train or provide appropriate incentives to existing channel partners or if these channel partners are not successful in their sales efforts, sales of our solutions may decrease and our operating results would suffer.

We face intense competition from many competitors and we may not be able to compete effectively against these competitors.

The market for our solutions is highly competitive. We compete against many companies, including and in particular, in the case of the Premise segment, Alcatel-Lucent S.A., Avaya Inc., Cisco Systems, Inc., Grandstream Networks, Inc., NEC Corporation, Panasonic Corporation, Polycom, Inc., ShoreTel, Inc., Snom Technology AG, Toshiba Corporation, Uniden Corporation, Unify Inc., VTech Technologies Canada Ltd. and Yealink Inc., and, in the case of the Cloud segment, Avaya Inc., Broadsoft, Inc., Cisco Systems, Inc., 8X8, Inc., J2 Global, Inc., Ring Central Inc., Sprint Nextel Corporation, ShoreTel, Inc., Unify Inc., Verizon Communications Inc., Vonage, Inc., West IP Communications, Inc. and XO Holdings, Inc. In addition, because the market for our solutions is subject to rapidly changing technologies, we may face competition in the future from companies that do not currently compete in our business communications market, including companies that currently compete in other sectors of the information technology, communications or software industries, such as Google Inc., mobile communications companies or communications companies that serve residential customers, rather than business customers.

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

Competition from existing and potential market entrants may take many forms. Our products must interface with customer software, equipment and systems in their networks, each of which may have different specifications. To the extent our competitors supply network software, equipment or systems to our customers, it is possible these competitors could design their technologies to be closed or proprietary systems that are incompatible with our products or work less effectively with our products than their own. As a result, customers would have an incentive to purchase products that are compatible with the products and technologies of our competitors over our products. A lack of interoperability may result in significant redesign costs, and harm relations with our customers. If our products do not interoperate with our customers’ networks, installations could be delayed or orders for our products could be cancelled, which would result in losses of revenues and customers that could significantly harm our business. In addition, our competitors may provide large bundled offerings that incorporate applications and products similar to those that we offer. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share, we may be required to lower our prices or offer other favorable terms to compete effectively, which would reduce our revenues and gross margins and could adversely affect our operating results and financial condition.

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

We have made a significant investment in developing our IP-based communications solutions and transitioning our distribution channels to take advantage of the industry’s shift from legacy systems to IP-based communications solutions and from premise-based to cloud-based solutions. The market is evolving rapidly and is characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for and market acceptance of products and services is uncertain. If the market fails to develop, develops more slowly than we anticipate or develops in a manner different than we expect, our solutions could fail to achieve market acceptance, which in turn could significantly harm our business.

Moreover, as market-usage grows, the infrastructure used to support these services, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. Even if the market becomes more widespread in the future, our solutions may not attain broad market acceptance. The adoption of solutions in this market on both desktop computers and mobile devices at a rate faster than we currently anticipate may lead to a decline in the utilization of distinct IP and digital devices and a reduction in our desktop device revenues. In addition, the evolution towards virtualized, cloud-based and hosted UCC may occur faster and more extensively than currently anticipated, which may adversely impact the sale of our non-hosted communications solutions.

We are dependent on our customers’ decisions to deploy IP telephony solutions.

Our business remains dependent on customer decisions to migrate their legacy telephony infrastructure to IP telephony and other advanced service delivery methods, including cloud computing. While these investment decisions are often driven by macroeconomic factors, customers may also delay adoption of IP telephony due to a range of other factors, including prioritization of other IT projects, and weighing the costs and benefits of deploying new infrastructures and devices. IP telephony adoption among new and additional IP telephony customers may not grow at the rates we currently anticipate.

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

We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets or other proprietary information of their former employers.

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

As at December 31, 2014, we had $304.1 million outstanding on the term loan under our senior secured credit facility. The senior secured credit facility consists of the term loan, which matures in January 2020 and a $50.0 million undrawn revolving facility, which matures in January 2019. The credit agreement relating to this loan and the revolving credit facility have customary default clauses. In the event we were to default on this credit agreement, and were unable to cure or obtain a waiver of default, the repayment of our debt owing under this credit agreement may be accelerated. If acceleration were to occur, we would be required to secure alternative sources of equity or debt financing to be able to repay the debt. Alternative financing may not be available on terms satisfactory to us, or at all. New debt financing may require the cooperation and agreement of our existing lenders. If acceptable alternative financing were unavailable, we would have to consider alternatives to fund the repayment of the debt, including the sale of part or all of the business, which sale may occur at a distressed price.

Our working capital requirements and cash flows are subject to fluctuation which could have an adverse effect on us.

Our working capital requirements and cash flows have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on a number of factors. If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected. For example, if we are unable to effectively manage fluctuations in our cash flows, we may be unable to make required interest payments on our indebtedness. Factors which could result in cash flow fluctuations include:

•	the level of sales and the related margins on those sales;

•	the timing of, and amount paid for, acquisitions;

•	the collection of receivables;

•	the timing and volume of sales of leases to third-party funding sources and the timing and volume of any repurchase obligations in respect of such sales;

•	the timing and size of capital expenditures;

•	the timing and size of purchase of inventory and related components;

•	the timing of payment on payables and accrued liabilities;

•	the effect of foreign exchange rate fluctuations on foreign currency cash flows;

•	costs associated with potential restructuring actions; and

•	customer financing obligations.

If any of these aforementioned factors were to occur, our cash flow could be negatively impacted and have a material adverse effect on our liquidity position and financial condition.

Because we depend upon a small number of outside contract manufacturers, our operations could be delayed or interrupted if we encounter problems with these contractors.

We do not have any internal manufacturing capabilities, and we rely upon a limited number of contract manufacturers. Our ability to ship products to our customers could be delayed or interrupted as a result of a variety of factors relating to our contract manufacturers, including:

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

We are also exposed to risks relating to the financial viability of our contract manufacturers as a result of business and industry risks that affect those manufacturers. In order to finance their businesses during economic downturns or otherwise, our contract manufacturers may need to secure additional sources of equity or debt financing. Such funding may not be available on terms satisfactory to them, or at all, which could result in a material disruption to our production requirements.

If any of our contract manufacturers are unable or unwilling to continue manufacturing our products in required volumes and quality levels, we will have to identify, qualify, select and implement acceptable alternative manufacturers, which would likely be time consuming and costly. In particular, certain contract manufacturers are sole manufacturing sources for certain of our products. A failure of our contract manufacturers to satisfy our manufacturing needs on a timely basis, as a result of the factors described above or otherwise, could result in a material disruption to our business until another manufacturer is identified and able to produce the same products, which could take a substantial amount of time, during which our results of operations, financial condition and reputation among our customers and within our industry could be materially and adversely affected. In addition, alternate sources may not be available to us or may not be in a position to satisfy our production requirements on a timely basis or at commercially reasonable prices and quality. Therefore, any significant interruption in manufacturing could result in us being unable to deliver the affected products to meet our customer orders.

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

As at December 31, 2014, our balance sheet contained a $32.1 million valuation allowance against deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Future losses or reduced estimates of future income may result in an increase to the partial valuation allowance or even a full valuation allowance on our deferred tax assets in future periods, which would negatively impact our results. See “Management’s Discussion and Analysis — Critical Accounting Policies — Income Taxes”.

Transfer pricing rules may adversely affect our income tax expense.

We conduct business operations in various jurisdictions and through legal entities in Canada, the United States, throughout Europe and elsewhere. We and certain of our subsidiaries provide solutions and services to, and undertake certain significant transactions with, other subsidiaries in different jurisdictions. The tax laws of many of these jurisdictions have detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles. Contemporaneous documentation must exist to support this pricing. The taxation authorities in the jurisdictions where we carry on business could challenge our transfer pricing policies. International transfer pricing is an area of taxation that depends heavily on the underlying facts and circumstances and generally involves a significant degree of judgment. If any of these taxation authorities are successful in challenging our transfer pricing policies, our income tax expense may be adversely affected and we could also be subjected to interest and penalty charges. Any increase in our income tax expense and related interest and penalties could have a significant impact on our future earnings and future cash flows.

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

We have a number of strategic alliances and continue to pursue strategic alliances with other companies. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. If a strategic alliance fails to perform as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with customers, and our ability to develop new solutions in response to industry trends or changing technology may be impaired. In addition, we may face increased competition if a third party acquires one or more of our strategic alliances or if our competitors enter into additional successful strategic relationships.

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

We rely on the security of our information systems and, particularly as we continue to grow the number and scale of our cloud-based offerings, those of our third-party providers, such as vendors, consultants and contract manufacturers, to protect our proprietary information and the information of our customers. Information technology system failures, including a breach of our, or our third-party providers’, data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or delivery of services or an unintentional disclosure of customer, employee or our information.

Additionally, despite our security procedures our information systems may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers’ proprietary information. This is also true for the information systems of our third-party providers, upon which we rely, particularly as we continue to grow the number and scale of our cloud-based offerings. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of mission critical business collaboration and communications solutions and subject us to additional costs and legal liabilities, including litigation, investigations and fines or penalties, any of which could be material. Such consequences could be exacerbated if we or our third-party providers are unable to adequately recover critical systems following a systems failure.

We cannot be certain that any limitations of liability provisions in our contracts regarding these vulnerabilities and threats will be adequate and enforceable or will otherwise limit our exposure to liabilities and damages arising from claims. Further, we cannot be certain that our insurance coverage will continue to be available on acceptable terms and in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

Problems with the infrastructure of carriers may impair the performance of our Cloud segment solutions and cause problems with the network services we provide to our customers.

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

Our Cloud segment business relies on carriers to provide local and long distance services, including voice and data circuits, and mobile voice and data services to our customers and to provide us with billing information. These services are subject to extensive and uncertain governmental regulation on both the federal and local level. An increase or change in government regulation could restrict our ability to provide these services to our customers, which may have a material adverse effect on our business.

Changes in regulatory compliance obligations of critical suppliers may adversely impact our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, (Dodd-Frank Act), signed into law on July 21, 2010, includes Section 1502, which requires the SEC to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, known as conflict minerals, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the proposed rules, promulgated on December 15, 2010, are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Our suppliers may use these materials in the production processes. In order to be able to accurately report our compliance with Section 1502, and in order to continue to meet our on-going reporting and compliance obligations, we have performed and will be required to continue to perform, as required, supply chain due diligence, third-party verification and private sector audits on the sources of these metals.

Global supply chains are complicated, with multiple layers and suppliers. Accordingly, we could incur significant costs related to the compliance process and our reporting obligations. We could potentially have difficulty in procuring needed materials from conflict-free sources and in continuing to satisfy the associated reporting and disclosure requirements.

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

We operate a defined benefit plan in the U.K. and, as a result of the acquisition of Aastra, defined benefit plans primarily in Switzerland, Germany and France. At December 31, 2014, the total projected benefit obligation for these plans of $406.2 million exceeded plan assets of $270.1 million resulting in a pension liability of $136.1 million.

We operate a partially funded defined benefit plan in the U.K., or the U.K. Plan, which was closed to new members in 2001 and was closed to new service in November 2012. As a result of the acquisition of Aastra, we assumed unfunded defined benefit obligations related to Germany and France, or the Germany Plan and the France Plan, respectively. Under the France Plan, retirees generally benefit from a lump sum payment upon retirement or departure. Under the Germany Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. In addition, as a result of the acquisition of Aastra, we operate a partially funded multiple-employer pension plan in Switzerland (“Switzerland Plan”). Under the Switzerland Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. As the plan is a multiple-employer plan, the consolidated financial statements include our pro-rata share of assets, projected benefit obligation and pension benefit cost. Our contributions and benefit payments for the defined benefit plans for the year ended December 31, 2014 are included in note 24 to the consolidated financial statements of Mitel in Item 8 of this Report (Consolidated Financial Statements). The contributions required to fund benefit obligations are based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plan, including mortality rates of members, the performance of financial markets and interest rates. Our funding requirements for future years will likely increase from current levels due to the net liability position of our plans. In addition, if the actual operation of the plans differ from our assumptions, the net liability could increase and additional contributions by us may be required. Changes to pension legislation in the respective countries may also adversely affect our funding requirements. Increases in the net pension liability or increases in future cash contributions would adversely affect our cash flows and results from operations.

Our future success depends on our existing key personnel.

Our success is dependent upon the services of key personnel throughout our organization, including the members of our senior management and software and engineering staff, as well as the expertise of our directors. Competition for highly skilled directors, management, R&D and other employees is intense in our industry and we may not be able to attract and retain highly qualified directors, management, and R&D personnel and other employees in the future. In order to improve productivity, a portion of our compensation to employees and directors is in the form of stock options and other equity-based incentives such as restricted stock units, and as a consequence, a depression in the value of our common shares could make it difficult for us to motivate and retain employees and recruit additional qualified directors and personnel. All of the foregoing may negatively impact our ability to retain or attract employees, which may adversely impact our ability to implement a management succession plan as and if required and on a timely basis. We currently do not maintain corporate life insurance policies on the lives of our directors or any of our key employees.

The risks associated with Sarbanes-Oxley regulatory compliance may have a material adverse effect on us.

We are required to document and test our internal control over financial reporting pursuant to Section 404 of the United States Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal controls over financial reporting and our public accounting firm can render an opinion on the effectiveness of our internal controls over financial reporting. Following any acquisitions, we will need to timely and effectively implement the internal controls necessary to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal controls over financial reporting. We may experience delays in implementing or be unable to implement the required internal financial reporting controls and procedures, which could result in enforcement actions, the assessment of penalties and civil suits, failure to meet reporting obligations and other material and adverse events that could have a negative effect on the market price for our common shares. In addition, if material weaknesses in our internal control are identified or we acquire companies with a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence.

Risks Related to our Common Shares

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.

Our stock is publicly traded on The Nasdaq Stock Market, or NASDAQ, and the Toronto Stock Exchange, or TSX. At times, the stock price has been volatile. The market price of our common shares may fluctuate significantly in response to numerous factors, many of which are beyond our control and which may be accentuated due to the relatively low average daily trading volume in our common shares. The factors include:

•	fluctuations in the overall stock market;

•	our quarterly operating results;

•	sales of our common shares by principal security holders;

•	the exercise of options and subsequent sales of shares by option holders, including those held by our senior management and other employees;

•	departures of key personnel;

•	future announcements concerning our, or our competitors’, businesses;

•	the failure of securities analysts to cover our company and/or changes in financial forecasts and recommendations by securities analysts;

•	a rating downgrade or other negative action by a ratings organization;

•	fluctuations in foreign exchange rates;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry, or both;

•	general market, economic and political conditions;

•	regulatory developments; and

•	natural disasters, terrorist attacks and acts of war.

In addition, at various times, the stock markets, including NASDAQ and TSX, have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have initiated securities class action litigation following declines in stock prices of technology companies. Any future litigation may subject us to substantial costs, divert resources and the attention of management from our business, which could harm our business and operating results.

Each of the Francisco Partners Group and the Matthews Group is a significant security-holder and together have the potential to exercise significant influence over matters requiring approval by our shareholders and, in the case of the Francisco Partners Group, over matters requiring approval by our board.

As at February 20, 2015, Francisco Partners Management, LLC and certain of its affiliates, or the Francisco Partners Group, and Dr. Matthews and certain entities controlled by Dr. Matthews, or the Matthews Group, beneficially controlled approximately 16.1 and 8.6, respectively, of the voting power of our share capital. Pursuant to a shareholders’ agreement, or the Shareholders’ Agreement, between the Company, the Francisco Partners Group and the Matthews Group dated as of April 27, 2010, the Francisco Partners Group and the Matthews Group collectively have the right to nominate up to four of our directors, provided certain criteria are met. The Shareholders’ Agreement also provides that we may not take certain significant actions without the approval of the Francisco Partners Group, so long as they own at least 15% of our outstanding common shares. These actions include:

•	amendments to our articles or by-laws;

•	issuance of any securities that are senior to our common shares in respect of dividend, liquidation preference or other rights and privileges;

•	issuance of equity securities or rights, options or warrants to purchase equity securities, with certain exceptions where we issue securities pursuant to our 2006 Equity Incentive Plan or 2014 Equity Incentive Plan, in connection with acquisitions that involve the issuance of less than $25 million of our securities, upon the conversion of our currently outstanding warrants, as consideration paid to consultants for services provided to us, or in connection with technology licensing or other non-equity interim financing transactions;

•	declaring or paying any dividends or making any distribution or return of capital, whether in cash, in stock or in specie, on any equity securities;

•	incurring, assuming or otherwise becoming liable for debt obligations, incurring additional indebtedness in connection with our leasing program, or incurring up to $50 million in new indebtedness;

•	mergers, acquisitions, sales of assets or material subsidiaries, or the entering into any joint venture, partnership or similar arrangement that have a value of more than $25 million per such transaction;

•	any change in the number of directors that comprise our board of directors;

•	an amalgamation, merger or other corporate reorganization by the Company with or into any other corporation (other than a short-form amalgamation with a wholly-owned subsidiary), an agreement to sell or sale of all or substantially all of the assets of the Company or other transaction that has the effect of a change of control of the Company; and

•	any liquidation, winding up, dissolution or bankruptcy or other distribution of the assets of the Company to its shareholders.

Such powers exercised by the Francisco Partners Group could have the effect of delaying, deterring or preventing a change of control, business combination or other transaction that might otherwise be beneficial to our shareholders. Also, each of the Francisco Partners Group and the Matthews Group may have interests that differ from the interests of our other shareholders.

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

We are incorporated under the laws of Canada, and our principal executive offices are located in Canada. Many of our officers and a majority of our directors named in this Report reside principally in Canada and a substantial portion of our assets and all or a substantial portion of the assets of these persons are located outside the United States. Consequently, it may not be possible for you to effect service of process within the United States upon us or those persons. Furthermore, it may not be possible for you to enforce judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States against us or those persons. There is doubt as to the enforceability in original actions in

Canadian courts of liabilities based upon the U.S. federal securities laws, and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our world headquarters is a 264,000 square foot leased facility located in Ottawa, Canada, which also includes a sales office, warehouse and distribution facility and research and development center. In addition, we lease a large number of sales offices, warehouse and distribution facilities and research and development centers throughout the world totaling an additional approximately 1,127,000 square feet, which include the following:

•	Regional headquarters in Dallas, United States and Caldicot, United Kingdom.

•	Sales offices, which often include demonstration and training centers, throughout the rest of the world, in particular throughout North America and Europe.

•	Warehouse and distribution facilities, primarily in the United States, United Kingdom, Switzerland, Germany, France, Sweden and Canada.

•	Research and development centers, primarily in the United States, Switzerland, Germany, France, Sweden and Canada.

Item 3.	Legal Proceedings

We are a party to a number of legal proceedings, claims or potential claims arising in the normal course of and incidental to our business. Management expects that any monetary liability or financial impact of such claims or potential claims to which we might be subject after settlement agreement or final adjudication would not be material to our consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosure

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NASDAQ (trading symbol: MITL) and the TSX (trading symbol: MNW). The following table presents the high and low sale prices on the NASDAQ for our common shares for the periods indicated:

	High	Low
Year ended April 30, 2013
First Quarter	$5.01	$3.75
Second Quarter	$4.46	$2.44
Third Quarter	$3.98	$2.41
Fourth Quarter	$4.09	$3.27
Transition Year ended December 31, 2013
First Quarter	$5.08	$3.25
Second Quarter	$6.38	$4.26
Third Quarter (to December 31, 2013)	$10.26	$5.64
Year ended December 31, 2014
First Quarter	$10.86	$8.35
Second Quarter	$11.94	$8.46
Third Quarter	$11.29	$9.13
Fourth Quarter	$10.90	$7.75

On February 20, 2015, the last reported sales price of our common shares on the NASDAQ was $10.07 per share.

The following table presents the high and low sale prices on the TSX for our common shares for the periods indicated (in Canadian dollars):

	High	Low
Year ended April 30, 2013
First Quarter	$4.73	$4.11
Second Quarter	$4.44	$2.25
Third Quarter	$3.89	$2.47
Fourth Quarter	$4.19	$3.37
Transition Year ended December 31, 2013
First Quarter	$5.08	$3.30
Second Quarter	$6.59	$4.50
Third Quarter (to December 31, 2013)	$10.95	$6.13
Year ended December 31, 2014
First Quarter	$12.00	$9.33
Second Quarter	$13.00	$9.25
Third Quarter	$12.31	$10.15
Fourth Quarter	$12.68	$8.82

On February 20, 2015 the last reported sales price of our common shares on the TSX was $12.65 Canadian dollars per share.

Shareholders

As of February 20, 2015, we had 1,405 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by Computershare Investor Services, Inc.

Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our common shares. We intend to retain any future earnings to fund the development and growth of our business and we do not currently anticipate paying dividends on our common shares for the foreseeable future. Any determination to pay dividends to holders of our common shares in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as our board of directors deems relevant. In addition, our outstanding credit agreement limits our ability to pay dividends and we may in the future become subject to debt instruments or other agreements that further limit our ability to pay dividends. Also, in connection with our Shareholder’s Agreement, the Company may not take significant actions, including declaring or paying dividends, without the consent of the Francisco Group. The Shareholders’ Agreement is further described under the risk factor titled “Each of the Francisco Partners Group and the Matthews Group is a significant security-holder and together have the potential to exercise significant influence over matters requiring approval by our shareholders and, in the case of the Francisco Partners Group, over matters requiring approval by our board.” under Item 1A of this Report.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2014, (a) the number of securities that could be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards under our equity compensation plans, (b) the weighted average exercise price of outstanding options under such plans, and (c) the number of securities remaining available for future issuance under such plans, excluding securities that could be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security-holders (1)	7.0 million	$6.20	8.3 million
Equity compensation plans not approved by security-holders (2)	0.5 million	5.16	—

Total	7.5 million	$6.12	8.3 million

(1)	As of December 31, 2014, 6.1 million and 0.2 million common shares were issuable upon exercise of stock options granted under our equity incentive plans adopted September 7, 2006, as amended (“2006 Plan”) and May 8, 2014 (“2014 Plan”), respectively, and 0.3 million and 0.4 million common shares were issuable upon vesting of restricted stock units granted under our 2006 Plan and 2014 Plan, respectively. An additional 8.3 million common shares remain available for issuance under the 2014 Plan. Further details of the 2006 Plan and 2014 Plan are included in note 16 to the Consolidated Financial Statements.
(2)	Options to acquire 0.5 million common shares were granted as inducement options to our CEO, Richard McBee, as a component of his employment compensation. These options are outside of the pool of stock options available for grant under the 2014 Plan, and were approved by our Board of Directors on January 19, 2011.
(3)	The average exercise price in this column is based only on stock options, as restricted stock units have no exercise price required to be paid by the recipient upon vesting and settlement.

Item 6.	Selected Financial Data

The following tables present our selected historical consolidated financial and other data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated Financial Statements and notes thereto included elsewhere in this Report. Our historical consolidated financial information may not be indicative of our future performance. Our Consolidated Financial Statements are reported in U.S. dollars and have been prepared in accordance with U.S. GAAP (“GAAP”).

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30,
			2013	2012	2011	2010
		(in millions, except per share data)
Consolidated Statement of Operations Data
Revenues	$1,104.0	$357.3	$576.9	$611.8	$589.3	$599.1
Cost of revenues	513.9	153.3	256.3	282.4	281.9	288.6

Gross margin	590.1	204.0	320.6	329.4	307.4	310.5

Expenses:
Selling, general and administrative	344.7	132.1	198.7	200.6	190.5	181.4
Research and development	118.3	38.3	55.7	58.6	61.3	57.6
Special charges and restructuring costs	72.7	14.6	20.3	17.1	15.5	5.2
Amortization of acquisition-related intangible assets	53.4	16.5	22.3	22.3	22.3	22.2
Loss (gain) on litigation settlement	—	—	1.5	1.5	1.0	(5.5)

	589.1	201.5	298.5	300.1	290.6	260.9

Operating income	1.0	2.5	22.1	29.3	16.8	49.6
Interest expense	(21.0)	(17.1)	(19.7)	(18.8)	(20.0)	(29.8)
Debt and warrant retirement costs	(16.2)	(0.6)	(2.6)	—	(0.6)	(1.0)
Fair value adjustment on derivative instruments	—	—	—	—	1.0	7.4
Other income (expense), net	6.0	(0.4)	1.3	(0.7)	0.8	0.9
Income tax recovery	22.9	10.1	8.8	39.4	88.4	9.0

Net income (loss) from continuing operations	(7.3)	(5.5)	9.9	49.2	86.4	36.1
Net income (loss) from discontinued operations	—	—	(3.7)	0.6	1.7	1.1

Net income (loss)	$(7.3)	$(5.5)	$6.2	$49.8	$88.1	$37.2

Net income (loss) attributable to common shareholders (1)	$(7.3)	$(5.5)	$6.2	$49.8	$88.1	$(107.3)
Net income (loss) per common share — Basic:
Net income (loss) per share from continuing operations	$(0.08)	$(0.10)	$0.19	$0.92	$1.63	$(7.37)
Net income (loss) per share from discontinued operations	$—	$—	$(0.07)	$0.01	$0.03	$0.07
Net income (loss) per common share	$(0.08)	$(0.10)	$0.12	$0.93	$1.66	$(7.30)
Net income (loss) per common share — Diluted:
Net income (loss) per share from continuing operations	$(0.08)	$(0.10)	$0.18	$0.88	$1.54	$(7.37)
Net income (loss) per share from discontinued operations	$—	$—	$(0.07)	$0.01	$0.03	$0.07
Net income (loss) per common share	$(0.08)	$(0.10)	$0.11	$0.89	$1.57	$(7.30)

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30,
			2013	2012	2011	2010
	(in millions, except per share data)
Other Financial Data
Adjusted EBITDA (2):
Adjusted EBITDA	$166.9	$46.2	$83.7	$88.0	$76.1	$89.8

Consolidated Balance Sheet Data
Cash and cash equivalents	$111.3	$40.2	$69.0	$78.7	$73.9	$76.6
Total assets	$1,278.8	$620.5	$656.4	$687.2	$672.2	$641.0
Total debt, including capital leases	$316.8	$269.5	$288.1	$311.8	$323.3	$349.8
Common shares	$1,216.3	$814.9	$810.4	$809.4	$805.5	$802.8
Warrants	$39.1	$39.1	$39.1	$55.6	$55.6	$55.6
Total shareholders’ equity (deficiency)	$447.8	$118.4	$84.0	$89.8	$49.5	$(54.9)

(1)	Net loss attributable to common shareholders for fiscal 2010 includes the effect of then-outstanding preferred shares.
(2)	Adjusted EBITDA, a non-GAAP measure:

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30,
			2013	2012	2011	2010
					(in millions)
Net income (loss)	$(7.3)	$(5.5)	$6.2	$49.8	$88.1	$37.2
Net loss (income) from discontinued operations	—	—	3.7	(0.6)	(1.7)	(1.1)

Net income (loss) from continuing operations	(7.3)	(5.5)	9.9	49.2	86.4	36.1
Adjustments:
Interest expense	21.0	17.1	19.7	18.8	20.0	29.8
Income tax recovery	(22.9)	(10.1)	(8.8)	(39.4)	(88.4)	(9.0)
Amortization and depreciation	75.9	25.5	35.8	33.4	34.0	34.4
Foreign exchange loss (gain)	(3.9)	0.5	(0.2)	1.5	0.7	0.3
Special charges and restructuring costs	72.7	14.6	20.3	17.1	15.5	5.2
Stock-based compensation	6.1	3.1	4.2	4.8	4.7	3.3
Debt and warrant retirement costs	16.2	0.6	2.6	—	0.6	1.0
Acquisition accounting for deferred revenue	9.1	—	—	—	—	—
Loss (gain) on litigation settlement	—	—	1.5	1.5	1.0	(5.5)
Fair value adjustment on derivative instruments	—	—	—	—	(1.0)	(7.4)
Other	—	0.4	—	—	—	—

Adjusted EBITDA from continuing operations	166.9	46.2	85.0	86.9	73.5	88.2
Adjusted EBITDA from discontinued operations (1)	—	—	(1.3)	1.1	2.6	1.6

Adjusted EBITDA	$166.9	$46.2	$83.7	$88.0	$76.1	$89.8

(1)

The reconciliation of net income from discontinued operations to Adjusted EBITDA from discontinued operations for the years ended April 30, 2013 through April 30, 2010 consists of an adjustment for income tax expense (recovery) of ($0.5) million, $0.5 million, $0.9 million and $0.5 million, respectively. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the year ended April 30, 2013 consists of special charges and restructuring costs of $1.6 million, non-cash impairment of goodwill of $1.9 million and income tax recovery of $1.1 million.

We define Adjusted EBITDA as net income (loss), adjusted for the items as noted in the above tables. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from operations or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures and the manner in which we compensate for those limitations.

We use Adjusted EBITDA:

•	as a measure of operating performance;

•	for planning purposes, including the preparation of our annual operating budget;

•	to allocate resources to enhance the financial performance of our business; and

•	in communications with our board of directors concerning our financial performance.

We believe that the use of Adjusted EBITDA provides consistency and facilitates period to period comparisons, and may facilitate comparisons with other companies in our industry, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

Moreover, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA and similar non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for an analysis of our results of operations as reported under GAAP.

Some of the limitations of Adjusted EBITDA are that it does not reflect:

•	cash requirements for interest expense;

•	cash requirements for income taxes;

•	foreign exchange gains or losses;

•	cash payments made in connection with litigation settlements;

•	significant cash payments made in connection with special charges and restructuring costs;

•	employee stock-based compensation; and

•	cash requirements for the replacement of assets that have been depreciated or amortized.

We compensate for the inherent limitations associated with using Adjusted EBITDA through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere in this Report. All amounts are expressed in U.S. dollars unless otherwise noted. The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results may differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below. Please refer to “Risk Factors” included elsewhere in this Report for a further description of risks and uncertainties affecting our business and financial results. Historical trends should not be taken as indicative of future operations and financial results.

Acquisition of Aastra in January 2014

On January 31, 2014, we completed the acquisition of Aastra Technologies Ltd. (“Aastra”). Aastra was a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately CAD $600 million for the year ended December 31, 2013, of which approximately 75% were generated in Europe. We acquired all of the outstanding Aastra common shares in exchange for $80.0 million cash as well as the issuance of 44.2 million Mitel common shares. In conjunction with the acquisition, we refinanced our then-existing credit facilities with a $355.0 million term loan and an undrawn revolving facility of $50.0 million.

In connection with the acquisition, in order to align fiscal periods, we changed our fiscal year end from April 30 to December 31, effective for the period-ended December 31, 2013. As a result, our Consolidated Financial Statements included in this Report include our results of operations for the following four periods: the year-ended December 31, 2014, the eight months ended December 31, 2013 and the years ended April 30, 2013 and 2012. As the acquisition of Aastra was completed in January 2014, all periods presented prior to the acquisition exclude the results of Aastra.

Overview

Mitel is a global provider of business communications and collaboration software and services. Our communications solutions meet the needs of customers in over 100 countries. On January 31, 2014, we completed the acquisition of Aastra. In conjunction with the transaction, we reorganized our business into two new business units: Premise and Cloud.

Premise

The Premise segment sells and supports products and services for premise-based customers. This includes the Company’s premise-based IP and TDM telephony platforms, desktop devices and unified communications and collaboration (“UCC”) and contact center applications that are deployed on the customer’s premise. Premise-based sales are typically sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we may also offer.

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

Significant Events and Recent Developments — 2014

Acquisition of Aastra and Refinancing of Credit Agreement — January 2014

In January 2014, we completed the acquisition of Aastra. In conjunction with the acquisition, we refinanced our existing credit facilities. Further details of the acquisition are described in the “Acquisition of Aastra in January 2014” section, above.

Acquisition of Oaisys — March 2014

On March 4, 2014, we completed the acquisition of Oaisys, a leading developer of integrated call recording and quality management solutions. We believe the acquisition of Oaisys further strengthens our position in the growing contact center market. The cost of the acquisition was $7.9 million.

Secondary offering — May 2014

In the second quarter of 2014, a CAD $94.3 million secondary offering of common shares was completed. We did not issue or sell any common shares and did not receive any proceeds from the offering.

Voluntary prepayments of term loan — May 2014, August 2014 and February 2015

We made voluntary prepayments on our term loan of $25.0 million in May 2014 and $25.0 million in August 2014. In addition, subsequent to our year ended December 31, 2014, we made a voluntary prepayment on our term loan of $25.0 million in February 2015.

Significant Events and Recent Developments — 2013

Refinancing of Credit Agreement — February 2013

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

Sale of DataNet — March 2013

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

Acquisition of prairieFyre — June 2013

On June 17, 2013, we completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. The acquisition provides us with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. The purchase price, net of cash acquired, was $23.1 million for a 100% equity ownership interest in prairieFyre.

As a highly integrated original equipment manufacturer (“OEM”), substantially all of prairieFyre’s revenues were derived from Mitel and our channel partners. As a result, upon acquisition, substantially all of prairieFyre’s revenues were eliminated against Mitel’s cost of sales, resulting in an increase in our consolidated gross margin and gross margin percentage. prairieFyre’s operations have been included in the consolidated results of operations since the date of acquisition.

Voluntary Prepayment of Debt — November 2013

In November 2013, we made a voluntary prepayment of $20.0 million against our then outstanding first lien term loan. This prepayment reduced future mandatory first lien term loan principal payments.

Operating Results

Our revenues for the year ended December 31, 2014 were $1,104.0 million, as compared to $569.5 million for the year ended December 31, 2013. The increase in revenues is due primarily to the acquisition of Aastra on January 31, 2014, which contributed approximately $524.9 million of revenues. Excluding the acquisition of Aastra, revenue increased by $9.6 million primarily due to continued growth in the cloud segment, as well as the acquisition of Oaisys. Our operating income was $1.0 million for the year ended December 31, 2014 compared to $26.3 million for the year ended December 31, 2013. The decrease in operating income was largely driven by higher amortization of acquisition-related intangible assets due to acquisitions, as well as higher special charges and restructuring costs incurred as a result of restructuring and integration actions related to the acquisition of Aastra, which offset income from operations from acquisitions.

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

Virtualization

Corporate data centers have experienced a significant increase in the use of virtualization technology as a strategy to reduce capital and operating expenses as well as providing improved business continuity solutions through new high availability architectures. We believe that businesses can significantly benefit from the virtualization of UCC and IP-based communications solutions by allowing these products to integrate fully with the data center infrastructure and related management processes and eliminating telecommunication specific infrastructure and processes. Our early investment in this technology across our product portfolio allows our customers to benefit using either our products on VMware, Microsoft Hyper-V or with our MiVoice Business Multi-Instance product.

Hosted, cloud-based solutions

SMBs are increasingly interested in outsourcing management of their communications requirements through managed service offerings. Managed services may include equipment, installation, ongoing support, network services, or various professional services. Managed service offerings allow businesses to focus on their core expertise and, in some cases, substitute what would otherwise be a large capital expenditure for a predictable operating expense. We believe that we are well positioned to benefit from this trend through our hosted cloud-based UCC offerings, which are delivered as retail, wholesale and Infrastructure as a Service (IaaS) offers. Virtualization technology is also serving as the base for cloud computing solutions enabling businesses to benefit from data center outsourcing and data center elasticity where data center resources and associated services may be acquired and dispensed with, depending on a business’s needs.

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

Revenue performance is evaluated from both a reportable segment and geographical perspective by comparing our actual results against both management forecasts and prior period results.

Gross margin performance is evaluated from a reportable segment perspective by comparing our actual results against both management forecasts and prior period results.

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

Sources of Revenues and Expenses

The following describes our sources of revenues and expenses:

We generate revenues primarily from the sale of enterprise communications systems and related services (collectively, a “Solution”), through channel partners and directly to enterprise customers. A typical Solution consists of a combination of IP phones, switches, software applications and support, which may include installation and training. A Solution may be deployed on the customer’s premise (premise-based solution) or deployed in a cloud environment (cloud-based solution).

Premise segment revenue

The Premise segment generates revenues primarily from sales of multiple-element Solutions, typically as an upfront sale. For each element of a typical Solution, revenue is recognized separately on the pro-rata share of the total sale price, based on the relative selling price of each element. The significant elements of a typical sale are as follows:

Premise segment product revenue — hardware and software:

The Company recognizes hardware and software revenue when the product is shipped or upon product acceptance where the agreement contains product acceptance terms that are more than perfunctory.

Premise segment service revenue — installation and training:

The Company recognizes revenue related to installation and training upon delivery of the services.

Premise segment service revenue — post-contract support:

Post-contract support consists primarily of maintenance revenue and software assurance revenue, which generate revenue under contracts that generally range from one to five years. For maintenance revenue, the Company provides various levels of support for installed systems for a fixed annual fee. For software assurance revenue, the Company provides software upgrades on a when and if available basis and software support for a fixed annual fee. In certain jurisdictions, maintenance and software assurance is bundled as post-contract support. Revenue from post-contract support is recognized ratably over the contractual period.

Cloud segment revenue

The Cloud segment generates revenues primarily from sales of multiple-element Solutions. These Solutions are sold either as a single upfront sale or under a monthly recurring billing model. A portion of the monthly recurring billing in the United States will also often include billing for voice and data telecommunication services. Where the Solution is sold as an upfront sale, the elements of a typical multiple-element Solution are recognized as revenue as described under the Premise segment revenue, above. When the Solution is sold as a monthly recurring billing model, the revenue is recognized monthly, as the services are provided.

Cost of revenues

Cost of revenues for both Premise and Cloud segments is comprised of product and service costs. Product cost of revenues is primarily comprised of cost of goods purchased from third-party electronics manufacturing services as well as inventory provisions, engineering costs, warranty costs and other supply chain management costs. Depreciation of property and equipment relating to cost of revenues activities is also included in cost of revenues. Service cost of revenues is primarily comprised of labor costs. Cloud cost of revenues also includes amounts paid to network service providers for network services used by our customers.

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

Research and Development Expenses

R&D expenses consist primarily of salaries and related expenses for engineering personnel, materials and subcontract service costs. Depreciation and amortization of assets relating to R&D activities are included in R&D expenses.

Special Charges and Restructuring Costs

Special charges and restructuring costs consist of costs related to restructuring and integration activities as well as acquisition-related costs. Restructuring and integration costs generally relate to workforce reductions and facility reductions incurred to eliminate duplication of activities as a result of acquisitions or to improve operational efficiency. Costs related to workforce reductions are recorded when we have committed to a plan of termination and we have notified employees of the terms of the plan. Costs related to facility reductions primarily consist of lease termination obligations for vacant facilities, which generally include the remaining payments on an operating lease. Lease termination obligations are reduced for probable future sublease income. In addition, restructuring and integration costs include professional services and consulting services incurred to complete the integration acquisitions, which are expensed as incurred. Acquisition-related costs consist of direct incremental costs incurred related to diligence activities and closing costs, and are expensed as incurred.

Amortization of acquisition-related intangible assets

Amortization of acquisition-related intangible assets consists of the amortization of intangible assets acquired through acquisitions. The acquisition-related intangible assets consist primarily of trade names, developed technology and customer relationships and are amortized on a straight-line basis over their respective useful lives of up to eight years.

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

The results of operations from acquisitions are included in our results from operations from the date of acquisition. In addition, we have incurred various costs related to acquisitions and the integration of those acquisitions, which have been recorded in special charges and restructuring costs.

Results of Operations

In connection with the acquisition, in order to align fiscal periods, Mitel changed its fiscal year end from April 30 to December 31, effective for the year ended December 31, 2013. As a result, our consolidated financial statements included in this Report include our results of operations for the following four periods: the year-ended December 31, 2014, the eight months ended December 31, 2013 and the years ended April 30, 2013 and 2012. In addition, for comparative purposes, we have provided results for the year ended December 31, 2013 and the eight month period ended December 31, 2012 in note 27 to the Consolidated Financial Statements, which are used for discussion and analysis purposes below.

Results of Operations — Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Year Ended December 31,				Change (1)
	2014		2013 (unaudited)
	Amounts	% of Revenue	Amounts	% of Revenue	Amount
	(in millions, except percentages and per share amounts)
Revenues	$1,104.0	100.0%	$569.5	100.0%	$534.5
Cost of revenues	513.9	46.5%	245.3	43.1%	268.6

Gross margin	590.1	53.5%	324.2	56.9%	265.9

Selling, general and administrative	344.7	31.2%	199.3	35.0%	145.4
Research and development	118.3	10.7%	56.9	10.0%	61.4
Special charges and restructuring costs	72.7	6.6%	17.5	3.1%	55.2
Amortization of acquisition-related intangible assets	53.4	4.8%	24.2	4.2%	29.2

	589.1	53.4%	297.9	52.3%	291.2

Operating income	1.0	0.1%	26.3	4.6%	(25.3)
Interest expense	(21.0)	(1.9)%	(24.5)	(4.3)%	3.5
Debt retirement costs	(16.2)	(1.5)%	(3.2)	(0.6)%	(13.0)
Other income (expense)	6.0	0.5%	(0.2)	—	6.2
Income tax recovery	22.9	2.1%	1.4	0.2%	21.5

Net loss from continuing operations	(7.3)	(0.5)%	(0.2)	—	(7.1)
Net loss from discontinued operations	—	—	(3.0)	(0.6)%	3.0

Net loss	$(7.3)	(0.7)%	$(3.2)	(0.6)%	$(4.1)

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$166.9	15.1%	$86.9	15.3%	$80.0
Adjusted EBITDA from discontinued operations	—	—	(0.1)	—	0.1

Adjusted EBITDA	$166.9	15.1%	$86.8	15.2%	$80.1

Net income (loss) per common share — Basic and diluted
Net loss per share from continuing operations	$(0.08)		$(0.01)
Net loss per share from discontinued operations	$—		$(0.05)
Net loss per common share	$(0.08)		$(0.06)

(1)	The percentage change has not been presented as the comparison is not meaningful, largely due to the acquisition of Aastra.

Revenues

Our reportable segments are determined in accordance with how our management views and evaluates our business. The following tables set forth revenues by business segment in dollars and as a percentage of total revenues:

	Year ended December 31,				Change
	2014		2013 (unaudited)
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Premise segment — product	$728.2	66.0%	$343.8	60.3%	$384.4	111.8
Premise segment — service	261.4	23.7%	155.8	27.4%	105.6	67.8
Cloud segment — product	29.1	2.6%	14.0	2.5%	15.1	107.9
Cloud segment — non-recurring service	1.0	0.1%	—	—	1.0		*
Cloud segment — recurring service	84.3	7.6%	55.9	9.8%	28.4	50.8

	$1,104.0	100.0%	$569.5	100.0%	$534.5	93.9

*	The comparison is not meaningful.

Revenues increased across all segments as a result of acquisitions, and in particular, the acquisition of Aastra in January 2014. The change in foreign currency rates did not have a significant effect on our revenues as a stronger British pound sterling was largely offset by a weaker Canadian dollar and Australian dollar, while the Euro remained relatively consistent. The British pound sterling was stronger against the U.S. dollar by an average of 5.8% in 2014 when compared to 2013, while the Canadian dollar and Australian dollar were weaker against the U.S. dollar by an average of 6.3% and 6.7%, respectively.

Revenue for the year ended December 31, 2014 includes a reduction in revenue of $9.1 million (year ended December 31, 2013 — nil), relating to purchase accounting. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to the acquisition of Aastra was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this purchase accounting adjustment has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition. Based on the fair value of deferred revenue recorded in the initial purchase price allocation, we expect that revenue will be adversely affected by an additional $2.7 million for the year ending December 31, 2015.

Excluding the results of operations from the acquisition of Aastra, Premise segment product revenues increased by $3.2 million, or 0.9%, to $347.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in revenues was primarily due to higher contact center sales, which more than offset an expected decrease in revenues due to customers migrating to a cloud recurring model.

Excluding the results of operations from the acquisition of Aastra, Cloud segment product revenues increased by $2.0 million to $16.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to increased sales to cloud service providers.

Excluding the results of operations from the acquisition of Aastra, for the year ended December 31, 2014 compared to the year ended December 31, 2013, Premise segment service revenues decreased by $12.9 million, or 8.3%, to $142.9 million while Cloud segment recurring service revenues increased by $17.4 million, or 31.1%, to $73.3 million. The decrease in Premise segment service revenues was primarily due to lower legacy services such as hardware maintenance as well as customers transitioning from a premise solution to a cloud solution. The increase in Cloud segment recurring revenues reflects new and existing customers migrating to our cloud solutions.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Year ended December 31,				Change
	2014		2013 (unaudited)
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment — product	$425.3	58.4%	$230.9	67.2%	$194.4	(8.8)
Premise segment — service	107.0	40.9%	59.4	38.1%	47.6	2.8
Cloud segment — product	16.4	56.4%	7.6	54.3%	8.8	2.1
Cloud segment — non-recurring service	0.5	50.0%	—	—	0.5	*
Cloud segment — recurring service	40.9	48.5%	26.3	47.0%	14.6	1.5

	$590.1	53.5%	$324.2	56.9%	$265.9	(3.4)

*	The comparison is not meaningful.

For the year ended December 31, 2014, overall gross margin percentage decreased by an absolute 3.4% to 53.5% compared to 56.9% for the year ended December 31, 2013 primarily as a result of the acquisition of Aastra, which contributed approximately $239.0 million of gross margin, a gross margin percentage of 45.5%, to the year ended December 31, 2014. Excluding the effect of the acquisition of Aastra acquisition, Mitel’s gross margin percentage increased by an absolute 3.7% to 60.6%, primarily due to the acquisitions of prairieFyre in June 2013 and Oaisys in March 2014, as well as product mix.

Excluding the effect of the acquisition of Aastra, Premise segment product gross margin percentage increased by an absolute 4.7% to 71.9% for the year ended December 31, 2014 when compared to the year ended December 31, 2013 while Premise segment service gross margin percentage increased by an absolute 3.3% to 41.4% in the year ended December 31, 2014 when compared to the year ended December 31, 2013. The increase in Premise segment product and service gross margin percentages were primarily as a result of the acquisitions of prairieFyre in June 2013 and Oaisys in March 2014, as well as cost reductions from restructuring and integration actions taken during the year.

Excluding the effect of the acquisition of Aastra, Cloud segment product gross margin percentage decreased to 49.8% for the year ended December 31, 2014 from 54.3% for the year ended December 31, 2013 primarily due to the mix of product sales. Cloud segment recurring service gross margin increased by an absolute 0.2% to 47.2% for the year ended December 31, 2014 when compared to the year ended December 31, 2013 period due primarily due to the increase in revenues, as certain costs of revenues remain fixed.

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

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased to 31.2% of revenues for the year ended December 31, 2014 compared to 35.0% of revenues for the year ended December 31, 2013, an increase of $145.4 million in absolute dollars. The increase in absolute dollars is primarily due to the acquisitions of Aastra, prairieFyre and Oaisys. Our SG&A expenses for the year ended December 31, 2014 included $6.1 million of stock-based compensation expense (year ended December 31, 2013 — $4.6 million).

Excluding the acquisitions of Aastra and Oaisys, SG&A expenses increased to 37.4% of revenues for the year ended December 31, 2014 compared to 35.0% for the year ended December 31, 2013, largely due to increased spending on sales growth initiatives, in particular our cloud and contact center offerings, as well as increased variable compensation.

We continue to monitor our cost base closely in an effort to keep our operating expenditures in line with revenue levels achieved in future years. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Research and Development

R&D expenses increased to 10.7% of revenues for the year ended December 31, 2014 compared to 10.0% of revenues for the year ended December 31, 2013, an increase of $61.4 million in absolute dollars. The increase was largely driven by the acquisitions of Aastra and Oaisys. Excluding these acquisitions, R&D expenses increased to 10.2% of revenues in the year ended December 31, 2014 compared to 10.0% of revenues in the year ended December 31, 2013 primarily due to increased spending on contact center initiatives.

We have historically invested heavily in R&D, consistent with an aggressive R&D investment strategy which we believe has positioned us well with a broad range of cloud and premise-based communications solutions. Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given period. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

Special charges and restructuring costs of $72.7 million were recorded in the year ended December 31, 2014. The costs consisted of $37.0 million of workforce reduction-related charges, $5.4 million of facility-reduction related charges, $25.3 million of other restructuring and integration-related charges as well as $5.0 million of acquisition-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 350 people, primarily in North America and Europe. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges consisted primarily of professional fees and incidental costs relating to the integration of the Aastra business. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the acquisition of Aastra in January 2014.

At December 31, 2014, our remaining workforce reduction liability of $15.5 million consists primarily of salary and related benefits expected to be paid within one year. Our remaining lease termination obligations liability will be reduced over the remaining term of the leases, with $3.9 million of the outstanding $7.6 million balance expected to be paid within one year.

Special charges and restructuring costs of $17.5 million were recorded in the year ended December 31, 2013. The costs consisted of $7.1 million of workforce reduction-related charges, $2.8 million of facility-reduction related charges, as well as $7.6 million of acquisition-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 90 people, primarily in North America. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Acquisition-related charges consisted of legal and advisory fees related to diligence and closing costs for acquisitions and potential acquisitions, including the acquisitions of prairieFyre and Aastra.

We expect to incur additional costs in the future to gain operating efficiencies. The timing and potential amount of such costs will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management. We expect to incur, in aggregate from the date of acquisition of Aastra, approximately $83.0 million of costs relating to the integration of the Aastra business, which we expect to create approximately $80.0 million of annualized synergies. We expect to complete these initiatives by early 2017.

Amortization of acquisition-related intangible assets

In the year ended December 31, 2014 amortization of acquisition-related intangible assets increased to $53.4 million compared to $24.2 million for the year ended December 31, 2013. The increase is due primarily to the acquisition of Aastra in January 2014.

Operating Income

We reported operating income of $1.0 million for the year ended December 31, 2014 compared to operating income of $26.3 million for the year ended December 31, 2013. The decrease was primarily due to higher special charges and restructuring costs and higher amortization of acquired intangible assets, which offset higher gross margin from the legacy Mitel business as well as income from the operations of Aastra, prairieFyre and Oaisys.

Non-Operating Expenses

Interest Expense

Interest expense was $21.0 million for the year ended December 31, 2014 compared to $24.5 million for the year ended December 31, 2013. The decrease in interest expense was due to the refinancing of our credit facilities in January 2014, in conjunction with the acquisition of Aastra, at a lower interest rate margin and a lower LIBOR floor, which was partially offset by higher debt levels.

Our interest expense for the year ended December 31, 2013 and the first month of the year ended December 31, 2014 relates predominantly to our February 2013 Credit Facilities (as described in note 13 to the Consolidated Financial Statements) that consisted of a $200.0 million first lien term loan that bore interest based on the LIBOR (subject to a 1.25% floor) plus 5.75% and an $80.0 million second lien term loan that bore interest based on the LIBOR (subject to a 1.25% floor) plus 9.75%. Our interest expense for the last 11 months of the year ended December 31, 2014 relates to our January 2014 Credit Facilities (as described in note 13 to the Consolidated Financial Statements) that initially included a $355.0 million term loan that bears interest based on the LIBOR (subject to a 1.00% floor), plus 4.25%.

For the years ended December 31, 2014 and 2013, the average LIBOR applicable to our credit agreements was below the LIBOR floors and therefore the LIBOR floors were applicable.

Our interest expense may fluctuate from period to period depending on the movement in the LIBOR, when the LIBOR is above the 1.00 % floor in our January 2014 Credit Facilities.

Debt Retirement Costs

We recorded debt retirement costs of $16.2 million for the year ended December 31, 2014 as a result of the refinancing of our credit agreement in January 2014 as well as prepayments of our credit facilities during 2014. In the first quarter of 2014, we recorded debt retirement costs of $14.7 million relating to the refinancing of our debt in January 2014. These costs consisted of $10.0 million of unamortized debt issue costs and unamortized original issue discount, $4.2 million of prepayment fees relating to repaying our prior credit facilities and $0.5 million of other costs relating to the refinancing. In the second and third quarters of 2014, we recorded debt retirement costs of $0.8 million and $0.7 million, respectively, relating to write-offs of the pro-rata share of unamortized debt issue costs and original issue discount as a result of two $25.0 million voluntary prepayments of our term loan made in May 2014 and August 2014.

In the first quarter of 2013, we recorded debt retirement costs of $2.6 million relating to the refinancing of our debt in February 2013. These costs consisted of $2.6 million of unamortized debt issue costs and unamortized original issue discount relating to repaying our prior credit facilities. In the fourth quarter of 2013, we recorded debt retirement costs of $0.6 million relating to the write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $20.0 million voluntary prepayments of our first lien term loan in November 2013.

Other Income (Expense)

For the year ended December 31, 2014, we recorded other income of $6.0 million compared to other expenses of $0.2 million during the year ended December 31, 2013. The other income for the year ended December 31, 2014 was due to interest income, amortization of a deferred gain on the sale of land and building in the U.K., and a gain on foreign exchange. Other expense for the year ended December 31, 2013 was due to a loss on foreign exchange, partially offset by interest income and amortization of a deferred gain on the sale of land and building in the U.K.

Income Tax Recovery

We recorded a net tax recovery of $22.9 million for the year ended December 31, 2014 compared to a net tax recovery of $1.4 million for the year ended December 31, 2013. The tax recoveries were primarily due to research and development tax credits, the release of uncertain tax positions and the tax effect of restructuring and debt charges.

During the years ended December 31, 2014 and December 31, 2013, there was no significant change in our assessment of the likelihood of the Company’s ability to generate future taxable income to realize deferred tax assets in various jurisdictions. At December 31, 2014, there continues to be a valuation allowance of $32.1 million (December 31, 2013 — $26.5 million) against deferred tax assets, primarily in the U.K. Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

Net Loss from Continuing Operations

Our net loss from continuing operations for the year ended December 31, 2014 was $7.3 million compared to $0.2 million for the year ended December 31, 2013. The increase in net loss from continuing operations was due to lower operating income and higher debt retirement costs due to the January 2014 refinancing, partially offset by a higher tax recovery, as described above.

Net Loss from Discontinued Operations

The DataNet business unit was sold in March 2013 (as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above). As a result, the operations of DataNet have been reported on the consolidated statements of operations as discontinued operations up to the time of sale. Summarized financial information for DataNet, up to the date of sale, are shown below, in millions:

Year ended December 31, 2013 (unaudited)
Operations
Revenues	$7.7

Loss from discontinued operations, before taxes	(3.6)
Income tax recovery	0.6

Net loss from discontinued operations, net of tax	$(3.0)

For the year ended December 31, 2013, the loss from discontinued operations, before taxes, consists of a loss from operations up to the time of sale of $0.1 million, a non-cash impairment of goodwill of $1.9 million, a non-cash impairment of inventory of $0.7 million and a net loss on the sale of $0.9 million (consisting of proceeds from disposition of $2.1 million, less the net book value of accounts receivable and inventory sold of $1.6 million and costs and expenses related to the sale of $1.4 million).

Net Loss

Our net loss for the year ended December 31, 2014 was $7.3 million compared to a net loss of $3.2 million for the year ended December 31, 2013. The increase in net loss was due to a higher net loss from continuing operations, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss of $67.4 million for the year ended December 31, 2014 was due primarily to pension liability adjustments for our defined benefit pension plans. In particular, we recorded an increase in all defined benefit obligations due to a decrease in the discount rate used to value the obligations. The discount rate assumption was determined using prevailing rates available on high-quality, fixed income debt instruments in the jurisdiction of each respective plan.

Other comprehensive income of $11.4 million for the year ended December 31, 2013 was due primarily to pension liability adjustments for our defined benefit pension plans as a result of an increase in the discount rate used to value the defined benefit obligation.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $166.9 million for the year ended December 31, 2014 compared to $86.8 million for the year ended December 31, 2013, an increase of $80.1 million. The increase was driven primarily by Adjusted EBITDA from acquisitions in addition to higher gross margin from the legacy Mitel business.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, see Item 6, “Selected Financial Data”.

Results of Operations — Eight Months Ended December 31, 2013 Compared to Eight Months Ended December 31, 2012

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Eight Months Ended December 31,				Change
	2013		2012 (unaudited)
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$357.3	100.0%	$364.7	100.0%	$(7.4)	(2.0)
Cost of revenues	153.3	42.9%	164.3	45.1%	(11.0)	(6.7)

Gross margin	204.0	57.1%	200.4	54.9%	3.6	1.8

Selling, general and administrative	132.1	37.0%	131.2	36.0%	0.9	0.7
Research and development	38.3	10.7%	37.3	10.2%	1.0	2.7
Special charges and restructuring costs	14.6	4.1%	17.5	4.8%	(2.9)	(16.6)
Amortization of acquisition-related intangible assets	16.5	4.6%	15.0	4.1%	1.5	10.0
Loss on litigation settlement	—	—	1.4	0.4%	(1.4)		*

	201.5	56.4%	202.4	55.5%	(0.9)	(0.4)

Operating income (loss)	2.5	0.7%	(2.0)	(0.5)%	4.5		*
Interest expense	(17.1)	(4.8)%	(12.3)	(3.4)%	(4.8)	39.0
Debt retirement costs	(0.6)	(0.2)%	—	—	(0.6)		*
Other income (expense)	(0.4)	(0.1)%	1.2	0.3%	(1.6)		*
Income tax recovery	10.1	2.8%	7.1	1.9%	3.0		*

Net loss from continuing operations	(5.5)	(1.5)%	(6.0)	(1.6)%	0.5		*
Net loss from discontinued operations	—	—	(0.7)	(0.2)%	0.7		*

Net loss	$(5.5)	(1.5)%	$(6.7)	(1.8)%	$1.2		*

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$46.2	12.9%	$43.9	12.0%	$2.3	5.2
Adjusted EBITDA from discontinued operations	—	—	(1.2)	(0.3)%	1.2		*

Adjusted EBITDA	$46.2	12.9%	$42.7	11.7%	$3.5	8.2

Net loss per common share — Basic and Diluted
Net loss per share from continuing operations	$(0.10)		$(0.11)
Net loss per share from discontinued operations	$—		$(0.01)
Net loss per common share	$(0.10)		$(0.12)

*	The comparison is not meaningful.

Revenues

Our reportable segments are determined in accordance with how our management views and evaluates our business. The following tables set forth revenues by business segment in dollars and as a percentage of total revenues:

	Eight months ended December 31,				Change
	2013		2012 (unaudited)
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Premise segment — product	$209.9	58.7%	$223.7	61.3%	$(13.8)	(6.2)
Premise segment — service	97.1	27.2%	108.1	29.7%	(11.0)	(10.2)
Cloud segment — product	10.7	3.0%	5.2	1.4%	5.5	105.8
Cloud segment — recurring service	39.6	11.1%	27.7	7.6%	11.9	43.0

	$357.3	100.0%	$364.7	100.0%	$(7.4)	(2.0)

Premise segment product revenues decreased by $13.8 million, or 6.2%, to $209.9 million for the eight months ended December 31, 2013 compared to the eight months ended December 31, 2012. Premise segment service revenues decreased by $11.0 million, or 10.2%, to $97.1 million for the eight months ended December 31, 2013 compared to the eight months ended December 31, 2012. The decrease in premise segment revenues was due to lower volumes and services in most geographies as management adjusted its focus to calendar-based fiscal quarters, coupled with customers migrating to a cloud recurring model.

Cloud segment product revenues increased by $5.5 million to $10.7 million for the eight months ended December 31, 2013 compared to the eight months ended December 31, 2012 due to sales to cloud service providers.

For the eight months ended December 31, 2013 compared to the eight months ended December 31, 2012, Cloud segment recurring service revenues increased by $11.9 million, or 43.0%, to $39.6 million. The increase in Cloud segment recurring revenues reflects new and existing customers migrating to our cloud solutions.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Eight months ended December 31,				Change
	2013		2012 (unaudited)
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment — product	$142.5	67.9%	$146.6	65.5%	$(4.1)	2.4
Premise segment — service	37.0	38.1%	38.0	35.2%	(1.0)	2.9
Cloud segment — product	5.6	52.3%	3.2	61.5%	2.4	(9.2)
Cloud segment — recurring service	18.9	47.7%	12.6	45.5%	6.3	2.2

	$204.0	57.1%	$200.4	54.9%	$3.6	2.2

For the eight months ended December 31, 2013, overall gross margin percentage increased by an absolute 2.2% to 57.1% compared to 54.9% for the eight months ended December 31, 2012 primarily as a result of the acquisition of prairieFyre, as discussed in “Significant Events and Recent Developments — 2012” under the “Overview” section above.

Premise segment product gross margin percentage increased by an absolute 2.4% to 67.9% for the eight months ended December 31, 2013 when compared to the eight months ended December 31, 2012 primarily due to the acquisition of prairieFyre. Premise segment service gross margin percentage increased by an absolute 2.9% to 38.1% in the eight months ended December 31, 2013 when compared to the eight months ended December 31, 2012 due primarily to cost reductions from restructuring actions taken during the period.

Cloud segment product gross margin percentage decreased to 52.3% for the eight months ended December 31, 2013 when compared to the eight months ended December 31, 2012 primarily due to the mix of product sales. Cloud segment recurring service gross margin percentage increased by an absolute 2.2% to 47.7% in the eight months ended December 31, 2013 when compared to the eight months ended December 31, 2012 due to the increase in revenues, as certain costs of revenues remain fixed.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 37.0% of revenues in the eight months ended December 31, 2013 from 36.0% in the eight months ended December 31, 2012, an increase of $0.9 million in absolute dollars. Our SG&A expenses for the eight months ended December 31, 2013 included $3.1 million (the eight months ended December 31, 2012 — $2.8 million) of stock-based compensation expense associated with employee stock options. The remaining increase in SG&A expenses was largely driven by the June 2013 acquisition of prairieFyre as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above, partially offset by cost savings as a result of restructurings completed in August 2012.

Research and Development

R&D expenses in the eight months ended December 31, 2013 increased to 10.7% of revenues compared to 10.2% of revenues for the eight months ended December 31, 2012, an increase of $1.0 million in absolute dollars. The increase was due to the June 2013 acquisition of prairieFyre, as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above, partially offset by cost savings as a result of restructurings completed in August 2012.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $14.6 million in the eight months ended December 31, 2013. The charges consisted of $8.0 million of restructuring-related expenses, primarily for headcount reductions, consisting of the termination of approximately 75 employees, and lease termination obligations in North America as we reduced our cost structure, as well as $6.6 million of acquisition and integration activity, including costs relating to the acquisitions of Aastra and prairieFyre, as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above.

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

Amortization of acquisition-related intangible assets

In the eight months ended December 31, 2013 amortization of acquisition-related intangible assets increased to $16.5 million compared to $15.0 million for the eight months ended December 31, 2012. The increase is due primarily to the acquisition of prairieFyre in June 2013.

Operating Income (Loss)

We reported operating income of $2.5 million for the eight months ended December 31, 2013 compared to an operating loss of $2.0 million for the eight months ended December 31, 2012. The increase was primarily due to a higher gross margin percentage as described above, which was partially offset by lower revenues.

Non-Operating Expenses

Interest Expense

Interest expense was $17.1 million for the eight months ended December 31, 2013 compared to $12.3 million for the eight months ended December 31, 2012. Our interest expense for the eight months ended December 31, 2012 relates predominantly to our prior credit facilities that bore interest based on the LIBOR, plus an applicable margin. Our interest expense for the eight months ended December 31, 2013 relates to the February 2013 Credit Facilities (as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above) that bear interest based on the LIBOR (subject to a 1.25% floor), plus an applicable margin. The increase in interest expense is primarily due to a LIBOR floor and a higher applicable margin in the February 2013 Credit Facilities as compared to the prior credit facilities, which more than offset the effect of lower debt levels due to debt repayments.

For the eight months ended December 31, 2013, the average LIBOR applicable to our credit agreements was 0.3% and, as a result, the LIBOR floor was applicable (eight months ended December 31, 2012 — 0.4%, with no LIBOR floor).

Income Tax Recovery

We recorded a net tax recovery of $10.1 million for the eight months ended December 31, 2013 and a net tax recovery of $7.1 million for the eight months ended December 31, 2012. The tax recoveries were due primarily to research and development tax credits, primarily in Canada.

At December 31, 2013 and December 31, 2012, we assessed the likelihood of the Company’s future taxable income and determined there was no significant change from April 30, 2013 and April 30, 2012, respectively. At December 31, 2013, there continues to be a valuation allowance of $26.5 million (April 30, 2013 — $35.3 million) against deferred tax assets, primarily in the U.K. Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

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

Net Loss from Discontinued Operations

The DataNet business unit was sold in March 2013 (as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above). As a result, the operations of DataNet have been reported on the consolidated statements of operations as discontinued operations up to the date of sale. The following table provides information on the operations of DataNet for the periods presented, in millions:

Eight Months Ended December 31, 2012 (unaudited)
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

Other Comprehensive Income (Loss)

Other comprehensive income of $33.9 million for the eight months ended December 31, 2013 was due primarily to pension liability adjustments for our defined benefit pension plans. In particular, we recorded a decrease in the defined benefit obligations due to an increase in the discount rate used to value the obligations. The discount rate assumption was determined using prevailing rates available on high-quality, fixed income debt instruments in the jurisdiction of each respective plan.

Other comprehensive income of $5.9 million for the eight months ended December 31, 2012 was due primarily to pension liability adjustments for our defined benefit pension plans as a result of an increase in the discount rate used to value the defined benefit obligation.

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

Results of Operations — Year Ended April 30, 2013 Compared to Year Ended April 30, 2012

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Year Ended April 30,				Change
	2013		2012
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$576.9	100.0%	$611.8	100.0%	$(34.9)	(5.7)
Cost of revenues	256.3	44.4%	282.4	46.2%	(26.1)	(9.2)

Gross margin	320.6	55.6%	329.4	53.8%	(8.8)	(2.7)

Selling, general and administrative	198.7	34.4%	200.6	32.8%	(1.9)	(0.9)
Research and development	55.7	9.7%	58.6	9.6%	(2.9)	(4.9)
Special charges and restructuring costs	20.3	3.5%	17.1	2.8%	3.2	18.7
Amortization of acquisition-related intangible assets	22.3	3.9%	22.3	3.6%	—	—
Loss on litigation settlement	1.5	0.3%	1.5	0.2%	—	—

	298.5	51.7%	300.1	49.1%	(1.6)	(0.5)

Operating income	22.1	3.8%	29.3	4.8%	(7.2)	(24.6)
Interest expense	(19.7)	(3.4)%	(18.8)	(3.1)%	(0.9)	(4.8)
Debt retirement costs	(2.6)	(0.5)%	—	—	(2.6)	*
Other income (expense)	1.3	0.2%	(0.7)	(0.1)%	2.0	*
Income tax recovery	8.8	1.5%	39.4	6.4%	(30.6)	*

Net income from continuing operations	9.9	1.7%	49.2	8.0%	(39.3)	*
Net income (loss) from discontinued operations	(3.7)	(0.6)%	0.6	0.1%	(4.3)	*

Net income	$6.2	1.1%	$49.8	8.1%	$(43.6)	*

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$85.0	14.7%	$86.9	14.2%	$(1.9)	(2.2)
Adjusted EBITDA from discontinued operations	(1.3)	(0.2)%	1.1	0.2%	(2.4)	*

Adjusted EBITDA	$83.7	14.5%	$88.0	14.4%	$(4.3)	(4.9)

Net income (loss) per common share — Basic
Net income per share from continuing operations	$0.19		$0.92
Net income (loss) per share from discontinued operations	$(0.07)		$0.01
Net income per common share	$0.12		$0.93
Net income (loss) per common share — Diluted
Net income per share from continuing operations	$0.18		$0.88
Net income (loss) per share from discontinued operations	$(0.07)		$0.01
Net income per common share	$0.11		$0.89

*	The comparison is not meaningful.

Revenues

Our reportable segments are determined in accordance with how our management views and evaluates our business. The following tables set forth revenues by business segment in dollars and as a percentage of total revenues:

	Year ended April 30,				Change
	2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Premise segment — product	$357.5	62.0%	$392.9	64.3%	$(35.4)	(9.0)
Premise segment — service	166.9	28.9%	185.9	30.4%	(19.0)	(10.2)
Cloud segment — product	8.4	1.5%	6.4	1.0%	2.0	31.3
Cloud segment — recurring service	44.1	7.6%	26.6	4.3%	17.5	65.8

	$576.9	100.0%	$611.8	100.0%	$(34.9)	(5.7)

Premise segment product revenues decreased by $35.4 million, or 9.0%, to $357.5 million for the year ended April 30, 2013 compared to the year ended April 30, 2012. Premise segment service revenues decreased by $19.0 million, or 10.2%, to $166.9 million for the year ended April 30, 2013 compared to the year ended April 30, 2012. The decrease in Premise segment revenues was due to lower volumes and services in most geographies as a result of a challenging macro-economic environment, coupled with customers migrating to a cloud recurring model.

Cloud segment product revenues increased by $2.0 million to $8.4 million for the year ended April 30, 2013 compared to the year ended April 30, 2012 due to increased sales to cloud service providers.

For the year ended April 30, 2013 compared to the year ended April 30, 2012, Cloud segment recurring service revenues increased by $17.5 million, or 65.8%, to $44.1 million. The increase in Cloud segment recurring revenues reflects new and existing customers migrating to our cloud solutions.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Year ended April 30,				Change
	2013		2012
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment — product	$234.8	65.7%	$246.9	62.8%	$(12.1)	2.9
Premise segment — service	60.5	36.2%	66.4	35.7%	(5.9)	0.5
Cloud segment — product	5.1	60.7%	4.0	62.5%	1.1	(1.8)
Cloud segment — recurring service	20.2	45.8%	12.1	45.5%	8.1	0.3

	$320.6	55.6%	$329.4	53.8%	$(8.8)	1.8

For the year ended April 30, 2013, overall gross margin percentage increased by an absolute 1.8% to 55.6% compared to 53.8% for the year ended April 30, 2012 primarily due to lower product costs as well as improved product mix as our sales mix continues to trend towards higher margin software products.

Premise segment product gross margin percentage increased by an absolute 2.9% to 65.7% for the year ended April 30, 2013 when compared to the year ended April 30, 2012 while Premise segment service gross margin percentage increased by an absolute 0.5% to 36.2% in the year ended April 30, 2013 when compared to the year ended April 30, 2012. The increase in Premise segment product and service gross margin percentages were primarily as a result of improved product mix as our sales mix continues to trend towards higher margin software products, as well as cost reductions from restructuring actions taken.

Cloud segment product gross margin percentage decreased to 60.7% for the year ended April 30, 2013 primarily due to the mix of product sales. Cloud segment recurring service gross margin percentage increased by an absolute 0.3% to 45.8% in the year ended April 30, 2013 when compared to the year ended April 30, 2012 primarily due to the increase in revenues, as certain costs of revenues remain fixed.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 34.4% of revenues for the year ended April 30, 2013 compared to 32.8% of revenues for the year ended April 30, 2013, a decrease of $1.9 million in absolute dollars. Our SG&A expenditures for the year ended April 30, 2013 included $4.2 million (year ended April 30, 2012 — $4.8 million) of stock-based compensation expenses associated with employee stock options.

The decrease in SG&A in absolute dollars was largely driven by lower headcount as a result of the restructuring activities during the year. SG&A expenses as a percentage of revenues increased for the year ended April 30, 2013 compared to the year ended April 30, 2012 due to lower revenues.

Research and Development

R&D expenses increased to 9.7% of revenues for the year ended April 30, 2013 compared to 9.6% of revenues for the year ended April 30, 2012, a decrease of $2.9 million in absolute dollars. The decrease in absolute dollars was driven primarily by a reduction in costs from the closure of a research and development facility in Ireland during the year ended April 30, 2012.

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

Amortization of acquisition-related intangible assets

In the year ended April 30, 2013 amortization of acquisition-related intangible assets remained unchanged at $22.3 million compared to the year ended April 30, 2012

Operating Income

We reported operating income of $22.1 million for the year ended April 30, 2013 compared to operating income of $29.3 million for the year ended April 30, 2012. The decrease was primarily due to lower revenues, which were partially offset by a higher gross margin percentage, and lower operating expenses.

Non-Operating Expenses

Interest Expense

Interest expense was $19.7 million for the year ended April 30, 2013 compared to $18.8 million for the year ended April 30, 2012. Our interest expense for the year ended April 30, 2012 and the first 10 months of the year ended April 30, 2013 relates predominantly to our Prior Credit Facilities that bore interest based on the LIBOR, plus an applicable margin. Our interest expense for the last two months of the year ended April 30, 2013 relates to our February 2013 Credit Facilities (as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above) that bear interest based on the LIBOR (subject to a 1.25% floor), plus an applicable margin. The increase in interest expense is primarily due to a LIBOR floor and a higher applicable margin in the February 2013 Credit Facilities as compared to the Prior Credit Facilities, which more than offset the effect of lower debt levels due to debt repayments.

For the year ended April 30, 2013, the average LIBOR applicable to our credit agreements remained unchanged at 0.4%, (year ended April 30, 2012 — 0.4%).

Debt Retirement Costs

In the fourth quarter of the year ended April 30, 2013, we repaid all amounts outstanding under Prior Credit Facilities (as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above). As a result, we recorded an expense of $2.6 million primarily for unamortized debt issue costs relating to our Prior Credit Facilities.

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

Excluding the effect of changes in valuation allowance, we recorded a net tax recovery of $8.3 million for the year ended April 30, 2013 and a net tax recovery of $4.0 million for the year ended April 30, 2012. The tax recoveries were due primarily to research and development tax credits.

Net Income from Continuing Operations

Our net income from continuing operations for the year ended April 30, 2013 was $9.9 million compared to $49.2 million for the year ended April 30, 2012. The decrease in net income from continuing operations was due to a lower tax recovery and lower revenues, which was partially offset by a higher gross margin percentage and lower operating expenses.

Net Income from Discontinued Operations

The DataNet business unit was sold in March 2013 (as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above). As a result, the operations of DataNet have been reported on the consolidated statements of operations as discontinued operations up to the time of sale. The following table provides information on the operations of DataNet for the periods presented, in millions:

	Year ended April 30,
	2013 (1)	2012
Revenues	$40.7	$57.9

Income (loss) from discontinued operations, before taxes	$(4.8)	$1.1
Income tax recovery (expense)	1.1	(0.5)

Net income (loss) from discontinued operations, net of tax	$(3.7)	$0.6

(1)	Operating results for the year-ended April 30, 2013 consist of operations up to the date of sale on March 1, 2013.

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

Other Comprehensive Income (Loss)

Other comprehensive loss of $16.6 million for the year ended April 30, 2013 was due primarily to pension liability adjustments for our defined benefit pension plans. In particular, we recorded an increase in defined benefit obligations due to a decrease in the discount rate used to value the obligations. The discount rate assumption was determined using prevailing rates available on high-quality, fixed income debt instruments in the jurisdiction of each respective plan.

Other comprehensive loss of $16.3 million for the year ended April 30, 2012 was due primarily to pension liability adjustments for our defined benefit pension plans as a result of a decrease in the discount rate used to value the defined benefit obligation.

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

Cash Flows — Comparison of the Year Ended December 31, 2014 to Eight Months Ended December 31, 2013

Below is a summary of results of cash flows and a discussion of results for the year ended December 31, 2014 compared to the eight months ended December 31, 2013.

	Twelve Months Ended December 31, 2014	Eight Months Ended December 31, 2013	Change
		(in millions)
Net cash provided by (used in)
Operating activities	$72.5	$17.7	$54.8
Investing activities	(21.7)	(26.0)	4.3
Financing activities	28.0	(21.9)	49.9
Effect of exchange rate changes on cash and cash equivalents	(7.7)	1.4	(9.1)

Increase (decrease) in cash and cash equivalents	$71.1	$(28.8)	$99.9

Cash and cash equivalents, end of year	$111.3	$40.2	$71.1

Cash Provided by Operating Activities

Cash generated from operating activities for the year ended December 31, 2014 was $72.5 million compared with $17.7 million for the eight months ended December 31, 2013. The higher cash flows from operations was largely due to the acquisition of Aastra as well as the results of operations for the longer twelve-month period ending December 31, 2014 compared to the eight months ending December 31, 2013.

Cash Used in Investing Activities

Net cash used for investing activities was $21.7 million for the year ended December 31, 2014 compared to net cash used of $26.0 million for the eight months ended December 31, 2013.

The cash used in investing activities for the year ended December 31, 2014 includes $8.2 million for acquisitions consisting of $0.6 million for the January 2014 acquisition of Aastra (cash paid of $80.0 million, net of cash acquired of $79.4 million) and $7.6 million for the March 2014 acquisition of Oaisys (cash paid of $7.9 million net of cash acquired of $0.3 million).

The cash used in investing activities for the eight months ended December 31, 2013 includes $23.1 million for the June 2013 acquisition of prairieFyre consisting of the amount paid of $27.3 million, net of cash and cash equivalents acquired of $4.2 million.

Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2014 net cash provided by financing activities was $28.0 million, compared to cash used in financing activities of $21.9 million for the eight months ended December 31, 2013.

Cash provided by financing for the year ended December 31, 2014 consists primarily of net proceeds from the January 2014 refinancing, partially offset by the $25.0 million voluntary prepayment of our term loan made in August 2014 and the $25.0 million voluntary prepayment of our term loan made in May 2014. The proceeds from the new credit facility of $353.2 million were partially offset by repayments of the prior credit facilities of $258.5 million as well as fees and costs related to the refinancing of $15.2 million.

For the eight months ended December 31, 2013 cash used in financing activities was driven primarily by a $20.0 million voluntary prepayment of our first lien debt in November 2013 (as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above).

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $7.7 million for the year ended December 31, 2014 (eight months ended December 31, 2013 — increased cash by $1.4 million).

Cash Flows — Comparison of Eight Months Ended December 31, 2013 to Twelve Months Ended April 30, 2013

Below is a summary of results of cash flows and a discussion of results for the eight months ended December 31, 2013 and twelve months ended April 30, 2013.

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

Cash Provided by Operating Activities

Cash generated from operating activities for the eight months ended December 31, 2013 was $17.7 million compared with $44.0 million for the twelve months ended April 30, 2013. The lower cash flows from operations was largely the result of lower operating results due primarily to an eight-month period for the eight months ending December 31, 2013 compared to a twelve-month period ending April 30, 2013.

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

Cash Used in Financing Activities

For the eight months ended December 31, 2013 net cash used in financing activities was $21.9 million, compared to cash used in financing activities of $41.1 million for the twelve months ended April 30, 2013. For the eight months ended December 31, 2013 cash used in financing activities was driven primarily by a $20.0 million voluntary prepayment of our first lien debt in November 2013 (as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above). For the twelve months ended April 30, 2013 cash used in financing activities was driven primarily by the repayment of our debt in connection with the February 2013 debt refinancing (as discussed in “Significant Events and Recent Developments — 2013” under the “Overview” section above).

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $1.4 million for the eight months ended December 31, 2013 (twelve months ended April 30, 2013 —decrease by $1.0 million).

Cash Flows — Comparison of Year Ended April 30, 2013 to Year Ended April 30, 2012

Below is a summary of results of cash flows and a more detailed discussion of results for the years ended April 30, 2013 and April 30, 2012.

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

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $1.0 million during the year ended April 30, 2013 (year ended April 30, 2012 — $0.8 million).

Liquidity and Capital Resources

As of December 31, 2014, our liquidity consisted primarily of cash and cash equivalents of $111.3 million and an undrawn $50.0 million revolving credit facility. At December 31, 2014, we had $304.1 million outstanding under our term loan and had stated shareholders’ equity of $449.6 million.

Cash and Cash Equivalents

At December 31, 2014 and December 31, 2013, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

January 2014 Credit Facilities

On January 31, 2014, in conjunction with the acquisition of Aastra (as discussed in “Significant Events and Recent Developments — 2014” under the “Overview” section above), we refinanced our credit facilities. The new credit facilities consist of a $355.0 million term loan and a $50.0 million revolving facility (the “January 2014 Credit Facilities”). Proceeds of $353.2 million (net of original discount of $1.8 million), along with cash on hand, were used to repay the remaining $258.5 million outstanding on the prior credit facilities, the $80.0 million of cash consideration paid for the acquisition of Aastra, as well as fees and expenses in connection with the refinancing and the acquisition of Aastra. In May 2014, we made a $25.0 million voluntary prepayment of our term loan. In August 2014 we made an additional $25.0 million voluntary prepayment of our term loan.

Subsequent to our year ended December 31, 2014, we made a further $25.0 million voluntary prepayment of our term loan in February 2015.

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

As a result of our operating performance and our assessment of debt market conditions, we may seek to amend our existing senior secured credit facility to reduce the variable interest rates on our term loan facility. Any amendment to the term loan facility would be subject to the approval of the holders of our term loan and other conditions. As such, there is no guarantee that we would be able to obtain such an amendment.

The term loan requires quarterly principal repayments of 0.25% of the original outstanding principal. In addition, we are required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the January 2014 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days following the end of the fiscal year. The first annual excess cash flow payment is required to be paid within 100 days of December 31, 2014.

Voluntary prepayments are applied against mandatory principal repayments. As a result, we estimate that our annual principal repayments due in the next twelve months, including the 2014 annual excess cash flow payment, will be nil.

The term loan can be repaid without premium or penalty. The January 2014 Credit Facilities have customary default clauses, wherein repayment of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory repayments under the credit facilities.

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

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
June 30, 2014 through March 31, 2015	3.00:1.00
June 30, 2015 through March 31, 2016	2.50:1.00
June 30, 2016 through March 31, 2017	2.25:1.00
June 30, 2017 and thereafter	2.00:1.00

The following table presents our maximum Leverage Ratio and our actual Leverage Ratio:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
June 30, 2014	3.00	1.90
September 30, 2014	3.00	1.60
December 31, 2014	3.00	1.50

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At December 31, 2014, the plan had an unfunded pension liability of $91.2 million (December 31, 2013 — $57.3 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the 2014 calendar year was determined to be $5.0 million (£3.2 million), and will increase at an annual rate of 3% for the calendar years 2015 and 2016.

As part of the acquisition of Aastra, we assumed certain unfunded pension obligations related to entities in France and Germany. In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. At December 31, 2014, we had unfunded pension liabilities in France and Germany totaling $24.2 million. In addition, as part of the acquisition of Aastra, we assumed a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At December 31, 2014, a liability of $18.9 million was recorded for Mitel’s pro-rata share of the pension liability. Mitel’s pro-rata share of the pension liability at the date of acquisition was $5.7 million.

Liquidity

We believe we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on restructuring and integration actions, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, market acceptance of our products and the cost and timing of potential acquisitions. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under our existing credit agreements.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2014:

	Payments Due by Fiscal Year
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Long-term debt obligations (1)	$15.9	$15.9	$15.9	$15.9	$15.9	$305.5	$385.0
Capital lease obligations (2)	5.8	4.7	2.8	0.8	—	—	14.1
Operating lease obligations (3)	22.2	19.4	15.1	11.8	7.5	21.7	97.7
Defined benefit plan contributions (4)	5.2	5.3	—	—	—	—	10.5
Other	4.2	—	—	—	—	—	4.2

Total	$53.3	$45.3	$33.8	$28.5	$23.4	$327.2	$511.5

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
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these obligations range from 5.1% to 7.4%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2016 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Consolidated Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $17.0 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

Obligations arising from R&D spending commitments under an agreement, dated October 10, 2002, with the Government of Canada are not included in the above table. The agreement, as last amended on March 10, 2010, requires us to spend at least 3.5% of our annual revenues in R&D in Canada and to make at least 50% of our total R&D expenditures in Canada for each 12-month period ending April 30, until an aggregate of C$366.5 million worth of R&D has been spent in Canada since April 1, 2006. At December 31, 2014, we have spent approximately $345.2 million on R&D activities in Canada since April 1, 2006.

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

Off-Balance Sheet Arrangements

We have the following significant off-balance sheet arrangements:

Letters of Credit

We had $4.0 million in letters of credit, bank guarantees or similar instruments outstanding as of December 31, 2014 (December 31, 2013 — $1.2 million).

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

Off-balance Sheet Lease Obligations

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At December 31, 2014, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $61.7 million (December 31, 2013 — $87.8 million).

Critical Accounting Policies

The preparation of our Consolidated Financial Statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our Consolidated Financial Statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and as such actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Consolidated Financial Statements. The following critical accounting policies are those that we believe require a high level of subjectivity and judgment and have a material impact on our financial condition and operating performance:

Revenue Recognition

For products sold through our authorized channel partners, arrangements usually involve multiple elements, including post-contract technical support. We also sell products and installation, and related maintenance and support services, directly to customers. Due to the nature of our sales agreements, judgment is routinely applied in the area of unbundling of multiple-element arrangements using the relative selling price hierarchy. In particular, to determine the relative selling price of each element in a multiple-element arrangement, we first determine whether Vendor Specific Objective Evidence (“VSOE”) of selling price exists for each element. Where VSOE of selling price does not exist for an element, we then look to third-party evidence of selling price. However, third-party evidence is not generally available as our product offerings differ from those of our competitors and competitor pricing is often not available. In such cases where VSOE and third-party evidence cannot establish a selling price, we estimate the selling price for an element by determining the price at which we would transact if the products or services were to be sold on a standalone basis. In establishing the estimated selling price, management judgment is involved and we consider a number of factors including, but not limited to, geographies, customer segments and pricing practices.

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

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 3.9% of the ending aggregate lease portfolio as of December 31, 2014 compared to 4.0% at December 31, 2013. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of December 31, 2014. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of December 31, 2014 and 2013, the provision represented 5.3% and 4.8% of gross receivables, respectively.

Goodwill

We assess goodwill for impairment on an annual basis, or more frequently if circumstances warrant. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. At December 31, 2013, our reporting units were our reported operating segments: Mitel Communications Solutions (“MCS”), Mitel NetSolutions (“NetSolutions”) and Other. In January 2014, in conjunction with the acquisition of Aastra, we reorganized our business into two reporting segments: Premise and Cloud (as discussed in “Significant Events and Recent Developments — 2014” under the “Overview” section above). As a result, we reallocated our total goodwill to the new reporting units on a relative fair value basis. At December 31, 2014 our total goodwill of $340.3 million was allocated as follows: $291.8 million to our Premise segment and $48.5 million to our Cloud segment.

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

In performing the annual goodwill impairment test we considered three generally accepted approaches for valuing a business: the income, market and cost approaches. Based on the nature of our business and the reporting units’ current and expected financial performance, we determined that the market approach was the most appropriate method for estimating the fair value of the reporting units under the first step of the analysis. For the market approach, we analyzed the valuation indicators that our market capitalization implies, including enterprise value to EBITDA and enterprise value to revenue. Consideration of these factors inherently involves a significant amount of judgment, and significant changes in the underlying assumptions used may result in fluctuations in the value of goodwill that is supported.

We have historically performed our annual goodwill impairment test the first day of our fiscal fourth quarter. The result of our annual impairment tests, performed on October 1, 2014 and 2013, resulted in no impairment charge. The fair value of each reporting unit exceeded its carrying value.

Erosion in capital markets, material reductions in our expected cash flow forecasts, significant reductions in our market capitalization or a significant decline in economic conditions, in addition to changes to the underlying assumptions used in our valuation approach described above, could all lead to future impairment in goodwill.

Special Charges and Restructuring Costs

Special charges and restructuring costs consist of costs related to restructuring and integration activities as well as acquisition-related costs. Restructuring and integration costs generally relate to workforce reductions and facility reductions incurred to eliminate duplication of activities as a result of acquisitions or to improve operational efficiency. Costs related to workforce reductions are recorded when the company has committed to a plan of termination and notified the employees of the terms of the plan. Costs related to facility reductions primarily consist of lease termination obligations for vacant facilities, which generally include the remaining payments on an operating lease. Lease termination obligations are reduced for probable future sublease income. Because we are required to project sublease income for many years into the future, management used considerable judgment in determining certain estimates relating to the timing, availability and amount of sublease income that we expect to receive. In addition, restructuring and integration costs include professional services and consulting services incurred to complete the integration acquisitions, which are expensed as incurred. Acquisition-related costs consist of direct incremental costs incurred related to diligence activities and closing costs, and are expensed as incurred.

As of December 31, 2014, the liability relating to lease termination obligations was $7.6 million, with $3.9 million recorded as current (December 31, 2013 — total of $5.4 million, with $3.2 million recorded as current). This estimate will change as a result of actual results and changes in assumptions regarding vacancy, market rate, and operating costs.

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

In the year ended December 31, 2014, we updated our assessment of the realizability of our deferred tax assets. At December 31, 2014, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there continues to be a valuation allowance of $32.1 million (December 31, 2013 — $26.5 million) against deferred tax assets primarily in the United Kingdom.

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

Pension Costs

We operate a defined benefit plan in the U.K. and, as a result of the acquisition of Aastra, defined benefit plans in Switzerland, Germany, France and Italy.

Our defined benefit plan in the U.K. (“U.K. Plan”) is partially funded and was closed to new members in 2001 and was closed to new service in November 2012.

As a result of the acquisition of Aastra, we assumed unfunded defined benefit obligations related to France, Italy and Germany (“France Plan”, “Italy Plan” and “Germany Plan”, respectively). Under the France Plan and

Italy Plan, retirees generally benefit from a lump sum payment upon retirement or departure. Under the Germany Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.

In addition, as a result of the acquisition of Aastra, we operate a partially funded multiple-employer pension plan in Switzerland (“Switzerland Plan”). Under the Switzerland Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. As the plan is a multiple-employer plan, the Consolidated Financial Statements include our pro-rata share of assets, projected benefit obligation and pension benefit cost.

For all of our defined benefit plans, the pension liability and pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, inflation rates, expected return on plan assets and life expectancy of the members. In estimating the discount rates and expected returns, we considered market conditions at the valuation date of December 31, 2014. Material changes in our pension benefit costs may occur in the future as a result of changes to these assumptions or market conditions.

For the year ended December 31, 2014, changes in valuation assumptions, in particular a decrease in the discount rates due to macro-economic conditions, produced an unfavorable impact on our benefit obligations. As a result, the benefit obligations for our U.K Plan increased to $265.3 million at December 31, 2014 from $226.4 million at December 31, 2013 and our benefit obligation for our Switzerland Plan increased to $114.9 million at December 31, 2014 from $104.1 million at January 31, 2014 (our acquisition date of Aastra).

Stock-Based Compensation for Stock options

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employees’ requisite service period, which is generally the vesting period. We have estimated the volatility of our common shares using the historical volatility of comparable public companies. We determine the comparable public companies based on a number of factors including similarity to us with respect to industry, business model, stage of growth and financial risk. The selection of comparable public companies requires significant management judgment and a change in the volatility assumption could significantly affect the determination of stock-based compensation expense. We expect to continue to use the historical volatility of comparable companies until our historical volatility as a publicly-traded company is sufficiently established to measure expected volatility for option grants, which we expect to occur in 2015.

Based on these assumptions, stock-based compensation expense reduced our results of operations by $6.1 million for the year ended December 31, 2014. As of December 31, 2014, there was $12.7 million of unrecognized stock-based compensation expense (December 31, 2013 — $6.0 million). We expect these awards to be recognized over a weighted average period of 3.1 years (December 31, 2013 — 2.3 years).

Recent Accounting Pronouncements

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU adds a Revenue from Contracts with Customers subtopic to the FASB ASC and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendment becomes effective for the Company in the first quarter of 2017 and early adoption is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

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

Foreign Currency Risk

We are exposed to currency rate fluctuations related primarily to our future net cash flows from operations in Euros, British pounds sterling, Canadian dollars, Swedish krona, Australian dollars and Swiss francs. We have used, and may use in the future, foreign currency forward contracts to mitigate the short-term impact of currency fluctuations on certain foreign currency receivables, payables and intercompany balances. These contracts are not entered into for speculative purposes, and are not treated as hedges for accounting purposes. We also have used, and may use in the future, forward contracts to hedge certain probable future cash flows. These forward contracts are not entered into for speculative purposes and are treated as hedges for accounting purposes.

At December 31, 2014, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for cash flow hedging of less than $0.1 million. As of December 31, 2014, a 5.0% appreciation in the U.S. dollar would have resulted in an additional unrealized gain of $0.5 million on those foreign currency forward contracts. As at December 31, 2014, a 5.0% depreciation in the U.S. dollar would have resulted in an additional unrealized loss of $0.5 million on those foreign currency forward contracts.

Interest Rate Risk

In accordance with our corporate policy, cash equivalent and short-term investment balances are primarily comprised of high-grade commercial paper and money market instruments with original maturity dates of less than three months. Due to the short-term maturity of these investments, we are not subject to significant interest rate risk with respect to these investments.

We are exposed to interest rate risk on our January 2014 Credit Facilities consisting of a revolving facility and a term loan. The $50.0 million undrawn revolving credit facility bears interest at a rate of LIBOR plus 4.25% and expires in January 2019. If the entire revolving credit facility were utilized, each 1.0% adverse change in LIBOR would currently result in an additional $0.5 million in interest expense per year. The $355.0 million term loan matures in January 2020 and bears interest at a rate of LIBOR plus 4.25%, with LIBOR subject to a floor of 1.00%. The impact of each 1.0% adverse change in LIBOR on the first lien term loan, would result in an additional $3.0 million in interest expense per year. However, we would not be affected by adverse changes in interest rates until LIBOR exceeds the 1.00% floor.

In addition, our defined benefit pension plans are exposed to changes in interest rate risk through their investment in bonds and the discount rate assumption.

The interest rates on our obligations under capital leases are fixed and therefore not subject to interest rate risk.

Credit Risk

Our financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables, sales-type lease receivables as well as assets held by our defined benefit pension plans. In addition, we are exposed to credit risk through our recourse obligations on sold sales-type leases. Cash equivalents are invested in government and commercial paper with investment grade credit rating. We are exposed to normal credit risk from customers. However, we have a large number of diverse customers to minimize concentrations of credit risk.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the accompanying consolidated balance sheets of Mitel Networks Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2014, the eight months ended December 31, 2013, and the years ended April 30, 2013 and April 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mitel Networks Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014, the eight months ended December 31, 2013, and the years ended April 30, 2013 and April 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

February 26, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the internal control over financial reporting of Mitel Networks Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Aastra Technologies Limited (“Aastra”), a company acquired in a business combination on January 31, 2014. Tangible assets of approximately $274.6 million and liabilities of approximately $245.6 million related to the Aastra business were included in Mitel’s consolidated balance sheet at December 31, 2014 and total revenues of approximately $524.9 million and a net loss of approximately $16.1 million were included in the consolidated statement of operations for the year ended December 31, 2014 (representing operations of the Aastra business from the acquisition date of January 31, 2014). Accordingly, our audit did not include the internal control over financial reporting at Aastra. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants

Licensed Public Accountants

Ottawa, Canada

February 26, 2015

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$111.3	$40.2
Accounts receivable (net of allowance for doubtful accounts of $13.2 and $5.3, respectively)	237.5	104.3
Sales-type lease receivables (net) (note 5)	18.1	13.9
Inventories (net) (note 6)	88.3	36.9
Deferred tax asset (note 23)	31.7	17.3
Other current assets (note 7)	53.2	26.5

	540.1	239.1
Non-current portion of sales-type lease receivables (net) (note 5)	19.7	12.1
Deferred tax asset (note 23)	133.6	127.5
Property and equipment (net) (note 8)	50.7	28.5
Identifiable intangible assets (net) (note 9)	175.8	50.7
Goodwill (note 10)	340.3	147.3
Other non-current assets	18.6	15.3

	$1,278.8	$620.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 11)	$215.0	$82.8
Current portion of deferred revenue	78.2	39.4
Current portion of long-term debt (note 13)	6.2	5.3

	299.4	127.5
Long-term debt (note 13)	310.6	264.2
Long-term portion of deferred revenue	35.6	16.6
Deferred tax liability (note 23)	15.3	14.4
Pension liability (note 24)	136.1	57.3
Other non-current liabilities	34.0	22.1

	831.0	502.1

Commitments, guarantees and contingencies (notes 14 and 15)
Shareholders’ equity:
Common shares, without par value — unlimited shares authorized; issued and outstanding: 100.1 and 54.4, respectively (note 16)	1,216.3	814.9
Warrants (note 18)	39.1	39.1
Additional paid-in capital	38.0	35.3
Accumulated deficit	(698.6)	(691.3)
Accumulated other comprehensive loss	(147.0)	(79.6)

	447.8	118.4

	$1,278.8	$620.5

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Revenues:
Product	$757.3	$220.6	$365.9	$399.3
Services	262.4	97.1	166.9	185.9
Cloud recurring	84.3	39.6	44.1	26.6

	1,104.0	357.3	576.9	611.8
Cost of revenues:
Product	315.6	72.5	126.0	148.4
Services	154.9	60.1	106.4	119.5
Cloud recurring	43.4	20.7	23.9	14.5

	513.9	153.3	256.3	282.4

Gross margin	590.1	204.0	320.6	329.4

Expenses:
Selling, general and administrative	344.7	132.1	198.7	200.6
Research and development	118.3	38.3	55.7	58.6
Special charges and restructuring costs (note 20)	72.7	14.6	20.3	17.1
Amortization of acquisition-related intangible assets	53.4	16.5	22.3	22.3
Loss on litigation settlement	—	—	1.5	1.5

	589.1	201.5	298.5	300.1

Operating income	1.0	2.5	22.1	29.3
Interest expense	(21.0)	(17.1)	(19.7)	(18.8)
Debt retirement costs (note 13)	(16.2)	(0.6)	(2.6)	—
Other income (expense), net	6.0	(0.4)	1.3	(0.7)

Income (loss) from continuing operations, before income taxes	(30.2)	(15.6)	1.1	9.8
Current income tax recovery (expense) (note 23)	(7.7)	(7.7)	(10.3)	(8.4)
Deferred income tax recovery (expense) (note 23)	30.6	17.8	19.1	47.8

Net income (loss) from continuing operations	(7.3)	(5.5)	9.9	49.2
Net income (loss) from discontinued operations (note 4)	—	—	(3.7)	0.6

Net income (loss)	$(7.3)	$(5.5)	$6.2	$49.8

Net income (loss) per common share — Basic:
Net income (loss) per share from continuing operations	$(0.08)	$(0.10)	$0.19	$0.92
Net income (loss) per share from discontinued operations	—	—	$(0.07)	$0.01
Net income (loss) per share	$(0.08)	$(0.10)	$0.12	$0.93
Net income (loss) per common share-Diluted:
Net income (loss) per share from continuing operations	$(0.08)	$(0.10)	$0.18	$0.88
Net income (loss) per share from discontinued operations	—	—	$(0.07)	$0.01
Net income (loss) per share	$(0.08)	$(0.10)	$0.11	$0.89
Weighted-average number of common shares outstanding (note 19):
Basic	95.6	53.9	53.7	53.5
Diluted	95.6	53.9	56.2	56.0

(Note 21 contains supplemental cash flow information)

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Net income (loss)	$(7.3)	$(5.5)	$6.2	$49.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(13.5)	1.7	(1.6)	(0.4)
Recognition of foreign currency translation on closure of facility (note 20)	—	—	—	(2.0)
Pension liability adjustments, net of tax of $2.2 (note 24)	(53.9)	32.2	(15.0)	(13.9)

	(67.4)	33.9	(16.6)	(16.3)

Comprehensive income (loss)	$(74.7)	$28.4	$(10.4)	$33.5

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

	Common Shares			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount	Warrants
Balance at April 30, 2011	53.1	$805.5	$55.6	$10.8	$(741.8)	$(80.6)	$49.5

Comprehensive income (loss)	—	—	—	—	49.8	(16.3)	33.5
Exercise of stock options	0.5	3.9	—	(2.1)	—	—	1.8
Stock-based compensation	—	—	—	5.0	—	—	5.0

Balance at April 30, 2012	53.6	$809.4	$55.6	$13.7	$(692.0)	$(96.9)	$89.8

Comprehensive income (loss)	—	—	—	—	6.2	(16.6)	(10.4)
Exercise of stock options	0.1	1.0	—	(0.6)	—	—	0.4
Stock-based compensation	—	—	—	4.2	—	—	4.2
Expiration of warrants	—	—	(16.5)	16.5	—	—	—

Balance at April 30, 2013	53.7	$810.4	$39.1	$33.8	$(685.8)	$(113.5)	$84.0

Comprehensive income (loss)	—	—	—	—	(5.5)	33.9	28.4
Exercise of stock options	0.7	4.5	—	(1.6)	—	—	2.9
Stock-based compensation	—	—	—	3.1	—	—	3.1

Balance at December 31, 2013	54.4	$814.9	$39.1	$35.3	$(691.3)	$(79.6)	$118.4

Comprehensive loss	—	—	—	—	(7.3)	(67.4)	(74.7)
Exercise of stock options	1.5	10.1	—	(3.4)	—	—	6.7
Stock-based compensation	—	—	—	6.1	—	—	6.1
Issuance of shares (note 3)	44.2	391.3	—	—	—	—	391.3

Balance at December 31, 2014	100.1	$1,216.3	$39.1	$38.0	$(698.6)	$(147.0)	$447.8

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$(7.3)	$(5.5)	$6.2	$49.8
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	75.9	25.5	35.8	33.4
Stock-based compensation	6.1	3.1	4.2	4.8
Deferred income tax recovery	(30.6)	(17.8)	(19.1)	(47.8)
Goodwill impairment (note 10)	—	—	1.9	—
Non-cash portion of debt retirement costs	15.7	0.6	2.6	—
Non-cash movements in provisions	(2.0)	(2.7)	(1.1)	(6.6)
Change in non-cash operating assets and liabilities, net (note 21)	14.7	14.5	13.5	1.4

Net cash provided by operating activities	$72.5	$17.7	$44.0	$35.0

Investing activities:
Additions to property and equipment and intangible assets	(13.5)	(2.9)	(11.8)	(13.6)
Acquisitions, net of cash acquired (note 3)	(8.2)	(23.1)	—	—
Decrease in restricted cash	—	—	0.2	0.8

Net cash used in investing activities	$(21.7)	$(26.0)	$(11.6)	$(12.8)

Financing activities:
Proceeds from issuance of long-term debt (note 13)	353.2	—	276.4	—
Repayment of long-term debt (note 13)	(309.4)	(21.5)	(306.2)	(12.5)
Prepayment fees related to prior credit facilities (note 13)	(4.2)	—	—	—
Payment of deferred financing costs (note 13)	(11.0)	—	(8.5)	—
Repayment of capital lease liabilities and other long-term debt	(7.3)	(3.3)	(3.2)	(2.2)
Payment of litigation settlement obligation	—	—	—	(3.7)
Proceeds from issuance of common shares	6.7	2.9	0.4	1.8

Net cash provided by (used in) financing activities	$28.0	$(21.9)	$(41.1)	$(16.6)

Effect of exchange rate changes on cash and cash equivalents	(7.7)	1.4	(1.0)	(0.8)

Increase (decrease) in cash and cash equivalents	71.1	(28.8)	(9.7)	4.8
Cash and cash equivalents, beginning of period	40.2	69.0	78.7	73.9

Cash and cash equivalents, end of period	$111.3	$40.2	$69.0	$78.7

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in U.S. dollars, millions, except per share amounts)

1. BACKGROUND AND NATURE OF OPERATIONS

Mitel Networks Corporation (“Mitel” or the “Company”) is a global provider of business communications and collaboration software and services. Through direct and indirect channels as well as strategic technology partnerships, the Company serves a wide range of industry vertical markets, including education, government, healthcare, hospitality and retail in the United States, Canada and the rest of North and South America (collectively, the “Americas”), Europe, Middle East and Africa (collectively, “EMEA”) and Asia-Pacific regions.

On January 31, 2014, Mitel completed the acquisition of Aastra Technologies Limited (“Aastra”), a global provider of unified communications and collaboration software, solutions and services. Aastra’s results of operations are included in Mitel’s Consolidated Financial Statements from the date of acquisition.

2. ACCOUNTING POLICIES

a) Basis of Presentation

These Consolidated Financial Statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of financial statements.

b) Change in Fiscal Year

In January 2014, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of its Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2014. This resulted in a change in fiscal year end from April 30 to December 31. The required transition period of May 1, 2013 to December 31, 2013 is included in these financial statements. For comparative purposes, the unaudited results of operations and comprehensive income for the eight months ended December 31, 2012 and 12 months ended December 31, 2013 are included in note 27.

c) Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and of its subsidiary companies. Intercompany transactions and balances have been eliminated on consolidation.

d) Use of Estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting periods.

Estimates and assumptions are used for, but not limited to, the determination of the fair values of assets and liabilities acquired through acquisitions, allowance for doubtful accounts, inventory allowances, goodwill impairment assessments, estimated useful lives of property, equipment and intangible assets, accruals, lease recourse liability, warranty costs, sales returns, pension liability, contingencies, special charges and restructuring costs, income taxes, the valuation of stock options and estimated selling prices for certain elements in multiple-element arrangements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined. Actual results and outcomes could differ from these estimates.

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

Monetary assets and liabilities denominated in currencies foreign to the functional currency of each entity are translated into the functional currency using exchange rates in effect at the balance sheet date. All non-monetary assets and liabilities are translated at the exchange rates prevailing at the date the assets were acquired or the liabilities incurred. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses resulting from the translation of these accounts are included in the determination of net income for the period. For the year ended December 31, 2014, the Company recorded a foreign exchange gain of $3.9 (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — loss of $0.5, gain of $0.2 and loss of $1.5, respectively), which is included in other income (expense) on the consolidated statement of operations.

f) Revenue Recognition

General

The Company generates revenues primarily from the sale of enterprise communications systems and related services (collectively, a “Solution”), through channel partners and directly to enterprise customers. A typical Solution consists of a combination of IP phones, switches, software applications and support, which may include installation and training. A Solution may be deployed on the customer’s premise (premise-based solution) or deployed in a cloud environment (cloud-based solution).

The Company’s core software (“essential software”) is integrated with hardware and function together to deliver the essential functionality of the integrated system product. The Company also sells software applications (“non-essential software”), which provides increased features and functions but is not essential to the overall functionality of the integrated system products.

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

Premise segment revenue

The Premise segment generates revenues primarily from sales of multiple-element Solutions, typically as an upfront sale. The elements of a typical multiple-element Solution are as follows:

Product Revenue — Hardware and Essential Software:

The Company recognizes hardware and essential software revenue when the product is shipped or upon product acceptance where the agreement contains product acceptance terms that are more than perfunctory. Where hardware and essential software is an element in a multiple-element arrangement, relative selling price is established using an estimated selling price.

Non-Essential Software:

The Company recognizes non-essential software revenue when delivery has occurred in accordance with the terms and conditions of the contract. Where non-essential software deliverables are an element in a multiple-element arrangement, relative selling price of all non-essential software as a group is established using an estimated selling price. The Company then recognizes revenue for the non-essential software deliverables using industry-specific software revenue recognition guidance. In particular, where VSOE of fair value is not available for post-contract support sold with non-essential software, the relative selling price of the non-essential software is deferred and recognized ratably over the contractual period of the post-contract support.

Installation and Training:

The Company recognizes revenue related to installation and training upon delivery of the services. Where installation and training are elements in a multiple-element arrangement, relative selling price is established using an estimated selling price.

Post-Contract Support:

Post-contract support consists primarily of maintenance revenue and software assurance revenue, which generate revenue under contracts that generally range from one to five years. For maintenance revenue, the Company provides various levels of support for installed systems for a fixed annual fee. For software assurance revenue, the Company provides software upgrades on a when and if available basis and software support for a fixed annual fee. In certain jurisdictions, maintenance and software assurance is bundled as post-contract support. Revenue from post-contract support is recognized ratably over the contractual period.

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

Sales-type leases:

A portion of the Company’s direct sales of Solutions in the United States and Europe is made through sales-type leases. The discounted present values of minimum rental payments, net of provisions for continuing administration and other expenses over the lease period, are allocated to each element of the sale and recorded as revenue consistent with the revenue recognition policies described above.

After the initial sale, the rental streams in the United States are often sold to funding sources with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net revenues. The Company establishes and maintains reserves against potential recourse following the re-sales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the period represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of sales-type lease receivables on the consolidated balance sheets, or included in the other non-current liabilities on the consolidated balance sheets for the estimated recourse liability for lease streams sold.

Cloud segment revenue

The Cloud segment generates revenues primarily from sales of multiple-element Solutions. These Solutions are sold either as a single upfront sale or under a monthly recurring billing model. A portion of the monthly recurring billing in the United States will also often include billing for voice and data telecommunication services. Where the Solution is sold as an upfront sale, the elements of a typical multiple-element Solution are recognized as revenue as described under the Premise segment revenue, above. When the Solution is sold as a monthly recurring billing model, the revenue is recognized monthly, as the services are provided.

g) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments that have terms to maturity of three months or less at the time of acquisition, and generally consist of cash on hand and investment-grade marketable securities. Cash equivalents are carried at amortized cost, which approximates their fair value. At December 31, 2014, the Company had cash of $110.0 (December 31, 2013 — $40.2) and cash equivalents of $1.3 (December 31, 2013 — nil).

h) Restricted Cash

Restricted cash represents cash provided to support letters of credit outstanding and to support certain of the Company’s credit facilities. Restricted cash is presented within other current assets on the consolidated balance sheets.

i) Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses that may result from the inability of its customers to make required payments. Additional provisions or allowances for doubtful accounts are recorded for sales-type leases, discussed in part f) of this note under Premise segment revenue — Sales-type leases. Reserves are established and maintained against estimated losses based upon historical loss experience, past due accounts, and specific account analysis. The Company regularly reviews the level of allowances for doubtful accounts and adjusts the level of allowances as needed. Consideration is given to accounts past due as well as other risks in the current portion of the accounts.

j) Inventories

Inventories are valued at the lower of cost (calculated on a first-in, first-out basis, which is approximated by standard cost) and net realizable value. The Company provides inventory allowances based on estimated excess and obsolete inventories.

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

l) Identifiable Intangible Assets and Goodwill

Intangible assets include patents, trademarks, customer relationships and acquired technology. Amortization is provided on a straight-line basis over five years for patents and over a period of four to eight years for other intangible assets with finite useful lives. The Company periodically evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the carrying value of the asset and the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable.

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired in business combinations. Goodwill is not amortized, but is subject to annual impairment tests, or more frequently if circumstances indicate that it is more likely than not that the fair value of the reporting unit is below its carrying amount. The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter, or October 1, of each year.

The Company performs a goodwill impairment test by comparing the fair value of each reporting unit against each reporting unit’s carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment charge is recorded. If the fair value is less than the carrying amount, the Company compares the implied fair value of the goodwill, determined as if a purchase had just occurred, to the carrying amount to determine the amount of impairment charge to be recorded. Changes in the estimates and assumptions used in assessing the projected cash flows could materially affect the results of management’s evaluation.

m) Derivative Financial Instruments

The Company uses foreign currency forward contracts to manage the impact of currency fluctuations, primarily for fair value hedges on foreign currency receivables and payables and for cash flow hedges on probable future cash flows in foreign currencies. Derivative instruments that are not designated as accounting hedges or designated as fair value hedges are originally recorded at fair market value, with subsequent changes in fair value recorded in other income (expense) during the period of change. For derivative instruments that qualify for hedge accounting (generally cash flow hedges), gains or losses for the effective portion of the hedge are initially reported as a separate component of other comprehensive income (loss) and subsequently recorded in income when the hedged transaction occurs or when the hedge is no longer deemed effective. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. The Company also utilizes non-derivative financial instruments including letters of credit and commitments to extend credit.

n) Income Taxes

Income taxes are accounted for using the asset and liability method. Under this approach, deferred tax assets and liabilities are determined based on differences between the carrying amounts and the tax basis of assets and liabilities, and are measured using enacted tax rates and laws. Deferred tax assets are recognized only to the extent that it is more likely than not that the future tax assets will be realized in the future.

The Company calculates certain tax liabilities based on the likely outcome of uncertain tax positions (“UTPs”) and records this amount as an expense or recovery during the year in which UTPs are identified. The Company also records interest and penalties associated with these UTPs. The Company classifies penalties and accrued interest related to income tax liabilities in income tax expense.

o) Research and Development

Research costs are charged to expense in the periods in which they are incurred. Software development costs are deferred and amortized when technological feasibility has been established, or otherwise are expensed as incurred. The Company has not deferred any software development costs during the year ended December 31, 2014, the eight months ended December 31, 2013 or the years ended April 30, 2013 and 2012.

p) Defined Benefit Pension Plan

Pension expense under defined benefit pension plans are actuarially determined using the projected benefit method, and management’s best estimate assumptions. Pension plan assets are valued at fair value. The excess of any cumulative net actuarial gain (loss) over ten percent of the greater of the benefit obligation and the fair value of plan assets is amortized over the average remaining life expectancy of all members. The under-funded status of the defined benefit pension plans are recognized as a liability on the consolidated balance sheets, with an offsetting adjustment made to accumulated other comprehensive income. The Company measures its plan assets and obligations at the year-end balance sheet date.

The discount rate assumption used reflects prevailing rates available on high-quality, fixed-income debt instruments. The assumption for long-term rate of return is based on the yield available on long-dated government and corporate bonds at the measurement date with an allowance for outperformance based on historical returns of each asset class.

q) Stock-Based Compensation

The Company has stock-based compensation plans for employees consisting of stock options and restricted share units (“RSUs”), as described in note 16.

The Company grants stock options for a fixed number of shares with an exercise price at least equal to fair market value of the shares at the date of grant. Stock-based compensation expense for stock options is based on the fair value estimate made on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized on a straight-line basis over the employee service period, which is the vesting period.

The Company estimates the volatility of its stock for the Black-Scholes option-pricing model using historical volatility of comparable public companies. The Company will continue to use the volatility of comparable companies until the Company’s historical volatility is sufficiently established to measure expected volatility for option grants.

An RSU, once vested, entitles the holder to a Mitel common share issued out of treasury. RSUs vest one-quarter annually over 4 years. As RSUs are equity-settled, the grant-date fair value of RSUs is expensed on a straight-line basis over the vesting period of the award. The grant-date fair value is generally equal to the closing Mitel stock price on the day of grant.

r) Net Income per Common Share

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is calculated using the treasury stock method when the impact is considered to be dilutive. To compute diluted net income per share, the weighted-average number of common shares outstanding is increased by the number of common shares that would be issued assuming the exercise of stock options and warrants and the issuance of outstanding RSUs.

s) Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes unrealized gains and losses excluded from the consolidated statements of operations. These unrealized gains and losses consist of foreign currency translation adjustments, which are not adjusted for income taxes since they relate to indefinite investments in foreign subsidiaries, unrealized gains and losses on cash flow hedges, and changes in the unfunded status of defined benefit pension plans.

t) Advertising Costs

The cost of advertising is expensed as incurred, except for cooperative advertising obligations, which are expensed at the time the related sales are recognized and the advertising credits are earned. Cooperative advertising obligations are recorded as a reduction to revenue when the co-operative advertising obligation is estimated to be used for Mitel product or services and are recorded as selling, general and administrative expenses when the co-operative advertising obligation is estimated to be used for co-operative advertising of Mitel products and services. Advertising costs are recorded in selling, general and administrative expenses. For the year ended December 31, 2014, the Company incurred $13.2 in advertising costs (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — $8.5, $9.3 and $8.6), of which $7.6 related to cooperative advertising expenses (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — $2.5, $4.1 and $3.4).

u) Product Warranties

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

v) Special Charges and Restructuring Costs

Special charges and restructuring costs consist of costs related to restructuring and integration activities as well as acquisition-related costs. Restructuring and integration costs generally relate to workforce reductions and facility reductions incurred to eliminate duplication of activities as a result of acquisitions or to improve operational efficiency. Costs related to workforce reductions are recorded when the company has committed to a plan of termination and notified the employees of the terms of the plan. Costs related to facility reductions primarily consist of lease termination obligations for vacant facilities, which generally include the remaining payments on an operating lease. Lease termination obligations are reduced for probable future sublease income. In addition, restructuring and integration costs include professional services and consulting services incurred to complete the integration of acquisitions, which are expensed as incurred. Acquisition-related costs consist of direct incremental costs incurred related to diligence activities and closing costs, and are expensed as incurred.

w) Reclassification

In conjunction with the acquisition of Aastra, in the first quarter of 2014, the Company reclassified service inventory from other current assets to inventory on the consolidated balance sheets. To conform to the current years’ presentation, $2.9 of service inventory, consisting of gross service inventory of $5.1 and a provision against service inventory of $2.2, was reclassified from other current assets to inventory at December 31, 2013.

In addition, amortization of acquisition-related intangible assets has been reclassified out of selling, general and administrative expenses and into a separate line item on the consolidated statements of operations. Prior period amounts have been reclassified to conform to the current period’s presentation.

x) Recent Accounting Pronouncements

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

Discontinued operations

In April 2014, the FASB issued ASU 2014-08 to change the criteria for reporting discontinued operations such that disposals of small groups of assets will no longer qualify for discontinued operations presentation. The ASU provides amendments to the Presentation of Financial Statements and Property, Plant and Equipment subtopics of the FASB ASC. As a result of the ASU, only those disposals of components that represent a strategic shift that has or will have a major effect on the entity’s operations will be reported as discontinued operations. The Company has adopted this ASU prospectively in the fourth quarter of 2014 and the adoption did not have a material impact on the Consolidated Financial Statements.

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

3. ACQUISITIONS

a) Aastra — January 2014

On November 10, 2013, Mitel and Aastra entered into a definitive arrangement agreement under which Mitel agreed to acquire all of the outstanding Aastra common shares in exchange for cash consideration of $80.0 as well as the issuance of approximately 44.2 million Mitel common shares. Aastra was a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately $600.0 Canadian Dollars (“CAD”) for the year ended December 31, 2013, of which approximately 75% were generated in Europe. The transaction was completed on January 31, 2014. In conjunction with the acquisition the Company completed a refinancing of its long-term senior debt, as described in note 13.

The total value of consideration given by Mitel was $471.3, consisting of $80.0 of cash and 44.2 million Mitel common shares valued at $391.3, based on Mitel’s publicly-traded stock price the NASDAQ Stock Market on January 31, 2014. Mitel management believes the transaction provides the Company with the financial scale and operating leverage to capitalize on the global growth opportunity as the market begins a long-term migration to the cloud. The transaction will allow the combined company to leverage the research and development workforce acquired as well as realize synergies, primarily through general and administrative and procurement savings. These factors contributed to the recognition of goodwill for the acquisition.

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The purchase price and allocation of the purchase price is as follows:

January 31, 2014
Net assets:
Cash and cash equivalents	$79.4
Accounts receivable (1)	111.8
Sales-type lease receivables, current	10.1
Inventories (2)	62.6
Deferred tax asset, current	8.9
Other current assets	31.9
Sales-type lease receivables, non-current	13.3
Deferred tax asset, non-current	2.5
Property and equipment	24.7
Intangible assets — customer relationships (3)(7)	13.0
Intangible assets — developed technology (4)(7)	152.6
Intangible assets — trade name (5)(7)	9.0
Goodwill (6)(7)	187.5
Other non-current assets	0.5
Accounts payable and accrued liabilities	(122.6)
Deferred revenue, current	(28.9)
Current portion of long-term debt	(1.8)
Deferred revenue, non-current	(15.2)
Pension liability(8)	(31.8)
Deferred tax liability	(23.1)
Other non-current liabilities	(13.1)

Net assets acquired	$471.3

January 31, 2014
Consideration given:
Amount paid, cash	$80.0
Value of Mitel common shares issued	391.3

Total consideration given	$471.3

(1)	Fair value of accounts receivable consists of gross contractual amounts receivable of $119.0, less best estimate of amounts not expected to be collected of $7.2.
(2)	Fair value of inventory consists of inventory with a historical cost of $89.7 less a historical provision of $27.1.
(3)	Intangible assets — customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(4)	Intangible assets — developed technology is expected to be amortized over the estimated useful life of the asset of 6 years.
(5)	Intangible assets — trade name is expected to be amortized over the estimated useful life of the asset of 4 years.
(6)	Goodwill was allocated to the segments as follows: Cloud $14.1; Premise $173.4.
(7)	Neither the goodwill nor the intangible assets are deductible for tax purposes.
(8)	The amounts recorded for pension liability consist primarily of unfunded defined benefit pension plans in France and Germany as well as a pro-rata share of liability for a multiple-employer defined benefit plan in Switzerland. Additional information on these plans is included in note 24.

Aastra’s results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition. The amount of revenue from the acquisition included in the Company’s results of operations for year ended December 31, 2014 was $524.9, which includes a reduction of $9.1 as a result of the valuation of the deferred revenue liabilities acquired being below Aastra’s historical book value and the corresponding decrease in revenues in subsequent periods. The amount of net loss from the acquisition included in the Company’s results of operations for year ended December 31, 2014 was $16.1, which includes the $9.1 adjustment to revenues described above, as well as amortization of acquired intangible assets of $27.0.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the year:

	Twelve Months Ended December 31, 2014	Eight Months Ended December 31, 2013
Revenues	$1,139.9	$764.5
Net loss	(24.5)	(1.9)
Net loss per share	$(0.23)	$(0.02)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	Amortization of intangible assets that arose from the acquisition of $29.5 per year

•	A reduction to revenue as a result of the valuation of the deferred revenue acquired being below Aastra’s historical book value and the corresponding decrease in revenues in subsequent periods. The reduction for the year ended December 31, 2014 was $1.1 (relating to the pro-forma period from January 1, 2014 to January 31, 2014). When added to the reduction in revenue as a result of the valuation of deferred revenue already recorded in the actual results, the total reduction to revenue for the twelve months ended December 31, 2014 was $10.2. The reduction to revenue as a result of the valuation of deferred revenue for the eight months ended December 31, 2013 was $5.3.

•	Tax provision based on an estimated effective tax rate of approximately 20%

b) Oaisys — March 2014

On March 4, 2014, Mitel completed the acquisition of Oaisys, a leading developer of integrated call recording and quality management solutions. The acquisition of Oaisys further strengthens Mitel’s position in the growing contact center market. Mitel paid $7.9 for a 100% equity ownership of Oaisys. The purchase price and allocation of the purchase price is as follows:

March 4, 2014
Net assets:
Cash and cash equivalents	$0.3
Accounts receivable	1.8
Inventories	0.1
Deferred tax asset, current	0.5
Other current assets	0.2
Deferred tax asset, non-current	0.2
Property and equipment	0.1
Intangible assets — developed technology (1)(2)	4.0
Goodwill (2)(3)	5.5
Other non-current assets	0.6
Accounts payable and accrued liabilities	(1.2)
Deferred revenue, current	(1.9)
Deferred revenue, non-current	(0.8)
Deferred tax liability, non-current	(1.5)

Net assets acquired	$7.9

Consideration given:
Cash paid, March 2014	$5.9
Cash paid, July 2014	2.0

Total consideration given	$7.9

(1)	Intangible assets — developed technology is expected to be amortized over the estimated useful life of the asset of 4 years.
(2)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.
(3)	Goodwill was allocated to the Premise segment based on the nature of Oaisys’ operations.

Oaisys’ results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition, March 4, 2014. Oaisys’ annual revenues were approximately $8.1 for the year ended December 31, 2013.

c) prairieFyre — June 2013

On June 17, 2013, the Company completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. The acquisition provides Mitel with a cornerstone development platform to address increasing demand for cloud-based contact center solutions. The purchase price, net of cash acquired was $23.1 for a 100% equity ownership interest in prairieFyre. The major classes of assets and liabilities to which the Company allocated the purchase price were goodwill of $14.7, intangible assets of $11.3 and deferred revenue of $5.7.

The primary reason for the acquisition was to provide Mitel with a cornerstone development platform for contact centers. The Company expects to continue to grow the platform, leverage the research and development workforce acquired as well as realize synergies, primarily in general and administrative activities. These factors contributed to the recognition of goodwill for the acquisition.

prairieFyre’s results of operations are included in the consolidated statement of operations of the combined entity from the date of acquisition. However, as substantially all of prairieFyre’s product and service revenue was derived through Mitel, substantially all of prairieFyre’s revenue was eliminated on consolidation.

4. DISCONTINUED OPERATIONS

In March 2013, the Company completed the sale of its DataNet and CommSource business (“DataNet”), which distributed a wide variety of third-party telephony and data products and related services. As a result, for the years ended April 30, 2013 and 2012, the operating results have been reported as discontinued operations on the consolidated statements of operations. Summarized financial information for DataNet is shown below.

	Year Ended April 30, 2013 (1)	Year Ended April 30, 2012
Operations
Revenues	$40.7	$57.9

Income (loss) from discontinued operations, before taxes	(4.8)	1.1
Income tax recovery (expense)	1.1	(0.5)

Net income (loss) from discontinued operations, net of tax	$(3.7)	$0.6

(1)	Operating results for the year ended April 30, 2013 consist of the operations up to the date of sale, March 1, 2013.

For the year ended April 30, 2013, the loss from discontinued operations, before taxes, consists of a loss from operations up to the time of sale of $1.3, a non-cash impairment of goodwill of $1.9, a non-cash impairment of inventory of $0.7 and a net loss on the sale of $0.9. For the year ended April 30, 2012, income from discontinued operations consists of the results of operations.

5. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases represents the value of sales-type leases held under the TotalSolution® program in the U.S., as well as sales-type leases in Europe primarily acquired in the acquisition of Aastra (as described in note 3). The Company currently sells the rental payments due to the Company from some of the sales-type leases in the U.S. The Company maintains reserves against its estimate of potential recourse for the balance of sales-type leases (recorded net, against the receivable) and for the balance of sold rental payments remaining unbilled (recorded separately as a lease recourse liability included in other non-current liabilities). The following table provides detail on the sales-type leases:

	December 31, 2014				December 31, 2013
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$7.4	$(1.2)		$6.2	$7.0	$(0.5)		$6.5
Current portion of investment in sales-type leases	18.6	(0.5)		18.1	14.4	(0.5)		13.9
Non-current portion of investment in sales-type leases	20.1	(0.4)		19.7	12.6	(0.5)		12.1

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	46.1	(2.1)		44.0	34.0	(1.5)		32.5
Sold rental payments remaining unbilled	63.9	(2.2	)(1)	61.7	91.3	(3.5	)(1)	87.8

Total of sales-type leases unsold and sold	$110.0	$(4.3)		$105.7	$125.3	$(5.0)		$120.3

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the year ended December 31, 2014, the Company sold $17.0 of rental payments and recorded gains on sale of those rental payments of $2.9 (eight months ended December 31, 2013 — sold $16.7 and recorded gains of $2.7; year ended April 30, 2013 — sold $32.4 and recorded gains of $5.1; year ended April 30, 2012 — sold $48.8 and recorded gains of $8.2). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included on the consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

At December 31, 2014, future minimum lease payments related to the sold rental streams remaining unbilled are: 2015 — $30.1, 2016 — $18.3, 2017 — $9.7, 2018 — $4.6 and 2019 — $1.2.

At December 31, 2014, future minimum lease receipts due from customers related to the lease portfolio included in the December 31, 2014 consolidated balance sheet are: 2015 — $12.4, 2016 — $5.1, 2017 — $2.2, 2018 — $1.3 and 2019 — $1.1.

Financing Receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of December 31, 2014

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.3	$1.8	$1.3	$3.1	$7.4
Investment in sold and unsold sales-type lease receivables	92.3	9.5	0.8	10.3	102.6

Total gross sales-type leases	96.6	11.3	2.1	13.4	110.0
Allowance	(2.0)	(1.0)	(1.3)	(2.3)	(4.3)

Total net sales-type leases	$94.6	$10.3	$0.8	$11.1	$105.7

Aging Analysis as of December 31, 2013

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.0	$2.3	$0.7	$3.0	$7.0
Investment in sold and unsold sales-type lease receivables	98.6	18.7	1.0	19.7	118.3

Total gross sales-type leases	102.6	21.0	1.7	22.7	125.3
Allowance	(2.3)	(1.6)	(1.1)	(2.7)	(5.0)

Total net sales-type leases	$100.3	$19.4	$0.6	$20.0	$120.3

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

The following table shows the activity of the allowance for credit losses on sales-type leases during the year ended December 31, 2014, the eight months ended December 31, 2013 and the year ended April 30, 2013:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Allowance for credit losses on sales-type leases, opening	$(5.0)	$(6.7)	$(9.4)
Additions due to the acquisition of Aastra	(1.1)	—	—
Write-offs	2.2	2.8	3.4
Recoveries	—	(0.1)	(0.1)
Provision	(0.4)	(1.0)	(0.6)

Allowance for credit losses on sales-type leases, closing	$(4.3)	$(5.0)	$(6.7)

Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$4.4	$4.9	$7.2
Allowance against sales-type leases individually evaluated for impairment	(2.1)	(2.2)	(3.0)

Sales-type leases individually evaluated for impairment, net	$2.3	$2.7	$4.2

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$105.6	$120.4	$146.1
Allowance against sales-type leases collectively evaluated for impairment	(2.2)	(2.8)	(3.7)

Sales-type leases collectively evaluated for impairment, net	$103.4	$117.6	$142.4

6. INVENTORIES

	December 31, 2014	December 31, 2013
Raw materials and work in process	$4.2	$2.5
Finished goods (1)	83.0	35.0
Service inventory	6.5	5.1
Less: provision for excess and obsolete inventory (1)	(5.4)	(5.7)

	$88.3	$36.9

(1)	At December 31, 2014, finished goods are recorded net of approximately $23.6 of historical inventory provision remaining from the acquisition of Aastra, as discussed in note 3. This amount will decrease as the related inventory acquired from Aastra is sold or written off.

7. OTHER CURRENT ASSETS

	December 31, 2014	December 31, 2013
Prepaid expenses and deferred charges	$22.5	$14.4
Unbilled receivables	3.5	3.0
Due from related parties (note 12)	0.4	1.2
Income tax receivable	10.4	1.8
Other receivables	16.1	5.7
Restricted cash	0.3	0.4

	$53.2	$26.5

8. PROPERTY AND EQUIPMENT

	December 31, 2014			December 31, 2013
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Property and Equipment	$137.7	$(87.0)	$50.7	$95.0	$(66.5)	$28.5

Depreciation expense on property and equipment recorded in the year ended December 31, 2014 amounted to $20.5 (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — $7.4, $10.3 and $7.6).

As of December 31, 2014, equipment included leased assets with cost of $21.2 (December 31, 2013 —$20.6) and net book value of approximately $13.1 (December 31, 2013 — $13.9).

9. IDENTIFIABLE INTANGIBLE ASSETS

	December 31, 2014			December 31, 2013
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Customer relationships	$113.2	$(94.1)	$19.1	$100.2	$(79.8)	$20.4
Developed technology	246.4	(101.0)	145.4	89.8	(64.3)	25.5
Patents, trademarks and other	30.5	(19.2)	11.3	20.0	(15.2)	4.8

	$390.1	$(214.3)	$175.8	$210.0	$(159.3)	$50.7

Customer relationships and developed technology represent the fair value of intangible assets acquired. The assets are being amortized on a straight-line basis over their estimated useful lives of up to eight years. Patents, trademarks and other consists primarily of the cost to register and defend patents and are primarily amortized on a straight-line basis over their estimated useful lives of up to five years. The increase in cost for intangible assets primarily relates to acquisitions of Aastra and Oaisys, as described in note 3.

Amortization of identifiable intangible assets in the year ended December 31, 2014 was $55.4 (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — $18.1, $24.5 and $24.4). The estimated amortization expense, related to intangible assets in existence as of December 31, 2014, over the next five fiscal years is as follows: 2015 — $44.3, 2016 — $30.1, 2017 — $28.2, 2018 — $27.8 and 2019 — $27.4.

10. GOODWILL

	December 31, 2014	December 31, 2013
Gross amount	$624.8	$431.8
Accumulated impairment loss	(284.5)	(284.5)

Goodwill, net	$340.3	$147.3

The increase in the gross amount of goodwill for the year ended December 31, 2014 was due to the acquisitions of Aastra and Oaisys, as described in note 3.

The Company performs its impairment test of goodwill annually, as described in note 2. The Company did not record any impairment in the year ended December 31, 2014, the eight months ending December 31, 2013 or in the year ended April 30, 2012. In the year ended April 30, 2013, the Company recorded an impairment of $1.9 relating to the operations of DataNet, which were disposed in March 2013, as described in note 4.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2014	December 31, 2013
Trade payables	$54.4	$24.1
Employee-related payables	48.2	12.3
Accrued liabilities	58.6	33.2
Restructuring, warranty and other provisions	31.8	5.7
Due to related parties (note 12)	0.6	0.6
Other payables	21.4	6.9

	$215.0	$82.8

12. RELATED PARTY TRANSACTIONS

Significant related party transactions not otherwise disclosed in the Consolidated Financial Statements consist of the following:

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”), a director of the Company, and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) is a shareholder of the Company and is party to a Shareholders’ Agreement, as disclosed in note 16. Significant transactions with the Matthews Group include the following:

Leased Properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. For the year ended December 31, 2014, Mitel recorded lease payments for base rent and operating costs of $5.0 (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — $3.4, $4.4 and $5.3).

In November 2013, the Company amended the lease for its Ottawa-based headquarter facilities. The amendment resulted in Mitel leasing approximately the same square footage as the original lease and at substantially the same rates. In addition, the amendment extended the term on the lease for an additional five years, two months, such that the lease term expires on April 30, 2021. Mitel was also granted an option to extend the lease term for an additional five year period, at then-current market rates.

Other

Other sales to and purchases from the Matthews Group arising in the normal course of the Company’s business were $1.3 and $4.6, respectively, for the year ended December 31, 2014 (eight months ended December 31, 2013 — $0.8 and $1.3, respectively; year ended April 30, 2013 — $1.4 and $3.2, respectively; year ended April 30, 2012 — $1.8 and $7.3, respectively). Included in purchases for the year ended December 31, 2014 is $2.2 related to leasehold improvements and similar costs at the Ottawa-based headquarters facilities completed on the Company’s behalf by the Matthews Group (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — nil, nil and $3.2).

The amounts receivable and payable as a result of all of the above transactions are included in note 7 and note 11, respectively.

13. LONG-TERM DEBT

	December 31, 2014	December 31, 2013
Term loan, six year term, maturing January 2020	304.1	—
First lien term loan, six year term, maturing February 2019, repaid in January 2014	—	178.5
Second lien term loan, seven year term, maturing February 2020, repaid in January 2014	—	80.0
Unamortized original issue discount, recorded net against term loans	(1.3)	(3.0)
Capital leases, at interest rates varying from 5.1% to 7.4%, maturity dates of up to four years, secured by the leased assets	13.1	13.9
Other	0.9	0.1

	316.8	269.5
Less: current portion	(6.2)	(5.3)

	$310.6	$264.2

2014 Voluntary Debt Repayments

In each of May 2014 and August 2014 Mitel made a voluntary prepayment of $25.0 on its term loan. As a result, the Company recorded debt retirement costs of $1.5 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

Subsequent to the year ended December 31, 2014, in February 2015 Mitel made an additional $25.0 voluntary prepayment on its term loan.

January 2014 refinancing

On January 31, 2014, in conjunction with the acquisition of Aastra, as described in note 3, Mitel refinanced its senior secured credit facilities. The new credit facilities initially consisted of a $355.0 term loan and a $50.0 revolving facility (the “January 2014 Credit Facilities”). Proceeds of $353.2 (net of original discount of $1.8), along with cash on hand, were used to repay the remaining $258.5 outstanding on the prior credit facilities, the $80.0 of cash consideration paid for the acquisition of Aastra, as well as fees and expenses in connection with the refinancing and the acquisition of Aastra.

Total fees and expenses related to the January 2014 Credit Facilities of $11.0 have been deferred and are included in other non-current assets. The deferred debt issue costs are being amortized over the term of the credit facilities using the effective interest method when related to the term loan and the straight-line method when related to the revolving facility. Original issue discount of $1.8 has been recorded net against the term loan and is being amortized over the term of the credit facilities using the effective interest method. In addition, the Company expensed $10.0 of unamortized debt issue costs and unamortized original issue discount, $4.2 of prepayment fees relating to the prior credit facilities and $0.5 of other costs relating to the refinancing.

The undrawn $50.0 revolving credit facility bears interest at LIBOR plus 4.25%, or, at the option of the Company, a base rate plus an applicable margin, and matures in January 2019. The Company may borrow Canadian dollars under the revolving credit facility. Such borrowings bear interest at the Canadian prime rate plus an applicable margin. The term loan bears interest at LIBOR (subject to a 1.00% floor) plus 4.25%, or, at the option of the Company, a base rate plus an applicable margin, and matures in January 2020.

The term loan requires quarterly principal repayments of 0.25% of the original outstanding principal as well as annual principal repayments based on a percentage of excess cash flow (as defined in the January 2014 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. Voluntary prepayments are applied against mandatory principal repayments. As a result of the voluntary prepayments, the Company estimates that its annual principal repayments due in the next twelve months will be nil.

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

The Company’s Leverage Ratio at December 31, 2014 was 1.50. At December 31, 2014, the Company was in compliance with all applicable covenants included in the January 2014 Credit Facilities.

February 2013 refinancing

In February 2013 the Company completed a refinancing of its long-term senior debt by entering into new credit agreements, consisting of an undrawn $40.0 first lien revolving credit facility, a $200.0 first lien term loan and an $80.0 second lien term loan (the “February 2013 Credit Facilities”). Proceeds of $276.4 from the February 2013 Credit Facilities (net of original issue discount of $3.6), along with cash on hand, were used to repay the remaining $304.0 outstanding on the prior credit facilities, as well as fees and expenses related to the refinancing transaction.

Total fees and expenses related to the February 2013 Credit Facilities of $8.5 were deferred, included in other non-current assets, and were amortized over the initial term of the credit facilities. Original issue discount of $3.6 was recorded net against the long-term debt and was being amortized over the initial term of the credit facilities. The unamortized portion of the fees and expenses and original issue discount was expensed when the February 2013 Credit Facilities were repaid in January 2014.

The undrawn $40.0 first lien revolving credit facility bore interest at LIBOR plus 5.75% and would have matured in February 2018. The $200.0 first lien term loan bore interest at LIBOR (subject to a 1.25% floor) plus 5.75% and the $80.0 second lien term loan bore interest at LIBOR (subject to a 1.25% floor) plus 9.75%.

Capital leases

Interest expense related to capital leases was $0.8 for the year ended December 31, 2014 (eight months ending December 31, 2013 and years ended April 30, 2013 and 2012 — $0.6, $0.6 and $0.3). Future minimum lease payments as of December 31, 2014 under capital leases total $14.1 of which $5.8, $4.7, $2.8 and $0.8 relate to years 2015 to 2018, respectively. Total interest costs of $1.1 are included in the total future lease payments.

Other

The Company has additional credit facilities totaling $6.5, of which $0.9 was drawn at December 31, 2014 (December 31, 2013 — credit facilities totaling $1.7, of which nil was drawn).

14. COMMITMENTS AND GUARANTEES

Operating Leases

The Company leases certain equipment and facilities under third-party operating leases. The Company is also committed under a related party facilities lease (see note 12). Rental expense from operating leases was as follows:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Rental expense (1)
Arms-length	$22.9	$6.0	$9.6	$10.6
Related party	5.0	3.4	4.9	4.8

Total	$27.9	$9.4	$14.5	$15.4

(1)	Includes amounts paid to lessors in respect to operating costs and is presented net of amounts that have been provided for under restructuring provisions.

Future minimum operating lease payments, primarily consisting of base rent for facilities, are as follows:

	Future Lease Payments(1)
Fiscal year	Arms-length	Related Party
2015	22.2	2.3
2016	19.4	2.4
2017	15.1	2.4
2018	11.8	2.4
2019	7.5	2.4
Thereafter	21.7	3.2

	$97.7	$15.1

(1)	Future lease payments are shown gross of the lease restructuring provision, as described note 20.

Guarantees

The Company has the following major types of guarantees:

Product Warranties

The Company provides its customers with standard warranties on hardware and software for periods up to 15 months. The following table details the changes in the warranty liability:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013
Balance, beginning of period	$0.8	$0.8
Increase in warranty provision due to acquisitions	4.7	—
Warranty costs paid	(1.5)	(0.2)
Warranties expense	1.3	0.2

Balance, end of period	$5.3	$0.8

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

Letters of Credit

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $4.0 as of December 31, 2014 (December 31, 2013 — $1.2). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of December 31, 2014 and December 31, 2013.

15. CONTINGENCIES

The Company is party to a small number of legal proceedings, claims or potential claims arising in the normal course of business. The Company’s management and legal counsel estimates that any monetary liability or financial impact of such claims or potential claims to which the Company might be subject after final adjudication would not be material to the consolidated financial position of the Company, its results of operations or its cash flows. In circumstances where the outcome of the lawsuit is expected to be unfavorable, the Company has recorded a provision for the expected settlement amount. Where the expected settlement amount is a range, the Company has provided for the best estimate within that range. If no amount within the range is more likely, then the Company has provided for the minimum amount of the range.

16. COMMON SHARES

At December 31, 2014, there were an unlimited number of common shares authorized and 100.1 million shares issued and outstanding (December 31, 2013 — 54.4 million shares issued and outstanding). The holders of common shares are entitled to one vote per share and are entitled to dividends if and when declared by the Board of Directors.

Secondary Offering

In the second quarter of 2014, a CAD $94.3 secondary offering of common shares was completed. The Company did not issue or sell any common shares and did not receive any proceeds from the offering.

Shareholders’ Agreement

The Company, Francisco Partners GP II Management, LLC and certain of their affiliates (collectively, “the Francisco Group”) and the Matthews Group are parties to a shareholders’ agreement (“the Shareholders’ Agreement”). Under the Shareholders’ Agreement, the Francisco Group is entitled to nominate three members to the Board of Directors provided the Francisco Group controls at least 15% of the outstanding common shares. In addition, the Matthews Group is entitled to nominate one member to the Board of Directors provided the Matthews Group controls at least 5% of the outstanding common shares. In addition, the Francisco Group and the Matthews Group will nominate the Company’s Chief Executive Officer to serve as a member of the Board of Directors, provided the Francisco Group and the Matthews Group each control at least 5% of the outstanding common shares. The Matthews Group and Francisco Group agree to vote their shares in favor of the election of the other party’s nominees. The number of members on the Board of Directors shall be no more than ten.

If the Francisco Group controls less than 15% but more than 10% of the outstanding common shares, it can nominate two directors and if it controls less than 10% but more than 5%, it can nominate one director.

The Shareholders’ Agreement also provides that the Company will not take certain significant actions without the approval of the Francisco Group, so long as the Francisco Group controls greater than 15% of the outstanding common shares. The significant actions include actions related to:

•	amendments to the Company’s articles or by-laws;

•	issuance of securities, with certain exceptions such as the issuance of securities under Equity Incentive Plans and in acquisitions that involve an issuance of securities of less than $25.0;

•	declaring or paying dividends or distributions on any securities;

•	incurring additional indebtedness;

•	mergers, acquisitions and sales of assets or subsidiaries; and

•	any liquidation, winding-up, dissolution, or other distribution of assets of the Company to its shareholders.

Stock Options Plans

2014 Equity Incentive Plan

In the second quarter of 2014, the 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s shareholders. The 2014 Plan permits grants of stock options, deferred share units, restricted stock units, performance share units and other stock-based awards. Under the 2014 Plan, options are generally granted for a fixed number of shares with an exercise price at least equal to the fair market value of the shares at the date of grant. Options granted vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant. In addition, under the 2014 Plan, Restricted Stock Units (“RSUs”) were granted and vest 25% each year over four years. An RSU, once vested, entitles the holder to a Mitel common share issued out of treasury.

The Company’s Board of Directors has the discretion to amend general vesting provisions and the term of any award, subject to limits contained in the 2014 Plan. The aggregate number of common shares that may be issued for all purposes pursuant to the 2014 Plan must not exceed 8.9 million common shares. Common shares subject to outstanding awards under the 2014 Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under the 2014 Plan.

The number of stock-based awards available for grant under the Company’s 2014 Equity Incentive Plan at December 31, 2014 was 8.3 million (available for grant under the 2006 Equity Incentive Plan at December 31, 2013 — 2.1 million).

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “2006 Plan”) permitted grants of stock options, deferred share units, restricted stock units, performance share units and other stock-based awards. Upon approval of the 2014 Plan, no further grants under the 2006 Plan can be made, however the 2006 Plan will continue to govern outstanding stock options and RSUs granted under the 2006 Plan. The Company’s Board of Directors has the discretion to amend general vesting provisions and the term of any award granted under the 2006 Plan, subject to limits contained in the 2006 Plan.

Under the 2006 Plan, options were granted for a fixed number of shares with an exercise price at least equal to the fair market value of the shares at the date of grant. Options granted up to March 5, 2010 vest 25% each year over a four year period on the anniversary date of the grant and expire in the fifth year. Options granted subsequent to March 5, 2010 vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant. Under the 2006 Plan, RSUs vest 25% each year over approximately four years. An RSU, once vested, entitles the holder to a Mitel common share issued out of treasury.

Inducement Options

The Company granted 0.5 million inducement options to its current Chief Executive Officer (“CEO”) upon his hiring in January 2011. These options were outside of the pool of stock options available for grant under the 2006 Plan. These options vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant.

Stock Option Information

The following is a summary of the Company’s stock option activity:

	Year Ended December 31, 2014		Eight Months Ended December 31, 2013		Year Ended April 30, 2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Balance, beginning of period	7.2	$5.10	6.4	$5.15	6.4	$5.34
Granted	1.3	9.78	1.7	4.64	1.0	3.58
Exercised (1)	(1.5)	4.58	(0.7)	4.39	(0.1)	3.49
Forfeited	(0.1)	5.05	(0.1)	4.56	(0.4)	4.62
Expired	(0.1)	5.76	(0.1)	6.11	(0.5)	5.07

Balance, end of period	6.8	$6.12	7.2	$5.10	6.4	$5.15

Number of options exercisable	3.8	$5.91	3.8	$5.37	3.7	$5.28

(1)	The total intrinsic value of options exercised during the year ended December 31, 2014 was $8.6 (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — $2.6, $0.1 and $0.3).

The following table summarizes information about the Company’s stock options outstanding and exercisable at December 31, 2014:

	Total outstanding			Total exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (3)	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (3)
$3.80	0.9	5.5 years	$5.9	0.2	5.5 years	$1.6
$4.00	0.7	3.5 years	4.4	0.4	3.5 years	3.1
$4.22	0.3	4.5 years	1.8	0.2	4.5 years	1.0
$5.16 (1)	1.9	2.5 years	10.5	1.4	3.1 years	7.3
$5.73	0.4	5.8 years	2.0	0.1	5.8 years	0.5
$8.79	1.0	3.6 years	2.0	0.8	2.9 years	1.5
$10.11	0.7	6.3 years	0.4	0.1	6.3 years	0.1
Other (2)	0.9	5.1 years	4.1	0.6	4.7 years	3.2

	6.8		$31.1	3.8		$18.3

(1)	During fiscal 2011, the Company granted options to the new CEO to purchase 2.0 million common shares. Of the grant, 1.5 million options were subject to the regular vesting schedule of 1/16 each quarter, and have a seven year contractual life. The remaining 0.5 million options vest as follows: 12.5% of the options vest on the “trigger date” and the remainder vest monthly over an 18-month period following the trigger date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price of the Company’s common shares is equal to or greater than $16.80 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.
(2)	Other consists of all other remaining options outstanding. No individual tranche included in Other has more than 0.2 million options outstanding. The weighted average exercise price of all options included in Other was $6.31 per share.
(3)	The aggregate intrinsic value of outstanding and exercisable stock options represents the amount by which the fair value of the common shares exceeds the exercise price of in-the-money options. The amount is based on the fair value of the shares at December 31, 2014, which is assumed to be the price that would have been received by the option holders had all stock option holders exercised and sold their options on December 31, 2014.

Additional information with respect to unvested stock option activity is as follows:

	Year Ended December 31, 2014		Eight Months Ended December 31, 2013		Year Ended April 30, 2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Unvested, beginning of period	3.4	$4.80	2.8	$4.99	3.9	$5.27
Granted	1.3	9.78	1.7	4.64	1.0	3.58
Vested	(1.6)	5.84	(1.0)	4.93	(2.0)	4.83
Forfeited	(0.1)	5.05	(0.1)	6.11	(0.1)	5.19

Unvested, end of period	3.0	$6.39	3.4	$4.80	2.8	$4.99

Restricted Stock Unit Information

In April 2014, the Company granted 0.3 million RSUs. Mitel’s stock price at date of grant was $10.11 per share. In August 2014, the Company granted 0.4 million additional RSUs. Mitel’s stock price at date of grant was

$10.44 per share. RSUs vest one-quarter annually over 4 years. An RSU, once vested, entitles the holder to a Mitel common share issued out of treasury. At December 31, 2014, 0.7 million restricted stock units were outstanding.

Stock-based compensation expense

Stock-based compensation expense for stock options is based on the fair value of the stock options on the date of grant, calculated using the Black-Scholes option-pricing model, which is expensed on a straight-line basis over the vesting period. Assumptions used in the Black-Scholes option-pricing model are summarized as follows:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Risk-free interest rate	1.6%	1.3%	0.7%	1.4%
Dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	55.0%	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years	5 years
Weighted average fair value per option	$4.57	$2.16	$1.62	$1.78

Stock-based compensation expense for RSUs is based on the fair value on the date of grant, using the closing price of the Company’s stock on the day of grant, which is expensed on a straight-line basis over the vesting period.

Total stock-based compensation expense was $6.1 for the year ended December 31, 2014 (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — $3.1, $4.2 and $4.8). As of December 31, 2014, there was $12.7 of unrecognized stock-based compensation expense (December 31, 2013 — $6.0) that is expected to be recognized over a weighted average period of 3.1 years (December 31, 2013 — 2.3 years).

17. PREFERRED SHARES

At December 31, 2014 and December 31, 2013, there were an unlimited number of preferred shares authorized, issuable in series. At December 31, 2014 and December 31, 2013, there were nil preferred shares outstanding.

18. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	December 31, 2014	December 31, 2013
Warrants issued in connection with government funding (1)	$39.1	$39.1

(1)	At December 31, 2014, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2013 — 2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

19. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding for earnings per share calculations as disclosed on the consolidated statements of operations:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Weighted average number of common shares outstanding, basic	95.6	53.9	53.7	53.5
Dilutive effect of options	—	—	—	—
Dilutive effect of warrants	—	—	2.5	2.5

Weighted average number of common shares outstanding, diluted	95.6	53.9	56.2	56.0

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on the terms of the securities:

(Average number outstanding, in millions)	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Stock options	0.9	4.1	4.9	4.9

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

(Average number outstanding, in millions)	Year Ended December 31, 2014	Eight Months Ended December 31, 2013
Stock options	5.6	2.8
Warrants	2.5	2.5
RSUs	0.4	—

Additionally, for the year ended December 31, 2014, 0.5 million options (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — 0.5 million, 0.5 million and 0.5 million), which could potentially dilute basic earnings per share in the future, were excluded from the above table since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

20. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $72.7 were recorded in the year ended December 31, 2014. The costs consisted of $37.0 of employee-related charges, $5.4 of facility-reduction related charges, $25.3 of integration-related charges and $5.0 of acquisition-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 350 people, primarily in North America and Europe. Facility-reduction related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges primarily consist of professional fees and incidental costs relating to the integration of Aastra. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the acquisition of Aastra, as described in note 3.

For the eight months ended December 31, 2013, the Company recorded special charges and restructuring costs of $14.6, consisting of $5.3 of workforce reduction related charges, $2.7 of facility-related charges and $6.6 of acquisition-related costs. The workforce and facility-related charges are primarily for headcount reductions, consisting of the termination of approximately 75 employees, and lease termination obligations in North America as the Company reduced its cost structure. The acquisition-related charges consisted primarily of legal and advisory fees incurred to close the acquisition of prairieFyre and diligence costs relating to the acquisition of Aastra, as described in note 3.

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

For the year ended April 30, 2012, the Company incurred a net charge of $3.4 related to the closure of a research and development facility in Ireland. The closure resulted in lease termination obligation and other charges of $2.2 and workforce reduction related charges of $3.2 primarily for the termination of approximately 50 people. In addition, as a result of the closure of this facility, $2.0 million of income was recorded, net against special charges and restructuring costs, related to currency translation adjustments that had previously been deferred through other comprehensive income. The remaining special charges and restructuring costs for the year ended April 30, 2012 consist of lease termination obligation and other charges of $7.6 and workforce reduction related charges of $6.1 for approximately 200 people. These costs were incurred primarily in the United States, the United Kingdom and Canada.

At December 31, 2014, the workforce reduction liability of $15.5 and the current portion of the lease termination obligation liability of $3.9 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $3.7 included in other non-current liabilities. Substantially all special charges and restructuring costs relate to the Premise segment, as described in note 22.

The following table summarizes details of the Company’s restructuring liabilities:

Description	Workforce Reduction	Facility- Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of April 30, 2011	$4.2	$7.0	$11.2

Year ended April 30, 2012:
Charges	9.3	7.8	17.1
Cash payments	(11.7)	(6.0)	(17.7)
Foreign currency impact and other	(0.3)	0.4	0.1

Balance of provision as of April 30, 2012	$1.5	$9.2	$10.7

Year ended April 30, 2013:
Charges	9.2	5.4	14.6
Cash payments	(8.3)	(8.1)	(16.4)
Foreign currency impact and other	(0.1)	(0.3)	(0.4)

Balance of provision as of April 30, 2013	$2.3	$6.2	$8.5

Eight months ended December 31, 2013:
Charges	5.3	2.7	8.0
Cash payments	(5.9)	(3.5)	(9.4)

Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1

Year ended December 31, 2014:
Restructuring liabilities acquired relating to the acquisition of Aastra	2.0	0.3	2.3
Charges	37.0	5.4	42.4
Cash payments	(25.2)	(3.5)	(28.7)

Balance of provision as of December 31, 2014	$15.5	$7.6	$23.1

21. SUPPLEMENTARY CASH FLOW INFORMATION

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Change in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$(23.2)	$30.2	$12.7	$7.1
Inventories	5.2	(4.2)	0.7	(1.5)
Other current assets	2.5	4.6	0.9	(0.3)
Other non-current assets	0.4	0.2	(0.7)	(0.9)
Accounts payable and accrued liabilities	15.2	(17.2)	(2.2)	2.2
Deferred revenue	15.9	1.8	2.3	(4.7)
Other non-current liabilities	(1.2)	0.2	(0.7)	(1.2)
Change in pension liability	(0.1)	(1.1)	0.5	0.7

	$14.7	$14.5	$13.5	$1.4

Interest payments	$18.3	$17.6	$15.7	$17.1
Income tax payments	$17.3	$5.6	$14.6	$9.8
Disclosure of non-cash activities during the period:
Property and equipment additions financed through capital lease	$5.7	$4.1	$9.1	$2.7
Property and equipment additions of leasehold improvements as a result of leasehold inducements	$2.3	$—	$—	$—

In addition, in January 2014, the Company acquired Aastra for cash consideration of $80.0 and the issuance of 44.2 million Mitel common shares, as disclosed in note 3.

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

The primary financial measures of performance of the segments are revenues and gross margin, which consists of segment revenues less cost of revenues. The Company does not allocate operating expenses to its segments as management does not use this information to measure the performance of the individual operating segments. In addition, total asset and long-lived asset information by segment is not presented because the CEO does not use such segmented measures to allocate resources and assess performance. The accounting policies of reported segments are the same as those described in note 2. Revenue and cost of revenue are generally directly attributed to the segments. Generally, cost of revenue is directly charged to the segments and, in certain cases, on a pro-rata basis, based on revenue.

The Premise segment sells and supports products and services for premise-based customers. This includes the Company’s premise-based IP and TDM telephony platforms, desktop devices and unified communications and collaboration (“UCC”) and contact center applications that are deployed on the customer’s premise. Premise-based sales are typically sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we may also offer.

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

Operating segments

Financial information by operating segment is summarized below.

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Revenues
Premise segment — product	$728.2	$209.9	$357.5	$392.9
Premise segment — service	261.4	97.1	166.9	185.9
Cloud segment — product	29.1	10.7	8.4	6.4
Cloud segment — non-recurring service	1.0	—	—	—
Cloud segment — recurring service	84.3	39.6	44.1	26.6

Total	$1,104.0	$357.3	$576.9	$611.8

Gross margin
Premise segment — product	$425.3	$142.5	$234.8	$246.9
Premise segment — service	107.0	37.0	60.5	66.4
Cloud segment — product	16.4	5.6	5.1	4.0
Cloud segment — non-recurring service	0.5	—	—	—
Cloud segment — recurring service	40.9	18.9	20.2	12.1

Total	$590.1	$204.0	$320.6	$329.4

Goodwill information by segment is as follows:

	December 31, 2014	December 31, 2013
Premise	$291.8	$112.9
Cloud	48.5	34.4

	$340.3	$147.3

Geographic Information

In conjunction with the reorganization of the business, the Company now reviews revenues by geography as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa;

•	Asia-Pacific, consisting of the continent of Asia and the pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following countries based on location of the customers:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Canada	$39.2	$20.9	$32.5	$37.8
United States	421.2	228.8	369.6	380.7
Rest of Americas	24.0	8.8	9.5	10.5

Americas	484.4	258.5	411.6	429.0

Germany	135.3	1.0	1.7	2.3
U.K.	120.6	63.3	108.7	119.3
Rest of EMEA	328.0	22.5	38.5	41.0

EMEA	583.9	86.8	148.9	162.6

Asia-Pacific	35.7	12.0	16.4	20.2

	$1,104.0	$357.3	$576.9	$611.8

Concentrations

The Company sells its products and services to a broad set of enterprises ranging from large, multinational enterprises, to small and mid-sized enterprises. Management believes that the Company is exposed to minimal concentration risk since the majority of its business is conducted with companies in numerous diverse industries. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for its accounts receivable. In some cases, the Company will require payment in advance or security in the form of letters of credit or third-party guarantees. No single customer accounted for more than 10 percent of the Company’s revenue or accounts receivable as of or for the year ended December 31, 2014, eight months ended December 31, 2013, year ended April 30, 2013 or year ended April 30, 2012.

Four independent suppliers manufacture a significant portion of the Company’s products. The Company is not obligated to purchase products from these specific suppliers in any specific quantity, except as the Company outlines in forecasts or orders for products required to be manufactured by these companies. The Company’s supply agreements with these suppliers results in a concentration that, if suddenly eliminated, could have an adverse effect on the Company’s operations. While the Company believes that alternative sources of supply would be available, disruption of its primary sources of supply could create a temporary, adverse effect on product shipments.

23. INCOME TAXES

Details of income taxes are as follows:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Income (loss) from continuing operations before income taxes:
Canadian	$118.0	$0.4	$10.6	$21.5
Foreign	(148.2)	(16.0)	(9.5)	(11.7)

	$(30.2)	$(15.6)	$1.1	$9.8

Current income tax recovery (expense):
Canadian	$5.6	$(0.2)	$(0.1)	$0.2
Foreign	(13.3)	(7.5)	(10.2)	(8.6)

	$(7.7)	$(7.7)	$(10.3)	$(8.4)

Deferred income tax recovery (expense):
Canadian	$(2.9)	$3.0	$6.4	$34.0
Foreign	33.5	14.8	12.7	13.8

	$30.6	$17.8	$19.1	$47.8

The income tax recovery (expense) reported differs from the amount computed by applying the Canadian rates to the income (loss) before income taxes. The reasons for these differences and their tax effects are as follows:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Expected tax rate	26.5%	26.5%	26.5%	27.6%

Expected tax recovery (expense)	$8.0	$4.1	$(0.3)	$(2.7)
Foreign tax rate differences	2.1	0.8	(1.1)	(2.3)
Net change in valuation allowance on deferred tax assets	3.2	—	0.5	35.4
Effect of change in tax rates on deferred tax balances	—	—	3.4	—
Permanent differences	(4.5)	(2.4)	(1.0)	(1.4)
Tax credits and other adjustments	14.1	7.6	7.3	10.4

Income tax recovery	$22.9	$10.1	$8.8	$39.4

The tax effect of components of the deferred tax assets and liabilities are as follows:

	December 31, 2014	December 31, 2013
Assets:
Net operating loss and credit carry-forwards	$111.0	$111.4
Allowance for doubtful accounts	2.5	1.4
Inventories	1.8	1.3
Restructuring and other provisions	14.6	7.0
Pension liability	25.5	12.4
Revenue recognition	15.5	8.6
Intangibles	32.5	34.1
Long-term debt and other	3.8	1.8
Lease obligations	5.1	—
Property and equipment	0.2	—

Total deferred tax assets	212.5	178.0

Liabilities:
Acquisition intangibles	(30.4)	(13.9)
Lease obligations	—	(4.6)
Property and equipment	—	(2.6)

Total deferred tax liabilities	(30.4)	(21.1)

Total gross deferred tax assets net of total deferred tax liabilities	182.1	156.9
Valuation allowance	(32.1)	(26.5)

Net deferred tax assets	$150.0	$130.4

The Company updates its assessment of the realizability of its deferred tax assets at each reporting period. At December 31, 2014, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there is a valuation allowance of $32.1 against deferred tax assets primarily in the United Kingdom (December 31, 2013 — $26.5). Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

For the year ended December 31, 2014, the eight months ended December 31, 2013 and the year ended April 30, 2013, there were no significant changes to the assessment of the realizability of the Company’s deferred tax assets.

In the year ended April 30, 2012, based primarily on stronger operating performance in fiscal 2012, the Company determined that it was more-likely-than-not that the Company would realize a benefit from an additional portion of its deferred tax assets in Canada. As a result, a valuation allowance of approximately $35.4 was released, primarily relating to the deferred tax assets in Canada.

The Company had the following tax-effected loss carryforwards and tax credits:

	December 31, 2014
Year of Expiry	Tax Losses	Tax Credits
2018	$—	$1.0
2019	2.5	0.9
2020-2033	5.4	56.2
Indefinite	45.0	—

Total	$52.9	$58.1

These tax loss carry-forwards relate to operations in Canada, United States, France, Belgium and Hong Kong. The United States has an annual restriction on the utilization of $0.8 of tax-effected loss carryforwards related to a change in ownership in 2001.

Tax credit carry-forwards relate to the Canadian and United States operations amounting to $50.6 and $7.5, respectively. These credits consist primarily of investment tax credits that can be used to offset future federal, provincial and state income taxes payable.

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

Uncertain Tax Positions

The following table reconciles the activity related to the Company’s unrecognized tax benefits, which are included in other non-current liabilities in the consolidated balance sheets:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013
Opening balance	$9.8	$9.6
Increase related to acquisitions	9.5	—
Increase related to current year tax positions	4.4	0.1
Decrease related to prior year tax positions	(1.9)	—
Applied against deferred tax assets	(4.6)	—
Reductions due to lapse in statute of limitations	(1.5)	—
Settlements	(0.9)	—
Other	(0.2)	0.1

Closing balance	$14.6	$9.8

The amount of unrecognized tax benefits at December 31, 2014 that would affect the effective tax rate, if recognized, were approximately $13.4 (December 31, 2013 — $8.5).

The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2014, the Company has a balance of $2.7 (December 31, 2013 — $0.5) for the potential payment of interest and penalties. For the year ended December 31, 2014, the Company expensed $0.5 (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — $0.1, $0.1 and $0.2) for the potential payment of interest and penalties.

The Company routinely engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions throughout the year. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. The Company estimates that the unrecognized tax benefits inclusive of interest at December 31, 2014 are expected to be reduced by approximately $5.6 in the next 12 months.

The Company or its subsidiaries file income tax returns in a significant number of countries. These tax returns are subject to examination by local taxing authorities. The following summarizes the open years by major jurisdiction: Canada — 2011 to 2014 and for specific types of transactions from 2009 to 2014; the U.S. — 2011 to 2014; Germany — 2011 to 2014; France — 2011 to 2014; Sweden — 2008 to 2014; Switzerland — 2009 to 2014; and the U.K. — 2008 to 2014.

At December 31, 2014, the Company is presently under audit in the U.K. for the 2009, 2010 and 2011 tax years, in Italy for the 2010, 2011 and 2012 tax years and in Canada for the 2011 and 2012 tax years. The resolution of tax matters in these jurisdictions is not expected to be material to the Consolidated Financial Statements. During the year, the Company settled a tax audit in France, which did not have a material impact on the Consolidated Financial Statements.

24. PENSION PLANS

The Company maintains defined contribution pension plans or defined benefit plans that cover a significant portion of its employees.

Defined Contribution Plans

The Company contributes to defined contribution pension plans on the basis of the percentage specified in each plan. The costs of the defined contribution plans are expensed as incurred. For the year ended December 31, 2014, the Company made contributions to these plans of $14.3 (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — $2.4, $3.9 and $3.7).

Defined Benefit Plans

Description of defined benefit plans and significant changes

The Company operates a defined benefit plan in the U.K. and, as a result of the acquisition of Aastra, defined benefit plans in Switzerland, Germany, France and Italy.

The Company operates a partially funded defined benefit plan in the U.K. (“U.K. Plan”), which was closed to new members in 2001 and was closed to new service in November 2012.

As a result of the acquisition of Aastra, the Company assumed unfunded defined benefit obligations related to France, Italy and Germany (“France Plan”, “Italy Plan” and “Germany Plan”, respectively). Under the France Plan and Italy Plan, retirees generally benefit from a lump sum payment upon retirement or departure. Under the Germany Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.

In addition, as a result of the acquisition of Aastra, the Company operates a partially funded multiple-employer pension plan in Switzerland (“Switzerland Plan”). Under the Switzerland Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. As the plan is a multiple-employer plan, the Consolidated Financial Statements include the Company’s pro-rata share of assets, projected benefit obligation and pension benefit cost.

For the year ended December 31, 2014, changes in valuation assumptions, in particular a change in discount rate, produced an unfavorable impact on the benefit obligation. For the U.K. Plan, the benefit obligation increased to $265.3 at December 31, 2014 from $226.4 at December 31, 2013 as a result of the change in assumptions, in particular a decrease in the discount rate, which was partially offset by a strengthening of the U.S. dollar compared to the British pound sterling. U.K. Plan assets increased to $174.1 from $169.1 as the actual return was partially offset by the unfavorable effect of foreign currency translation. For the Switzerland Plan, the benefit obligation increased to $114.9 at December 31, 2014 from $104.1 at January 31, 2014 (the date the plan was acquired) as a result of the change in assumptions, in particular a decrease in the discount rate, which was partially offset by a strengthening of the U.S. dollar compared to the Swiss franc. Switzerland Plan assets decreased to $96.0 from $98.4 as the unfavorable effect of foreign currency translation was only partially offset by actual investment returns.

For the eight months ended December 31, 2013, the U.K. pension liability decreased from $90.5 to $57.3 due primarily to changes in valuation assumptions, in particular an increase in the discount rate.

For the year ended April 30, 2013, the U.K. pension liability increased from $75.2 to $90.5 due primarily to changes in valuation assumptions, in particular a decrease in the discount rate.

The defined benefit plan disclosures below are provided in aggregate for all defined benefit plans, including the Company’s portion of the Switzerland multiple-employer plan, unless otherwise noted.

Plan assets and projected benefit obligation information

The change in aggregate projected benefit obligation and plan assets was as follows:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Change in projected benefit obligation:
Benefit obligation at beginning of period	$226.4	$242.9	$213.4
Acquisition of Aastra	130.2	—	—
Service cost	2.2	—	0.8
Interest cost	13.2	6.6	9.7
Employee contributions	1.9	—	0.3
Actuarial loss (gain)	72.3	(35.8)	37.5
Benefits paid	(8.9)	(1.6)	(2.7)
Plan curtailment	(1.2)	—	(6.6)
Foreign exchange	(29.9)	14.3	(9.5)

Benefit obligation at end of period	$406.2	$226.4	$242.9

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Change in plan assets:
Fair value of plan assets at beginning of period	$169.1	$152.4	$138.2
Acquisition of Aastra	98.4	—	—
Actual return on plan assets	21.1	4.6	18.1
Employer contributions	7.3	3.2	4.6
Employee contributions	1.9	—	0.3
Benefits paid	(7.2)	(1.6)	(2.7)
Foreign exchange	(20.5)	10.5	(6.1)

Fair value of plan assets at end of period	$270.1	$169.1	$152.4

Pension liability	$136.1	$57.3	$90.5

The Company’s projected benefit obligation and plan assets, by defined benefit plan, at December 31, 2014 were as follows:

	U.K. Plan	Switzerland Plan	All Other	Total
Projected benefit obligation	$265.3	$114.9	$26.0	$406.2
Plan assets	174.1	96.0	—	270.1

Pension liability	$91.2	$18.9	$26.0	$136.1

The following table provides the Company’s aggregate accumulated benefit obligation:

	December 31, 2014	December 31, 2013	April 30, 2013
Accumulated benefit obligation	394.3	226.4	242.9

Periodic benefit cost

The aggregate net periodic benefit cost was as follows:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Current service cost — defined benefit	$2.2	$—	$0.8	$1.6
Interest cost	13.2	6.6	9.7	9.8
Expected return on plan assets	(13.2)	(5.4)	(7.3)	(8.4)
Curtailment gain, net of unrecognized actuarial loss	(0.7)	—	—	—
Recognized actuarial loss	0.8	0.8	1.9	1.9

Net periodic defined benefit cost	$2.3	$2.0	$5.1	$4.9

Assumptions

The following assumptions were used to determine the periodic pension expense for the U.K. Plan:

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013	Year Ended April 30, 2012
Discount rate	4.70%	4.10%	4.90%	5.30%
Inflation rate	3.30%	3.30%	3.30%	3.20%
Investment returns assumption	6.00%	5.30%	5.30%	6.50%

The following assumptions were used to determine the net present value of the accrued pension benefits for the U.K. Plan:

	December 31, 2014		December 31, 2013		April 30, 2013		April 30, 2012
Discount rate	3.70%		4.70%		4.10%		4.90%
Inflation rate	3.00%		3.30%		3.30%		3.30%
Compensation increase rate	N/A	(1)	N/A	(1)	N/A	(1)	3.20%
Average remaining service life of employees	N/A	(1)	N/A	(1)	N/A	(1)	18 years

(1)	As a result of the U.K. Plan’s November 2012 pension curtailment, members no longer earn benefits for current service and therefore the compensation rate increase and average remaining service life are no longer factors in determining the net present value of accrued pension benefits.

The following assumptions were used to determine the periodic pension expense for the Switzerland Plan:

Year Ended December 31, 2014 (1)
Discount rate	2.25%
Inflation rate	1.50%
Investment returns assumption	3.50%

(1)	Assumptions were applicable from the date of the acquisition of Aastra on January 31, 2014.

The following assumptions were used to determine the net present value of the accrued pension benefits for the Switzerland Plan:

December 31, 2014
Discount rate	1.20%
Inflation rate	1.40%
Compensation increase rate	1.90%
Average remaining service life of employees	11 years

Estimated future benefit payments

The table below reflects the total benefits expected to be paid in each of the next five years and in the aggregate for the subsequent five years.

Benefit Payments
2015	7.4
2016	7.3
2017	7.5
2018	7.6
2019	8.1
2020-2024	44.4

Contributions

The Company expects to make employer contributions of $5.2 (£3.3) to fund the U.K. Plan deficit in 2015. The amount of annual employer contributions required to fund the pension deficit is determined every three years in accordance with U.K. regulations. In June 2013, the Company’s annual requirement to fund the pension deficit for 2014 was determined to be $5.0 (£3.2), and increases at an annual rate of 3% for 2015 and 2016. The Company expects to make employer contributions of $1.8 to fund the Switzerland Plan in 2015.

Plan assets

The Company’s target allocation and actual pension plan asset allocation by asset category for the U.K Plan were as follows:

	December 31, 2014 Actual (1)	December 31, 2014 Target	December 31, 2013 Actual	December 31, 2013 Target
Cash	24%	0%	6%	0%
Equities	70%	67%	67%	67%
Debt securities	6%	33%	27%	33%

(1)	Difference between actual allocation and target allocation is primarily as a result of cash held at December 31, 2014 due to the proceeds from sales of an investment fund that had not yet been reinvested.

The Company’s target allocation and actual pension plan asset allocation by asset category for the Switzerland Plan were as follows:

	December 31, 2014 Actual	December 31, 2014 Target
Cash	11%	2%
Debt securities	19%	32%
Real estate	40%	40%
Equities	21%	20%
Other	9%	6%

The investment objectives of the pension portfolio of assets (the “Fund”) are designed to generate returns that will enable the Fund to meet its future obligations. The performance benchmark for the investment managers is to earn in excess of the index return in those asset categories, which are actively managed. In setting the overall expected rate of return, the various percentages of assets held in each asset class together with the investment return expected from that class are taken into account. For cash and bonds, the rate used is that derived from an appropriate index at the valuation date. For equities and real estate, a model is used based on historical outperformance compared to bonds. For the year ended December 31, 2014, the assumption of equity outperformance compared to bonds was 3.5% (eight months ended December 31, 2013 and years ended April 30, 2013 and 2012 — 3.5%, 3.5% and 3.3%) and the assumption of real estate outperformance compared to bonds was 2.0% (comparative periods not applicable due to no investments in this category prior to the acquisition of Aastra).

The following table discloses the major category of fair value (as described in note 26):

	Fair Value Measurement at December 31, 2014
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash	$51.9	$—	$—	$51.9
Equities	141.6	—	—	141.6
Bonds	—	29.6	—	29.6
Real estate	—	—	38.4	38.4
Other	—	—	8.6	8.6

	$193.5	$29.6	$47.0	$270.1

	Fair Value Measurement at December 31, 2013
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash	$9.4	$—	$—	$9.4
Equities	114.5	—	—	114.5
Bonds	—	45.2	—	45.2

	$123.9	$45.2	$—	$169.1

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

Fair value hedging

The Company has used, and may use in the future, foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables, payables and intercompany balances. Foreign currency contracts used to hedge the fair value of foreign currency receivables, payables and intercompany balances are recorded at fair value, with changes in the fair value recorded as other income (expense) in the consolidated statements of operations. At December 31, 2013 all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. The Company did not have any forward contracts used for fair value hedging outstanding at December 31, 2014.

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

At December 31, 2014, to hedge probable future cash outflows of Canadian payroll, the Company held forward contracts with durations of up to three months on a notional amount of $10.2 U.S. dollars. At December 31, 2014, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for cash flow hedging of less than $0.1. For the eight months ended December 31, 2013 and the years ended April 30, 2013 and 2012, no forward contracts were used to hedge probable future cash flows.

Credit risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, other receivables, sales-type lease receivables, sold rental payment remaining unbilled and assets held by the defined benefit pension plan. Cash is generally held in banks with an investment grade rating. Cash equivalents are invested in government and commercial paper with investment grade credit rating. The Company is exposed to normal credit risk from customers. However, the Company has a large number of diverse customers to minimize concentrations of credit risk. No customer represented more than 10% of accounts receivable at December 31, 2014 and December 31, 2013.

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

In addition, the Company’s defined benefit plans, as described in note 24, are exposed to changes in interest rate risk through their investment in bonds and the discount rate assumptions.

The Company is not exposed to any other significant interest rate risk due to the short-term maturity of its monetary assets and current liabilities. The Company’s sales-type lease receivables have fixed future cash flows and are therefore not exposed to significant interest rate risk.

26. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities carried at fair value are measured using one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The Company’s cash equivalents, as described in note 2, are valued using the category Level 2. The Company does not have any other significant financial assets or liabilities measured at fair value on a recurring basis, other than the investments held by defined benefit pension plans, as described in note 24.

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, amounts due to (from) related parties, net investment in sales-type leases and long-term debt. Due to the short-term maturity of cash, restricted cash, accounts receivable, accounts payable and amounts due to (from) related parties, the carrying value of these instruments is a reasonable estimate of their fair value. At December 31, 2014, the fair value of the term loan, as described in note 13, was approximately 100% of the principal balance.

27. TRANSITION PERIOD COMPARATIVE BALANCES

In January 2014, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of its Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2014. This resulted in a change in fiscal year end from April 30 to December 31. The required transition period of May 1, 2013 to December 31, 2013 is included in these financial statements. In order to provide comparative results for the year ended December 31, 2014, the unaudited consolidated results of operations and comprehensive income for the year ended December 31, 2013 is presented below. In order to provide comparative results for the eight month period ended December 31, 2013, the unaudited consolidated results of operations and comprehensive income for the eight months ended December 31, 2012 is also presented.

	Year Ended December 31, 2013	Eight Months Ended December 31, 2012
	(unaudited)	(unaudited)
Revenues
Product	$357.8	$228.9
Services	155.8	108.1
Cloud recurring	55.9	27.7

	569.5	364.7
Cost of revenues
Product	119.3	79.1
Services	96.4	70.1
Cloud recurring	29.6	15.1

	245.3	164.3

Gross margin	324.2	200.4

Expenses:
Selling, general and administrative	199.3	131.2
Research and development	56.9	37.3
Special charges and restructuring costs	17.5	17.5
Amortization of acquisition-related intangible assets	24.2	15.0
Loss on litigation settlement	—	1.4

	297.9	202.4

Operating income (loss)	26.3	(2.0)
Interest expense	(24.5)	(12.3)
Debt retirement costs	(3.2)	—
Other income (expense)	(0.2)	1.2

Loss from continuing operations, before income taxes	(1.6)	(13.1)
Current income tax recovery (expense)	1.8	1.1
Deferred income tax recovery (expense)	(0.4)	6.0

Net loss from continuing operations	(0.2)	(6.0)
Net loss from discontinued operations	(3.0)	(0.7)

Net loss	$(3.2)	$(6.7)

Other comprehensive income (loss) — foreign currency translation	$1.0	$(0.9)
Other comprehensive income — pension liability adjustments	10.4	6.8

Comprehensive income (loss)	$8.2	$(0.8)

Net loss per common share — Basic and Diluted:
Net loss per share from continuing operations	$(0.01)	$(0.11)
Net loss per share from discontinued operations	$(0.05)	$(0.01)
Net loss per share	$(0.06)	$(0.12)
Weighted-average number of common shares outstanding:
Basic and diluted	53.8	53.7

SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

AS OF DECEMBER 31, 2014

(in U.S. dollars, millions)

		Additions
Description	Balance, Beginning of Period	Charged to expenses	Other (1)	Deductions	Balance, End of Period
Year Ended April 30, 2012
Allowance for doubtful accounts, excluding amounts related to lease receivables	$4.4	$1.0	$—	$(2.0)	$3.4
Allowance for sales-type leases and lease recourse liability	$12.2	$1.6	$—	$(4.4)	$9.4
Provision for excess and obsolete inventory	$8.5	$1.0	$—	$(2.3)	$7.2
Year Ended April 30, 2013
Allowance for doubtful accounts, excluding amounts related to lease receivables	$3.4	$2.5	$—	$(1.1)	$4.8
Allowance for sales-type leases and lease recourse liability	$9.4	$0.7	$—	$(3.4)	$6.7
Provision for excess and obsolete inventory	$7.2	$2.0	$—	$(1.9)	$7.3
Eight Months Ended December 31, 2013
Allowance for doubtful accounts, excluding amounts related to lease receivables	$4.8	$0.7	$—	$(0.7)	$4.8
Allowance for sales-type leases and lease recourse liability	$6.7	$1.0	$—	$(2.7)	$5.0
Provision for excess and obsolete inventory	$7.3	$1.3	$—	$(2.9)	$5.7
Year Ended December 31, 2014
Allowance for doubtful accounts, excluding amounts related to lease receivables	$4.8	$3.0	$6.1	$(1.9)	$12.0
Allowance for sales-type leases and lease recourse liability	$5.0	$0.4	$1.1	$(2.2)	$4.3
Provision for excess and obsolete inventory	$5.7	$0.6	$—	$(0.9)	$5.4

(1)	Primarily relates to the acquisition of Aastra

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the CEO and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC.

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

As of December 31, 2014, our management, including the CEO and CFO, completed their evaluation of the effectiveness of our internal control over financial reporting. This evaluation was based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified no material weaknesses that existed in the design or operation of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2014. In performing the evaluation of internal control over financial reporting as of December 31, 2014, management has excluded Aastra, a company acquired in a business combination on January 31, 2014. Tangible assets of approximately $274.6 million and liabilities of approximately $245.6 million related to the Aastra business were included in Mitel’s consolidated balance sheet at December 31, 2014 and total revenues of approximately $524.9 million and a net loss of approximately $16.1 million were included in the consolidated statement of operations for the year ended December 31, 2014 (representing operations of the Aastra business from the acquisition date of January 31, 2014).

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte LLP, independent registered public accounting firm, as stated in their report on internal control over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control over Financial Reporting

The acquisition of Aastra on January 31, 2014, represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting which was completed as of December 31, 2013. Tangible assets of approximately $274.6 million and liabilities of approximately $245.6 million related to the Aastra business were included in Mitel’s consolidated balance sheet at December 31, 2014 and total revenues of approximately $524.9 million and a net loss of approximately $16.1 million were included in the consolidated statement of operations for the year ended December 31, 2014 (representing operations of the Aastra business from the acquisition date of January 31, 2014). The Aastra business utilizes separate information and accounting systems and processes. The Company intends to extend its Sarbanes-Oxley Section 404 compliance program to include the Aastra business beginning in 2015.

Other than the acquisition of Aastra, there were no significant changes in the Company’s internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2014. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 11.	Executive Compensation

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2014. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2014. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2014. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2014. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	(1) and (2) — The following Consolidated Financial Statements of the Company are included in Item 8 herein.

(A)	Reports of Independent Registered Chartered Accountants.

(B)	Consolidated Balance Sheets — As of December 31, 2014 and December 31, 2013

(C)	Consolidated Statements of Operations —Year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and April 30, 2012.

(D)	Consolidated Statements of Comprehensive Income (Loss) — Year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and April 30, 2012.

(E)	Consolidated Statements of Shareholders’ Equity — Year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and April 30, 2012.

(F)	Consolidated Statements of Cash Flows — Year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and April 30, 2012

(G)	Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits — See Exhibit Index.

The management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are denoted in the Exhibit Index.

2.	Our consolidated valuation of qualifying accounts (Schedule II) financial statement schedule is included in Item 8 herein.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

3.	Exhibits filed with this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2015.

MITEL NETWORKS CORPORATION

By:	/s/ Steven E. Spooner
Steven E. Spooner
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Richard D. McBee Richard D. McBee	Chief Executive Officer & President (Principal Executive Officer) and Director	February 26, 2015

/s/ Dr. Terence H. Matthews Dr. Terence H. Matthews	Chairman of the Board	February 26, 2015

/s/ Peter D. Charbonneau Peter D. Charbonneau	Director	February 26, 2015

/s/ Benjamin H. Ball Benjamin H. Ball	Director	February 26, 2015

/s/ Anthony Shen Anthony Shen	Director	February 26, 2015

/s/ Andrew J. Kowal Andrew J. Kowal	Director	February 26, 2015

/s/ Francis Shen Francis Shen	Director	February 26, 2015

/s/ John P. McHugh John P. McHugh	Director	February 26, 2015

/s/ David Williams David Williams	Director	February 26, 2015

EXHIBIT INDEX

3.1	Restated Articles of Incorporation (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F-1, filed with the SEC on April 16, 2010)

3.2	By — laws (incorporated by reference to Amendment No. 3 to Mitel’s Registration Statement on Form F-1, filed with the SEC on March 30, 2010)

3.3	Articles of Amalgamation, dated January 31, 2014, as amended (incorporated by reference to Mitel’s Form 8-K/A, filed with the SEC on December 5, 2014)

4.1	Form of Common Share Certificate (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F-1, filed with the SEC on April 16, 2010)

10.1	First Lien Credit Agreement, dated as of February 27, 2013, among Mitel Networks Corporation and Mitel U.S. Holdings, Inc., as the Borrowers, various financial institutions and other persons from time to time parties thereto, as the Lenders, Bank of America, N.A. as the Administrative Agent and Collateral Agent, RBC Capital Markets, as the Syndication Agent and Bank of America, N.A., RBC Capital Markets and MCS Capital Markets LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Mitel’s Annual Report on Form 8-K, filed with the SEC on March 4, 2013)

10.2	Second Lien Credit Agreement, dated as of February 27, 2013, among Mitel U.S. Holdings, Inc., as the Borrower, Mitel Networks Corporation as the Parent, various financial institutions and other persons from time to time parties thereto, as the Lenders, Wilmington Trust, National Association as the Administrative Agent and Collateral Agent, and KKR Asset Management as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Mitel’s Annual Report on Form 8-K, filed with the SEC on March 4, 2013)

10.3	Credit Agreement, dated January 31, 2014, among Mitel Networks Corporation and Mitel U.S. Holdings, Inc. as the borrowers, Jefferies Finance LLC as the administrative agent and collateral agent, TD Securities (USA) LLC as the syndication agent, HSBC Bank and Canada Export Development Canada as the co-documentation agent and Jefferies Finance LLC and TD Securities (USA) LLC as joint lead arrangers and joint bookrunners, and the lenders named therein (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on February 5, 2014)

10.4	Form of Global Mitel Employment Agreement (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F-1, filed with the SEC on July 6, 2006)

10.5	2006 Equity Incentive Plan, as amended (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.6	2014 Equity Incentive Plan, (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on May 9, 2014)

10.7	Employment Agreement between Mitel and Joe Vitalone effective as of March 5, 2013 (incorporated by reference to Mitel’s Annual Report on Form 10-KT, filed with the SEC on March 31, 2014)

10.8	Amended and Restated Employment Agreement effective as of March 12, 2010, between Mitel and Steven Spooner (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F-1, filed with the SEC on March 17, 2010)

10.9	Employment Contract dated August 31, 1999, between Mitel and Graham Bevington (the “Bevington Employment Contract”) (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F-1, filed with the SEC on July 6, 2006)

10.9 (a) Alterations to terms and conditions of the Bevington Employment Contract dated July 20, 2001 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F-1, filed with the SEC on July 6, 2006)

10.10	Amended and Restated Employment Agreement between Mitel and Ron Wellard effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F-1, filed with the SEC on March 17, 2010)

10.11	Employment Contract dated January 13, 2011, between Mitel and Richard McBee (incorporated by reference to Mitel’s Form 8K, filed with the SEC on January 13, 2011)

10.12	Integrated Communications Solutions R&D Project Agreement (the “R&D Project Agreement”) between Mitel, Mitel Knowledge Corporation, March Networks Corporation, March Healthcare and Her Majesty the Queen in Right of Canada dated October 10, 2002 (incorporated by reference to Amendment No. 3 to the Mitel’s Registration Statement on Form 20-F, filed with the SEC on February 12, 2003) +

10.12 (a) Amendment No. 1 to the R&D Project Agreement dated March 27, 2003 (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on August 31, 2004)

10.12 (b) Amendment No. 2 to the R&D Project Agreement dated May 2, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.12 (c) Amendment No. 3 to the R&D Project Agreement dated September 16, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.12 (d) Amendment No. 4 to the R&D Project Agreement dated June 27, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.12 (e) Amendment No. 5 to the R&D Project Agreement dated October 3, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.12 (f) Amendment No. 6 to the R&D Project Agreement dated October 31, 2006 (incorporated by reference to Mitel’s Registration Statement on Form F-1, filed with the SEC on November 8, 2006)

10.12 (g) Amendment No. 7 to the R&D Project Agreement dated March 10, 2010 (incorporated by reference to Mitel’s Annual Report on Form 10-K, filed with the SEC on July 1, 2011)

10.13	Form of Warrant granted to Her Majesty in Right of Canada (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.14	Master Manufacturing Services Agreement between Mitel and its subsidiaries and BreconRidge Corporation and its subsidiaries (acquired by Sanmina-SCI in May 2010) dated June 20, 2008 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F-1, filed with the SEC on February 4, 2010)

10.15	Master Manufacturing Services Agreement between Mitel and Flextronics Telecom Systems, Ltd. dated as at May 1, 2007 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F-1, filed with the SEC on February 4, 2010)

10.16	Shareholder Agreement among Mitel, Terence H. Matthews, Wesley Clover and Francisco Partners dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.17	Amended and Restated Registration Rights Agreement among Mitel, Terence H. Matthews, Wesley Clover, EdgeStone, Francisco Partners and Morgan Stanley dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.18	Lease Agreement between Mitel and Kanata Research Park Corporation dated as at November 1, 2010 (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on February 2, 2011)

10.19	Arrangement Agreement, dated November 10, 2013, between Mitel Networks Corporation and Aastra Technologies Limited (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on November 14, 2013)

10.20	Voting Support Agreement, dated November 10, 2013, among Astra Technologies Limited, Mitel Networks Corporation, Dr. Terence Matthews and Kanata Research Park Corporation (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on November 14, 2013)

10.21	Voting Support Agreement, dated November 10, 2013, among Astra Technologies Limited, Mitel Networks Corporation, Arsenal Holdco I, S.A.R.L. and Arsenal Holdco II, S.A.R.L. (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on November 14, 2013)

10.22	Voting Support Agreement, dated November 10, 2013, among Mitel Networks Corporation, Shen Capital Corporation and Francis Shen (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on November 14, 2013)

10.23	Voting Support Agreement, dated November 10, 2013, among Mitel Networks Corporation, 1615282 Ontario Inc. and Anthony Shen(incorporated by reference to Mitel’s Form 8-K, filed with the SEC on November 14, 2013)

10.24	Consulting Agreement, dated December 11, 2013, between Mitel Networks Corporation and Francis Shen (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on February 5, 2014)

10.25	Consulting Agreement, dated December 11, 2013, between Mitel Networks Corporation and Anthony Shen (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on February 5, 2014)

21.1*	Subsidiaries of Mitel

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Mitel Network Corporation’s Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; (iv) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

+	Portions of this document have been granted “Confidential Treatment” by the Secretary of the SEC.
*	Filed herewith.