Form 10-K/A
period 2014-12-31
MITEL NETWORKS CORP
filed 2015-04-01
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of March 17, 2015, there were 100,160,689 common shares outstanding.

EXPLANATORY NOTE

Mitel Networks Corporation (the “Company”) qualifies as a foreign private issuer for purposes of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead of filing annual and periodic reports on forms available for foreign private issuers, the Company filed an annual report on Form 10-K and is filing this Amendment No.1 to that report on Form 10-K/A (this “Report”) and has been filing and expects to continue to file annual and quarterly reports on Form 10-K and Form 10-Q, respectively, and current reports on Form 8-K.

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

The Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”) on February 26, 2015. In reliance upon and as permitted by Instruction G(3) to Form 10-K, the Company is filing this Amendment No. 1 on Form 10-K/A in order to include in the 2014 Form 10-K the Part III information not previously included in the 2014 Form 10-K.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2014 Form 10-K and, unless otherwise noted herein, has not been modified or updated other than the inclusion of Part III information. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2014 Form 10-K and the Company’s other filings with the SEC.

In this Amendment No. 1 on Form 10-K/A, Mitel Networks Corporation is referred to as “Mitel”, “we”, “us”, “our”, “our corporation”, or “the corporation.” References to “GAAP” mean generally accepted accounting principles in the United States.

All dollar amounts quoted in this Report are provided in the United States dollars, unless otherwise stated.

All references to websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

MITEL NETWORKS CORPORATION

2014 FORM 10–K/A ANNUAL REPORT

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers as of March 17, 2015. Unless otherwise indicated below, the business address for each of our directors and executive officers is 350 Legget Drive, Ottawa, Ontario, Canada K2K 2W7.

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation

Dr. Terence H. Matthews Ottawa, Ontario, Canada	71	Chairman of the Board Member of the Nominating & Governance Committee	February 16, 2001	Chairman, Wesley Clover International Corporation

Richard D. McBee Dallas, Texas, United States	51	President and Chief Executive Officer and Director	January 19, 2011	President and Chief Executive Officer, Mitel

Peter D. Charbonneau (1) Ottawa, Ontario, Canada	61	Lead Director, Chairman of the Audit Committee, Chairman of the Nominating & Governance Committee	February 16, 2001	Independent Corporate Director

Benjamin H. Ball San Francisco, California, United States	49	Director, Chairman of the Compensation Committee, Member of the Nominating & Governance Committee	October 23, 2007	Partner, Francisco Partners Management, LLC

Andrew J. Kowal (2) San Francisco, California, United States	37	Director, Member of the Nominating & Governance Committee	July 2, 2009	Partner, Francisco Partners Management, LLC

John P. McHugh (3) Newcastle, California, United States	54	Director, Member of Audit Committee, Member of Nominating & Governance Committee	March 12, 2010	General Manager and Senior Vice President, NETGEAR, Inc.

Anthony P. Shen Toronto, Ontario, Canada	58	Director	January 31, 2014	Corporate Director

Francis N. Shen Toronto, Ontario, Canada	56	Director	January 31, 2014	Corporate Director

David M. Williams Toronto, Ontario, Canada	73	Director, Member of Audit Committee, Member of the Compensation Committee, Member of Nominating & Governance Committee	January 31, 2014	Independent Corporate Director

Steven E. Spooner Ottawa, Ontario, Canada	56	Chief Financial Officer	June 20, 2003	Chief Financial Officer, Mitel

Graham Bevington Chepstow, Wales, United Kingdom	55	Executive Vice President and Regional President	June 28, 2006	Executive Vice President and President EMEA, Mitel

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation

Joseph A. Vitalone Irving, Texas, United States	53	Executive Vice President and President Americas	April 1, 2013	Executive Vice President and President Americas, Mitel

Ronald G. Wellard Ottawa, Ontario, Canada	57	Chief Products and Solutions Officer	October 23, 2007	Chief Products and Solutions Officer, Mitel

Jon D. Brinton Peoria, Arizona, United States	50	Executive Vice President and General Manager Mitel Cloud Services	May 1, 2011	Executive Vice President and General Manager, Mitel Cloud Services, Mitel

Thomas Lokar Dallas, Texas, United States	48	Chief Human Resources Officer	January 13, 2014	Chief Human Resources Officer, Mitel

(1)	Mr. Charbonneau routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Charbonneau was a director of METConnex Inc., which filed a notice of intention to file for bankruptcy protection on September 28, 2006. Mr. Charbonneau resigned from the board of METConnex Inc. in June 2007. Mr. Charbonneau was a director of Trellia Networks Corporation, a portfolio company of Skypoint Telecom Fund II, which filed a proposal under the Canadian Bankruptcy and Insolvency Act that was accepted by the Courts in February, 2011.
(2)	Mr. Kowal routinely invests in and sits as a director on the boards of businesses that are at an early stage of development and that, as a result, involve substantial risks. Mr. Kowal has served as a director of MagnaChip Semiconductor LLC since September 2008. MagnaChip Semiconductor LLC filed for bankruptcy in June 2009.
(3)	Mr. McHugh took a position as Vice President and General Manager of the Enterprise Data Networking Product Unit for Nortel Networks in December, 2008. In January, 2009, Nortel Networks filed for Chapter 11 Bankruptcy protection in Canada, the United States and the United Kingdom.

Executive officers are appointed by the board of directors to serve, subject to the discretion of the board of directors, until their successors are appointed.

Dr. Terence H. Matthews is our founder, our Chairman and a shareholder. Dr. Matthews has been a member of our board of directors since February 16, 2001 and has been involved with us and previously with Mitel Corporation (re-named Zarlink Semiconductor Inc. and acquired by Microsemi Corporation), for over 25 years. In 1972, he co-founded Mitel Corporation and served as its President until 1985 when British Telecommunications plc bought a controlling interest in the company. In 2001, companies controlled by Dr. Matthews purchased a controlling interest in Mitel Corporation’s communications systems division and the “Mitel” trademarks to form Mitel. Between 1986 and 2000, Dr. Matthews founded Newbridge Networks Corporation and served as its Chief Executive Officer and Chairman. Dr. Matthews is also the founder and Chairman of Wesley Clover International Corporation, an investment group with offices in the United Kingdom and Canada with investments in a broad range of next-generation technology companies, real estate and hotels and resorts. In addition, Dr. Matthews is currently Chairman, or serves on the board of directors, of a number of high technology companies including CounterPath Corporation, ProntoForms Corporation and Magor Communications Corporation. Dr. Matthews holds an honors degree in electronics from the University of Wales, Swansea and is a Fellow of the Institute of Electrical Engineers and of the Royal Academy of Engineering. He has been awarded honorary doctorates by several universities, including the University of Wales, Glamorgan and Swansea, and Carleton University in Ottawa. In 1994, he was appointed an Officer of the Order of the British Empire, and in the 2001 Queen’s Birthday Honours, he was awarded a Knighthood. In 2011, he was appointed Patron of the Cancer Stem Cell Research Institute at Cardiff University.

Richard D. McBee, who brings more than 25 years of experience in telecommunications to the Company, was appointed to the role of President and Chief Executive Officer in January 2011. Prior to joining the Company, Mr. McBee served as President of the Communications & Enterprise Group of Danaher Corporation. In this role, he was responsible for annual sales derived from carrier, enterprise, and SMB markets via both direct sales and channel partners. Mr. McBee joined Danaher in 2007 as President, Tektronix Communications, following the acquisition by Danaher of Tektronix. During his 15 years with Tektronix, he held a variety of positions including Senior Vice President and General Manager, Communications Business Unit; Senior Vice President of Worldwide Sales, Service and Marketing; and Vice President of Marketing & Strategic Initiatives. Mr. McBee holds a Master’s Degree in Business Administration from the Chapman School of Business and Economics and graduated from the United States Air Force Academy with a Bachelor of Science in 1986. Mr. McBee serves on the board of the Metroplex Technology Business Council in Texas.

Peter D. Charbonneau is an Independent Corporate Director. Mr. Charbonneau served as a General Partner at Skypoint Capital Corporation, an early-stage technology venture capital firm, a position he held from January 2001 to March 2015. From June 2000 to December 2000, Mr. Charbonneau was an Executive Vice President of March Networks Corporation. Mr. Charbonneau was appointed to our board of directors on February 16, 2001. Prior to his involvement with March Networks Corporation, Mr. Charbonneau spent 13 years at Newbridge Networks Corporation acting in numerous capacities including as Chief Financial Officer, Executive Vice President, President and Chief Operating Officer and Vice Chairman. He also served as a member of Newbridge Networks Corporation’s board of directors between 1996 and 2000. Mr. Charbonneau currently serves on the board of directors of Teradici Corporation. Mr. Charbonneau holds a Bachelor of Science degree from the University of Ottawa and an MBA from University of Western Ontario. He has been a member of the Chartered Professional Accountants of Ontario (and its predecessor, the Institute of Chartered Accountants of Ontario) since 1979 and in June 2003 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Benjamin H. Ball is a founding partner of Francisco Partners Management, LLC, which is a leading private equity firm focused exclusively on investing in the information technology market. Mr. Ball focuses primarily on investments in the communications and hardware systems sectors. Mr. Ball was appointed to our board of directors on October 23, 2007. He also serves on the board of directors of Electrical Components International, Inc, WatchGuard Technologies, Inc., Metaswitch Networks, Inc. and WebTrends, Inc. Prior to founding Francisco Partners, Mr. Ball was a Vice President with TA Associates where he led private equity investments in the software, semiconductor and communications segments. Earlier in his career, Mr. Ball worked for AEA Investors, a New York-based private equity firm, and also for the consulting firm of Bain & Company. Mr. Ball holds a Bachelor of Arts degree from Harvard College and an MBA from Stanford Graduate School of Business.

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

Anthony P. Shen was appointed to our board of directors upon Mitel’s acquisition of Aastra in January 2014. He also held the position of Chief Operating Officer from January 2014 to January 31, 2015. Mr. Anthony Shen brings more than 20 years of experience in telecommunications, most recently as President and co-Chief Executive Officer of Aastra, a role he held from 2005. He co-founded Aastra with Francis Shen and, prior to 2005, held leadership roles at Aastra including Chief Operating Officer and Vice President of Aastra Telecom Inc., a wholly owned subsidiary of Aastra. Prior to his leadership roles at Aastra, Mr. Anthony Shen spent nine years at Owens Corning Fiberglass Corporation in a variety of positions that spanned engineering and product development to marketing. He holds a Bachelor of Applied Science (Engineering Physics) from the University of Toronto, Canada.

Francis N. Shen was appointed to our board of directors upon Mitel’s acquisition of Aastra in January 2014. He also held the position of Chief Strategy Officer from January through to July 31, 2014. Mr. Francis Shen brings more than 20 years of experience in the telecommunication industry. He is a co-founding shareholder of Aastra and led the company and its predecessor aerospace and defense business since its inception in 1983. In 1996, when Aastra became a public company, Mr. Francis Shen served as Chairman and Chief Executive Officer, a position he held until 2005, when he became co-Chief Executive Officer, leading the company with Mr. Anthony Shen. He holds a Master of Applied Science (Aerospace Engineering) granted in 1983 and a Bachelor of Applied Science (Engineering Science) from the University of Toronto, Canada.

David M. Williams was appointed to the board of directors upon Mitel’s acquisition of Aastra in January 2014. He was previously Aastra’s Lead Independent Director and Chair of Aastra’s Compensation Committee. Mr. Williams served as Interim President and Chief Executive Officer of Shoppers Drug Mart Corporation from February 2011 to November 2011. Prior to this, he served as President and Chief Executive Officer of the Ontario Workplace Safety and Insurance Board and held senior executive and finance roles with George Weston Limited and Loblaw Companies Limited, including a term as Chief Financial Officer of Loblaw Companies Limited. Mr. Williams is a director of President’s Choice Bank, Mattamy Homes Corporation and the Chair of the board of directors of Toronto Hydro Corp. and Morrison Lamothe Inc. Mr. Williams is a graduate of the ICD Corporate Governance College and is a member of the Chartered Professional Accountants of Ontario.

Steven E. Spooner joined us in June 2003 as Chief Financial Officer. Mr. Spooner has more than 34 years of financial, administrative and operational experience with companies in the high technology and telecommunications sectors. Between April 2002 and June 2003, he was an independent management consultant for various technology companies. From February 2000 to March 2002, Mr. Spooner was President and Chief Executive Officer of Stream Intelligent Networks Corp., a competitive access provider and supplier of point-to-point high speed managed bandwidth. From February 1995 to February 2000, Mr. Spooner served as Vice President and Chief Financial Officer of CrossKeys Systems Corporation, a publicly traded company between 1997 and 2001. Prior to that, Mr. Spooner was Vice President Finance and Corporate Controller of SHL Systemhouse Inc., also a publicly traded company. He held progressively senior financial management responsibilities at Digital Equipment of Canada Ltd. from 1984 to 1990 and at Wang Canada Ltd. from 1990 to 1992. Mr. Spooner currently serves on the board of Magor Communications Corporation and The Ottawa Hospital Foundation. Mr. Spooner is an honours Commerce graduate of Carleton University. He is a member of the Chartered Professional Accountants of Ontario (successor of the Institute of Chartered Accountants of Ontario) and in 2011 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession and received his FCPA in 2013. Mr. Spooner also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Graham Bevington is our Executive Vice President and President EMEA responsible for all sales and field-service-related activities for Europe, Middle East and Africa. Mr. Bevington has more than 25 years experience in the high-technology industry in sales and management positions. He was previously our Executive Vice President for International Markets, a position he held since 2011, where he was responsible for overseeing the growth and success of the Company in all non-North American regions. Mr. Bevington joined us in 2000 as Managing Director for EMEA. From 1997 until December 1999, he was Managing Director at DeTeWe Limited and prior to that, Mr. Bevington was Sales Director at Shipton DeTeWe Limited from 1986 to 1997.

Joseph A. Vitalone joined us in April 2013 as Executive Vice President and President of the Americas, which encompasses the U.S., Canada, and the Caribbean/Latin America. In this role, he is responsible for both the sales and service components of the business for the Americas. Mr. Vitalone has more than 25 years of sales and business development experience in the telecom and technology industries. Prior to joining Mitel, he held the position of Vice President Channel Management at ShoreTel Inc. since 2012 and also served as Vice President of Sales and Business Development for the Americas during ShoreTel’s IPO. Mr. Vitalone also held senior sales management positions at LifeSize Communications (now Logitech), Polycom, and CoVi Technologies, as well as PictureTel, AT&T Wireless and a previous role at Mitel, where he began his sales career. Mr. Vitalone holds a Bachelor of Arts degree (Public Relations) from Western Kentucky University in Bowling Green, Kentucky.

Ronald G. Wellard is Chief Products and Solutions Officer. He is responsible for the Company’s product operations across all portfolios and platforms, encompassing product management, product marketing, product operations, supply chain, and logistics. He also leads the company’s technical support organization, and guides the company’s technology innovation initiatives through the Office of the Chief Technology Officer and the research and development organization. Mr. Wellard joined us in December 2003 as Vice President, R&D, and then held the position of Executive Vice-President of Product Development and Operations and Executive Vice President and General Manager Mitel Communications Solutions and Executive Vice President and General Manager Mitel Products and Solutions. Mr. Wellard brings more than 30 years of experience in the telecommunications industry. Prior to joining Mitel, Mr. Wellard was a Vice President at Nortel Networks Corporation and held the position of Product Development Director for Meridian Norstar from 1994 to 1999. Mr. Wellard has a Bachelor of Applied Science, Systems Design Engineering degree from the University of Waterloo, Ontario, Canada. He holds over a dozen patents in varied areas of telecommunications.

Jon D. Brinton is Executive Vice President and General Manager Mitel Cloud Solutions responsible for leading Mitel’s global cloud initiatives and Mitel’s U.S.-based communications services provider, Mitel NetSolutions. Mr. Brinton joined the Company in 1999 through the acquisition of his own corporation, Network Services Agency, Inc. by Inter-Tel Technologies, Inc. (now known as Mitel Technologies, Inc.) Through the years, Mr. Brinton has held various positions within the Company including: General Manager, Mitel Networks Solutions, Vice President of Networks Services, and President of Mitel NetSolutions, Inc. Mr. Brinton holds a Bachelor of Science degree from Grand Canyon University.

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

All members of the audit committee have experience reviewing financial statements and dealing with related accounting and auditing issues. Each current member of the audit committee has the following relevant education and experience:

•	Peter Charbonneau is an independent corporate director. He served as a general partner in Skypoint Capital Corporation, an early-stage technology venture capital firm from January 2001 to March 2015. He previously served as the Chief Financial Officer and Chief Operating Officer of Newbridge Networks Corporation. Mr. Charbonneau currently sits on the audit committee for Teradici Corporation. Mr. Charbonneau has also served as a director and audit committee member at other companies, including CBC/Radio-Canada, Telus Corporation, BreconRidge Corporation, Cambrian Systems, Inc., CounterPath, March Networks Corporation, ProntoForms Corporation and Jennerex, Inc. From 1977 to 1986, Mr. Charbonneau worked as an accountant at Deloitte LLP (as it is now known). Mr. Charbonneau holds a Bachelor of Science from the University of Ottawa, an MBA from the University of Western Ontario and is a Fellow of the Chartered Professional Accountants of Ontario. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

•	John McHugh is the General Manager and Senior Vice President, Commercial Business Unit of NETGEAR, Inc. Prior to his current role, Mr. McHugh was the Chief Marketing Officer for Brocade Communications Systems, Inc. Prior to that, Mr. McHugh held Vice President and General Manager roles at Nortel Networks and Hewlett-Packard Company. In his capacity as an executive of each of these companies, Mr. McHugh has held leadership roles in R&D, Marketing and Manufacturing, as well as having over 17 years of experience in General Management including management of cash and capital usage, evaluating business opportunities and acquisitions with significant capital structure and cash flow analysis. Mr. McHugh holds a Bachelor of Science in Electrical Engineering and Computer Science from Rose-Hulman Institute of Technology.

•	David Williams serves on the board of directors of several Canadian companies. He served as Interim President and Chief Executive Officer of Shoppers Drug Mart Corporation from February 2011 to November 2011. Prior to this, Mr. Williams served as President and Chief Executive Officer of the Ontario Workplace Safety and Insurance Board and held senior executive and finance roles with George Weston Limited and Loblaw Companies Limited, including a term as Chief Financial Officer of Loblaw Companies Limited. Mr. Williams is a director of President’s Choice Bank, Mattamy Homes Corporation and the Chair of the board of directors of Toronto Hydro Corp. and Morrison Lamothe Inc. Mr. Williams is a graduate of the ICD Corporate Governance College and is a member of the Chartered Professional Accountants of Ontario.

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

In addition to making compensation recommendations to the board, the committee administers our 2006 Equity Incentive Plan and our 2014 Equity Incentive Plan and may periodically recommend the adoption of other incentive compensation plans. The committee also conducts annual reviews of our succession plan, reviews our policies regarding loans to directors and senior officers and monitors and maintains our insider trading policy. To fulfill its mandate, the committee is empowered to retain legal, accounting, financial and other professionals. It is also entitled to full access to our books and records and may require our directors, officers and employees to provide information deemed necessary by the committee to fulfill its mandate.

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s compensation committee during the year ended December 31, 2014. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

David Williams

Compensation Discussion & Analysis

Director Compensation

Except as noted below, all non-employee directors received role-based fees that are paid quarterly as set forth below:

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

Richard McBee who is an executive of Mitel, does not receive annual service retainers or fees for serving as a director. Francis Shen, who was an executive of Mitel until July 31, 2014, received a retainer fee pro-rated for the remainder of the year. Anthony Shen resigned as an executive of Mitel on January 31, 2015 and did not receive annual service retainers or fees for serving as a director in 2014.

For the year ended December 31, 2014, each non-employee director could elect to receive up to $40,000 of the above retainers in cash. The remaining balance must be received in the form of stock options, as set out below. Stock options were granted pursuant to either the 2006 Equity Incentive Plan or 2014 Equity Incentive Plan.

Options to acquire 609,276 common shares were exercised by directors during the year ended December 31, 2014, including 259,112 options exercised by Jean-Paul Cossart and Henry Perret, each of whom resigned from the board on January 31, 2014.

The compensation committee has reviewed directors’ compensation for the year ended December 31, 2014 and following years. In 2014, the committee retained Radford (an AON Consulting Company), or Radford, for assistance to ensure that our directors compensation packages remain competitive within our industry.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its directors, nor has any director received any financial assistance from the Company or any subsidiary.

In accordance with our Insider Trading Policy, a director is not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds, that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or director. The following table sets forth a summary of compensation earned during the year ended December 31, 2014 by our non-executive directors:

Name	Fees earned ($)	Share- based awards ($)	Option- based awards ($)	Non- equity incentive plan awards ($)	Pension value ($)	All other compensation ($)	Total ($)
Benjamin H. Ball(1)	40,000	—	23,000	—	—	—	63,000
Peter D. Charbonneau	40,000	—	37,000	—	—	—	77,000
Jean-Paul Cossart(2)	10,000	—	5,750	—	—	—	15,750
Andrew J. Kowal (1)	40,000	—	8,000	—	—	—	48,000
Terence H. Matthews	—	—	115,000	—	—	—	115,000
John P. McHugh	—	—	63,000	—	—	—	63,000
Henry L. Perret(3)	10,000	—	5,750	—	—	—	15,750
Anthony P. Shen (4)	—	—	—	—	—	—	—
Francis N. Shen(5)	10,000	—	—	—	—	—	10,000
David Williams(6)	40,000	—	58,100	—	—	—	98,100

(1)	Stock options granted in connection with Mr. Ball and Mr. Kowal acting as directors of the Company were granted to Francisco Partners Management, LLC of which Mr. Ball and Mr. Kowal are partners.
(2)	Stock options granted in connection with Mr. Cossart acting as a director of the Company were granted to Scivias S.a.r.l., a company in which Mr. Cossart is a shareholder. Mr. Cossart resigned from the Board of Directors on January 31, 2014.
(3)	Mr. Perret resigned from the Board of Directors on January 31, 2014.
(4)	Mr. Anthony Shen joined the Board on January 31, 2014 and held the position of Chief Operating Officer until January 31, 2015. Mr. Shen did not receive fees for his role as a director in 2014.
(5)	Mr. Francis Shen joined the Board on January 31, 2014 but held an executive position with the Corporation until July 31, 2014, after which he received director fees.
(6)	Mr. Williams joined the Board on January 31, 2014.

On March 31, 2015, the Board approved a new compensation plan for directors to be effective commencing in the first quarter of fiscal 2015. Non-employee directors will receive role-based fees paid quarterly as disclosed above. Changes from fiscal 2014 are as follows:

•	the fee for annual service on the Board has been increased from $40,000 to $50,000 per year;

•	the annual equity award grant has increased from 10,000 stock options to 10,000 stock options and 10,000 restricted stock units;

•	the initial equity grant for new directors has increased from 5,000 stock options to 45,000 stock options; and

•	whereas in previous years a director could elect to receive up to a maximum of $40,000 per annum in cash compensation with the balance of fees paid in the form of stock options, directors can now elect to receive their per annum fees in the form of all cash compensation, a mix of cash and equity-based compensation (stock options and restricted stock units), or all equity-based compensation (stock options and restricted stock units).

Equity-based grants to directors are split evenly in value between stock options and restricted stock units, using the Black-Scholes valuation methodology.

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

In 2014, the Compensation Committee retained Radford to provide survey data and other benchmark information related to trends and competitive practices in executive compensation. As noted above under “Director Compensation”, Radford also assisted us in reviewing our director compensation package. Radford was originally retained by us in April 2006. Executive and director compensation related fees billed by Radford to the Company in the year ended December 31, 2014, and the eight months ended December 31, 2013 (“Transition Year”), and years ended April 30, 2013 and 2012 were $51,400, $6,700, nil and $62,000, respectively. The reference market used to benchmark executive compensation included companies who operate in a similar industry segment to us. The comparable companies used to benchmark our executive compensation included ADTRAN, Inc., Aruba Networks, Inc., CAE Inc., Ciena Corporation, Comtech Telecommunications Corp., Constellation Software, Inc., Finisar Corporation, Infinera Corporation, JDS Uniphase Corporation, MacDonald, Dettwiler and Associates Ltd., Netgear, Inc., NeuStar, Inc., Plantronics, Inc., Polycom, Inc., Riverbed Technology, Inc., Super Micro Computer Inc. and ViaSat Inc. Our compensation committee set our executive officers’ total overall cash compensation at a level that was at or near the 50th percentile of the cash compensation paid to executives with similar roles at comparable companies. Equity compensation was also targeted at the 50th percentile of comparable companies.

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

For the year ended December 31, 2014, the named executive officers, or NEOs, consisted of: Richard D. McBee, CEO; Steven E. Spooner, CFO; Graham Bevington, Executive Vice President and President EMEA; Ronald G. Wellard, Chief Products and Solutions Officer; and Joseph A. Vitalone, Executive Vice President and President Americas. The annual performance incentive targets for the year ended December 31, 2014 for our NEOs ranged between 50% and 120% of base salary. The financial objective for Mr. McBee, Mr. Spooner and Mr. Wellard consists of Adjusted EBITDA for the Company. The financial objectives for Mr. Bevington and Mr. Vitalone include annual revenue and contribution margin for their respective regions. The targets for the financial objectives were established by our compensation committee and approved by the board of directors.

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

Long-Term Incentive Plans. Our compensation committee believes that equity-based long-term incentive compensation is a fundamental component of our executives’ compensation program. Grants of options and restricted stock units under our equity incentive plans assist us in retaining employees and attracting critical key talent by providing individuals with an opportunity for capital investment in the Company. In addition, the granting of equity-based compensation, in the form of stock options, or restricted stock units (or a mix of both), ensures that the interests of our executive officers are aligned with those of our shareholders. Equity-based compensation is granted primarily to the extent of the individual’s responsibility and performance and are also granted to attract new executive officers and to recognize job promotions.

Our CEO recommends levels of equity-based compensation awards, including stock options and restricted stock units, for our NEOs to our compensation committee based on skills, responsibilities and performance. Previous grants of stock options and/or restricted stock units are also taken into consideration. Our compensation committee approves grants of stock options and/or restricted stock units after discussion and analysis of the material provided to them.

During the year ended December 31, 2014, there were 415,000 stock options granted to the NEOs at strike prices ranging from $9.96 to $10.11 per share and restricted stock units awarded for 184,500 common shares. During the year ended December 31, 2014, there were 283,959 stock options exercised by the NEOs, at strike prices ranging from $3.75 to $5.16 per share.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its executive officers nor has any executive officer received any financial assistance from the Company or any subsidiary.

In accordance with our Insider Trading Policy, an NEO is not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds, that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO. The following table sets forth a summary of compensation paid during the year ended December 31, 2014 (“2014”), Transition Year (“T2013”) and fiscal year 2013 (“F2013”) to our NEOs:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Non-equity annual incentive plan ($)	Option- based Awards ($)	Share- based Awards ($)	Pension Value ($)(2)	All Other Compensation ($)	Total($)
Richard D. McBee	2014	696,154	1,513,008	1,172,500	1,166,694	—	18,000	4,566,356
Chief Executive Officer (3)	T2013	440,000	813,600	131,250	—	—	12,000	1,396,850
	F2013	660,000	509,752	191,000	—	—	18,000	1,378,752

Steven E. Spooner	2014	412,805	481,593	351,750	349,806	9,848	22,793	1,628,595
Chief Financial Officer (4)	T2013	281,258	286,650	1,147,500	—	2,813	7,706	1,725,927
	F2013	436,185	247,360	191,000	—	4,477	11,958	890,980

Graham Bevington	2014	291,696	221,530	186,700	116,265	27,173	100,196	943,560
Executive Vice President and Regional President (5)	T2013	160,668	129,202	52,500	—	16,978	14,064	373,412
	F2013	243,258	187,156	57,300	—	22,167	20,640	530,521

Ronald G. Wellard	2014	322,410	331,957	117,250	116,265	3,338	15,598	906,818
Chief Products and Solutions Officer(6)	T2013	213,833	139,640	70,000	—	2,138	6,622	432,233
	F2013	331,314	128,190	124,150	—	3,384	7,972	595,010

Joseph A. Vitalone	2014	327,409	210,464	117,250	116,265	6,746	9,268	787,402
Executive Vice President and President Americas (7)	T2013	246,000	107,238	175,000	—	—	5,333	533,571
	F2013	25,231	10,000	—	—	—	667	35,898

(1)	Compensation to Mr. Spooner and Mr. Wellard is paid in Canadian dollars, but converted to U.S. dollars at the average rate for the relevant period. The Canadian dollar salaries for 2014, T2013 and F2013 are as follows: Mr. Spooner (2014—C$453,143, T2013—C$292,000 and F2013—C$438,000), and Mr. Wellard (2014—C$353,915, T2013—C$222,000 and F2013—C$333,000).

Compensation to Mr. Bevington is paid in British pounds sterling but converted to U.S. dollars at the average rate for the relevant period. The British pounds sterling salary for 2014, T2013 and F2013 for Mr. Bevington is as follows: 2014—£176,300, T2013—£102,667 and F2013—£154,000.
(2)	Pension value for Mr. Spooner, Mr. Wellard and Mr. Vitalone consists of contributions to a defined contribution plan. Pension value for Mr. Bevington consists of contributions under a defined benefit plan up to November 2012, and contributions to a defined contribution plan thereafter.
(3)	Mr. McBee did not receive compensation in his role as a director. All Other Compensation for Mr. McBee is in respect of a car allowance.
(4)	All Other Compensation for Mr. Spooner is in respect of a car allowance and insurance premiums.
(5)	All Other Compensation for Mr. Bevington is primarily in respect of relocation and a car allowance.
(6)	All Other Compensation for Mr. Wellard is primarily in respect of a car allowance.
(7)	All Other Compensation for Mr. Vitalone is primarily in respect of a car allowance. Mr. Vitalone joined Mitel in April 2013.

Options Outstanding

The following table sets forth information regarding options for the purchase of common shares outstanding as of December 31, 2014 to our directors and NEOs. The closing price of our common shares on the Nasdaq December 31, 2014 was $10.69 per share.

Name	Number of securities underlying unexercised options(1)	Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in- the-money options	Number of shares or units of shares that have not vested	Market or payout value of share-based awards that have not vested
Terence H. Matthews	18,038	18,038	—	$3.06	6-Dec-19	$137,629.94	—	$—
Chairman	18,313	18,313	—	$3.94	7-Mar-20	$123,612.75	—	$—
	18,313	18,313	—	$3.80	1-Jul-20	$126,176.57	—	$—
	16,290	16,290	—	$4.64	5-Sep-20	$98,554.50	—	$—
	10,146	10,146	—	$9.58	12-Dec-20	$11,262.06	—	$—
	9,329	9,329	—	$8.79	5-Feb-21	$17,725.10	—	$—
	9,281	9,281	—	$10.83	20-May-21	$—	—	$—
	9,281	9,281	—	$9.96	14-Aug-21	$6,775.13	—	$—
	9,816	9,816	—	$9.96	13-Nov-21	$7,165.68	—	$—
Peter C. Charbonneau	32,668	32,668	—	$6.50	16-Sep-17	$136,878.92	—	$—
Vice Chairman	20,441	20,441	—	$4.00	7-Jul-18	$136,750.29	—	$—
	10,083	10,083	—	$3.29	7-Sep-18	$74,614.20	—	$—
	8,756	8,756	—	$3.05	23-Dec-18	$66,895.84	—	$—
	8,756	8,756	—	$3.44	7-Mar-19	$63,481.00	—	$—
	10,550	10,550	—	$4.22	26-Jun-19	$68,258.50	—	$—
	10,544	10,544	—	$2.61	6-Sep-19	$85,195.52	—	$—
	10,819	10,819	—	$3.06	6-Dec-19	$82,548.97	—	$—
	10,338	10,338	—	$3.94	7-Mar-20	$69,781.50	—	$—
	10,338	10,338	—	$3.80	1-Jul-20	$71,228.82	—	$—
	6,782	6,782	—	$4.64	5-Sep-20	$41,031.10	—	$—
	4,960	4,960	—	$9.58	12-Dec-20	$5,505.60	—	$—
	4,778	4,778	—	$8.79	5-Feb-21	$9,078.20	—	$—
	4,682	4,682	—	$10.83	20-May-21	$—	—	$—
	4,682	4,682	—	$9.96	14-Aug-21	$3,417.86	—	$—
	4,854	4,854	—	$9.96	13-Nov-21	$3,543.42	—	$—
Benjamin H. Ball	62,200	62,200	—	$6.50	16-Sep-17	$260,618.00	—	$—
Director (2)	28,336	28,336	—	$4.00	7-Jul-18	$189,567.84	—	$—
	21,250	21,250	—	$3.29	7-Sep-18	$157,250.00	—	$—
	18,819	18,819	—	$3.05	23-Dec-18	$143,777.16	—	$—
	18,131	18,131	—	$3.44	7-Mar-19	$131,449.75	—	$—
	22,343	22,343	—	$4.22	26-Jun-19	$144,559.21	—	$—
	21,569	21,569	—	$2.61	6-Sep-19	$174,277.52	—	$—
	20,194	20,194	—	$3.06	6-Dec-19	$154,080.22	—	$—
	20,263	20,263	—	$3.94	7-Mar-20	$136,775.25	—	$—
	20,263	20,263	—	$3.80	1-Jul-20	$139,612.07	—	$—
	8,588	8,588	—	$4.64	5-Sep-20	$51,957.40	—	$—
	7,061	7,061	—	$9.58	12-Dec-20	$7,837.71	—	$—
	6,909	6,909	—	$8.79	5-Feb-21	$13,127.10	—	$—
	6,828	6,828	—	$10.83	20-May-21	$—	—	$—
	6,828	6,828	—	$9.96	14-Aug-21	$4,984.44	—	$—
	6,972	6,972	—	$9.96	13-Nov-21	$5,089.56	—	$—

Name	Number of securities underlying unexercised options(1)		Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in- the-money options	Number of shares or units of shares that have not vested	Market or payout value of share-based awards that have not vested
Andrew J. Kowal	62,200		62,200	—	$6.50	16-Sep-17	$260,618.00	—	$—
Director (2)	28,336		28,336	—	$4.00	7-Jul-18	$189,567.84	—	$—
	21,250		21,250	—	$3.29	7-Sep-18	$157,250.00	—	$—
	18,819		18,819	—	$3.05	23-Dec-18	$143,777.16	—	$—
	18,131		18,131	—	$3.44	7-Mar-19	$131,449.75	—	$—
	22,343		22,343	—	$4.22	26-Jun-19	$144,559.21	—	$—
	21,569		21,569	—	$2.61	6-Sep-19	$174,277.52	—	$—
	20,194		20,194	—	$3.06	6-Dec-19	$154,080.22	—	$—
	20,263		20,263	—	$3.94	7-Mar-20	$136,775.25	—	$—
	20,263		20,263	—	$3.80	1-Jul-20	$139,612.07	—	$—
	8,588		8,588	—	$4.64	5-Sep-20	$51,957.40	—	$—
	7,061		7,061	—	$9.58	12-Dec-20	$7,837.71	—	$—
	6,909		6,909	—	$8.79	5-Feb-21	$13,127.10	—	$—
	6,828		6,828	—	$10.83	20-May-21	$—	—	$—
	6,828		6,828	—	$9.96	14-Aug-21	$4,984.44	—	$—
	6,972		6,972	—	$9.96	13-Nov-21	$5,089.56	—	$—
John P. McHugh	33,276		33,276	—	$6.50	16-Sep-17	$139,426.44	—	$—
Director	12,124		12,124	—	$4.00	7-Jul-18	$81,109.56	—	$—
	12,167		12,167	—	$3.29	7-Sep-18	$90,035.80	—	$—
	9,238		9,238	—	$3.05	23-Dec-18	$70,578.32	—	$—
	10,200		10,200	—	$3.44	7-Mar-19	$73,950.00	—	$—
	11,008		11,008	—	$4.22	26-Jun-19	$71,221.76	—	$—
	12,675		12,675	—	$2.61	6-Sep-19	$102,414.00	—	$—
	11,713		11,713	—	$3.06	6-Dec-19	$89,370.19	—	$—
	10,475		10,475	—	$3.94	7-Mar-20	$70,706.25	—	$—
	10,475		10,475	—	$3.80	1-Jul-20	$72,172.75	—	$—
	9,213		9,213	—	$4.64	5-Sep-20	$55,738.65	—	$—
	6,356		6,356	—	$9.58	12-Dec-20	$7,055.16	—	$—
	6,071		6,071	—	$8.79	5-Feb-21	$11,534.90	—	$—
	6,215		6,215	—	$10.83	20-May-21	$—	—	$—
	6,215		6,215	—	$9.96	14-Aug-21	$4,536.95	—	$—
	6,508		6,508	—	$9.96	13-Nov-21	$4,750.84	—	$—
Francis N. Shen	—		—	—	$—	—	$—	—	$—
Chief Strategy Officer
David M. Williams	9,721		9,721	—	$10.83	20-May-21	$—	—	$—
Director	4,595		4,595	—	$9.96	14-Aug-21	$3,354.35	—	$—
	4,850		4,850	—	$9.96	13-Nov-21	$3,540.50	—	$—
Richard D. McBee	500,000	(3)	—	500,000	$5.16	19-Jan-16	$—	500,000	$2,765,000.00
Chief Executive Officer	1,500,000	(4)	1,313,999	93,751	$5.16	19-Jan-18	$7,266,414.47	93,751	$518,443.03
	100,000		18,750	37,500	$4.22	26-Jun-19	$121,312.50	37,500	$242,625.00
	75,000		14,125	46,875	$3.80	1-Jul-20	$97,321.25	46,875	$322,968.75
	250,000		31,250	218,750	$10.11	3-Apr-21	$18,125.00	218,750	$126,875.00
Anthony P. Shen	—		—	—	$—	—	$—	—	$—
Chief Operating Officer
Steven E. Spooner	25,000		25,000	—	$8.79	15-Jul-17	$47,500.00	—	$—
Chief Financial Officer	150,000		9,375	28,125	$4.00	7-Jul-18	$62,718.75	28,125	$188,156.25
	100,000		12,500	37,500	$4.22	26-Jun-19	$80,875.00	37,500	$242,625.00
	50,000		6,250	31,250	$3.80	1-Jul-20	$43,062.50	31,250	$215,312.50
	400,000		100,000	300,000	$5.73	9-Oct-20	$496,000.00	300,000	$1,488,000.00
	75,000		9,375	65,625	$10.11	3-Apr-21	$5,437.50	65,625	$38,062.50

Name	Number of securities underlying unexercised options(1)	Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in- the-money options	Number of shares or units of shares that have not vested	Market or payout value of share-based awards that have not vested
Graham Bevington	30,000	30,000	—	$8.79	15-Jul-17	$57,000.00	—	$—
Executive Vice President,	50,000	—	9,375	$4.00	7-Jul-18	$—	9,375	$62,718.75
President, EMEA	30,000	18,750	11,250	$4.22	26-Jun-19	$121,312.50	11,250	$72,787.50
	30,000	11,250	18,750	$3.80	1-Jul-20	$77,512.50	18,750	$129,187.50
	25,000	3,125	21,875	$10.11	3-Apr-21	$1,812.50	21,875	$12,687.50
	15,000	937	14,063	$9.96	14-Aug-21	$684.01	14,063	$10,265.99
Joseph A. Vitalone	100,000	22,500	62,500	$3.80	1-Jul-20	$155,025.00	62,500	$430,625.00
Executive Vice President,	25,000	3,125	21,875	$10.11	3-Apr-21	$1,812.50	21,875	$12,687.50
President, Americas
Ronald G. Wellard	30,000	30,000	—	$8.79	15-Jul-17	$57,000.00	—	$—
Chief Products and Solutions Officer,	100,000	60,416	19,584	$4.00	7-Jul-18	$404,183.04	19,584	$131,016.96
General Manager	65,000	40,625	24,375	$4.22	26-Jun-19	$262,843.75	24,375	$157,706.25
Mitel Communications	40,000	7,500	25,000	$3.80	1-Jul-20	$51,675.00	25,000	$172,250.00
Solutions	25,000	3,125	21,875	$10.11	3-Apr-21	$1,812.50	21,875	$12,687.50

(1)	Each stock option award was granted pursuant to our 2006 Equity Incentive Plan, 2014 Equity Incentive Plan or, in the case of Mr. McBee, as an inducement (as described in note 4 below). All of these stock options are unexercised.
(2)	The stock options granted to Francisco Partners Management, LLC have been reflected next to the names of Mr. Ball and Mr. Kowal, who are partners of Francisco Partners Management, LLC. An aggregate of 296,554 options have been granted to Francisco Partners Management, LLC.
(3)	Represents performance-based stock options granted under the 2006 Equity Incentive Plan. The stock options vest as follows: 25% of the options vest on the trigger date and the remainder vest monthly over an 18-month period following the trigger date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price of the common shares on The Nasdaq Global Market is equal to or greater than $16.80 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant.
(4)	515,175 of the stock options granted to Mr. McBee as a component of his employment compensation, have been granted as an inducement, material to his entering into employment with us. These inducement options will vest on the same vesting schedule as regular options granted under the 2006 Equity Incentive Plan. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan, the 2014 Equity Incentive Plan and all other security-based compensation arrangements of the Company.

Restricted Stock Units Outstanding for Executive Officers and Directors

The following table sets forth information regarding restricted stock units for common shares granted as of December 31, 2014 to our directors and NEOs. The closing price of the common shares on the Nasdaq on December 31, 2014 was $10.69 per share.

Name	Number of securities underlying unexercised restricted stock units(1)	Number of shares or units of shares that have not vested	Market or payout value of share- based awards that have not vested
Richard D. McBee	115,400	115,400	$1,233,626
Chief Executive Officer
Steven E. Spooner	34,600	34,600	$369,874
Chief Financial Officer
Graham Bevington	11,500	11,500	$122,935
Executive Vice President, President, EMEA
Joseph A. Vitalone	11,500	11,500	$122,935
Executive Vice President, President, Americas
Ronald G. Wellard	11,500	11,500	$122,935
Chief Products and Solutions Officer

Incentive Plan Awards – Value Vested or Earned During the Year

The following table lists, with respect to each of our NEOs and directors, the value of all option-based and share-based awards that have vested, and all non-equity incentive plan compensation earned, during the year ended December 31, 2014.

Name	Equity-based awards - Value vested during the Year ended December 31, 2014 ($)(1)(2)	Share-based awards - Value vested during the Year ended December 31, 2014 ($)	Non-equity incentive plan compensation - Value earned during the Year ended December 31, 2014 ($)(3)
Richard D. McBee	1,858,969	—	1,513,008
Steven E. Spooner	1,078,954	—	481,593
Graham Bevington	161,178	—	221,530
Joseph A.Vitalone	151,422	—	146,763
Ronald G. Wellard	347,740	—	331,957
Benjaimin H. Ball	484	—	—
Peter D. Charbonneau	334	—	—
Jean-Paul Cossart(4)	274	—	—
Andrew J. Kowal	484	—	—
Terence H. Matthews	653	—	—
John McHugh	425	—	—
Henry L. Perret(4)	274	—	—
Anthony P. Shen(5)	—	—	—
Francis N. Shen(6)	—	—	—
David M. Williams	—	—	—

(1)	Represents the total value of options that vested during the year ended December 31, 2014. The values were calculated using the closing price of our common shares on the Nasdaq on the date the options vested (or if the option vested on a non-trading day, the next trading day).
(2)	Starting June 29, 2011, stock options granted to Board members vested immediately upon grant.
(3)	Represents the total value of annual cash incentive awards for the year ended December 31, 2014. These amounts are also reported in the Summary Compensation Table.
(4)	Mr. Cossart and Mr. Perret resigned from the Board on January 31, 2014.
(5)	Mr. A. Shen held the position of Chief Operating Officer until January 31, 2015 and was paid in accordance with a consulting services agreement.
(6)	Mr. F. Shen held the position of Chief Strategy Officer from January 31, 2014 until July 31, 2014 and was paid in accordance with a consulting services agreement.

Equity Incentive and Other Compensation Plans

2006 Equity Incentive Plan

The Company adopted an equity incentive plan on September 7, 2006, or the 2006 Equity Incentive Plan.

The 2006 Equity Incentive Plan was established to assist in attracting, retaining and motivating employees, directors, officers and consultants through performance related incentives. The 2006 Equity Incentive Plan provided flexibility and choice in the types of equity compensation awards, including options, deferred share units, restricted stock units, performance share units and other share-based awards. Prior to March 5, 2010, the 2006 Equity Incentive Plan provided that, unless otherwise determined by our compensation committee, one-quarter of the common shares that an option holder is entitled to purchase become eligible for purchase on each of the first, second, third and fourth anniversaries of the date of grant, and that options expire on the fifth anniversary of the date of grant. The 2006 Equity Incentive Plan was amended on March 5, 2010 such that, unless otherwise determined by our compensation committee, any options granted after that date will vest as to one-sixteenth of the common shares that an option holder is entitled to purchase on the date which is three months after the date of grant and on each subsequent quarter, and that options expire on the seventh anniversary of the date of grant. The 2006 Equity Incentive Plan provides that in no event may an option remain exercisable beyond the tenth anniversary of the date of grant.

As of March 17, 2015, options to acquire 5,840,526 common shares and 284,950 restricted stock units were granted and outstanding under the 2006 Equity Incentive Plan. During the year ended December 31, 2014, the Company granted options to acquire 1,093,919 common shares and 315,400 restricted stock unit awards were granted under the 2006 Equity Incentive Plan. During the year ended December 31, 2014, 1,403,789 options vested and no restricted stock units vested under the 2006 Equity Incentive Plan. Shares subject to outstanding awards under the 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated will no longer become available for grants under this plan. Instead, after May 8, 2014, all new equity grants must be made under the 2014 Equity Incentive Plan (described below), which became effective on May 8, 2014.

2014 Equity Incentive Plan

The Corporation adopted the 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”) on May 8, 2014. The 2014 Equity Incentive Plan provides that the Compensation Committee is authorized to determine the individuals to whom equity awards will be granted, the number of common shares subject to equity grants and other terms and conditions of equity grants. Other than the number of shares available for grant under the 2014 Equity Incentive Plan and the term of the 2014 Equity Incentive Plan, the 2014 Equity Incentive Plan is substantially similar to the 2006 Equity Incentive Plan. In particular, the 2006 Equity Incentive Plan contained an “evergreen” provision in which the number of Common shares authorized for issuance under the 2006 Equity Incentive Plan increased by 3% on each of March 5, 2011, 2012 and 2013. In contrast, the number of common shares authorized for issuance under the 2014 Equity Incentive Plan is fixed at 8,900,000 common shares. The 2014 Equity Incentive Plan will expire no later than 2024.

As of March 17, 2015, options to acquire 234,328 common shares and 389,000 restricted stock unit awards were granted under the 2014 Equity Incentive Plan. During the year ended December 31, 2014, we granted options to acquire 239,100 common shares and 395,000 restricted stock units under the 2014 Equity Incentive Plan and options to acquire 107,420 common shares vested under the 2014 Equity Incentive Plan. During the year ended December 31, 2014, there were no vested restricted stock units under the 2014 Equity Incentive Plan.

Inducement Options

On January 19, 2011, Richard McBee was granted stock options to acquire 515,175 common shares as a component of his employment compensation. These stock options were granted as an inducement material to his entering into employment with us and will vest on the same vesting schedule as options granted under the 2006 Equity Incentive Plan. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan, the 2014 Equity Incentive Plan and all other security-based compensation arrangements. As of March 17, 2015, all of these options were outstanding.

Total Equity Awards Outstanding

As of March 17, 2015, options to acquire 6,590,029 common shares and 673,950 restricted stock units under the 2006 Equity Incentive Plan and 2014 Equity Incentive Plan and 515,175 inducement options granted to Mr. McBee were issued and outstanding, representing approximately 7% of our outstanding common shares.

Pension and Retirement Plans

We maintain defined contribution pension plans that cover a number of our employees. We contribute to defined contribution pension plans based on a percentage, as specified in each plan, of participating employees’ pensionable earnings.

The following table sets forth, for each NEO, information regarding defined contribution pension amounts credited to or earned by the NEO during or as at the end of the year ended December 31, 2014.

Defined Contribution Plan Table

Name	Accumulated value at start of year $	Compensatory $	Non- compensatory (1) $	Accumulated value at year end $
Richard D. McBee	—	—	—	—
Steven E. Spooner	89,471	9,848	394	99,713
Graham Bevington	73,458	27,173	56,843	157,474
Ronald G. Wellard	44,901	3,338	730	48,969
Joseph A. Vitalone	—	6,746	457	7,203

(1)	Includes the effect of foreign exchange, where applicable.

There were no material accrued obligations at the end of the year ended December 31, 2014 pursuant to our defined contribution pension plans.

We currently maintain a defined benefit pension plan for certain of our past and present employees in the United Kingdom. The plan was closed to new employees in June 2001. The plan was closed to new service in November 2012. The defined benefit plan provides pension benefits based on length of service up to November 2012 and final average earnings. The pension costs are actuarially determined using the projected benefits method pro-rated on services and management’s best estimate of the effect of future events. Pension plan assets are valued at fair value. As of December 31, 2014, the $265.3 million projected benefit obligation exceeded the fair value of the defined benefit plan assets of $174.1 million, resulting in a pension liability of $91.2 million.

Defined Benefits Plan Table

Name	Number of years credited service	Annual benefits payable		Accrued obligation at start of fiscal year $	Compensatory change $	Non- compensatory change (1) $	Accrued obligation at fiscal year end $
		At year end $	At age 65 $
Graham Bevington	13 years	39,534	39,534	732,044	—	119,005	851,049

(1)	Includes the effect of foreign exchange, where applicable.

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

Employment Arrangements

Richard D. McBee. Rich McBee is employed as our CEO. Effective as of January 13, 2011, we executed an Employment Agreement with Mr. McBee. Mr. McBee is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement. If Mr. McBee’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. McBee’s employment without cause or Mr. McBee ends his employment relationship with us, in either case within 12 months of such change of control, he will receive a severance payment totaling 24 months’ salary and bonus compensation (paid over a 24-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. For the year ended December 31, 2014, Mr. McBee received a base salary of $696,154, equity awards, a monthly car allowance of $1,500, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. McBee was also entitled to receive an annual targeted bonus payment of 120% of base salary, dependent upon the achievement of business goals and subject to the approval of the compensation committee of our board of directors. Mr. McBee’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Steven E. Spooner. Steve Spooner is employed as our CFO, reporting to our President and CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Spooner under which he is employed for an indefinite term, subject to termination in accordance with its terms. If Mr. Spooner’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Spooner’s employment without cause or Mr. Spooner ends his employment relationship with us, in either case within 12 months of such change of control, he will receive a severance payment totaling 18 months’ salary and bonus compensation (paid over an 18-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Spooner is entitled to a lump sum payment of one year’s total salary plus bonus and, in addition, accelerated vesting of 25% of any remaining unvested options. For the Year ended December 31, 2014, Mr. Spooner received a base salary of C$453,143, equity awards, a monthly car allowance of C$1,000, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Spooner is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Spooner’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Graham Bevington. Graham Bevington is employed as our Executive Vice President and Regional President, reporting to our President and CEO. Mr. Bevington is employed for an indefinite term, subject to termination in accordance with the terms of his employment letter agreement, as amended. If Mr. Bevington is terminated without cause, he will receive a severance payment totaling a minimum of six months’ notice of termination. For the year ended December 31, 2014, Mr. Bevington received a base salary of £176,300, equity awards, a monthly car allowance of £896, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Bevington is also entitled to receive an annual bonus payment related to his achievement of defined targets. Mr. Bevington’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Ronald G. Wellard. Ron Wellard is employed as our Chief Products and Solutions Officer, reporting to the President and CEO. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Wellard. Mr. Wellard is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement, as amended. If Mr. Wellard’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Wellard’s employment without cause or Mr. Wellard ends his employment relationship with us for “Good Reason” (as that term is defined in his employment agreement), in either case within 12 months of such change of control, he will receive a severance payment totaling 12 months’ salary and bonus compensation (paid over a 12-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Wellard is entitled to a lump sum payment of one year’s total salary plus bonus and, in addition, accelerated vesting of 25% of any remaining unvested options. For the year ended December 31, 2014, Mr. Wellard received a base salary of C$353,914, equity awards, a monthly car allowance of C$667, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Wellard is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Wellard’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Joseph A. Vitalone. Joseph A. Vitalone is employed as our Executive Vice President and President Americas, reporting to the President and CEO. Mr. Vitalone is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement. If Mr. Vitalone’s employment is terminated by us without cause, he will receive a severance payment totaling 12 months’ salary and bonus compensation (paid over a 12-month period), plus benefit continuation. For the year ended December 31, 2014, Mr. Vitalone received a base salary of $327,409, equity awards, a monthly car allowance of $667, fuel and maintenance reimbursement for one vehicle and is also entitled to receive an annual bonus payment related to his achievement of defined targets.

Potential Payments upon Termination or Change of Control

Information regarding payments to the NEOs in the event of a termination or a change in control may be found in the table below. This table sets forth the estimated amount of payments each NEO would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on December 31, 2014 and using average exchange rates for the year ended December 31, 2014. The salary payments are calculated based on the salaries stated in the employment agreements of each NEO as of December 31, 2014. Amounts potentially payable under plans which are generally available to all salaried employees, such as health, life and disability insurance, are excluded from the table. Actual payments made at any future date may vary, including the amount the NEO would have accrued under the applicable benefit or compensation plan as well as the price of the common shares.

In the event of retirement, resignation or termination for cause, no salary, benefits or other compensation is payable to an NEO beyond the last effective date of employment and the NEO would only be entitled to exercise options that had already vested or would continue to vest in accordance with the 2014 and 2006 Equity Incentive Plans.

	Termination without Cause		Change of Control
Name	Salary and Bonus(1) (2)	Equity Vesting(4)	Salary and Bonus(1) (2)	Equity Vesting(5)
Richard D. McBee	$3,290,907	$8,357,866	$3,290,907	$8,774,460
Steven E. Spooner	$1,055,150	$2,058,593	$1,055,150	$3,001,922
Graham Bevington (3)	$513,226	$280,818	$513,226	$295,453
Ronald G. Wellard	$499,473	$1,081,520	$499,473	$1,262,855
Joseph A. Vitalone	$702,572	$157,743	—	$163,452

(1)	Please see Item 11 of Part III, “Executive Compensation”—“Compensation Discussion & Analysis”—“Summary Compensation Table” for the salary and bonus payments used in calculating payments on termination without cause or change of control.
(2)	In addition, upon termination without cause or a change of control resulting in termination, each NEO would be entitled to:

•	benefit continuation during the severance or notice periods, as applicable, or where not available, a cash payment in-lieu,

•	a payment equal to car allowance over the applicable period, and

•	in respect of pension, an amount equal to the employer contribution over the applicable period.

In the event of a change of control without termination, each NEO would only be entitled to the indicated payments under “Change of Control”—“Equity Vesting”. No payments for salary or bonus would be payable.
(3)	Mr. Bevington is not subject to the terms and conditions of an executive employment agreement. Payments for salary and bonus are based on the terms of a letter agreement which specifies that each party must provide not less than six months’ notice of termination of employment, or such longer period as may be provided for pursuant to the Employment Protection (Consolidation) Act 1978.
(4)	The amounts related to stock options and other equity awards are based upon the fair market value of the common shares of $10.69 per share as reported on the Nasdaq on December 31, 2014, the last trading day of the Company’s year ended December 31, 2014.
(5)	Upon a change of control, all vested options are paid out at the change of control price. The amounts related to stock options and other equity awards are based upon a value of the common shares of $10.90 per share (change of control price), which is the highest per share price in the 5 trading days prior to December 31, 2014 as reported on the Nasdaq, as required by the plans under which the specific stock options or awards were granted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common shares as of March 17, 2015 and shows the number of shares and percentage of outstanding common shares owned by:

•	each person or entity who is known by us to own beneficially 5% or more of our common shares;

•	each member of our board of directors;

•	each of our NEOs; and

•	all members of our board of directors and our executive officers as a group.

Beneficial ownership is determined in accordance with United States Securities and Exchange Commission rules, which generally attribute beneficial ownership of securities to each person or entity who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as outstanding all shares that a person would receive upon exercise of stock options or warrants, or upon conversion of convertible securities held by that person that are exercisable or convertible within 60 days of the determination date. Shares issuable pursuant to exercisable or convertible securities are deemed to be outstanding for computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of beneficial ownership for the following table is based on 100,160,689 common shares outstanding as of March 17, 2015. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner[1]	Number	%
Five Percent Shareholders:
Matthews Group (2)
Dr. Terence H. Matthews	128,145	0.1%
Kanata Research Park Corporation (formerly known as Wesley Clover Corporation)	8,618,610	8.6%

Total	8,746,755	8.7%

Francisco Partners Group (3)
Francisco Partners Management, LLC	348,959	0.4%
Arsenal Holdco I S.a.r.l.	11,513,135	11.5%
Arsenal Holdco II S.a.r.l.	4,435,410	4.4%
Francisco Partners GP II Management (Cayman) Limited	62,470	0.1%
Francisco Partners GP III Management, LLC	858	0.0%

Total	16,360,832	16.3%

NWQ Investment Management (4)	6,593,178	6.6%
Keeley Asset Management (5)	5,392,808	5.4%
Fiera Capital Corporation (6)	5,271,736	5.3%
Executive Officers and Directors:
Dr. Terence H. Matthews (2)	8,746,755	8.7%
Richard D. McBee	1,602,912	1.6%
Benjamin H. Ball (3)	16,360,832	16.3%
Andrew J. Kowal (3)	16,360,832	16.3%
Peter D. Charbonneau (7)	201,641	0.2%
John P. McHugh	173,929	0.2%
Anthony P. Shen	25,000	0.0%
Francis N. Shen	134,719	0.1%
David M. Williams	121,438	0.1%

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner[1]	Number	%
Steven E. Spooner (8)	260,053	0.3%
Graham Bevington	83,355	0.1%
Ronald G. Wellard	176,728	0.2%
Joseph A. Vitalone	37,875	0.0%

All directors and executive officers as a group (16 persons) (9)	28,046,381	28.0%

(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Mitel Networks Corporation, 350 Legget Drive, Ottawa, Ontario, Canada, K2K 2W7.
(2)	Includes stock options to acquire 118,707 common shares that are currently exercisable and 8,618,610 common shares owned by Kanata Research Park Corporation, or KRPC. Dr. Matthews has voting and investment power over the common shares owned by KRPC and therefore beneficially owns the common shares held by KRPC.
(3)	Includes 16,064,278 common shares and stock options to acquire 296,554 common shares that are exercisable. Benjamin Ball and Andrew Kowal, both partners of Francisco Partners Management, LLC, have voting and investment power over the common shares owned by each of Francisco Partners, Arsenal Holdco I S.a.r.l., Arsenal Holdco II S.a.r.l., Francisco Partners GP II Management (Cayman) Limited and Francisco Partners GP III Management, LLC and therefore beneficially own the common shares held by each of these entities. The address for each of the Francisco Partners Group, Benjamin Ball and Andrew Kowal is c/o Francisco Partners Management, LLC One Letterman Drive, Building C—Suite 410, San Francisco, California, 94129.
(4)	The number of shares is based on the shareholder’s Schedule 13G filed with the SEC as at January 29, 2015. The address for NWQ Investment Management is 2049 Century Park East, 16th Floor, Los Angeles, CA, 90067.
(5)	The number of shares is based on the shareholder’s Schedule 13G/A filed with the SEC as at February 9, 2015. The address for Keeley Asset Management is 111 W. Jackson Blvd., Suite 810, Chicago, IL, 60604.
(6)	The number of shares is based on shareholder’s Schedule 13G/A filed with the SEC as at February 12, 2015. The address for Fiera Capital Corporation is 1501 McGill College Avenue, Suite 800, Montreal, QC, H3A 3M8.
(7)	Of this total, 2,019 common shares are registered to Peter Charbonneau Trust #2, a trust of which Mr. Charbonneau is the sole trustee, and 13,927 common shares are registered to Mr. Charbonneau’s wife, Joan Charbonneau, for which he disclaims beneficial ownership. Includes options to acquire 164,031 common shares from us at exercise prices ranging from $2.61 to $10.83.
(8)	Of this total, 5,100 common shares are registered to the Spooner Children Trust, a trust of which Mr. Spooner is one of three trustees, 8,650 vested restricted stock units, and 176,562 common shares issuable upon the exercise of options at exercise prices ranging from $3.80 to $10.11.
(9)	In calculating this total, the common shares held by Mr. Ball and held by Mr. Kowal have been counted only once, as all such shares are held by and through the Francisco Partners Group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The lease contains property reinstatement terms which have not been accrued at this time as the amount is not estimable. The lease contains certain changes in the rental rate over the term of the lease. During the year, we recorded lease payments for base rent and operating costs of $5.0 million. At December 31, 2014, balances payable relating to the lease totaled nil.

We made other purchases from KRPC, arising in the normal course of business, of $2.2 million for the year ended December 31, 2014 related to leasehold improvements and similar costs at the Ottawa-based headquarters facilities. At December 31, 2014, balances payable relating to the leasehold improvements totaled $0.2 million.

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

We made sales to and purchases from other companies related to Dr. Matthews, arising in the normal course of business, of $1.3 million and $2.4 million, respectively, for the year. The balances receivable and payable at December 31, 2014 as a result of these transactions were $0.4 million and $0.4 million, respectively.

Registration Rights

In connection with our financing of the acquisition of Inter-Tel in 2007, we entered into a registration rights agreement dated August 16, 2007 with a number of our shareholders, including the Francisco Partners Group, Dr. Matthews and Wesley Clover Corporation (now known as Kanata Research Park Corporation). The registration rights agreement, or the Registration Rights Agreement, was amended and restated as of the date of closing of our IPO. The Registration Rights Agreement provides for the registration of the shares held by such shareholders under the securities laws of the United States and/or the qualification for distribution of the shares held by such shareholders under the securities laws of the provinces and territories of Canada. Mr. Ball and Mr. Kowal are both partners of Francisco Partners Management, LLC. Dr. Matthews is the Chairman of our board.

Shareholders’ Agreement

We, Francisco Partners Management, LLC, Francisco Partners GP II Management (Cayman) Limited and Francisco Partners GP III Management, LLC (the “Francisco Partners Group”) and Dr. Terence H. Matthews and Kanata Research Park Corporation (formerly known as Wesley Clover Corporation) (the “Matthews Group”) are parties to a shareholders’ agreement, or the Shareholders’ Agreement, which became effective at the closing of our IPO. The Shareholders’ Agreement covers matters of corporate governance, restrictions on transfer of our common shares and information rights.

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

Information Rights

So long as the Francisco Partners Group or the Matthews Group holds at least 10% of our outstanding common shares, such shareholder will have the right to receive from us monthly consolidated financial results, copies of all other financial statements, reports or projections, material information provided to our lenders, and such additional information regarding our financial position or business as such shareholder reasonably requests.

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

Also, until such time as the Francisco Partners Group has sold or transferred $281.3 million of common shares pursuant to a registration statement or no longer owns at least 10% of our outstanding common shares, the Matthews Group may not sell or transfer more than an aggregate of $50 million of our common shares (measured in gross proceeds and taking into account sales made under Rule 144 under the Securities Act) pursuant to a registration statement. This provision expires automatically on April 27, 2015.

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

Dr. Matthews was previously considered a non-independent director under relevant Canadian securities laws as he had functioned as an executive officer of the Company discharging his role as chairman on a full-time basis until January 2011. In January 2011, Richard McBee was appointed as our Chief Executive Officer, and Dr. Matthews has, since that time, discharged his role as chairman of the Company on a part-time basis. The audit committee reviews related-party transactions on a quarterly basis and has determined that relationships with companies affiliated with Dr. Matthews are not material and have been at arms-length and therefore the board of directors is satisfied that Dr. Matthews is independent. Our non-independent Company directors are Richard McBee, Anthony Shen and Francis Shen. Our board of directors determined that Richard McBee is non-independent due to his “insider” position as Chief Executive Officer and President of the Company. Mr. Anthony Shen is non-independent due to his previous “insider” position as Chief Operating Officer of the Company. Mr. Francis Shen is non-independent due to his previous “insider” position as Chief Strategy Officer of the Company. Each of Anthony and Francis Shen also held executive positions with Aastra which we acquired on January 31, 2014.

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

External Auditor’s Fees. Deloitte LLP is our auditor. Fees billed by Deloitte LLP to the Company for the year ended December 31, 2014 and the eight months ended December 31, 2013.

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013
Audit fees (1)	$1,985,000	$1,374,000
Audit-related fees (2)	194,000	37,000
Tax fees (3)	174,000	21,000
All other fees (4)	101,000	63,000

Total	$2,454,000	$1,495,000

(1)	Audit fees relate to professional services rendered for the audit of our annual consolidated financial statements and, as required, the unconsolidated statutory financial statements of certain of our subsidiaries. Audit fees include professional services related to quarterly reviews of our consolidated financial statements.
(2)	Audit-related fees billed by Deloitte LLP primarily relate to valuation assistance and the defined contribution pension plan in Canada and the defined benefit pension plan in the United Kingdom. It also includes fees for accounting consultation, advisory services and the pass-through cost of regulatory fees.
(3)	Tax fees relate to assistance with tax compliance, expatriate tax return preparation, tax planning and various tax advisory services.
(4)	“All other fees” include other non-audit services, including services relating to various filings relating to the acquisition of Aastra.

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

Part IV (Item 15) of the 2014 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2015.

MITEL NETWORKS CORPORATION

By:	/s/ STEVEN E. SPOONER
Steven E. Spooner
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

Signature	Title	Date
/s/ RICHARD D. MCBEE Richard D. McBee	Chief Executive Officer & President (Principal Executive Officer) and Director	April 1, 2015

/s/ DR. TERENCE H. MATTHEWS	Chairman of the Board	April 1, 2015
Dr. Terence H. Matthews

/s/ PETER D. CHARBONNEAU	Director	April 1, 2015
Peter D. Charbonneau

/s/ BENJAMIN H. BALL	Director	April 1, 2015
Benjamin H. Ball

/s/ ANTHONY SHEN	Director	April 1, 2015
Anthony Shen

/s/ ANDREW J. KOWAL	Director	April 1, 2015
Andrew J. Kowal

/s/ FRANCIS SHEN	Director	April 1, 2015
Francis Shen

/s/ JOHN P. MCHUGH	Director	April 1, 2015
John P. McHugh

/s/ DAVID WILLIAMS	Director	April 1, 2015
David Williams