Form 10-Q
period 2015-03-31
MITEL NETWORKS CORP
filed 2015-05-07
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 28, 2015, there were 100,214,906 common shares outstanding. This does not include shares issued in connection with the acquisition of Mavenir Systems, Inc. on April 29, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$100.8	$111.3
Accounts receivable (net of allowance for doubtful accounts of $12.2 and $13.2, respectively)	195.0	237.5
Sales-type lease receivables (net) (note 4)	15.9	18.1
Inventories (net) (note 5)	93.9	88.3
Deferred tax asset	34.8	31.7
Other current assets (note 6)	46.4	53.2

	486.8	540.1
Non-current portion of sales-type lease receivables (net) (note 4)	17.8	19.7
Deferred tax asset	129.5	133.6
Property and equipment (net)	47.2	50.7
Identifiable intangible assets (net) (note 7)	161.8	175.8
Goodwill	340.3	340.3
Other non-current assets	14.5	18.6

	$1,197.9	$1,278.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$184.1	$215.0
Current portion of deferred revenue	77.5	78.2
Current portion of long-term debt (note 10)	5.8	6.2

	267.4	299.4
Long-term debt (note 10)	285.4	310.6
Long-term portion of deferred revenue	34.6	35.6
Deferred tax liability	16.2	15.3
Pension liability (note 11)	159.6	136.1
Other non-current liabilities	27.7	34.0

	790.9	831.0

Commitments, guarantees and contingencies (note 12)
Shareholders’ equity:
Common shares, without par value —issued and outstanding: 100.2 and 100.1, respectively	1,217.7	1,216.3
Warrants (note 14)	39.1	39.1
Additional paid-in capital	39.2	38.0
Accumulated deficit	(693.3)	(698.6)
Accumulated other comprehensive loss	(195.7)	(147.0)

	407.0	447.8

	$1,197.9	$1,278.8

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Product	$160.7	$166.5
Services	64.1	55.9
Cloud recurring	23.3	19.1

	248.1	241.5

Cost of revenues:
Product	69.1	68.0
Services	36.3	34.3
Cloud recurring	12.3	9.8

	117.7	112.1

Gross margin	130.4	129.4

Expenses:
Selling, general and administrative	81.6	76.9
Research and development	26.9	26.3
Special charges and restructuring costs (note 16)	13.0	13.2
Amortization of acquisition-related intangible assets	14.1	11.3

	135.6	127.7

Operating income (loss)	(5.2)	1.7
Interest expense	(4.6)	(5.9)
Debt retirement costs (note 10)	(0.7)	(14.7)
Other income (note 20)	15.4	0.1

Income (loss) from operations, before income taxes	4.9	(18.8)
Current income tax recovery (expense)	(0.5)	0.3
Deferred income tax recovery (expense)	0.9	4.9

Net income (loss)	$5.3	$(13.6)

Net income (loss) per common share
Basic	$0.05	$(0.16)
Diluted	$0.05	$(0.16)
Weighted-average number of common shares outstanding (note 15)
Basic	100.1	83.5
Diluted	104.8	83.5

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$5.3	$(13.6)

Other comprehensive income (loss):
Foreign currency translation adjustments	(23.1)	2.1
Pension liability adjustments	(25.6)	(7.7)

	(48.7)	(5.6)

Comprehensive loss	(43.4)	(19.2)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount
Balance at December 31, 2013	54.4	$814.9	$39.1	$35.3	$(691.3)	$(79.6)	$118.4

Comprehensive loss	—	—	—	—	(13.6)	(5.6)	(19.2)
Exercise of stock options	0.3	2.3	—	(0.7)	—	—	1.6
Stock-based compensation	—	—	—	1.3	—	—	1.3
Issuance of shares (note 3)	44.2	391.3	—	—	—	—	391.3

Balance at March 31, 2014	98.9	$1,208.5	$39.1	$35.9	$(704.9)	$(85.2)	$493.4

Comprehensive loss	—	—	—	—	0.8	(12.0)	(11.2)
Exercise of stock options	0.5	3.9	—	(1.5)	—	—	2.4
Stock-based compensation	—	—	—	1.7	—	—	1.7

Balance at June 30, 2014	99.4	$1,212.4	$39.1	$36.1	$(704.1)	$(97.2)	$486.3

Comprehensive loss	—	—	—	—	(5.3)	(18.0)	(23.3)
Exercise of stock options	0.5	2.8	—	(0.8)	—	—	2.0
Stock-based compensation	—	—	—	1.5	—	—	1.5

Balance at September 30, 2014	99.9	$1,215.2	$39.1	$36.8	$(709.4)	$(115.2)	$466.5

Comprehensive loss	—	—	—	—	10.8	(31.8)	(21.0)
Exercise of stock options	0.2	1.1	—	(0.4)	—	—	0.7
Stock-based compensation	—	—	—	1.6	—	—	1.6

Balance at December 31, 2014	100.1	$1,216.3	$39.1	$38.0	$(698.6)	$(147.0)	$447.8

Comprehensive income (loss)	—	—	—	—	5.3	(48.7)	(43.4)
Exercise of stock options	0.1	1.4	—	(0.6)	—	—	0.8
Stock-based compensation	—	—	—	1.8	—	—	1.8

Balance at March 31, 2015	100.2	$1,217.7	$39.1	$39.2	$(693.3)	$(195.7)	$407.0

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$5.3	$(13.6)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization and depreciation	19.3	16.2
Stock-based compensation	1.8	1.3
Deferred income tax expense (recovery)	(0.9)	(4.9)
Non-cash portion of debt retirement costs (note 10)	0.7	14.2
Non-cash movements in provisions	(0.9)	—
Change in non-cash operating assets and liabilities (note 18)	(4.2)	13.6

Net cash provided by operating activities	21.1	26.8

Investing activities:
Additions to property, equipment and intangible assets	(1.1)	(3.2)
Acquisitions, net of cash acquired	—	(6.2)

Net cash used in investing activities	(1.1)	(9.4)

Financing activities:
Proceeds from issuance of long-term debt (note 10)	—	353.2
Repayment of long-term debt (note 10)	(25.0)	(259.4)
Prepayment fees relating to prior credit facilities (note 10)	—	(4.2)
Payment of deferred financing costs (note 10)	—	(11.0)
Repayment of capital lease liabilities and other long-term debt	(2.1)	(2.8)
Proceeds from issuance of common shares from option exercises	0.8	1.6

Net cash provided by (used in) financing activities	(26.3)	77.4

Effect of exchange rate changes on cash and cash equivalents	(4.2)	1.0

Net increase (decrease) in cash and cash equivalents	(10.5)	95.8
Cash and cash equivalents, beginning of period	111.3	40.2

Cash and cash equivalents, end of period	$100.8	$136.0

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2015 and March 31, 2014

(in U.S. dollars, millions, except per share amounts)

1. BASIS OF PRESENTATION

These unaudited interim consolidated financial statements (“Interim Financial Statements”) have been prepared by Mitel Networks Corporation (“Mitel” or the “Company”) in United States (“U.S.”) dollars and, unless otherwise stated, in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements. Accordingly, the Interim Financial Statements do not include all information and footnotes normally included in annual financial statements prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for annual financial statements. In the opinion of management, the Interim Financial Statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented.

These Interim Financial Statements and the accompanying notes should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2014, eight months ended December 31, 2013 and each of the two years ended April 30, 2013 and 2012 (the “Annual Financial Statements”) contained in the Company’s report on Form 10-K filed with the SEC on February 26, 2015. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies at December 31, 2014 are described in note 2 to the Annual Financial Statements.

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

Classification of debt issue costs

In April 2015, the FASB issued ASU 2015-03 to require debt issue costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment becomes effective for the Company in the first quarter of 2016. The Company expects the adoption to result in the reclassification of debt issue costs from other non-current assets to being recorded net against long-term debt on the consolidated balance sheet.

3. ACQUISITIONS

a) Aastra – January 2014

On January 31, 2014, Mitel acquired Aastra Technologies Limited (“Aastra”), a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately $600.0 Canadian dollars for the year ended December 31, 2013, of which approximately 75% were generated in Europe. The total value of consideration given by Mitel was $471.3, consisting of $80.0 of cash and 44.2 million Mitel common shares valued at $391.3 for a 100% equity interest in Aastra. In conjunction with the acquisition the Company completed a refinancing of its long-term senior debt, as described in note 10. Aastra’s results of operations are included in the results of operations of the combined entity from the date of acquisition. The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the period:

Three Months Ended March 31, 2014
Operations
Revenues	$277.4
Net loss	(30.8)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	amortization of intangible assets that arose from the acquisition of $29.5 per year;

•	a reduction to revenue for the three months ended March 31, 2014 (relating to the pro-forma period from January 1, 2014 to January 31, 2014) of $1.1 as a result of the valuation of the deferred revenue acquired being below Aastra’s historical book value and the corresponding decrease in revenues in subsequent periods; and

•	tax provision based on an estimated effective tax rate of approximately 20%.

Additional details of the acquisition, including the allocation of the purchase price to the net assets acquired, are included in note 3 to the Annual Financial Statements.

b) Oaisys – March 2014

On March 4, 2014, Mitel completed the acquisition of Oaisys, a developer of integrated call recording and quality management solutions. Mitel paid $7.9 for a 100% equity ownership of Oaisys. Oaisys’ results of operations are included in the results of operations of the combined entity from the date of acquisition. Oaisys’ annual revenues were approximately $8.1 for the year ended December 31, 2013. Additional details of the acquisition, including the allocation of the purchase price to the net assets acquired, are included in note 3 to the Annual Financial Statements.

4. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases represents the value of sales-type leases held in the U.S. and Europe. The Company currently sells the rental payments due to the Company from some of the sales-type leases in the U.S. The Company maintains reserves against its estimate of potential recourse for the balance of sales-type leases (recorded net, against the receivable) and for the balance of sold rental payments remaining unbilled (recorded separately as a lease recourse liability included in other non-current liabilities). The following table provides detail on the sales-type leases:

	March 31, 2015				December 31, 2014
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$6.4	$(1.1)		$5.3	$7.4	$(1.2)		$6.2
Current portion of investment in sales-type leases	16.4	(0.5)		15.9	18.6	(0.5)		18.1
Non-current portion of investment in sales-type leases	18.2	(0.4)		17.8	20.1	(0.4)		19.7

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	41.0	(2.0)		39.0	46.1	(2.1)		44.0
Sold rental payments remaining unbilled	57.7	(2.1	)(1)	55.6	63.9	(2.2	)(1)	61.7

Total of sales-type leases unsold and sold	$98.7	$(4.1)		$94.6	$110.0	$(4.3)		$105.7

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended March 31, 2015, the Company sold $3.3 of rental payments and recorded gains on sale of those rental payments of $0.5 (three months ended March 31, 2014—sold $4.7 and recorded gains of $0.8). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of March 31, 2015

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$3.3	$1.7	$1.4	$3.1	$6.4
Investment in sold and unsold sales-type lease receivables	80.8	10.6	0.9	11.5	92.3

Total gross sales-type leases	84.1	12.3	2.3	14.6	98.7
Allowance	(1.8)	(0.8)	(1.5)	(2.3)	(4.1)

Total net sales-type leases	$82.3	$11.5	$0.8	$12.3	$94.6

Aging Analysis as of December 31, 2014

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.3	$1.8	$1.3	$3.1	$7.4
Investment in sold and unsold sales-type lease receivables	92.3	9.5	0.8	10.3	102.6

Total gross sales-type leases	96.6	11.3	2.1	13.4	110.0
Allowance	(2.0)	(1.0)	(1.3)	(2.3)	(4.3)

Total net sales-type leases	$94.6	$10.3	$0.8	$11.1	$105.7

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Allowance for credit losses on sales-type leases, opening	$(4.3)	$(5.0)
Additions due to the acquisition of Aastra	—	(1.1)
Write-offs	0.3	2.2
Recoveries	—	—
Provision	(0.1)	(0.4)

Allowance for credit losses on sales-type leases, closing	$(4.1)	$(4.3)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	March 31, 2015	December 31, 2014
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$4.0	$4.4
Allowance against sales-type leases individually evaluated for impairment	(2.0)	(2.1)

Sales-type leases individually evaluated for impairment, net	$2.0	$2.3

	March 31, 2015	December 31, 2014
Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$94.7	$105.6
Allowance against sales-type leases collectively evaluated for impairment	(2.1)	(2.2)

Sales-type leases collectively evaluated for impairment, net	$92.6	$103.4

5. INVENTORIES

	March 31, 2015	December 31, 2014
Raw materials and work in process	$5.3	$4.2
Finished goods(1)	87.5	83.0
Service inventory	6.9	6.5
Less: provision for excess and obsolete inventory(1)	(5.8)	(5.4)

	$93.9	$88.3

(1)	At March 31, 2015, finished goods are recorded net of approximately $20.9 of historical inventory provision remaining from the acquisition of Aastra, as discussed in note 3 of the Annual Financial Statements (December 31, 2014 - $23.6). This amount will decrease as the related inventory acquired from Aastra is sold or written off.

6. OTHER CURRENT ASSETS

	March 31, 2015	December 31, 2014
Prepaid expenses and deferred charges	$20.7	$22.5
Unbilled receivables	4.3	3.5
Due from related parties (note 9)	0.5	0.4
Income tax receivable	7.8	10.4
Other receivables	12.8	16.1
Restricted cash	0.3	0.3

	$46.4	$53.2

7. IDENTIFIABLE INTANGIBLE ASSETS

	March 31, 2015			December 31, 2014
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$246.4	$(110.7)	$135.7	$246.4	$(101.0)	$145.4
Customer relationships	113.2	(97.7)	15.5	113.2	(94.1)	19.1
Patents, trademarks and other	30.8	(20.2)	10.6	30.5	(19.2)	11.3

	$390.4	$(228.6)	$161.8	$390.1	$(214.3)	$175.8

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2015	December 31, 2014
Trade payables	$47.3	$54.4
Employee-related payables	37.8	48.2
Accrued liabilities	53.9	58.6
Restructuring, warranty and other provisions	25.4	31.8
Due to related parties (note 9)	0.3	0.6
Other payables	19.4	21.4

	$184.1	$215.0

9. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”), a director of the Company, and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) is a shareholder of the Company and is party to a Shareholders’ Agreement, as disclosed in note 16 to the Annual Financial Statements. Significant transactions with the Matthews Group include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three months ended March 31, 2015, Mitel recorded lease expense for base rent and operating costs of $1.0 (three months ended March 31, 2014—$1.4).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $1.1 and $0.5, respectively, for the three months ended March 31, 2015 (three months ended March 31, 2014—$0.4 and $2.2, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

10. LONG-TERM DEBT

April 2015 acquisition of Mavenir

In conjunction with the acquisition of Mavenir Systems, Inc. (“Mavenir”) on April 29, 2015, we refinanced our credit facilities, as described in note 21.

February 2015 voluntary debt repayment

In February 2015, Mitel made a voluntary prepayment of $25.0 on its term loan. As a result, the Company recorded debt retirement costs of $0.7 in the first quarter of 2015 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

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

Total fees and expenses related to the January 2014 Credit Facilities of $11.0 have been deferred and are included in other non-current assets. The deferred debt issue costs are being amortized over the term of the credit facilities using the effective interest method when related to the term loan and the straight-line method when related to the revolving facility. Original issue discount of $1.8 has been recorded net against the term loan and is being amortized over the term of the credit facilities using the effective interest method. In addition, the Company expensed $10.0 of unamortized debt issue costs and unamortized original issue discount relating to the prior credit facilities, $4.2 of prepayment fees relating to the prior credit facilities and $0.5 of other costs relating to the refinancing.

Additional details on the January 2014 Credit Facilities are included in note 13 to the Annual Financial Statements.

11. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans primarily in the U.K., France and Germany as well as a multiple-employer defined benefit pension plan in Switzerland. At March 31, 2015, the pension liability was $159.6 (December 31, 2014—$136.1). The increase in liability from December 31, 2014 was primarily due to an increase in the U.K. and Switzerland pension plan liabilities due to updated pension valuations. At March 31, 2015, the U.K. and Switzerland pension plan valuations from December 31, 2014 were updated for actual investment performance and certain changes in assumptions. The increases in the pension liabilities were primarily due to increases in the accrued benefits obligations resulting from a decrease in discount rates since December 31, 2014. The discount rate assumptions were determined on a consistent basis and reflect prevailing rates available on high-quality, fixed income debt instruments.

The Company’s net periodic benefit cost was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Defined contribution plans
Contribution expense	$3.2	$2.7
Defined benefit plans
Current service cost	0.8	0.5
Interest cost	2.9	3.1
Expected return on plan assets	(2.7)	(2.9)
Recognized actuarial loss(1)	0.5	0.2

Total periodic benefit cost, net	$4.7	$3.6

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of accumulated other comprehensive loss into operating expenses, primarily selling, general and administrative expense.

12. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Intellectual Property Indemnification Obligations

The Company enters into agreements on a regular basis with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of these intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the Interim Financial Statements with respect to these guarantees.

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

Letters of Credit and Guarantees

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $3.7 as of March 31, 2015 (December 31, 2014 — $4.0). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of March 31, 2015 and December 31, 2014.

13. SHARE CAPITAL

Share Capital

At March 31, 2015 and December 31, 2014, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Options	Weighted Average Exercise Price per Option	Number of Options		Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	6.8	$6.12	7.2		$5.10
Granted	1.0	$9.70	0.3		$8.79
Exercised	(0.1)	$7.00	(0.3)		$4.90
Forfeited	(0.2)	$5.56	—	(1)	$4.57
Expired	— (1)	$10.24	—	(1)	$7.61

Balance, end of period	7.5	$6.58	7.2		$5.28

Number of options exercisable	4.0	$5.87	4.4		$5.38

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Number of options granted	1.0	0.3
Risk-free interest rate	1.6%	1.5%
Dividends	0.0%	0.0%
Expected volatility	52.0%	55.0%
Annual forfeiture rate	10.0%	10.0%
Expected life of the options	5 years	5 years
Weighted average fair value per option	$4.49	$4.06

In addition, the Company granted 1.0 million restricted stock units in the three months ended March 31, 2015 (three months ended March 31, 2014 —nil). At March 31, 2015, 1.6 million restricted stock units were outstanding.

The number of stock-based awards available for grant under the Company’s 2014 Equity Incentive Plan at March 31, 2015 was 6.4 million (December 31, 2014—8.3 million).

14. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	March 31, 2015	December 31, 2014
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At March 31, 2015, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2014—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

15. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three Months Ended
	March 31, 2015	March 31, 2014
Weighted average common shares outstanding, basic	100.1	83.5
Dilutive effect of options	2.1	—
Dilutive effect of RSUs	0.1	—
Dilutive effect of warrants	2.5	—

Weighted average common shares outstanding, diluted	104.8	83.5

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three Months Ended
(Average number outstanding, in millions)	March 31, 2015	March 31, 2014
Stock options	2.1	0.1
RSUs	1.5	—

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

(Average number outstanding, in millions)	Three Months Ended March 31, 2014
Stock options	6.6
Warrants	2.5
Restricted stock units	—

Additionally, for the three months ended March 31, 2015, 0.5 million options (three months ended March 31, 2014–0.5 million), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

16. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $13.0 were recorded in the three months ended March 31, 2015. The costs consisted of $1.4 of employee-related charges, $5.9 of integration-related charges and $5.7 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 10 people. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the acquisition of Mavenir, as described in note 21.

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

At March 31, 2015 the current portion of the provision of $13.7 (December 31, 2014–$19.4) is included in accounts payable and accrued liabilities while the long-term portion is included in other non-current liabilities on the consolidated balance sheet.

The following table summarizes the change in provision:

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1
Restructuring liabilities acquired relating to the acquisition of Aastra	2.0	0.3	2.3
Charges	2.2	1.1	3.3
Cash payments	(2.3)	(1.0)	(3.3)

Balance of provision as of March 31, 2014	$3.6	$5.8	$9.4

Charges	3.9	2.8	6.7
Cash payments	(4.6)	(0.4)	(5.0)

Balance of provision as of June 30, 2014	$2.9	$8.2	$11.1

Charges	24.7	1.0	25.7
Cash payments	(7.3)	(1.4)	(8.7)

Balance of provision as of September 30, 2014	$20.3	$7.8	$28.1

Charges	6.2	0.5	6.7
Cash payments	(11.0)	(0.7)	(11.7)

Balance of provision as of December 31, 2014	$15.5	$7.6	$23.1

Charges	1.4	—	1.4
Cash payments	(6.6)	(1.3)	(7.9)

Balance of provision as of March 31, 2015	$10.3	$6.3	$16.6

17. SEGMENT INFORMATION

The Company reports its financial performance based on two segments, Premise and Cloud.

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

The following table presents the results of operations for the Company’s segments:

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues
Premise segment – product	$150.1	$159.8
Premise segment – service	63.4	55.9
Cloud segment – product	10.6	6.7
Cloud segment – non-recurring service	0.7	—
Cloud segment – recurring service	23.3	19.1

Total	$248.1	$241.5

Gross margin
Premise segment – product	$86.0	$95.3
Premise segment – service	27.5	21.6
Cloud segment – product	5.6	3.2
Cloud segment – non-recurring service	0.3	—
Cloud segment – recurring service	11.0	9.3

Total	$130.4	$129.4

Geographic information

The Company now reports revenues by geographic location as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa; and

•	Asia-Pacific, consisting of the continent of Asia and the Pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following geographic locations based on location of the customers.

	Three Months Ended
	March 31, 2015	March 31, 2014
Canada	$10.0	$10.2
United States	101.4	104.8
Rest of Americas	4.2	4.3

Americas	115.6	119.3

Germany	25.9	22.7
U.K.	26.6	31.3
Rest of EMEA	73.9	61.0

EMEA	126.4	115.0

Asia-Pacific	6.1	7.2

	$248.1	$241.5

18. SUPPLEMENTARY CASH FLOW INFORMATION

	Three Months Ended
	March 31, 2015	March 31, 2014
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$36.5	$(2.6)
Inventories	(7.2)	7.8
Other current assets	5.2	4.4
Other non-current assets	3.4	0.8
Accounts payable and accrued liabilities	(41.9)	(1.5)
Deferred revenue	2.2	6.2
Other non-current liabilities	(1.7)	(0.5)
Change in pension liability	(0.7)	(1.0)

	$(4.2)	$13.6

Other items:
Interest payments	$6.9	$4.3
Income tax payments	$1.6	$4.2
Property and equipment additions financed through capital lease	$1.5	$1.2

Cash and cash equivalents at March 31, 2015 consisted of cash of $100.8 (December 31, 2014—$110.0) and cash equivalents of nil (December 31, 2014—$1.3).

19. HEDGING ACTIVITIES

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

Fair value hedging

At March 31, 2015, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to sell Euros, Swiss francs and Danish kroner and to buy Swedish kronor and U.S. dollars at a fixed rate on a total notional amount of $20.3 U.S. dollars. At March 31, 2015, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.6.

The Company did not have any forward contracts used for fair value hedging outstanding at December 31, 2014.

Cash flow hedging

The Company did not have any forward contracts used for cash flow hedging outstanding at March 31, 2015.

At December 31, 2014, to hedge probable future cash outflows of Canadian payroll, the Company held forward contracts with durations of up to three months to buy Canadian dollars and sell U.S. dollars on a notional amount of $10.2 U.S. dollars. At December 31, 2014, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for cash flow hedging of less than $0.1.

20. OTHER INCOME

Other income for the three months ended March 31, 2015 includes a foreign exchange gain of $14.7 (three months ended March 31, 2104 – foreign exchange loss of $0.3). The foreign exchange gain related primarily to intercompany balances and was fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

21. SUBSEQUENT EVENT

a) Acquisition of Mavenir

On February 28, 2015, Mitel and Mavenir Systems, Inc. (“Mavenir”) (NYSE:MVNR) entered into an Agreement and Plan of Merger under which Mitel agreed to acquire all of the outstanding shares of common stock of Mavenir in a cash and stock transaction. Mavenir is a global provider of software-based networking solutions for mobile carriers, with annual revenues of $129.8 for the year ended December 31, 2014. The transaction was completed on April 29, 2015.

The aggregate consideration paid by Mitel in connection with the acquisition was $541.2, consisting of $352.0 of cash, which includes approximately $28.1 paid in relation to the cash-out of in-the-money, vested Mavenir stock options and 19.7 million Mitel common shares valued at $189.2 based on the closing price of a Mitel common share on the NASDAQ stock market on April 28, 2015. In addition, out-of-the-money and unvested Mavenir options were rolled over into 2.5 million Mitel stock options with economically equivalent terms. Mitel management believes the acquisition will provide the Company with growth opportunities in the telephony application server market , in particular, in relation to Voice over LTE (“VoLTE”), will expand our current mobile service provider relationships and will extend our voice expertise from fixed-line to mobility. Management expects the transaction will also allow the Company to leverage the research and development workforce acquired, as well as realize synergies. These factors are expected to contribute to the recognition of goodwill for the acquisition.

As the transaction was recently completed, the initial accounting for the acquisition, including estimating the fair values of assets and liabilities acquired and pro-forma income statement disclosures, has not been completed.

b) Refinancing of credit facilities

In conjunction with the acquisition of Mavenir, Mitel refinanced its January 2014 Credit Facilities. The new credit facilities consist of a $660.0 term loan and a $50.0 revolving facility (the “April 2015 Credit Facilities”). Proceeds of $653.4 (net of original discount of $6.6), along with cash on hand, were used to repay the remaining $279.1 principal outstanding under the January 2014 Credit Facilities, to repay the remaining $26.9 principal outstanding under Mavenir’s credit facilities, for the $352.0 of cash consideration paid for the acquisition of Mavenir, including approximately $28.1 to cash-out outstanding and vested in-the-money Mavenir stock options, as well as accrued interest, fees and expenses in connection with the refinancing and the acquisition of Mavenir.

The undrawn $50.0 revolving credit facility bears interest at LIBOR plus and applicable margin, which is initially 4.0%, or, at the option of the Company, a base rate plus an applicable margin, and matures in April 2020. The Company may borrow Canadian dollars under the revolving credit facility. Such borrowings bear interest at the Canadian prime rate plus an applicable margin. The $660.0 term loan bears interest at LIBOR (subject to a 1.0% floor) plus and applicable margin, which is initially 4.0%, or, at the option of the Company, a base rate plus an applicable margin, and matures in April 2022. The term loan requires quarterly principal repayments of 0.25% of the original outstanding principal.

The Company is also required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the April 2015 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required be paid within 100 days of December 31, 2016.

The Company may prepay the term loan at a premium of 1% over the principal amount within the first six months using proceeds from a refinancing. Otherwise, the term loan can be repaid without premium or penalty. The April 2015 Credit Facilities have customary default clauses, such that repayment of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the April 2015 Credit Facilities.

The April 2015 Credit Facilities contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $75.0 of unrestricted cash) to the trailing twelve months of Consolidated EBITDA, as specified in the April 2015 Credit Facilities (“Leverage Ratio”), (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, (f) limitations on the payment of dividends and (g) limitations on capital expenditures. The maximum Leverage Ratio applies to the Company for the period ending September 30, 2015 and for all fiscal quarters thereafter until maturity, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2015 through September 30, 2016	4.25:1.00
December 31, 2016 through September 30, 2017	3.25:1.00
December 31, 2017 through September 30, 2018	3.00:1.00
December 31, 2018 through September 30, 2019	2.75:1.00
December 31, 2019 and thereafter	2.50:1.00

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements (“Interim Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (“Report”) and our audited annual consolidated financial statements (“Annual Financial Statements”) included in our report on Form 10-K for the year ended December 31, 2014 (“Annual Report”). All amounts are expressed in U.S. dollars unless otherwise noted.

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. There is no guarantee that the expected events or expected results will actually occur. Such statements reflect the current views of management of Mitel and are subject to a number of risks and uncertainties. These statements are based on many assumptions and factors, including general economic and market conditions, industry conditions, operational and other factors. Any changes in these assumptions or other factors could cause actual results to differ materially from current expectations. All forward-looking statements are expressly qualified in their entirety by the cautionary statements set forth in this paragraph. Undue reliance should not be placed on such statements. In addition, material risks that could cause actual results to differ from forward-looking statements include: the inherent uncertainty associated with financial or other projections; the integration of Mavenir and the ability to recognize the anticipated benefits from the acquisition of Mavenir; the anticipated size of the markets and continued demand for Mitel and Mavenir products and the impact of competitive products and pricing that could result from the announcement of the acquisition of Mavenir; access to available financing on a timely basis and on reasonable terms; Mitel’s ability to achieve or sustain profitability in the future since its acquisition of Aastra; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; current and ongoing global economic instability, political unrest and related sanctions; intense competition; reliance on channel partners for a significant component of sales; dependence upon a small number of outside contract manufacturers to manufacture products; and, Mitel’s ability to implement and achieve its business strategies successfully.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made certain assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed elsewhere in this Report, including in Exhibits 99.1 and 99.2 of this Report, and in our Annual Report.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Please refer to the section entitled “Risk Factors” included in our Annual Report, and the information contained in Exhibits 99.1 and 99.2 of this Report, for a further discussion of risk and uncertainties affecting our business and financial results.

Overview

Mitel is a global provider of business communications and collaboration software and services. Our communications solutions meet the needs of customers in over 100 countries. We operate as two business units: Premise and Cloud.

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

Significant Events and Recent Developments:

Acquisition of Mavenir — April 2015

On April 29, 2015, we completed our exchange offer to acquire all of the outstanding shares of common stock of Mavenir. The aggregate consideration paid by us in connection with the acquisition of Mavenir was $541.2 million consisting of $352.0 million of cash, which includes approximately $28.1 million paid in relation to the cash-out of in-the-money, vested Mavenir stock options and approximately 19.7 million Mitel common shares valued at $189.2 based on the closing price of a Mitel common share on the NASDAQ stock market on April 28, 2015. In conjunction with the acquisition we refinanced our January 2014 Credit Facilities. The new credit facilities consist of a $660.0 million term loan and a $50.0 million revolving facility (the “April 2015 Credit Facilities”). Proceeds of $653.4 million (net of original discount of $6.6 million), along with cash on hand, were used to repay the remaining $279.1 million principal outstanding under the January 2014 Credit Facilities, to repay the remaining $26.9 principal outstanding under Mavenir’s credit facilities, for the $352.0 million of cash consideration paid for the acquisition of Mavenir, as well as accrued interest, fees and expenses paid in connection with the refinancing and the acquisition of Mavenir. As the acquisition was completed subsequent to March 31, 2015, the management discussion and analysis on the historical results of Mitel generally excludes the effect of the acquisition.

Voluntary prepayments of term loan — February 2015, August 2014, and May 2014

We made voluntary prepayments on our term loan of $25.0 million in February 2015, $25.0 million in August 2014 and $25.0 million in May 2014.

Acquisition of Aastra and Refinancing of Credit Agreement– January 2014

On January 31, 2014, we completed the acquisition of Aastra Technologies Ltd. (“Aastra”). Aastra was a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately $600 million Canadian dollars for the year ended December 31, 2013, of which approximately 75% were generated in Europe. We acquired all of the outstanding Aastra common shares in exchange for $80.0 million cash as well as the issuance of 44.2 million Mitel common shares. In conjunction with the acquisition of Aastra, we refinanced our then-existing credit facilities with a $355.0 million term loan and an undrawn revolving facility of $50.0 million.

Acquisition of Oaisys — March 2014

On March 4, 2014, we completed the acquisition of Oaisys, a developer of integrated call recording and quality management solutions. We believe the acquisition of Oaisys further strengthened our position in the growing contact center market. The cost of the acquisition was $7.9 million.

Operating Results

Total revenue for the three months ended March 31, 2015 was $248.1 million compared to $241.5 million for the three months ended March 31, 2014. The revenue increase was primarily due to the inclusion of a full three months of revenues of the Aastra business, which was acquired on January 31, 2014. On a pro-forma basis, which includes the results of Aastra for January 2014, revenue decreased by $29.3 million from $277.4 million primarily due to changes in foreign exchange rates due to the strengthening of the U.S. dollar, partially offset by continued growth in the cloud segment. Our operating loss for the three months ended March 31, 2015 was $5.2 million compared to operating income of $1.7 million for the three months ended March 31, 2014 and compared to an operating loss of $20.5 million on a pro-forma basis, which includes the results of Aastra for January 2014. The lower operating loss compared to the pro-forma results for the comparative period was largely driven by lower special charges and restructuring costs due to the acquisition of Aastra in January 2014. Lower revenues compared to the pro-forma results for the comparative period, as discussed above, were offset by lower selling, general and administration costs and research and development costs driven by cost savings from restructuring actions as well as changes in foreign exchange rates.

Comparability of Periods

Our functional currency is the U.S. dollar and our consolidated financial statements are prepared with U.S. dollar reporting currency using the current rate method. Assets and liabilities of subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet date while revenue and expense items are translated at the monthly average exchange rates for the relevant period. The resulting unrealized gains and losses have been included as part of the cumulative foreign currency translation adjustment which is reported as other comprehensive income. Changes in foreign exchange rates from period to period can have a significant impact on our results of operations and financial position, which may also make the comparability of periods complex.

The results of operations from acquisitions are included in our results from operations from the date of acquisition. In addition, we have incurred various costs related to acquisitions and the integration of those acquisitions, which have been recorded in special charges and restructuring costs.

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three months ended March 31,				Change *
	2015		2014
	Amounts	% of Revenue	Amounts	% of Revenue	Amount
	(in millions, except percentages and per share amounts)
Revenues	$248.1		$241.5		$6.6
Cost of revenues	117.7	47.4%	112.1	46.4%	5.6

Gross margin	130.4	52.6%	129.4	53.6%	1.0

Expenses:
Selling, general and administrative	81.6	32.9%	76.9	31.8%	4.7
Research and development	26.9	10.8%	26.3	10.9%	0.6
Special charges and restructuring costs	13.0	5.2%	13.2	5.5%	(0.2)
Amortization of acquisition-related intangible assets	14.1	5.7%	11.3	4.7%	2.8

	135.6	54.7%	127.7	52.9%	7.9

Operating income (loss)	(5.2)	(2.1)%	1.7	0.7%	(6.9)
Interest expense	(4.6)	(1.9)%	(5.9)	(2.4)%	1.3
Debt retirement costs	(0.7)	(0.3)%	(14.7)	(6.1)%	14.0
Other income	15.4	6.2%	0.1	—	15.3

Income (loss) from operations, before income taxes	4.9	2.0%	(18.8)	(7.8)%	23.7
Income tax recovery	0.4	0.2%	5.2	2.2%	(4.8)

Net income (loss)	$5.3	2.1%	$(13.6)	(5.6)%	$18.9

Adjusted EBITDA, a non-GAAP measure	$30.4	12.3%	$35.6	14.7%	$(5.2)

*	The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisition of Aastra on January 31, 2014.

Net income (loss) per common share
Basic	$0.05	$(0.16)
Diluted	$0.05	$(0.16)
Weighted-average number of common shares outstanding
Basic	100.1	83.5
Diluted	104.8	83.5

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three months ended March 31
	2015	2014
	(in millions)
Net income (loss)	$5.3	$(13.6)
Adjustments:
Interest expense	4.6	5.9
Income tax expense (recovery)	(0.4)	(5.2)
Amortization and depreciation	19.3	16.2
Foreign exchange loss (gain)	(14.7)	0.3
Special charges and restructuring costs	13.0	13.2
Stock-based compensation	1.8	1.3
Debt retirement costs	0.7	14.7
Acquisition accounting for deferred revenue	0.8	2.8

Adjusted EBITDA	$30.4	$35.6

We define Adjusted EBITDA as net income (loss), adjusted for the items as noted in the above tables. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from operations or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures and the manner in which we compensate for those limitations, as described in Item 6. Selected Financial Data in our Annual Report.

Results of Operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended March 31,				Change
	2015		2014
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Premise segment – product	$150.1	60.5%	$159.8	66.2%	$(9.7)	(6.1)
Premise segment – service	63.4	25.5%	55.9	23.1%	7.5	13.4
Cloud segment – product	10.6	4.3%	6.7	2.8%	3.9	58.2
Cloud segment – non-recurring service	0.7	0.3%	—	—	0.7	—
Cloud segment – recurring service	23.3	9.4%	19.1	7.9%	4.2	22.0

	$248.1	100.0%	$241.5	100.0%	$6.6	2.7

Revenues increased primarily as the result of the acquisition of Aastra in January 2014. Our revenues for the three months ended March 31, 2014 were $277.4 million on a pro-forma basis, which includes the results of Aastra for the month of January 2014. The decrease in revenues when compared to our pro-forma revenues was largely due to a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the Euro and British pound sterling were weaker against the U.S. dollar by an average of 15.3% and 7.2%, respectively in the first quarter of 2015 when compared to the first quarter of 2014. We estimate that the change in foreign exchange rates accounted for an absolute 7.6% of the 10.6% decrease in revenues when compared to the pro-forma results.

Premise segment service revenue for the first quarter of 2015 includes a reduction in revenue of $0.8 million (first quarter of 2014—$2.8 million) relating to purchase accounting. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to the Aastra acquisition was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this purchase accounting adjustment has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition. Based on the fair value of deferred revenue recorded in the initial purchase price allocation, we expect that revenue will be adversely affected by a total of $11.8 million over the two year period ending December 31, 2015, of which $1.9 remains to be recorded in the final three quarters of 2015.

When compared to the pro-forma revenues for the first quarter of 2014, premise segment product revenues decreased by $36.3 million, or 19.5%, to $150.1 million as a result of the unfavorable impact of foreign exchange rates and customers migrating to a cloud recurring model, while Cloud segment product revenues increased by $3.2 million to $10.6 million as both new and existing customers transition to the cloud.

When compared to the pro-forma revenues for the first quarter of 2014, premise segment service revenues decreased by $0.1 million, or 0.2%, to $63.4 million while cloud segment recurring service revenues increased by $3.4 million, or 17.1%, to $23.3 million. The decrease in premise segment service revenues was primarily due to the unfavorable effects of foreign currency and the transition of customers from a premise solution to a cloud solution, which was offset by a lower purchase accounting adjustment in the first quarter of 2015 when compared to the first quarter of 2014, as discussed above. The increase in cloud segment recurring service revenues reflects new and existing customers migrating to our cloud solutions.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended March 31,				Change
	2015		2014
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment – product	$86.0	57.3%	$95.3	59.6%	$(9.3)	(2.3)
Premise segment – service	27.5	43.4%	21.6	38.6%	5.9	4.8
Cloud segment – product	5.6	52.8%	3.2	47.8%	2.4	5.0
Cloud segment – non-recurring	0.3	42.9%	—	—	0.3	—
Cloud segment – recurring	11.0	47.2%	9.3	48.7%	1.7	(1.5)

	$130.4	52.6%	$129.4	53.6%	$1.0	(1.0)

In the first quarter of 2015, overall gross margin percentage decreased by an absolute 1.0% to 52.6% compared to 53.6% for the first quarter of 2014 primarily as a result of the acquisition of Aastra, which contributed $39.6 million of gross margin, a gross margin percentage of 44.3%, to the first quarter of 2014. On a pro-forma basis, which includes the results of Aastra for January 2014, gross margin percentage increased by an absolute 0.7% to 52.6%, primarily due to realized synergies from the integration of Aastra.

When compared to the pro-forma gross margin percentage for the first quarter of 2014, premise segment product gross margin percentage decreased by an absolute 0.3% to 57.3% primarily as a result of unfavorable foreign exchange rates (as a lower percentage of cost of sales is denominated in Euros and British pound sterling when compared to the percentage of revenues denominated in those currencies), which offset realized synergies during the last 12 months. When compared to the pro-forma gross margin percentage for the first quarter of 2014, cloud segment product gross margin percentage increased by an absolute 5.5% to 52.8% due to product mix.

When compared to the pro-forma gross margin percentage for the first quarter of 2014, premise segment service gross margin percentage increased by an absolute 6.2% to 43.4%, primarily as a result realized synergies over the last 12 months, while cloud segment recurring service gross margin percentage decreased by an absolute 1.0% to 47.2% due to the mix of services provided.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 32.9% of revenues in the first quarter of 2015 from 31.8% in the first quarter of 2014, an increase of $4.7 million in absolute dollars. The increase in absolute dollars is primarily due to the acquisition of Aastra in January 2014. Our SG&A expenses for the first quarter of 2015 included $1.8 million (first quarter of 2014—$1.3 million) of non-cash compensation expenses associated with employee stock options.

On a pro-forma basis, which includes the results of Aastra for January 2014, SG&A expenses for the first quarter of 2014 were $90.6 million, or 32.7% of revenues. SG&A expenses decreased in the first quarter of 2015 by $9.0 million when compared to the pro-forma results primarily due to realized synergies from the integration of Aastra as well as the effect of foreign exchange rates.

Research and Development (“R&D”)

R&D expenses in the first quarter of 2015 decreased to 10.8% of revenues compared to 10.9% of revenues for the first quarter of 2014, an increase of $0.6 million in absolute dollars. The increase is primarily due to the acquisition of Aastra in January 2014.

On a pro-forma basis, which includes the results of Aastra for January 2014, R&D expenses were $31.9 million for the first quarter of 2014, or 11.5% of revenues. R&D expense decreased in the first quarter of 2015 by $5.0 million when compared to the pro-forma results is primarily due to realized synergies from the integration of Aastra, as well as the effect of foreign exchange rates.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $13.0 million in the first quarter of 2015. The costs consisted of $1.4 million of employee-related charges, $5.9 million of integration-related charges as well as $5.7 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 10 people. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra. Acquisition-related charges consisted primarily of legal and advisory fees incurred to acquire Mavenir in April 2015.

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

Amortization of acquisition-related intangible assets

In the three months ended March 31, 2015, amortization of acquisition-related intangible assets increased to $14.1 million compared to $11.3 million for the three months ended March 31, 2014. The increase is due primarily to the acquisition of Aastra on January 31, 2014.

Operating Income (Loss)

We reported an operating loss of $5.2 million in the first quarter of 2015 compared to operating income of $1.7 million in the first quarter of 2014. Operating loss for the first quarter of 2014 on a pro-forma basis, which includes the results of Aastra for January 2014, was $20.5 million. The lower operating loss compared to the pro-forma results for the comparative period was largely driven by lower special charges and restructuring costs due to the acquisition of Aastra in January 2014. Lower revenues when compared to the pro-forma revenues of the comparative period, as discussed above, were offset by lower selling, general and administration costs and research and development costs driven by cost savings from restructuring actions as well as changes in foreign exchange rates.

Non-Operating Expenses

Interest Expense

Interest expense was $4.6 million in the first quarter of 2015 compared to $5.9 million in the first quarter of 2014. The decrease in interest expense was due to debt repayments made during 2014 and the first quarter of 2015, as described under “Significant Events and Recent Developments”, above.

Debt retirement costs

In the first quarter of 2015, we recorded debt retirement costs of $0.7 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million voluntary prepayment of our term loan in February 2015.

For the first quarter of 2014, we recorded debt retirement costs of $14.7 million relating to the refinancing of our debt in January 2014. These costs consisted of $10.0 million of unamortized debt issue costs and unamortized original issue discount, $4.2 million of prepayment fees relating to repaying our prior credit facilities and $0.5 million of other costs relating to the refinancing.

Other income

For the first quarter of 2015, we recorded other income of $15.4 million compared to $0.1 million for the first quarter of 2014. The other income in the first quarter of 2015 was primarily driven by foreign exchange gains of $14.7 million. The foreign exchange gains related to intercompany balances and were fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

Income tax expense

For the first quarter of 2015, we recorded a net income tax recovery of $0.4 million compared to a recovery of $5.2 million for the first quarter of 2014. The tax recoveries in the first quarter of 2015 and first quarter of 2014 were primarily due to tax recoveries on certain non-recurring items primarily related to the Aastra acquisition and integration.

Net Income (Loss)

Our net income for the first quarter of 2015 was $5.3 million compared to a net loss of $13.6 million in the first quarter of 2014. The lower net loss was primarily due to lower debt retirement costs and higher other income, which were partially offset by an operating loss and a lower tax recovery, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss for the first quarter of 2015 includes a loss of $25.6 million related to the pension liability adjustments. At March 31, 2015, the pension valuation from December 31, 2014 for our U.K. and Switzerland pension plans were updated for actual investment performance and certain changes in assumptions. The increase in pension liability and corresponding other comprehensive loss was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rates. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Other comprehensive loss for the first quarter of 2014 includes a loss of $7.7 million related to pension liability adjustments. At March 31, 2014, the pension valuation from December 31, 2013 for our U.K. pension plan was updated for actual investment performance and certain changes in assumptions. The increase in pension liability and corresponding other comprehensive loss was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rate. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $30.4 million in the first quarter of 2015 compared to $35.6 million in the first quarter of 2014, a decrease of $5.2 million. On a pro-forma basis, which includes the results of Aastra for January 2014, Adjusted EBITDA for the first quarter of 2014 was $32.8 million. On a pro-forma basis the decrease of $2.4 million was the result of lower sales and the resulting lower gross margin, partially offset by lower SG&A and R&D costs, as described above.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months ended March 31, 2015 and March 31, 2014.

	Three months ended March 31,
	2015	2014	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$21.1	$26.8	$(5.7)
Investing activities	(1.1)	(9.4)	8.3
Financing activities	(26.3)	77.4	(103.7)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	1.0	(5.2)

Increase (decrease) in cash and cash equivalents	$(10.5)	$95.8	$(106.3)

Cash Provided by Operating Activities

Net cash generated from operating activities in the first quarter of 2015 was $21.1 million compared to $26.8 million in the first quarter of 2014. The decrease in cash provided by operating activities was primarily due to unfavorable changes in non-cash operating assets and liabilities in the first quarter of 2015 compared to the first quarter of 2014.

Cash Used in Investing Activities

Net cash used for investing activities was $1.1 million in the first quarter of 2015 compared to $9.4 million in the first quarter of 2014. The cash used for investing for the first quarter of 2015 consists of additions to property, plant and equipment. The cash used in investing activities for the first quarter of 2014 consists of $6.2 million for the January 2014 acquisition of Aastra (cash paid of $80.0 million, net of cash acquired of $79.4 million) and the March 2014 acquisition of Oaisys (cash paid of $5.9 million net of cash acquired of $0.3 million) as well as additions to property, plant and equipment of $3.2 million.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the first quarter of 2015 was $26.3 million compared to cash provided by financing activities of $77.4 million in the first quarter of 2014. The use of cash in the first quarter of 2015 was primarily due to the $25.0 million voluntary prepayment of our term loan in February 2015. The cash provided by financing activities in the first quarter of 2014 consisted primarily of net proceeds from the January 2014 refinancing. The proceeds from the new credit facility of $353.2 million, were partially offset by repayment of the prior credit facility of $259.4 million as well as fees and costs related to the refinancing.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $4.2 million during the first quarter of 2015 (first quarter of 2014—$1.0 million increase).

Liquidity and Capital Resources

As of March 31, 2015, our liquidity consisted primarily of cash and cash equivalents of $100.8 million and an undrawn $50.0 million revolving facility. At March 31, 2015, we had $279.1 million outstanding under our January 2014 Credit Facilities, consisting of a term loan due 2020. The January 2014 Credit Facilities were repaid in April 2015 with a portion of the proceeds from the April 2015 Credit Facilities entered into in conjunction with the acquisition of Mavenir, as described under Significant Events and Recent Developments”, above.

Cash and Cash Equivalents

At March 31, 2015, we had cash of $100.8 million and cash equivalents of nil (December 31, 2014 – cash of $110.0 million and cash equivalents of $1.3 million). Our cash equivalents generally consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

Credit Facilities

Our January 2014 Credit Facilities were repaid in April 2015 with a portion of the proceeds from the April 2015 Credit Facilities entered into in conjunction with the acquisition of Mavenir, as described under “Significant Events and Recent Developments”, above. The April 2015 Credit Facilities contain affirmative and negative covenants, as described in note 21 to the Interim Financial Statements.

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability increased to $159.6 million at March 31, 2015 from $136.1 million December 31, 2014 due primarily to a decrease in the discount rate assumption during the quarter.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At March 31, 2015, the plan had an unfunded pension liability of $107.9 million (December 31, 2014 — $91.2 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the 2014 calendar year was determined to be $5.0 million (£3.2 million), and increases at an annual rate of 3% for the calendar years 2015 and 2016.

We have unfunded pension obligations related to entities in France and Germany. In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. At March 31, 2015, we had unfunded pension liabilities in France and Germany totaling $22.2 million (December 31, 2014 – $24.2 million).

In addition, we have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At March 31, 2015, a liability of $28.2 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2014 – $18.9 million).

Liquidity

In conjunction with the Mavenir transaction, as discussed under “Significant Events and Recent Developments” above, we refinanced the January 2014 Credit Facilities with the April 2015 Credit Facilities, consisting of a $660.0 million term loan and a revolving facility of $50.0 million, as described in note 21 to the Interim Financial Statements.

We believe that with the April 2015 Credit Facilities and our current cash and cash equivalents, we will have sufficient liquidity to support our combined business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on restructuring and integration actions, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, market acceptance of our products and the cost and timing of potential acquisitions. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under our April 2015 Credit Facilities.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2015:

	Payments Due by Year
Contractual Obligations	Last nine months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Long-term debt obligations (1)	$11.0	$14.7	$14.7	$14.7	$14.7	$280.3	$350.1
Capital lease obligations (2)	4.7	5.1	3.2	1.2	0.1	—	14.3
Operating lease obligations (3)	17.4	20.8	16.6	13.5	9.4	23.7	101.4
Defined benefit plan contributions (4)	3.7	5.1	—	—	—	—	8.8
Other	3.2	2.0	1.8	1.0	—	—	8.0

Total	$40.0	$47.7	$36.3	$30.4	$24.2	$304.0	$482.6

(1)	Represents the principal and interest payments on our term loan outstanding at March 31, 2015, without considering the April 2015 refinancing, as discussed under “Significant Events and Recent Developments”, above. Interest on our term loan is based on LIBOR plus 4.25% with LIBOR subject to a 1.00% floor. For the purposes of estimating the variable interest, the greater of the average three-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.00%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows as an estimate is not practicable.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on capital lease obligations range from 5.1% to 7.4%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2016 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Annual Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $11.1 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At March 31, 2015, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $55.6 million (December 31, 2014 — $61.7 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Annual Financial Statements included in our Annual Report. The following critical accounting policies have been updated to reflect results to March 31, 2015:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.2% of the ending aggregate lease portfolio as of March 31, 2015 compared to 3.9% at December 31, 2014. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of March 31, 2015. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of March 31, 2015 and December 31, 2014, the provision represented 5.9% and 5.3% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first quarter of 2015 are included in note 13 to the Interim Financial Statements.

For the three months ended March 31, 2015, stock-based compensation expense was $1.8 million (three months ended March 31, 2014—$1.3 million). As of March 31, 2015, there was $24.4 million of unrecognized stock-based compensation expense related to stock option awards (December 31, 2014—$12.7 million). We expect this cost to be recognized over a weighted average period of 3.5 years (December 31, 2014—3.1 years).

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

Classification of debt issue costs

In April 2015, the FASB issued ASU 2015-03 to require debt issue costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment becomes effective for the Company in the first quarter of 2016. The Company expects the adoption to result in the reclassification of debt issue costs from other non-current assets to being recorded net against long-term debt on the consolidated balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2015, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the fiscal period ended December 31, 2014. In addition, you should carefully consider the risk factors related to our acquisition of Mavenir contained in (1) the section entitled “Risk Factors—Risks Relating to the Combined Company” included in our Offer to Exchange dated April 28, 2015 filed with the SEC on April 29, 2015, included as Exhibit 99.1 hereto and incorporated herein by reference and (2) Part I, Item 1A, Risk Factors, of Mavenir’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 3, 2015, included as Exhibit 99.2 hereto and incorporated herein by reference. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this Report, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2015.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner

Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	The section entitled “Risk Factors—Risks Relating to the Combined Company” included in Mitel Networks Corporation’s Offer to Exchange dated April 28, 2015 (incorporated by reference to Mitel Networks Corporation’s Offer to Exchange dated April 28, 2015 filed with the SEC pursuant to Rule 424(b)(3) on April 29, 2015).

99.2	Part I, Item 1A, Risk Factors, of Mavenir Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (incorporated by reference to Mavenir Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 3, 2015).

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and March 31, 2014; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.