Form 10-Q
period 2015-06-30
MITEL NETWORKS CORP
filed 2015-08-06
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 120,133,666 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$76.0	$111.3
Accounts receivable (net of allowance for doubtful accounts of $14.7 and $13.2, respectively)	276.3	237.5
Sales-type lease receivables (net) (note 4)	14.5	18.1
Inventories (net) (note 5)	110.4	88.3
Deferred tax asset	46.5	31.7
Other current assets (note 6)	83.5	53.2

	607.2	540.1
Non-current portion of sales-type lease receivables (net) (note 4)	17.8	19.7
Deferred tax asset	120.6	133.6
Property and equipment (net)	56.6	50.7
Identifiable intangible assets (net) (note 7)	421.8	175.8
Goodwill	657.9	340.3
Other non-current assets	12.1	11.6

	$1,894.0	$1,271.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$276.7	$215.0
Current portion of deferred revenue	109.3	78.2
Current portion of long-term debt (note 10)	11.9	6.2

	397.9	299.4
Long-term debt (note 10)	638.4	303.6
Long-term portion of deferred revenue	38.7	35.6
Deferred tax liability	34.7	15.3
Pension liability (note 11)	148.4	136.1
Other non-current liabilities	37.9	34.0

	1,296.0	824.0

Commitments, guarantees and contingencies (note 12)
Shareholders’ equity:
Common shares, without par value —issued and outstanding: 120.1 and 100.1, respectively	1,408.5	1,216.3
Warrants (note 14)	39.1	39.1
Additional paid-in capital	44.1	38.0
Accumulated deficit	(704.9)	(698.6)
Accumulated other comprehensive loss	(188.8)	(147.0)

	598.0	447.8

	$1,894.0	$1,271.8

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues:
Premise	$215.2	$261.3	$428.7	$476.9
Cloud	37.2	27.4	71.8	53.3
Mobile	24.5	—	24.5	—

	276.9	288.7	525.0	530.2
Cost of revenues:
Premise	98.1	123.3	198.2	222.2
Cloud	18.7	13.6	36.3	26.8
Mobile	10.4	—	10.4	—

	127.2	136.9	244.9	249.0

Gross margin	149.7	151.8	280.1	281.2

Expenses:
Selling, general and administrative	91.8	91.8	173.4	168.7
Research and development	34.0	31.9	60.9	58.2
Special charges and restructuring costs (note 16)	14.3	10.9	27.3	24.1
Amortization of acquisition-related intangible assets	19.4	14.0	33.5	25.3

	159.5	148.6	295.1	276.3

Operating income (loss)	(9.8)	3.2	(15.0)	4.9
Interest expense	(7.8)	(5.5)	(12.4)	(11.4)
Debt retirement costs (note 10)	(8.4)	(0.8)	(9.1)	(15.5)
Other income (expense) (note 20)	5.1	1.7	20.5	1.8

Loss, before income taxes	(20.9)	(1.4)	(16.0)	(20.2)
Current income tax recovery (expense)	(5.5)	(0.6)	(6.0)	(0.3)
Deferred income tax recovery (expense)	14.8	2.8	15.7	7.7

Net income (loss)	$(11.6)	$0.8	$(6.3)	$(12.8)

Net income (loss) per common share
Basic	$(0.10)	$0.01	$(0.06)	$(0.14)
Diluted	$(0.10)	$0.01	$(0.06)	$(0.14)
Weighted-average number of common shares outstanding (note 15)
Basic	113.7	99.1	107.0	91.4
Diluted	113.7	103.7	107.0	91.4

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income (loss)	$(11.6)	$0.8	$(6.3)	$(12.8)

Other comprehensive income (loss):
Foreign currency translation adjustments	(4.3)	—	(27.4)	2.1
Pension liability adjustments	11.2	(12.0)	(14.4)	(19.7)

	6.9	(12.0)	(41.8)	(17.6)

Comprehensive loss	(4.7)	(11.2)	(48.1)	(30.4)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount
Balance at December 31, 2013	54.4	$814.9	$39.1	$35.3	$(691.3)	$(79.6)	$118.4

Comprehensive loss	—	—	—	—	(13.6)	(5.6)	(19.2)
Exercise of stock options	0.3	2.3	—	(0.7)	—	—	1.6
Stock-based compensation	—	—	—	1.3	—	—	1.3
Issuance of shares (note 3)	44.2	391.3	—	—	—	—	391.3

Balance at March 31, 2014	98.9	$1,208.5	$39.1	$35.9	$(704.9)	$(85.2)	$493.4

Comprehensive income (loss)	—	—	—	—	0.8	(12.0)	(11.2)
Exercise of stock options	0.5	3.9	—	(1.5)	—	—	2.4
Stock-based compensation	—	—	—	1.7	—	—	1.7

Balance at June 30, 2014	99.4	$1,212.4	$39.1	$36.1	$(704.1)	$(97.2)	$486.3

Comprehensive loss	—	—	—	—	(5.3)	(18.0)	(23.3)
Exercise of stock options	0.5	2.8	—	(0.8)	—	—	2.0
Stock-based compensation	—	—	—	1.5	—	—	1.5

Balance at September 30, 2014	99.9	$1,215.2	$39.1	$36.8	$(709.4)	$(115.2)	$466.5

Comprehensive loss	—	—	—	—	10.8	(31.8)	(21.0)
Exercise of stock options	0.2	1.1	—	(0.4)	—	—	0.7
Stock-based compensation	—	—	—	1.6	—	—	1.6

Balance at December 31, 2014	100.1	$1,216.3	$39.1	$38.0	$(698.6)	$(147.0)	$447.8

Comprehensive income (loss)	—	—	—	—	5.3	(48.7)	(43.4)
Exercise of stock options	0.1	1.4	—	(0.6)	—	—	0.8
Stock-based compensation	—	—	—	1.8	—	—	1.8

Balance at March 31, 2015	100.2	$1,217.7	$39.1	$39.2	$(693.3)	$(195.7)	$407.0

Comprehensive income (loss)	—	—	—	—	(11.6)	6.9	(4.7)
Exercise of stock options	0.2	1.6	—	(1.2)	—	—	0.4
Stock-based compensation	—	—	—	3.3	—	—	3.3
Issuance of shares (note 3)	19.7	189.2	—	—	—	—	189.2
Stock options issued as consideration for the acquisition of Mavenir (note 3)	—	—	—	2.8	—	—	2.8

Balance at June 30, 2015	120.1	$1,408.5	$39.1	$44.1	$(704.9)	$(188.8)	$598.0

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$(11.6)	$0.8	$(6.3)	$(12.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	25.5	19.6	44.8	35.8
Stock-based compensation	3.3	1.7	5.1	3.0
Deferred income taxes expense (recovery)	(14.8)	(2.8)	(15.7)	(7.7)
Non-cash portion of debt retirement costs (note 10)	8.4	0.8	9.1	15.0
Non-cash movements in provisions	0.2	(1.9)	(0.7)	(1.9)
Change in non-cash operating assets and liabilities (note 18)	(12.9)	7.6	(17.1)	21.2

Net cash provided by (used in) operating activities	(1.9)	25.8	19.2	52.6

Investing activities:
Additions to property, equipment and intangible assets	(6.2)	(4.3)	(7.3)	(7.5)
Acquisitions, net of cash acquired (note 3)	(343.7)	—	(343.7)	(6.2)

Net cash used in investing activities	(349.9)	(4.3)	(351.0)	(13.7)

Financing activities:
Proceeds from issuance of long-term debt (note 10)	653.4	—	653.4	353.2
Repayment of senior credit facilities (note 10)	(279.1)	(25.0)	(304.1)	(284.4)
Repayment of acquired long-term debt (note 3)	(30.4)	—	(30.4)	—
Prepayment fees relating to prior credit facilities (note 10)	—	—	—	(4.2)
Payment of deferred financing costs (note 10)	(17.2)	—	(17.2)	(11.0)
Repayment of capital lease liabilities and other long-term debt	(1.8)	(1.3)	(3.9)	(4.1)
Proceeds from issuance of common shares from option exercises	0.4	2.4	1.2	4.0

Net cash provided by (used in) financing activities	325.3	(23.9)	299.0	53.5

Effect of exchange rate changes on cash and cash equivalents	1.7	0.6	(2.5)	1.6

Net increase (decrease) in cash and cash equivalents	(24.8)	(1.8)	(35.3)	94.0
Cash and cash equivalents, beginning of period	100.8	136.0	111.3	40.2

Cash and cash equivalents, end of period	$76.0	$134.2	$76.0	$134.2

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2015 and June 30, 2014

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

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies at December 31, 2014 are described in note 2 to the Annual Financial Statements. In addition to these policies, the Company has adopted a significant accounting policy relating to revenue recognition as a result of the acquisition of Mavenir Systems, Inc. (“Mavenir”), as described below. Also, in connection with the acquisition of Mavenir, the Company changed its operating segments, as described in note 17.

Revenue recognition – Mobile business segment

The Mobile segment generates revenues primarily from the sale of networking solutions. A networking solution generally consists of software licenses for a fixed number of subscribers, implementation services and an initial period of post-contract support. Networking solutions may also include standard hardware, such as servers. After the initial implementation of a networking solution, the Company may sell additional software licenses (“Capacity Licenses”), which may include additional hardware to support the Capacity Licenses, and additional periods of post-contract support.

Networking solutions

The implementation of a networking solution generally requires significant customization and integration into the customer’s network and often takes over six months to complete. The Company accounts for these networking solutions under industry-specific software guidance. Under this guidance, software licenses, implementation services and when applicable, hardware, are considered a single contract deliverable and revenue is recognized in accordance with contract accounting guidance. Where Vendor-Specific Objective Evidence (“VSOE”) of fair value of post-contract support is available, post-contract support is considered a separate element and is recognized ratably over the support period. A portion of the consideration is allocated to post-contract support based on the VSOE of fair value, while the residual amount is allocated to the other contract deliverable. If VSOE of fair value for post-contract support is not available, the entire arrangement is allocated ratably over the period of post-contract support.

For the deliverable recognized under contract accounting, the Company uses a percentage-of-completion method based on project hours incurred to date compared to total project hours expected under the contract. Under the percentage-of-completion method, management makes key judgments in areas such as estimated total project hours and total project costs. Changes in job performance, job conditions, and complications relating to the integration into a customer’s network may result in changes to total project hours and total project costs from what was previously estimated.

Capacity Licenses

Capacity Licenses may be sold separately or bundled together with hardware and/or post-contract support. When bundled, the Capacity Licenses, hardware and post-contract support are generally considered as separate deliverable elements. Revenue is recognized for Capacity Licenses when risks and rewards have been transferred, for hardware typically when the customer has accepted the hardware and for post-contract support over the term of the support period. The consideration is first allocated to the hardware and software elements based on the relative selling price of each. The estimated selling price of the Capacity Licenses is based on management’s best estimate, the selling price of the hardware is based on third party evidence of fair value and the selling price for post-contract support is based on VSOE of fair value. The consideration allocated to the software elements is then further bifurcated with VSOE of fair value determining the amount allocated to post-customer support and the residual being allocated to the Capacity Licenses.

Post-contract support

Post-contract support is recognized ratably over the support period, as the service is provided. Where post-contract support is bundled with software elements in a transaction, a portion of the consideration is allocated to post-contract support based on the VSOE of fair value of the post-contract support. VSOE of fair value is considered the price a customer would be required to pay if the post-contract support was sold separately and is calculated annually based on the historical experience of stand-alone sales of post-contract support to third parties.

Recently issued accounting pronouncements

Other than the accounting pronouncements below, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU adds a Revenue from Contracts with Customers subtopic to the FASB ASC and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendment becomes effective for the Company in the first quarter of 2017. In July 2015, the FASB affirmed its proposal to defer the effective date of the proposal by one year, but to allow entities to early adopt, but not before the original effective date. The FASB expects to issue an ASU formally amending the effective date by the end of the third quarter of 2015. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

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

Classification of debt issue costs

In April 2015, the FASB issued ASU 2015-03 to require debt issue costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this amendment in the second quarter of 2015. The adoption resulted in $7.0 of debt issue costs at December 31, 2014 being reclassified from other non-current assets to a direct deduction from the carrying amount of long-term debt. In addition, debt issue costs relating to the April 2015 refinancing have been recorded as a direct deduction from the carrying amount of long-term debt, as disclosed in note 10.

3. ACQUISITIONS

a) Mavenir – April 2015

On April 29, 2015, Mitel acquired Mavenir Systems, Inc. (“Mavenir”) (NYSE:MVNR), a global provider of software-based networking solutions for mobile carriers. Mitel acquired all of the outstanding common shares of Mavenir in exchange for $325.2 cash and 19.7 million Mitel shares. In addition, Mitel agreed to cash out all in-the-money, vested Mavenir stock options and, in exchange for all out-of-the-money and unvested Mavenir stock options, issue new 2.5 million Mitel stock options with economically similar terms.

Mitel management believes the acquisition will provide the Company with growth opportunities in the telephony application server market, in particular, in relation to Voice over LTE (“VoLTE”), will expand our current mobile service provider relationships and will extend our voice expertise from fixed-line to mobility. Management expects the transaction will also allow the Company to leverage the research and development workforce acquired, as well as realize synergies. These factors are expected to contribute to the recognition of goodwill for the acquisition.

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, is still being completed. As a result, the final purchase price allocation, which is expected to be completed by December 31, 2015, may differ significantly from the estimates. The estimated purchase price and allocation of the purchase price is as follows:

April 29, 2015
Net assets:
Cash and cash equivalents	$10.1
Accounts receivable(1)	35.1
Inventories(2)	7.9
Deferred tax asset, current	8.8
Other current assets	38.6
Property and equipment	9.0
Intangible assets – customer relationships(3)(6)	99.9
Intangible assets – developed technology(4)(6)	172.9
Goodwill(5)(6)	311.2
Other non-current assets	3.8
Deferred tax asset, non-current	0.8
Accounts payable and accrued liabilities	(63.8)
Deferred revenue, current	(16.5)
Current portion of long-term debt(7)	(27.2)
Deferred revenue, non-current	(0.3)
Deferred tax liability	(38.3)
Other non-current liabilities	(6.7)

Net assets acquired	$545.3

Consideration given:
Cash paid to Mavenir shareholders	$325.2
Cash paid to Mavenir optionholders(8)	28.1
Value of Mitel common shares issued to Mavenir shareholders(9)	189.2
Value of Mitel options relating to past service issued to Mavenir optionholders(10)	2.8

Total consideration given	$545.3

(1)	Fair value of accounts receivable consists of gross contractual amounts receivable of $36.3, less best estimate of amounts not expected to be collected of $1.2.
(2)	Fair value of inventory consists of inventory with a historical cost of $8.5 less a historical provision of $0.6.
(3)	Intangible assets – customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(4)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 7 years.
(5)	Goodwill is allocated to the Mobile segment.
(6)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.
(7)	Long-term debt of Mavenir was repaid at closing.
(8)	Cash paid to Mavenir optionholders for vested, in-the-money options.
(9)	Fair value of the 19.7 million Mitel common shares issued to Mavenir shareholders valued at $189.2 based on the closing price of a Mitel common share on the NASDAQ stock market on April 28, 2015.
(10)

In exchange for all unvested in-the-money Mavenir stock options and all vested and unvested out-of-the-money Mavenir stock options, Mitel issued 2.5 million Mitel stock options with economically similar terms. Using a Black-

Scholes valuation with assumptions consistent with grants made in the normal course as described in note 13, the fair value of the 2.5 million stock options totaled $13.0. Based on the vesting period of the original Mavenir stock options, $2.8 was determined to relate to past service and is considered part of the total consideration. The remaining amount will be recorded as stock-based compensation expense by Mitel based on the vesting period.

Mavenir’s results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition and are included in the Mobile segment, as described in note 17. The amount of revenue from the acquisition included in the Company’s results of operations for the three and six months ended June 30, 2015 was $24.5 and $24.5, respectively, which includes a reduction of $13.4 and $13.4, respectively, as a result of the valuation of in-progress contracts. As a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel. As these contracts were recorded on a completed contract basis by Mavenir prior to the acquisition, no revenue was recognized for these contracts by Mavenir prior to the acquisition. In addition, the revenue reflects a reduction of $1.2 and $1.2, respectively, as a result of the valuation of the deferred revenue liabilities acquired being below Mavenir’s historical book value and the corresponding decrease in revenues in subsequent periods. The amount of net loss from the acquisition included in the Company’s results of operations for the three and six months ended June 30, 2015 was $7.9 and $7.9, respectively, which includes the adjustment to revenues described above as well as a corresponding decrease to cost of sales of $8.5 and $8.5, respectively, and amortization of acquired intangible assets of $5.3 and $5.3, respectively.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the earliest fiscal year:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Operations
Revenues	$282.8	$307.4	$557.0	$612.1
Net loss	$(37.3)	$(16.5)	$(65.4)	$(60.2)
Net loss per share	$(0.31)	$(0.14)	$(0.54)	$(0.51)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	Amortization of intangible assets that arose from the acquisition of $31.6 per year.

•	A reduction to revenue as a result of the valuation of the deferred revenue acquired being below Mavenir’s historical book value as well as the valuation of in-progress contracts, as described above. The reduction for the three and six months ended June 30, 2015 was nil and $1.4 (relating to the pro-forma period from January 1, 2015 to April 29, 2015). When added to the reduction in revenue as a result of the valuation of deferred revenue already recorded in the actual results, the total reduction to revenue for the three and six months ended June 30, 2015 was $14.6 and $16.0, respectively. The reduction to revenue as a result of the valuation of in-progress contracts and deferred revenue for the three and six months ended June 30, 2014 was $14.6 and $16.0, respectively.

•	A corresponding decrease to cost of sales as a result of the valuation of in-progress contracts, as described above. Including the decrease in cost of sales already recorded in the actual results, the total decrease to cost of sales for the three and six months ended June 30, 2015 was $8.5 and $8.5, respectively. The decrease to cost of sales as a result of the valuation of deferred revenue for the three and six months ended June 30, 2014 was $8.5 and $8.5, respectively.

•	A tax provision based on an estimated effective tax rate of nil as a result of unrecognized tax loss carryforwards.

•	The January 2014 results of Aastra Technologies Limited (“Aastra”), acquired on January 31, 2014, as described in note 3(c), below. The pro-forma results for Aastra for January 2014 are described in note 3 to the Annual Financial Statements. The acquisitions of TigerTMS Ltd. (“Tiger”), as described in note 3(b), and Oaisys, as described in note 3(d), have not been included as they are not considered material.

b) Tiger TMS – June 2015

On June 1, 2015, Mitel acquired all of the outstanding equity of Tiger, a global provider of software, cloud and applications-based solutions for the hospitality industry. Tiger recorded revenues of approximately $10.0 for the year ended December 31, 2014, which were primarily generated in Europe, the Middle East and the United States. Total consideration for the acquisition is estimated to be $10.1, consisting of $1.8 of cash paid on June 1, 2015, $4.1 expected to be paid on October 1, 2015 and an estimate of contingent consideration of $4.2, which is based on the operations of Tiger meeting certain revenue targets for the years ending December 31, 2015 and December 31, 2016. In addition, Mitel repaid $3.2 of long-term debt of Tiger at closing.

The accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, is still being completed. As a result, the final purchase price allocation, which is expected to be completed by December 31, 2015, may differ significantly from the estimates. The estimated purchase price and allocation of the purchase price is as follows:

June 1, 2015
Net assets:
Cash and cash equivalents	$1.3
Accounts receivable	2.8
Inventories	0.3
Other current assets	0.2
Property and equipment	0.1
Intangible assets – customer relationships(1)(3)	3.9
Intangible assets – developed technology(2)(3)	2.3
Goodwill(3)	6.4
Accounts payable and accrued liabilities	(0.7)
Deferred revenue, current	(2.0)
Current portion of long-term debt(4)	(3.2)
Deferred tax liability, non-current	(1.3)

Net assets acquired	$10.1

Consideration given:
Cash paid, June 1, 2015	$1.8
Amounts due October 1, 2015	4.1
Estimated fair value of contingent consideration	4.2

Total consideration given	$10.1

(1)	Intangible assets – customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(2)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 6 years.
(3)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.
(4)	Long-term debt of Tiger was repaid at closing.

Tiger’s results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition, June 1, 2015 and are included in the Premise segment.

c) Aastra – January 2014

On January 31, 2014, Mitel acquired Aastra, a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately $600.0 Canadian dollars for the year ended December 31, 2013, of which approximately 75% were generated in Europe. The total value of consideration given by Mitel was $471.3, consisting of $80.0 of cash and 44.2 million Mitel common shares valued at $391.3 for a 100% equity interest in Aastra. In conjunction with the acquisition the Company completed a refinancing of its long-term senior debt, as described in note 10. Aastra’s results of operations are included in the results of operations of the combined entity from the date of acquisition. Additional details of the acquisition, including the allocation of the purchase price to the net assets acquired, are included in note 3 to the Annual Financial Statements.

d) Oaisys – March 2014

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

	June 30, 2015				December 31, 2014
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$6.2	$(1.1)		$5.1	$7.4	$(1.2)		$6.2
Current portion of investment in sales-type leases	14.9	(0.4)		14.5	18.6	(0.5)		18.1
Non-current portion of investment in sales-type leases	18.2	(0.4)		17.8	20.1	(0.4)		19.7

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	39.3	(1.9)		37.4	46.1	(2.1)		44.0
Sold rental payments remaining unbilled	53.4	(1.8	)(1)	51.6	63.9	(2.2	)(1)	61.7

Total of sales-type leases unsold and sold	$92.7	$(3.7)		$89.0	$110.0	$(4.3)		$105.7

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three and six months ended June 30, 2015, the Company sold $3.5 and $6.8, respectively of rental payments and recorded gains on sale of those rental payments of $0.7 and $1.2, respectively (three and six months ended June 30, 2014—sold $4.5 and $9.2, respectively, and recorded gains of $0.8 and $1.6, respectively). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of June 30, 2015

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$3.1	$1.3	$1.8	$3.1	$6.2
Investment in sold and unsold sales-type lease receivables	76.1	7.9	2.5	10.4	86.5

Total gross sales-type leases	79.2	9.2	4.3	13.5	92.7
Allowance	(1.6)	(0.8)	(1.3)	(2.1)	(3.7)

Total net sales-type leases	$77.6	$8.4	$3.0	$11.4	$89.0

Aging Analysis as of December 31, 2014

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.3	$1.8	$1.3	$3.1	$7.4
Investment in sold and unsold sales-type lease receivables	92.3	9.5	0.8	10.3	102.6

Total gross sales-type leases	96.6	11.3	2.1	13.4	110.0
Allowance	(2.0)	(1.0)	(1.3)	(2.3)	(4.3)

Total net sales-type leases	$94.6	$10.3	$0.8	$11.1	$105.7

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, December 31, 2013	$(5.0)
Additions due to the acquisition of Aastra	(1.1)
Write-offs	2.2
Provision	(0.4)

Allowance for credit losses on sales-type leases, December 31, 2014	$(4.3)

Write-offs	0.3
Provision	(0.1)

Allowance for credit losses on sales-type leases, March 31, 2015	$(4.1)

Write-offs	0.4

Allowance for credit losses on sales-type leases, June 30, 2015	$(3.7)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	June 30, 2015	December 31, 2014
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$4.0	$4.4
Allowance against sales-type leases individually evaluated for impairment	(2.0)	(2.1)

Sales-type leases individually evaluated for impairment, net	$2.0	$2.3

	June 30, 2015	December 31, 2014
Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$88.7	$105.6
Allowance against sales-type leases collectively evaluated for impairment	(1.7)	(2.2)

Sales-type leases collectively evaluated for impairment, net	$87.0	$103.4

5. INVENTORIES

	June 30, 2015	December 31, 2014
Raw materials and work in process	$5.5	$4.2
Finished goods(1)	103.5	83.0
Service inventory	7.8	6.5
Less: provision for excess and obsolete inventory(1)	(6.4)	(5.4)

	$110.4	$88.3

(1)	At June 30, 2015, finished goods are recorded net of approximately $20.3 of historical inventory provision remaining primarily from the acquisition of Aastra, as discussed in note 3 to the Annual Financial Statements (December 31, 2014 - $23.6). This amount will decrease as the related inventory acquired is sold or written off.

6. OTHER CURRENT ASSETS

	June 30, 2015	December 31, 2014
Prepaid expenses and deferred charges	$36.8	$22.5
Unbilled receivables	20.8	3.5
Due from related parties (note 9)	0.6	0.4
Income tax receivable	10.1	10.4
Other receivables	13.7	16.1
Restricted cash	1.5	0.3

	$83.5	$53.2

7. IDENTIFIABLE INTANGIBLE ASSETS

	June 30, 2015			December 31, 2014
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$421.6	$(124.1)	$297.5	$246.4	$(101.0)	$145.4
Customer relationships	217.0	(103.0)	114.0	113.2	(94.1)	19.1
Patents, trademarks and other	31.6	(21.3)	10.3	30.5	(19.2)	11.3

	$670.2	$(248.4)	$421.8	$390.1	$(214.3)	$175.8

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2015	December 31, 2014
Trade payables	$88.0	$54.4
Employee-related payables	53.6	48.2
Accrued liabilities	73.3	58.6
Restructuring, warranty and other provisions	24.5	31.8
Due to related parties (note 9)	0.5	0.6
Other payables	36.8	21.4

	$276.7	$215.0

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

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and six months ended June 30, 2015, Mitel recorded lease expense for base rent and operating costs of $1.1 and $2.1, respectively (three and six months ended June 30, 2014—$1.2 and $2.6, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.7 and $0.8, respectively, for the three months ended June 30, 2015 (three months ended June 30, 2014—$0.2 and $0.8, respectively) and were $1.8 and $1.3, respectively, for the six months ended June 30, 2015 (six months ended June 30, 2014—$0.6 and $3.0, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

10. LONG-TERM DEBT

April 2015 refinancing

In conjunction with the acquisition of Mavenir, as described in note 3, Mitel refinanced its January 2014 credit facilities. The new credit facilities consist of a $660.0 term loan and a $50.0 revolving facility (the “April 2015 Credit Facilities”). Proceeds of $653.4 (net of original discount of $6.6), along with cash on hand, were used to repay the remaining $279.1 principal outstanding under the January 2014 credit facilities, to repay the remaining $26.9 principal outstanding under Mavenir’s credit facilities, for the cash consideration paid for the acquisition of Mavenir (as described in note 3), as well as accrued interest, fees and expenses in connection with the refinancing and the acquisition of Mavenir.

Costs relating to the April 2015 Credit Facilities were $17.2, in addition to an original issue discount of $6.6. Costs of $15.5 and original issue discount of $6.6 related to the term loan are recorded net against the term loan and are amortized over the term of the term loan. Costs of $1.7 relating to the revolving facility are recorded as other non-current assets and are amortized on a straight-line basis over the term of the revolving facility. In addition, the Company expensed $8.4 of unamortized debt issue costs and unamortized original issue discount relating to the refinancing of the January 2014 credit facilities.

The undrawn $50.0 revolving credit facility bears interest at LIBOR plus an applicable margin, which is initially 4.0%, or, at the option of the Company, a base rate plus an applicable margin, and matures in April 2020. The Company may borrow Canadian dollars under the revolving credit facility. Such borrowings bear interest at the Canadian prime rate plus an applicable margin. The $660.0 term loan bears interest at LIBOR (subject to a 1.0% floor) plus an applicable margin, which is initially 4.0%, or, at the option of the Company, a base rate plus an applicable margin, and matures in April 2022. The term loan requires quarterly principal repayments of 0.25% of the original outstanding principal.

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

Total fees and expenses related to the January 2014 Credit Facilities of $11.0 were initially deferred and amortized over the term of the credit facilities using the effective interest method when related to the term loan and the straight-line method when related to the revolving facility. Original issue discount of $1.8 was amortized over the term of the credit facilities using the effective interest method. In addition, the Company expensed $10.0 of unamortized debt issue costs and unamortized original issue discount relating to the prior credit facilities, $4.2 of prepayment fees relating to the prior credit facilities and $0.5 of other costs relating to the refinancing.

Additional details on the January 2014 Credit Facilities are included in note 13 to the Annual Financial Statements.

11. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans primarily in the U.K., France and Germany as well as a multiple-employer defined benefit pension plan in Switzerland. At June 30, 2015, the pension liability was $148.4

(December 31, 2014—$136.1). The increase in liability from December 31, 2014 was primarily due to an increase in the U.K. and Switzerland pension plan liabilities due to updated pension valuations. At June 30, 2015, the U.K. and Switzerland pension plan valuations were updated for actual investment performance and certain changes in assumptions. The increases in the pension liabilities were primarily due to increases in the accrued benefits obligations resulting from a decrease in discount rates since December 31, 2014. The discount rate assumptions were determined on a consistent basis and reflect prevailing rates available on high-quality, fixed income debt instruments.

The Company’s net periodic benefit cost was as follows:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Defined contribution plans
Contribution expense	$2.8	$3.3	$6.0	$6.0
Defined benefit plans
Current service cost	0.8	0.9	1.6	1.4
Interest cost	2.9	3.2	5.8	6.3
Expected return on plan assets	(2.7)	(3.3)	(5.4)	(6.3)
Recognized actuarial loss(1)	0.6	0.2	1.1	0.4

Total periodic benefit cost, net	$4.4	$4.3	$9.1	$7.8

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of the accumulated other comprehensive loss into selling, general and administrative expense.

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

Letters of Credit and Guarantees

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $9.8 as of June 30, 2015 (December 31, 2014 — $4.0). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of June 30, 2015 and December 31, 2014.

13. SHARE CAPITAL

Share Capital

At June 30, 2015 and December 31, 2014, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	2015		2014
	Number of Options	Weighted Average Exercise Price per Option	Number of Options		Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of first quarter	6.8	$6.12	7.2		$5.10
Granted	1.0	$9.70	0.3		$8.79
Exercised	(0.1)	$7.00	(0.3)		$4.90
Forfeited	(0.2)	$5.56	—	(1)	$4.57
Expired	— (1)	$10.24	—	(1)	$7.61

Balance, end of first quarter	7.5	$6.58	7.2		$5.28

Granted in normal course	0.2	$8.96	0.8		$10.14
Granted in connection with the acquisition of Mavenir (note 3)	2.5	$7.50	—		$—
Exercised	(0.2)	$4.82	(0.5)		$4.96
Forfeited	(0.1)	$7.71	—	(1)	$4.76
Expired	— (1)	$7.89	(0.1)		$4.91

Balance, end of second quarter	9.9	$6.86	7.4		$5.83

Number of options exercisable	4.9	$6.23	4.2		$5.49

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	Three Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	March 31, 2014
Number of options granted in normal course	0.2	1.0	0.8	0.3
Risk-free interest rate	1.3%	1.6%	1.6%	1.5%
Dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	52.0%	52.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years	5 years
Weighted average fair value per option	$3.93	$4.49	$4.70	$4.06

In addition, in the three and six months ended June 30, 2015 the Company granted 0.6 million and 1.6 million restricted stock units, respectively (three and six months ended June 30, 2014 —0.3 million and 0.3 million, respectively). At June 30, 2015, 2.2 million restricted stock units were outstanding (December 31, 2014—0.7 million).

The number of stock-based awards available for grant under the Company’s 2014 Equity Incentive Plan at June 30, 2015 was 5.6 million (December 31, 2014—8.3 million).

14. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	June 30, 2015	December 31, 2014
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At June 30, 2015, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2014—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

15. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three months ended June 30			Six months ended June 30
	2015	2014		2015	2014
Weighted average common shares outstanding, basic	113.7	99.1		107.0	91.4
Dilutive effect of options	—	2.1		—	—
Dilutive effect of RSUs	—	—	(1)	—	—
Dilutive effect of warrants	—	2.5		—	—

Weighted average common shares outstanding, diluted	113.7	103.7		107.0	91.4

(1)	Dilutive effect was less than 0.1 for the period.

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three months ended June 30		Six months ended June 30
(Average number outstanding, in millions)	2015	2014	2015	2014
Stock options	4.9	1.1	3.5	0.6
RSUs	2.2	—	1.8	—

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

	Three months ended June 30	Six months ended June 30
(Average number outstanding, in millions)	2015	2015	2014
Stock options	4.5	4.7	6.2
RSUs	—	—	0.2
Warrants	2.5	2.5	2.5

Additionally, for the three and six months ended June 30, 2015, 0.5 million options (three and six months ended June 30, 2014–0.5 million), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

16. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $14.3 were recorded in the three months ended June 30, 2015. The costs consisted of $3.3 of employee-related charges, $0.3 of facility-related charges, $4.0 of integration-related charges and $6.7 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 35 people. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra and Mavenir. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the acquisition of Mavenir, as described in note 3.

Special charges and restructuring costs of $13.0 were recorded in the three months ended March 31, 2015. The costs consisted of $1.4 of employee-related charges, $5.9 of integration-related charges and $5.7 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 10 people. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the acquisition of Mavenir, as described in note 3.

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

At June 30, 2015 the current portion of the provision of $11.5 (December 31, 2014–$19.4) is included in accounts payable and accrued liabilities while the long-term portion is included in other non-current liabilities on the consolidated balance sheet.

The following table summarizes the change in provision:

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1
Restructuring liabilities acquired relating to the acquisition of Aastra	2.0	0.3	2.3
Charges	2.2	1.1	3.3
Cash payments	(2.3)	(1.0)	(3.3)

Balance of provision as of March 31, 2014	$3.6	$5.8	$9.4

Charges	3.9	2.8	6.7
Cash payments	(4.6)	(0.4)	(5.0)

Balance of provision as of June 30, 2014	$2.9	$8.2	$11.1

Charges	24.7	1.0	25.7
Cash payments	(7.3)	(1.4)	(8.7)

Balance of provision as of September 30, 2014	$20.3	$7.8	$28.1

Charges	6.2	0.5	6.7
Cash payments	(11.0)	(0.7)	(11.7)

Balance of provision as of December 31, 2014	$15.5	$7.6	$23.1

Charges	1.4	—	1.4
Cash payments	(6.6)	(1.3)	(7.9)

Balance of provision as of March 31, 2015	$10.3	$6.3	$16.6

Charges	3.3	0.3	3.6
Cash payments	(5.2)	(0.6)	(5.8)

Balance of provision as of June 30, 2015	$8.4	$6.0	$14.4

17. SEGMENT INFORMATION

During the second quarter of 2015, the Company acquired Mavenir, as disclosed in note 3. As a result, the Company’s chief operating decision maker, the CEO, now evaluates performance and allocates resources based on three key business units, Mobile (consisting of the operating results of Mavenir), and the previously reported business units of Premise and Cloud. Therefore, beginning in the second quarter of 2015, the Company has reported its segmented financial performance based on the segments, Mobile, Premise and Cloud, as described below.

The Mobile segment sells and supports software-based telecommunications networking solutions that enable mobile service providers to deliver IP-based voice, video, rich communications and enhanced messaging services to their subscribers. The solutions deliver Rich Communication Services (“RCS”), which enable enhanced mobile communications, such as group text messaging, multi-party voice or video calling and live video streaming as well as the exchange of files or images, over existing 2G and 3G networks and next generation 4G Long Term Evolution (“LTE”) networks. The solutions can also deliver voice services over LTE technology and wireless networks, known respectively as Voice over LTE (“VoLTE”) and Voice over Wi-Fi. The Mobile segment sells solutions primarily to wireless mobile service providers globally through a direct sales force or strategic third-party reseller partners. Mobile segment revenue is generated from the sale of software and hardware products, professional services and support and is further described in note 2.

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

The following table presents the results of operations for the Company’s segments:

	Revenue for the Three Months Ended June 30, 2015				Gross Margin for the Three Months Ended June 30, 2015
	Premise	Cloud	Mobile	Total	Premise	Cloud	Mobile	Total
Product	$146.8	$11.4	$23.1	$181.3	$83.0	$6.1	$11.9	$101.0
Recurring	47.6	25.3	6.4	79.3	26.9	12.1	2.6	41.6
Services	21.6	0.5	9.6	31.7	8.0	0.3	5.7	14.0

	216.0	37.2	39.1	292.3	117.9	18.5	20.2	156.6
Purchase accounting adjustments	(0.8)	—	(14.6)	(15.4)	(0.8)	—	(6.1)	(6.9)

	$215.2	$37.2	$24.5	$276.9	$117.1	$18.5	$14.1	$149.7

	Revenue for the Three Months Ended June 30, 2014				Gross Margin for the Three Months Ended June 30, 2014
	Premise	Cloud	Mobile	Total	Premise	Cloud	Mobile	Total
Product	$189.9	$6.2	$—	$196.1	$107.4	$3.6	$—	$111.0
Recurring	50.8	20.9	—	71.7	24.8	10.1	—	34.9
Services	23.6	0.3	—	23.9	8.8	0.1	—	8.9

	264.3	27.4	—	291.7	141.0	13.8	—	154.8
Purchase accounting adjustments	(3.0)	0	—	(3.0)	(3.0)	—	—	(3.0)

	$261.3	$27.4	$—	$288.7	$138.0	$13.8	$—	$151.8

	Revenue for the Six Months Ended June 30, 2015				Gross Margin for the Six Months Ended June 30, 2015
	Premise	Cloud	Mobile	Total	Premise	Cloud	Mobile	Total
Product	$292.1	$22.0	$23.1	$337.2	$164.1	$11.7	$11.9	$187.7
Recurring	96.2	48.6	6.4	151.2	53.8	23.1	2.6	79.5
Services	42.0	1.2	9.6	52.8	14.2	0.7	5.7	20.6

	430.3	71.8	39.1	541.2	232.1	35.5	20.2	287.8
Purchase accounting adjustments	(1.6)	—	(14.6)	(16.2)	(1.6)	—	(6.1)	(7.7)

	$428.7	$71.8	$24.5	$525.0	$230.5	$35.5	$14.1	$280.1

	Revenue for the Six Months Ended June 30, 2014				Gross Margin for the Six Months Ended June 30, 2014
	Premise	Cloud	Mobile	Total	Premise	Cloud	Mobile	Total
Product	$344.8	$12.9	$—	$357.7	$197.8	$6.9	$—	$204.7
Recurring	91.9	40.0	—	131.9	46.8	19.4	—	66.2
Services	46.0	0.4	—	46.4	15.9	0.2	—	16.1

	482.7	53.3	—	536.0	260.5	26.5	—	287.0
Purchase accounting adjustments	(5.8)	—	—	(5.8)	(5.8)	—	—	(5.8)

	$476.9	$53.3	$—	$530.2	$254.7	$26.5	$—	$281.2

Geographic information

The Company reports revenues by geographic location as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa; and

•	Asia-Pacific, consisting of the continent of Asia and the Pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following geographic locations based on location of the customers.

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Canada	$8.9	$9.8	$18.9	$20.0
United States	115.5	105.2	216.9	210.0
Rest of Americas	3.0	6.6	7.2	10.9

Americas	127.4	121.6	243.0	240.9

Germany	27.6	35.4	53.5	58.1
U.K.	24.6	31.1	51.2	62.4
Rest of EMEA	75.0	90.0	148.9	151.0

EMEA	127.2	156.5	253.6	271.5

Asia-Pacific	22.3	10.6	28.4	17.8

	$276.9	$288.7	$525.0	$530.2

18. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$(39.8)	$(2.8)	$(3.3)	$(5.4)
Inventories	(6.2)	4.2	(13.4)	12.0
Other current assets	2.3	(1.4)	7.5	3.0
Other non-current assets	0.4	(0.2)	3.8	0.6
Accounts payable and accrued liabilities	11.6	8.2	(30.3)	6.7
Deferred revenue	15.3	3.8	17.5	10.0
Other non-current liabilities	3.6	(1.9)	1.9	(2.4)
Change in pension liability	(0.1)	(2.3)	(0.8)	(3.3)

	$(12.9)	$7.6	$(17.1)	$21.2

Other items:
Interest payments	$1.4	$4.8	$8.3	$9.1
Income tax payments	$3.5	$6.7	$5.1	$10.9
Property and equipment additions financed through capital lease	$0.3	$1.5	$1.8	$2.7

Cash and cash equivalents at June 30, 2015 consisted of cash of $75.1 (December 31, 2014—$110.0) and cash equivalents of $0.9 (December 31, 2014—$1.3).

In addition, in April 2015, the Company acquired Mavenir for cash and share consideration, as disclosed in note 3.

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

Fair value hedging

At June 30, 2015, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to sell Swiss francs, Australian dollars and U.S. dollars and to buy Euros and Swedish kronor at a fixed rate on a total notional amount of approximately $23.0 U.S. dollars. At June 30, 2015, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.3.

The Company did not have any forward contracts used for fair value hedging outstanding at December 31, 2014.

Cash flow hedging

The Company did not have any forward contracts used for cash flow hedging outstanding at June 30, 2015.

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

20. OTHER INCOME

Other income for the three and six months ended June 30, 2015 includes a foreign exchange gain of $4.7 and $19.4, respectively (three and six months ended June 30, 2014 – foreign exchange gain of $1.3 and $1.0). The foreign exchange gains in 2015 related primarily to intercompany balances and were offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no significant net economic effect to the Company.

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

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made certain assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed elsewhere in this Report, including the referenced risk factor sections in Exhibits 99.1 and 99.2 of this Report, and those in our Annual Report.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Please refer to the section entitled “Risk Factors” included in Part II, Item 1A of this Report for a further discussion of risk and uncertainties affecting our business and financial results.

Overview

Mitel is a global provider of business communications and collaboration software and services. Our communications solutions meet the needs of customers in over 100 countries. We operate as three business units: Premise, Cloud and Mobile (which contains the operations of Mavenir from the date of acquisition of April 29, 2015).

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

Mobile

The Mobile segment sells and supports software-based telecommunications networking solutions that enable mobile service providers to deliver IP-based voice, video, rich communications and enhanced messaging services to their subscribers. The solutions deliver Rich Communication Services (“RCS”), which enable enhanced mobile communications, such as group text messaging, multi-party voice or video calling and live video streaming as well as the exchange of files or images, over existing 2G and 3G networks and next generation 4G Long Term Evolution (“LTE”) networks. The solutions can also deliver voice services over LTE technology and wireless networks, known respectively as Voice over LTE (“VoLTE”) and Voice over Wi-Fi. The Mobile segment sells solutions primarily to wireless mobile service providers globally through a direct sales force or strategic third-party reseller partners. Mobile segment revenue is generated from the sale of software and hardware products, professional services and support and is further described in note 2 to the Interim Financial Statements.

Significant Events and Recent Developments:

Acquisition of Tiger — June 2015

On June 1, 2015, we completed the acquisition of TigerTMS Ltd. (“Tiger”) for total consideration of $10.1 million. Tiger is a global provider of software, cloud and applications-based solutions for the hospitality industry. Tiger’s revenues were approximately $10.0 million for the year ended December 31, 2014, and were primarily generated in Europe, the Middle East and the United States. Mitel’s financial results include the results of Tiger from the date of acquisition.

Acquisition of Mavenir and refinancing of credit agreement — April 2015

On April 29, 2015, we completed our exchange offer to acquire all of the outstanding shares of common stock of Mavenir. The aggregate consideration paid by us in connection with the acquisition of Mavenir was $545.3 million, which includes $353.3 million of cash and 19.7 million Mitel common shares valued at $189.2 million. In conjunction with the acquisition we refinanced our January 2014 Credit Facilities. The new credit facilities consist of a $660.0 million term loan and a $50.0 million revolving facility (the “April 2015 Credit Facilities”). Proceeds of $653.4 million (net of original discount of $6.6 million), along with cash on hand, were used to repay the remaining $279.1 million principal outstanding under the January 2014 Credit Facilities, to repay the remaining $26.9 million principal outstanding under Mavenir’s credit facilities, for the cash consideration paid for the acquisition of Mavenir, as well as accrued interest, fees and expenses paid in connection with the refinancing and the acquisition of Mavenir. Mitel’s financial results include the results of Mavenir from the date of acquisition. Further details of the acquisition are included in note 3 to the Interim Financial Statements.

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

Operating Results

Total revenue for the three months ended June 30, 2015 was $276.9 million compared to $288.7 million for the three months ended June 30, 2014. The revenues for the three months ended June 30, 2015 include $24.5 million related to the inclusion of revenues from the Mavenir business, which was acquired on April 29, 2015. Excluding the results of Mavenir, revenue decreased by $36.3 million to $252.4 million primarily due to changes in foreign exchange rates due to the strengthening of the U.S. dollar, partially offset by continued growth in the cloud segment. Our operating loss for the three months ended June 30, 2015 was $9.8 million compared to operating income of $3.2 million for the three months ended June 30, 2014. The operating loss was largely driven by higher special charges and restructuring costs and higher amortization of intangible assets due to the acquisition of Mavenir. Excluding Mavenir, lower revenues driven primarily by foreign exchange, as discussed above, were offset by stronger gross margin percentage, lower selling, general and administration costs and research and development costs driven by cost savings from restructuring actions as well as changes in foreign exchange rates.

Comparability of Periods

Our functional currency is the U.S. dollar and our consolidated financial statements are prepared with U.S. dollar reporting currency using the current rate method. Assets and liabilities of subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet date while revenue and expense items are translated at the monthly average exchange rates for the relevant period. The resulting unrealized gains and losses have been included as part of the cumulative foreign currency translation adjustment which is reported as other comprehensive income (loss).

The results of operations from acquisitions are included in our results from operations from the date of acquisition. For a summary of combined results of Mavenir and Mitel, for 2014 and 2015 prior to the acquisition, see our Current Report on Form 8-K filed concurrently with this Quarterly Report on August 6, 2015. In addition, we have incurred various costs related to acquisitions and the integration of those acquisitions, which have been recorded in special charges and restructuring costs.

Changes in foreign exchange rates and the results of operations from acquisitions can have a significant impact on our results of operations and financial position, which may make the comparability of periods complex. Through 2014 and into 2015, most global currencies weakened against the U.S. dollar. In particular, for the three and six months ended June 30, 2015 when compared to the three and six months ended June 30, 2014, the British Pound sterling was 9.2% and 8.2% weaker, respectively and the Euro was 20.6% and 18.0% weaker, respectively.

Selected Consolidated Financial Data

The following tables set forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three months ended June 30,				Change *
	2015		2014
	Amounts	% of Revenue	Amounts	% of Revenue	Amounts
	(in millions, except percentages and per share amounts)
Revenues	$276.9		$288.7		$(11.8)
Cost of revenues	127.2	45.9%	136.9	47.4%	(9.7)

Gross margin	149.7	54.1%	151.8	52.6%	(2.1)

Expenses:
Selling, general and administrative	91.8	33.2%	91.8	31.8%	—
Research and development	34.0	12.3%	31.9	11.0%	2.1
Special charges and restructuring costs	14.3	5.2%	10.9	3.8%	3.4
Amortization of acquisition-related intangible assets	19.4	7.0%	14.0	4.8%	5.4

	159.5	57.6%	148.6	51.5%	10.9

Operating income (loss)	(9.8)	(3.5)%	3.2	1.1%	(13.0)
Interest expense	(7.8)	(2.8)%	(5.5)	(1.9)%	(2.3)
Debt retirement costs	(8.4)	(3.0)%	(0.8)	(0.3)%	(7.6)
Other income	5.1	1.8%	1.7	0.6%	3.4

Loss from operations, before income taxes	(20.9)	(7.5)%	(1.4)	(0.5)%	(19.5)
Income tax recovery	9.3	3.4%	2.2	0.8%	7.1

Net income (loss)	$(11.6)	(4.2)%	$0.8	0.3%	$(12.4)

Adjusted EBITDA, a non-GAAP measure	$40.6	14.7%	$38.8	13.4%	$1.8

Net income (loss) per common share
Basic	$(0.10)		$0.01
Diluted	$(0.10)		$0.01
Weighted-average number of common shares outstanding
Basic	113.7		99.1
Diluted	113.7		103.7

*	The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisition of Mavenir on April 29, 2015.

	Six months ended June 30,				Change *
	2015		2014
	Amounts	% of Revenue	Amounts	% of Revenue	Amounts
	(in millions, except percentages and per share amounts)
Revenues	$525.0		$530.2		$(5.2)
Cost of revenues	244.9	46.6%	249.0	47.0%	(4.1)

Gross margin	280.1	53.4%	281.2	53.0%	(1.1)

Expenses:
Selling, general and administrative	173.4	33.0%	168.7	31.8%	4.7
Research and development	60.9	11.6%	58.2	11.0%	2.7
Special charges and restructuring costs	27.3	5.2%	24.1	4.5%	3.2
Amortization of acquisition-related intangible assets	33.5	6.4%	25.3	4.8%	8.2

	295.1	56.2%	276.3	52.1%	18.8

Operating income (loss)	(15.0)	(2.9)%	4.9	0.9%	(19.9)
Interest expense	(12.4)	(2.4)%	(11.4)	(2.2)%	(1.0)
Debt retirement costs	(9.1)	(1.7)%	(15.5)	(2.9)%	6.4
Other income	20.5	3.9%	1.8	0.3%	18.7

Loss from operations, before income taxes	(16.0)	(3.0)%	(20.2)	(3.8)%	4.2
Income tax recovery	9.7	1.8%	7.4	1.4%	2.3

Net loss	$(6.3)	(1.2)%	(12.8)	(2.4)%	$6.5

Adjusted EBITDA, a non-GAAP measure	$71.0	13.5%	$74.4	14.0%	$(3.4)

Net income (loss) per common share
Basic	$(0.06)		$(0.14)
Diluted	$(0.06)		$(0.14)
Weighted-average number of common shares outstanding
Basic	107.0		91.4
Diluted	107.0		91.4

*	The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisitions of Mavenir on April 29, 2015 and Aastra on January 31, 2014.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(in millions)
Net income (loss)	$(11.6)	$0.8	$(6.3)	$(12.8)
Adjustments:
Interest expense	7.8	5.5	12.4	11.4
Income tax expense (recovery)	(9.3)	(2.2)	(9.7)	(7.4)
Amortization and depreciation	25.5	19.6	44.8	35.8
Foreign exchange loss (gain)	(4.7)	(1.3)	(19.4)	(1.0)
Special charges and restructuring costs	14.3	10.9	27.3	24.1
Stock-based compensation	3.3	1.7	5.1	3.0
Debt retirement costs	8.4	0.8	9.1	15.5
Purchase accounting adjustments(1)	6.9	3.0	7.7	5.8

Adjusted EBITDA	$40.6	$38.8	$71.0	$74.4

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s reported GAAP revenue and cost of sales in the reporting periods following the acquisition. In order to provide investors with financial information that facilitates comparison of results, the Company provides non-GAAP financial measures which exclude the impact of the purchase accounting adjustments. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to compare reports of financial results of the Company as the revenue reductions and adjustments to cost of sales related to acquired contracts and deferred revenue will not recur when similar sales contracts and software maintenance and service contracts are recorded in future periods.

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

Results of Operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended June 30,				Change
	2015		2014
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Premise segment – product	$146.8	53.0%	$189.9	65.8%	$(43.1)	(22.7)
Premise segment – recurring	47.6	17.2%	50.8	17.6%	(3.2)	(6.3)
Premise segment – service	21.6	7.8%	23.6	8.2%	(2.0)	(8.5)
Cloud segment – product	11.4	4.1%	6.2	2.1%	5.2	83.9
Cloud segment – recurring	25.3	9.2%	20.9	7.2%	4.4	21.1
Cloud segment – service	0.5	0.2%	0.3	0.1%	0.2	*
Mobile segment – product	23.1	8.3%	—	—	23.1	*
Mobile segment – recurring	6.4	2.3%	—	—	6.4	*
Mobile segment – service	9.6	3.5%	—	—	9.6	*

	292.3	105.6%	291.7	101.0%	0.6	0.2
Premise segment – purchase accounting adjustments	(0.8)	(0.3)%	(3.0)	(1.0)%	2.2	*
Mobile segment – purchase accounting adjustments	(14.6)	(5.3)%	—	—	(14.6)	*

	$276.9	100.0%	$288.7	100.0%	$(11.8)	(4.1)

*	The comparison is not meaningful.

	Six months ended June 30,				Change
	2015		2014
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Premise segment – product	$292.1	55.6%	$344.8	65.0%	$(52.7)	(15.3)
Premise segment – recurring	96.2	18.3%	91.9	17.3%	4.3	4.7
Premise segment – service	42.0	8.0%	46.0	8.7%	(4.0)	(8.7)
Cloud segment – product	22.0	4.2%	12.9	2.4%	9.1	70.5
Cloud segment – recurring	48.6	9.3%	40.0	7.5%	8.6	21.5
Cloud segment – service	1.2	0.2%	0.4	0.1%	0.8	*
Mobile segment – product	23.1	4.4%	—	—	23.1	*
Mobile segment – recurring	6.4	1.2%	—	—	6.4	*
Mobile segment – service	9.6	1.8%	—	—	9.6	*

	541.2	103.1%	536.0	101.1%	5.2	1.0
Premise segment – purchase accounting adjustments	(1.6)	(0.3)%	(5.8)	(1.1)%	4.2	*
Mobile segment – purchase accounting adjustments	(14.6)	(2.8)%	—	—	(14.6)	*

	$525.0	100.0%	$530.2	100.0%	$(5.2)	(1.0)

*	The comparison is not meaningful.

Revenues, excluding the effect of purchase accounting, increased in the second quarter of 2015 primarily as the result of the acquisition of Mavenir on April 29, 2015. Revenues increased in the first six months of 2015 primarily as the result of the Mavenir acquisition as well as having a full six months of revenues from the acquisition of Aastra on January 31, 2014. For discussion and analysis purposes, results for the six months ended June 30, 2014 referred to below include the results of operations of Aastra for January 2014.

Excluding the results of Mavenir (the Mobile segment) and the effect of purchase accounting, our revenues for the three months ended June 30, 2015 were $253.2 million, a decrease of $38.5 million or 13.2%. The decrease in revenues was largely due to a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the Euro and British pound sterling were weaker against the U.S. dollar by an average of 20.6% and 9.2%, respectively in the second quarter of 2015 when compared to the second quarter of 2014. We estimate that the change in foreign exchange rates accounted for an absolute 9.6% of the 13.2% decrease in revenues.

Excluding the results of Mavenir and the effect of purchase accounting, our revenues for the six months ended June 30, 2015 were $502.1 million, a decrease of $70.9 million or 12.4% when compared to the pro-forma results for the six months ended June 30, 2014. The decrease in revenues was largely due to a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the Euro and British pound sterling were weaker against the U.S. dollar by an average of 18.0% and 8.2%, respectively in the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. We estimate that the change in foreign exchange rates accounted for an absolute 8.6% of the 12.4% decrease in revenues.

Premise Segment

When compared to the second quarter of 2014, Premise segment product revenues decreased by $43.1 million, or 22.7%, to $146.8 million primarily as a result of the unfavorable impact of foreign exchange rates and customers migrating to a cloud recurring model. For the six month period ended June 30, 2015, Premise segment product revenues decreased by $79.3 million, or 21.4%, to $292.1 million when compared to the six months ended June 30, 2014, including the results of Aastra for January 2014.

When compared to the second quarter of 2014, Premise segment recurring revenues decreased by $3.2 million, or 6.3%, to $47.6 million and premise segment service revenues decreased by $2.0 million, or 8.5%, to $21.6 million. The decrease in premise segment service revenues was primarily due to the unfavorable effects of changes in foreign currency exchange rates.

For the six months ended June 30, 2015, Premise segment recurring revenues decreased by $1.9 million, or 1.9%, to $96.2 million when compared to the six months ended June 30, 2014 including the results of Aastra for January 2014 and Premise segment service revenues decreased by $6.5 million, or 13.4%, to $42.0 million generally driven by the unfavorable effects of changes in foreign currency exchange rates.

Premise segment purchase accounting adjustments relate to purchase accounting for deferred revenue. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. Although this purchase accounting adjustment has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following an acquisition.

Cloud segment

When compared to the second quarter of 2014, Cloud segment product revenues increased by $5.2 million to $11.4 million and Cloud segment recurring revenues increased by $4.4 million to $25.3 million. For the six month period ended June 30, 2015, Cloud segment product revenues increased by $9.1 million to $22.0 million and Cloud segment recurring revenues increased by $8.6 million to $48.6 million. The increased revenue in 2015 generally resulted from both new and existing customers transitioning to the cloud.

Mobile segment

Mobile segment revenues, excluding purchase accounting adjustments were $39.1 million for the three and six months ended June 30, 2015 and consist of revenues from Mavenir from the date of acquisition of April 29, 2015.

Mobile segment purchase accounting adjustments relate to purchase accounting for deferred revenue, as discussed under the Premise segment above, and the valuation of in-progress contracts. As a result of purchase accounting for in-progress contracts, Mitel only records revenue for the value of work performed subsequent to the acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel. As these contracts were recorded on a completed contract basis by Mavenir prior to the acquisition, no revenue was recognized for these contracts by Mavenir prior to the acquisition. The purchase accounting adjustment reflects the revenue that would have otherwise been recognized had the contract been completed by Mitel since inception.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended June 30,				Change
	2015		2014
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment – product	$83.0	56.5%	$107.4	56.6%	$(24.4)	(0.1)
Premise segment – recurring	26.9	56.5%	24.8	48.8%	2.1	7.7
Premise segment – service	8.0	37.0%	8.8	37.3%	(0.8)	(0.3)
Cloud segment – product	6.1	53.5%	3.6	58.1%	2.5	(4.6)
Cloud segment – recurring	12.1	47.8%	10.1	48.3%	2.0	(0.5)
Cloud segment – service	0.3	60.0%	0.1	33.3%	0.2	*
Mobile segment – product	11.9	51.5%	—	—	11.9	*
Mobile segment – recurring	2.6	40.6%	—	—	2.6	*
Mobile segment – service	5.7	59.4%	—	—	5.7	*

	156.6	53.6%	154.8	53.1%	1.8	0.5
Premise segment – purchase accounting adjustments	(0.8)	*	(3.0)	*	2.2	*
Mobile segment – purchase accounting adjustments	(6.1)	*	—	*	(6.1)	*

	$149.7	54.1%	$151.8	52.6%	$(2.1)	1.5

*	The comparison is not meaningful.

	Six months ended June 30,				Change
	2015		2014
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment – product	$164.1	56.2%	$197.8	57.4%	$(33.7)	(1.2)
Premise segment – recurring	53.8	55.9%	46.8	50.9%	7.0	5.0
Premise segment – service	14.2	33.8%	15.9	34.6%	(1.7)	(0.8)
Cloud segment – product	11.7	53.2%	6.9	53.5%	4.8	(0.3)
Cloud segment – recurring	23.1	47.5%	19.4	48.5%	3.7	(1.0)
Cloud segment – service	0.7	58.3%	0.2	50.0%	0.5	*
Mobile segment – product	11.9	51.5%	—	—	11.9	*
Mobile segment – recurring	2.6	40.6%	—	—	2.6	*
Mobile segment – service	5.7	59.4%	—	—	5.7	*

	Six months ended June 30,				Change
	2015		2014
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
	287.8	53.2%	287.0	53.5%	0.8	(0.3)
Premise segment – purchase accounting adjustments	(1.6)	*	(5.8)	*	4.2	*
Mobile segment – purchase accounting adjustments	(6.1)	*	—	*	(6.1)	*

	$280.1	53.4%	$281.2	53.0%	$(1.1)	0.4

*	The comparison is not meaningful.

For the three months ended June 30, 2015, Premise segment product gross margin percentage decreased by an absolute 0.1% to 56.5% compared to 56.6% for the three months ended June 30, 2014. For the three months ended June 30, 2015, Premise segment service gross margin percentage decreased by an absolute 0.3% to 37.0% compared to 37.3% for the three months ended June 30, 2014. The decreases are primarily as a result of unfavorable foreign exchange rates (as a lower percentage of cost of sales is denominated in Euros and British pound sterling when compared to the percentage of revenues denominated in those currencies), which offset realized synergies relating to the acquisition of Aastra. For the three months ended June 30, 2015, Premise segment recurring gross margin percentage increased by an absolute 7.7% to 56.5% compared to 48.8% for the three months ended June 30, 2014 due to growth in software maintenance revenue, which generates a higher gross margin percentage.

Overall Cloud segment gross margin percentage remained relatively consistent for the second quarter of 2015.

Mobile segment gross margin of $20.2 million consists of the gross margin of Mavenir from the date of acquisition of April 29, 2015.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 33.2% of revenues for the three months ended June 30, 2015 from 31.8% for the three months ended June 30, 2014, consistent in absolute dollars. SG&A expenses increased to 33.0% of revenues for the six months ended June 30, 2015 from 31.8% for the six months ended June 30, 2014, an increase of $4.7 million in absolute dollars. The increases in SG&A expenses in absolute dollars are primarily due to the acquisitions of Mavenir in April 2015 and Aastra in January 2014. Our SG&A expenses for the three and six months ended June 30, 2015 included $3.3 million and $5.1 million, respectively (three and six months ended June 30, 2014—$1.7 million and $3.0 million, respectively) of non-cash stock-based compensation expense.

Excluding the results of Mavenir, SG&A expenses decreased to $83.6 million, or 33.1% of revenues for the three months ended June 30, 2015 from $91.8 million, or 31.8% of revenues for the three months ended June 30, 2014, a decrease of $8.2 million in absolute dollars. The decrease was primarily due to realized synergies from the integration of Aastra as well as the effect of foreign exchange rates.

Excluding the results of Mavenir, SG&A expenses were $165.2 million, or 33.0% of revenues for the six months ended June 30, 2015. For the six months ended June 30, 2014, on a pro-forma basis, which includes the results of Aastra for January 2014, SG&A expenses were $182.4 million, or 32.2% of revenues. SG&A expenses decreased in absolute dollars for the first six months of 2015 primarily due to realized synergies from the integration of Aastra as well as the effect of foreign exchange rates.

Research and Development (“R&D”)

R&D expenses for the three months ended June 30, 2015 increased to 12.3% of revenues compared to 11.0% of revenues for the three months ended June 30, 2014, an increase of $2.1 million in absolute dollars. R&D expenses for the six months ended June 30, 2015 increased to 11.6% of revenues compared to 11.0% of revenues for the six months ended June 30, 2014, an increase of $2.7 million in absolute dollars. The increases in R&D expenses in absolute dollars are primarily due to the acquisitions of Mavenir in April 2015 and Aastra in January 2014.

Excluding the results of Mavenir, R&D expenses decreased to $26.3 million, or 10.4% of revenues for the three months ended June 30, 2015 from $31.9 million, or 11.0% of revenues for the three months ended June 30, 2014, a decrease of $5.6 million in absolute dollars. The decrease was primarily due to realized synergies from the integration of Aastra as well as the effect of foreign exchange rates.

Excluding the results of Mavenir, R&D expenses were $53.2 million, or 10.6% of revenues for the six months ended June 30, 2015. For the six months ended June 30, 2014, on a pro-forma basis, which includes the results of Aastra for January 2014, R&D expenses were $63.8 million, or 11.3% of revenues. R&D expenses decreased in the first six months of 2015 primarily due to realized synergies from the integration of Aastra as well as the effect of foreign exchange rates.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $14.3 million in the three months ended June 30, 2015. The costs consisted of $3.3 million of employee-related charges, $0.3 million of facility-related charges, $4.0 million of integration-related charges as well as $6.7 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 35 people. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra and Mavenir. Acquisition-related charges consisted primarily of legal and advisory fees incurred to acquire Mavenir in April 2015.

We recorded special charges and restructuring costs of $13.0 million in the three months ended March 31, 2015. The costs consisted of $1.4 million of employee-related charges, $5.9 million of integration-related charges as well as $5.7 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 10 people. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra. Acquisition-related charges consisted primarily of legal and advisory fees incurred to acquire Mavenir in April 2015.

We recorded special charges and restructuring costs of $10.9 million in the three months ended June 30, 2014. The costs consisted of $3.9 million of employee-related charges, $2.8 million of facility-related charges and $4.2 million of integration-related charges. The employee-related charges consisted of headcount reductions of approximately 50 people and related costs, primarily in North America and Europe. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges include professional fees and incidental costs relating to the integration of the Aastra business.

We recorded special charges and restructuring costs of $13.2 million in the three months ended March 31, 2014, primarily relating to the acquisition and integration of Aastra. The costs consisted of $2.2 million of employee-related charges, $1.1 million of facility-related charges, $4.9 million of integration-related charges as well as $5.0 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 50 people, primarily in North America. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the Aastra acquisition in January 2014.

We may take additional restructuring actions in the future to reduce our operating expenses and gain operating efficiencies. The timing and potential amount of such actions will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Amortization of acquisition-related intangible assets

In the three and six months ended June 30, 2015, amortization of acquisition-related intangible assets increased to $19.4 million and $33.5 million, respectively, when compared to the 2014 periods. The increase is due primarily to the acquisition of Mavenir on April 29, 2015.

Operating Income (Loss)

We reported an operating loss of $9.8 million and $15.0 million, respectively, for the three and six months ended June 30, 2015 compared to operating income for the three and six months ended June 30, 2014 of $3.2 million and $4.9 million, respectively. The operating losses were largely driven by higher special charges and restructuring costs and higher amortization of intangible assets due to the acquisition of Mavenir. Excluding Mavenir, lower revenues driven primarily by foreign exchange, as discussed above, were offset by stronger gross margin percentage, lower selling, general and administration costs and research and development costs driven by cost savings from restructuring actions as well as changes in foreign exchange rates.

Non-Operating Expenses

Interest Expense

Interest expense for the three months ended June 30, 2015 increased to $7.8 million from $5.5 million for the three months ended June 30, 2014 due to higher debt levels as the result of the acquisition of Mavenir on April 29, 2015, as described under “Significant Events and Recent Developments”, above. Interest expense increased for the six months ended June 30, 2015 to $12.4 million from $11.4 million for the six months ended June 30, 2014 as higher debt levels as the result of the acquisition of Mavenir on April 29, 2015 were partially offset by lower debt levels prior to April 29, 2015 due to debt repayments made during 2014 and the first quarter of 2015, as described under “Significant Events and Recent Developments”, above.

Debt retirement costs

For the second quarter of 2015, we recorded debt retirement costs of $8.4 million relating to a write-off of the unamortized debt issue costs and unamortized original issue discount as a result of the repayment of our prior credit facilities in April 2015.

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

Other income

For the three and six months ended June 30, 2015, we recorded other income of $5.1 million and $20.5 million, respectively compared to $1.7 million and $1.8 million, respectively for the three and six months ended June 30, 2014. The other income in the three and six months ended June 30, 2015 was primarily driven by foreign exchange gains of $4.7 million and $19.4 million, respectively. The foreign exchange gains related to intercompany balances and were fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

Income tax expense

For the three months ended June 30, 2015, we recorded a net income tax recovery of $9.3 million compared to a recovery of $2.2 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, we recorded a net income tax recovery of $9.7 million compared to a recovery of $7.4 million for the six months ended June 30, 2014. The income tax recoveries for the three and six months ended June 30, 2015 were primarily driven by the expected effective tax rate for the year. The income tax recoveries for the three and six months ended June 30, 2014 were primarily due to a tax recovery on certain non-recurring items primarily related to the Aastra acquisition.

Net Income (Loss)

Our net loss for the second quarter of 2015 was $11.6 million compared to net income of $0.8 million in the second quarter of 2014. The net loss was primarily due to debt retirement costs and the operating loss, partially offset by a higher tax recovery, as described above.

Our net loss for the six months ended June 30, 2015 was $6.3 million compared to a net loss of $12.8 million for the six months ended June 30, 2014. The lower net loss was primarily due to higher other income and lower debt retirement costs, which were partially offset by the operating loss, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss for the three months ended June 30, 2015 includes income of $11.2 million related to the pension liability adjustments. Other comprehensive loss for the six months ended June 30, 2015 includes a loss of $14.4 million related to the pension liability adjustments. At June 30, 2015 and March 31, 2015, the pension valuation from December 31, 2014 for our U.K. and Switzerland pension plans were updated for actual investment performance and certain changes in assumptions. The decrease in pension liability and corresponding other comprehensive income for the three months ended June 30, 2015 were primarily due to a decrease in the accrued benefit obligation from an increase in the discount rates. The increase in pension liability and corresponding other comprehensive loss for the six months ended June 30, 2015 was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rates. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Other comprehensive loss of $12.0 million for the three months ended June 30, 2014 and $17.6 million for six months ended June 30, 2014 was primarily due to pension liability adjustments for the U.K. pension plan. The U.K. pension plan was updated at March 31, 2014 and June 30, 2014 for actual investment performance and certain changes in assumptions. The increase in pension liability and corresponding other comprehensive loss in the first quarter and second quarter was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rate from 4.7% at December 31, 2013 to 4.6% at March 31, 2014 to 4.4% at June 30, 2014. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $40.6 million in the second quarter of 2015 compared to $38.8 million in the second quarter of 2014, an increase of $1.8 million. Excluding the results of Mavenir, Adjusted EBITDA for the three months ended June 30, 2015 decreased to $35.4 million primarily due to foreign exchange, which was partially offset by savings from restructuring and integration activities.

Adjusted EBITDA, a non-GAAP measure, was $71.0 million for the first six months of 2015 compared to $74.4 million for the first six months of 2014, a decrease of $3.4 million. On a pro-forma basis, which includes the results of Aastra for January 2014, Adjusted EBITDA for the first six months of 2014 was $71.6 million compared to Adjusted EBITDA of $65.8 million for the six months ended June 30, 2015, excluding the results of Mavenir. The decrease in Adjusted EBITDA was driven by the same factors as for the three-month periods.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three and six months ended June 30, 2015 and June 30, 2014.

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2015	2014		2015	2014
		(in millions)
Net cash provided by (used in)
Operating activities	$(1.9)	$25.8	$(27.7)	$19.2	$52.6	$(33.4)
Investing activities	(349.9)	(4.3)	(345.6)	(351.0)	(13.7)	(337.3)
Financing activities	325.3	(23.9)	349.2	299.0	53.5	245.5
Effect of exchange rate changes on cash and cash equivalents	1.7	0.6	1.1	(2.5)	1.6	(4.1)

Increase (decrease) in cash and cash equivalents	$(24.8)	$(1.8)	$(23.0)	$(35.3)	$94.0	$(129.3)

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities in the second quarter of 2015 was $1.9 million compared to $25.8 million of cash provided by operations in the second quarter of 2014. The decrease in cash provided by operating activities was primarily due to unfavorable changes in non-cash operating assets and liabilities in the second quarter of 2015 compared to the second quarter of 2014, as well as lower operating results.

Net cash generated from operating activities in the first six months of 2015 was $19.2 million compared to $52.6 million in the first six months of 2014. The decrease in cash provided by operating activities was primarily due to unfavorable changes in non-cash operating assets and liabilities in the second quarter of 2015 compared to the second quarter of 2014, as well as lower operating results.

Cash Used in Investing Activities

Net cash used for investing activities was $349.9 million in the second quarter of 2015 compared to $4.3 million in the second quarter of 2014. The cash used in investing activities for the second quarter of 2015 consists of $343.2 million for the April 2015 acquisition of Mavenir (cash paid of $353.3 million, net of cash acquired of $10.1 million) and the June 2015 acquisition of Tiger (cash paid of $1.8 million net of cash acquired of $1.3 million) as well as additions to property, plant and equipment of $6.2 million. The cash used for investing for the second quarter of 2014 consists of additions to property, plant and equipment.

Net cash used for investing activities was $351.0 million for the six months ended June 30, 2015 compared to $13.7 million for the six months ended June 30, 2014. Net cash used in investing for the six months ended June 30, 2015 consists of $343.7 million relating to the acquisitions made in the second quarter of 2015, as described above, as well as additions to property plant and equipment of $7.3 million. The cash used in investing activities for the six months ended June 30, 2014 consists of $6.2 million for acquisitions consisting of $0.6 million for the January 2014 acquisition of Aastra (cash paid of $80.0 million, net of cash acquired of $79.4 million) and $5.6 million for the March 2014 acquisition of Oaisys (cash paid of $5.9 million net of cash acquired of $0.3 million), as well as additions to property plant and equipment of $7.5 million.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the second quarter of 2015 was $325.3 million compared to cash used in financing activities of $23.9 million in the second quarter of 2014. The cash provided by financing activities in the second quarter of 2015 consisted primarily of net proceeds from the April 2015 refinancing. The proceeds from the new credit facility of $653.4 million, were partially offset by repayment of the prior credit facility of $279.1 million as well as fees and costs related to the refinancing. Cash used in financing in the second quarter of 2014 included the $25.0 million voluntary repayment of our term loan made in May 2014.

Net cash provided by financing activities in the first six months of 2015 was $299.0 million compared to cash provided by financing activities of $53.5 million in the first six months of 2014. The cash provided by financing activities in the first six months of 2015 consisted primarily of net proceeds from the April 2015 refinancing, partially offset by a $25.0 million voluntary repayment of our term loan made in February 2015. Cash provided by financing for the six months ended June 30, 2014 consisted primarily of net proceeds from the January 2014 refinancing, partially offset by the $25.0 million voluntary repayment of our term loan made in May 2014. The proceeds from the new credit facility of $353.2 million were partially offset by repayments of the prior credit facilities of $258.5 million as well as fees and costs related to the refinancing of $15.2 million.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $1.7 million during the second quarter of 2015 (second quarter of 2014—$0.6 million increase) and decreased cash by $2.5 million for the first six months of 2015 (first six months of 2014—$1.6 million increase).

Liquidity and Capital Resources

As of June 30, 2015, our liquidity consisted primarily of cash and cash equivalents of $76.0 million and an undrawn $50.0 million revolving facility. At June 30, 2015, we had $660.0 million outstanding under our term loan under our April 2015 Credit Facilities. At December 31, 2014, we had $304.1 million outstanding under our then-existing January 2014 Credit Facilities. The January 2014 Credit Facilities were repaid in April 2015 with a portion of the proceeds from the April 2015 Credit Facilities entered into in conjunction with the acquisition of Mavenir, as described under Significant Events and Recent Developments”, above.

Cash and Cash Equivalents

At June 30, 2015, we had cash of $75.1 million and cash equivalents of $0.9 million (December 31, 2014 – cash of $110.0 million and cash equivalents of $1.3 million). Our cash equivalents generally consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

Credit Facilities

Our April 2015 Credit Facilities consist of a $660.0 million term loan, due in 2022, and an undrawn $50.0 million revolving facility, which matures in 2020. Our prior credit facilities, the January 2014 Credit Facilities, were repaid in April 2015 with a portion of the proceeds from the April 2015 Credit Facilities entered into in conjunction with the acquisition of Mavenir, as described under “Significant Events and Recent Developments”, above. The April 2015 Credit Facilities contain affirmative and negative covenants, as described in note 10 to the Interim Financial Statements.

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability increased to $148.4 million at June 30, 2015 from $136.1 million at December 31, 2014 due primarily to a decrease in the discount rate assumption during the first six months of 2015.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At June 30, 2015, the plan had an unfunded pension liability of $99.5 million (December 31, 2014 — $91.2 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the 2014 calendar year was determined to be $5.0 million (£3.2 million), and increases at an annual rate of 3% for the calendar years 2015 and 2016.

We have unfunded pension obligations related to entities in France and Germany. In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. At June 30, 2015, we had unfunded pension liabilities in France and Germany totaling $22.7 million (December 31, 2014 – $24.2 million).

In addition, we have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At June 30, 2015, a liability of $24.9 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2014 – $18.9 million).

Liquidity

We believe we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on restructuring and integration actions, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, market acceptance of our products and the cost, timing and success of potential acquisitions. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under the existing credit agreements governing our April 2015 Credit Facilities.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2015:

	Payments Due by Year
Contractual Obligations	Last six months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Long-term debt obligations (1)	$19.8	$39.5	$39.1	$38.7	$38.5	$698.6	$874.2
Capital lease obligations (2)	3.0	5.0	3.1	1.2	0.1	—	12.4
Operating lease obligations (3)	13.6	23.1	18.9	14.4	10.2	24.5	104.7
Defined benefit plan contributions (4)	2.6	5.4	—	—	—	—	8.0
Other	1.4	2.0	1.8	1.0	—	—	6.2

Total	$40.4	$75.0	$62.9	$55.3	$48.8	$723.1	$1,005.5

(1)	Represents the principal and interest payments on our term loan outstanding. Interest on our term loan is based on LIBOR plus 4.0% with LIBOR subject to a 1.0% floor. For the purposes of estimating the variable interest, the greater of the average three-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.0%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows as an estimate is not practicable.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on capital lease obligations range from 5.1% to 7.4%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2016 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Annual Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $19.6 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At June 30, 2015, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $51.6 million (December 31, 2014 — $61.7 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Annual Financial Statements included in our Annual Report, with updates to these policies described in note 2 to our Interim Financial Statements. The following critical accounting policies have been updated to reflect results to June 30, 2015:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.0% of the ending aggregate lease portfolio as of June 30, 2015 compared to 3.9% at December 31, 2014. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of June 30, 2015. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of June 30, 2015 and December 31, 2014, the provision represented 5.1% and 5.3% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first six months of 2015 are included in note 13 to the Interim Financial Statements.

For the three and six months ended June 30, 2015, stock-based compensation expense was $3.3 million and $5.1 million, respectively (three and six months ended June 30, 2014—$1.7 million and $3.0 million, respectively). As of June 30, 2015, there was $39.2 million of unrecognized stock-based compensation expense (December 31, 2014—$12.7 million). We expect this cost to be recognized over a weighted average period of 2.8 years (December 31, 2014—3.1 years).

Recent Accounting Pronouncements

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU adds a Revenue from Contracts with Customers subtopic to the FASB ASC and supersedes most current revenue recognition guidance, including industry-specific guidance. The amendment becomes effective for the Company in the first quarter of 2017. In July 2015, the FASB affirmed its proposal to defer the effective date of the proposal by one year, but to allow entities to early adopt, but not before the original effective date. The FASB expects to issue an ASU formally amending the effective date by the end of the third quarter of 2015. We are currently evaluating the effect that the adoption of this ASU will have on our consolidated financial statements.

Classification of debt issue costs

In April 2015, the FASB issued ASU 2015-03 to require debt issue costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted this amendment in the second quarter of 2015. The adoption resulted in $7.0 million of debt issue costs at December 31, 2014 being reclassified from other non-current assets to a direct deduction from the carrying amount of long-term debt. In addition, debt issue costs relating to the April 2015 refinancing have been recorded as a direct deduction from the carrying amount of long-term debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended June 30, 2015, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

The acquisition of Mavenir on April 29, 2015, represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting which was completed as of December 31, 2014. Tangible assets of approximately $135.5 million related to the Mavenir business were included in

Mitel’s consolidated balance sheet at June 30, 2015 and total revenues of approximately $24.5 million and a net loss of approximately $7.9 million were included in the consolidated statement of operations for the three and six months ended June 30, 2015 (representing operations of the Mavenir business from the acquisition date of April 29, 2015). The Mavenir business utilizes separate information and accounting systems and processes. Prior to the acquisition, Mavenir was identified as an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, it was subject to certain reduced public company reporting requirements, including an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. The Company intends to extend its Sarbanes-Oxley Section 404 compliance program to include the Mavenir business. However, the Company does not anticipate completing an evaluation and review of Mavenir’s internal control over financial reporting by December 31, 2015, the date of management’s next assessment of the Company’s internal control over financial reporting (the “2015 Assessment”). Accordingly, management anticipates excluding the Mavenir business from the 2015 Assessment.

Prior to being acquired by Mitel, Mavenir disclosed the following material weakness in their 2014 Annual Report on Form 10-K that the Company believes may still be applicable to the Company’s reported results for the Mobile segment:

Mavenir management concluded that the Mavenir control environment was ineffective in ensuring that the design and execution of controls consistently resulted in effective and timely review of their financial statements and supervision by appropriate individuals. In particular, the period-end closing calendar did not allow proper time for management and its oversight committees to properly review SEC filings, there were ineffective controls over the timely preparation, review and approval of all financial statement account reconciliations and there were ineffective controls over the review, approval, documentation and recording of journal entries.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

While elements of the previously reported material weakness are no longer applicable due to controls that currently exist at Mitel, throughout the remainder of 2015 the Company expects to implement a number of additional controls to remediate any remaining elements of the material weakness described above. The Company will include Mavenir in its evaluation of internal control over financial reporting at December 31, 2016.

Other than the acquisition of Mavenir, there were no significant changes in the Company’s internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As disclosed in our Form 8-K filed on April 20, 2015, we are a defendant in three purported stockholder class actions, two of which have been consolidated, that challenge the acquisition of Mavenir. None of the complaints states any amount of damages. We and the other defendants entered into a non-binding memorandum of understanding in respect of a settlement with the plaintiffs in the consolidated action, but those plaintiffs recently indicated they are no longer satisfied with the terms and have sought to renegotiate. We continue to believe that the allegations in all of the complaints are without merit and, if the terms of a settlement are not finalized and/or approved, we intend to vigorously defend against the allegations made by the plaintiffs. Although we do not believe that such litigations will have a material impact on our financial condition or results of operations, we cannot predict with certainty the outcome of the litigation.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the fiscal period ended December 31, 2014. In addition, you should carefully consider the risk factors related to our acquisition of Mavenir contained in (1) the section entitled “Risk Factors—Risks Relating to the Combined Company” included in our Offer to Exchange dated April 28, 2015 filed with the SEC on

April 29, 2015, included as Exhibit 99.1 hereto, and such section incorporated herein by reference; and (2) the sections entitled “Risk Factors—Risks Relating to Our Business and Industry” and “Risk Factors – Risks Relating to Our International Operations” included in Part I, Item 1A of Mavenir’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 3, 2015, included as Exhibit 99.2 hereto, and such sections incorporated herein by reference. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this Report, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2015.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	The section entitled “Risk Factors—Risks Relating to the Combined Company” included in Mitel Networks Corporation’s Offer to Exchange dated April 28, 2015 (incorporated by reference to Mitel Networks Corporation’s Offer to Exchange dated April 28, 2015 filed with the SEC pursuant to Rule 424(b)(3) on April 29, 2015).

99.2	The section entitled “Risk Factors—Risks Relating to our Business and Industry” and “Risk Factors—Risks Relating to our International Operations” included in Part 1, Item 1A of Mavenir Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 (incorporated by reference to Mavenir Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 3, 2015).

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and June 30, 2014; (iv) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2015; (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and June 30, 2014; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.