Form 10-Q
period 2015-09-30
MITEL NETWORKS CORP
filed 2015-11-05
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 120,309,301 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$82.9	$111.3
Accounts receivable (net of allowance for doubtful accounts of $16.4 and $13.2, respectively)	239.6	237.5
Sales-type lease receivables (net) (note 4)	13.8	18.1
Inventories (net) (note 5)	110.9	88.3
Deferred tax asset	60.7	31.7
Other current assets (note 6)	82.9	53.2

	590.8	540.1
Non-current portion of sales-type lease receivables (net) (note 4)	18.1	19.7
Deferred tax asset	122.2	133.6
Property and equipment (net)	55.0	50.7
Identifiable intangible assets (net) (note 7)	399.3	175.8
Goodwill	664.6	340.3
Other non-current assets	10.9	11.6

	$1,860.9	$1,271.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$251.1	$215.0
Current portion of deferred revenue	107.0	78.2
Current portion of long-term debt (note 10)	11.7	6.2

	369.8	299.4
Long-term debt (note 10)	634.6	303.6
Long-term portion of deferred revenue	39.0	35.6
Deferred tax liability	40.7	15.3
Pension liability (note 11)	143.7	136.1
Other non-current liabilities	34.9	34.0

	1,262.7	824.0

Commitments, guarantees and contingencies (note 12)
Shareholders’ equity:
Common shares, without par value —issued and outstanding: 120.3 and 100.1, respectively	1,410.5	1,216.3
Warrants (note 14)	39.1	39.1
Additional paid-in capital	46.5	38.0
Accumulated deficit	(713.0)	(698.6)
Accumulated other comprehensive loss	(184.9)	(147.0)

	598.2	447.8

	$1,860.9	$1,271.8

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues:
Premise	$207.9	$241.7	$636.6	$718.6
Cloud	40.4	30.7	112.2	84.0
Mobile	42.4	—	66.9	—

	290.7	272.4	815.7	802.6

Cost of revenues:
Premise	96.1	114.1	294.3	336.3
Cloud	20.3	15.4	56.6	42.2
Mobile	21.6	—	32.0	—

	138.0	129.5	382.9	378.5

Gross margin	152.7	142.9	432.8	424.1

Expenses:
Selling, general and administrative	94.7	87.4	268.1	256.1
Research and development	35.4	30.3	96.3	88.5
Special charges and restructuring costs (note 16)	10.3	31.6	37.6	55.7
Amortization of acquisition-related intangible assets	22.3	14.0	55.8	39.3

	162.7	163.3	457.8	439.6

Operating loss	(10.0)	(20.4)	(25.0)	(15.5)
Interest expense	(9.6)	(5.2)	(22.0)	(16.6)
Debt retirement and other debt costs (note 10)	(0.5)	(0.7)	(9.6)	(16.2)
Other income (expense) (note 20)	(0.5)	2.9	20.0	4.7

Loss, before income taxes	(20.6)	(23.4)	(36.6)	(43.6)
Current income tax recovery (expense)	0.6	3.1	(5.4)	2.8
Deferred income tax recovery (expense)	11.9	15.0	27.6	22.7

Net loss	$(8.1)	$(5.3)	$(14.4)	$(18.1)

Net loss per common share
Basic	$(0.07)	$(0.05)	$(0.13)	$(0.19)
Diluted	$(0.07)	$(0.05)	$(0.13)	$(0.19)
Weighted-average number of common shares outstanding (note 15)
Basic	120.2	99.6	111.4	94.1
Diluted	120.2	99.6	111.4	94.1

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net loss	$(8.1)	$(5.3)	$(14.4)	$(18.1)

Other comprehensive income (loss):
Foreign currency translation adjustments	(0.7)	(9.4)	(28.1)	(7.3)
Pension liability adjustments	4.6	(8.6)	(9.8)	(28.3)

	3.9	(18.0)	(37.9)	(35.6)

Comprehensive loss	(4.2)	(23.3)	(52.3)	(53.7)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2013	54.4	$814.9	$39.1	$35.3	$(691.3)	$(79.6)	$118.4

Comprehensive loss	—	—	—	—	(13.6)	(5.6)	(19.2)
Exercise of stock options	0.3	2.3	—	(0.7)	—	—	1.6
Stock-based compensation	—	—	—	1.3	—	—	1.3
Issuance of shares (note 3)	44.2	391.3	—	—	—	—	391.3

Balance at March 31, 2014	98.9	$1,208.5	$39.1	$35.9	$(704.9)	$(85.2)	$493.4

Comprehensive income (loss)	—	—	—	—	0.8	(12.0)	(11.2)
Exercise of stock options	0.5	3.9	—	(1.5)	—	—	2.4
Stock-based compensation	—	—	—	1.7	—	—	1.7

Balance at June 30, 2014	99.4	$1,212.4	$39.1	$36.1	$(704.1)	$(97.2)	$486.3

Comprehensive loss	—	—	—	—	(5.3)	(18.0)	(23.3)
Exercise of stock options	0.5	2.8	—	(0.8)	—	—	2.0
Stock-based compensation	—	—	—	1.5	—	—	1.5

Balance at September 30, 2014	99.9	$1,215.2	$39.1	$36.8	$(709.4)	$(115.2)	$466.5

Comprehensive loss	—	—	—	—	10.8	(31.8)	(21.0)
Exercise of stock options	0.2	1.1	—	(0.4)	—	—	0.7
Stock-based compensation	—	—	—	1.6	—	—	1.6

Balance at December 31, 2014	100.1	$1,216.3	$39.1	$38.0	$(698.6)	$(147.0)	$447.8

Comprehensive income (loss)	—	—	—	—	5.3	(48.7)	(43.4)
Exercise of stock options	0.1	1.4	—	(0.6)	—	—	0.8
Stock-based compensation	—	—	—	1.8	—	—	1.8

Balance at March 31, 2015	100.2	$1,217.7	$39.1	$39.2	$(693.3)	$(195.7)	$407.0

Comprehensive income (loss)	—	—	—	—	(11.6)	6.9	(4.7)
Exercise of stock options	0.2	1.6	—	(1.2)	—	—	0.4
Stock-based compensation	—	—	—	3.3	—	—	3.3
Issuance of shares (note 3)	19.7	189.2	—	—	—	—	189.2
Stock options issued as consideration for the acquisition of Mavenir (note 3)	—	—	—	2.8	—	—	2.8

Balance at June 30, 2015	120.1	$1,408.5	$39.1	$44.1	$(704.9)	$(188.8)	$598.0

Comprehensive income (loss)	—	—	—	—	(8.1)	3.9	(4.2)
Exercise of stock options	0.2	2.0	—	(1.4)	—	—	0.6
Stock-based compensation	—	—	—	3.8	—	—	3.8

Balance at September 30, 2015	120.3	$1,410.5	$39.1	$46.5	$(713.0)	$(184.9)	$598.2

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
CASH PROVIDED BY (USED IN)
Operating activities:
Net loss	$(8.1)	$(5.3)	$(14.4)	$(18.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	28.6	19.7	73.4	55.5
Stock-based compensation	3.8	1.5	8.9	4.5
Deferred income taxes expense (recovery)	(11.9)	(15.0)	(27.6)	(22.7)
Non-cash portion of debt retirement and other debt costs (note 10)	0.5	0.7	9.6	15.7
Non-cash movements in provisions	0.1	(0.5)	(0.6)	(2.4)
Change in non-cash operating assets and liabilities (note 18)	4.3	19.3	(12.8)	40.5

Net cash provided by operating activities	17.3	20.4	36.5	73.0

Investing activities:
Additions to property, equipment and intangible assets	(3.9)	(2.4)	(11.2)	(9.9)
Acquisitions, net of cash acquired (note 3)	—	(2.0)	(343.7)	(8.2)

Net cash used in investing activities	(3.9)	(4.4)	(354.9)	(18.1)

Financing activities:
Proceeds from issuance of long-term debt (note 10)	—	—	653.4	353.2
Repayment of senior credit facilities (note 10)	(1.7)	(25.0)	(305.8)	(309.4)
Repayment of acquired long-term debt (note 3)	—	—	(30.4)	—
Prepayment fees relating to prior credit facilities (note 10)	—	—	—	(4.2)
Payment of deferred financing costs and other debt costs (note 10)	(2.4)	—	(19.6)	(11.0)
Repayment of capital lease liabilities and other long-term debt	(2.0)	(1.6)	(5.9)	(5.7)
Proceeds from issuance of common shares from option exercises	0.6	2.0	1.8	6.0

Net cash provided by (used in) financing activities	(5.5)	(24.6)	293.5	28.9

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(5.5)	(3.5)	(3.9)

Net increase (decrease) in cash and cash equivalents	6.9	(14.1)	(28.4)	79.9
Cash and cash equivalents, beginning of period	76.0	134.2	111.3	40.2

Cash and cash equivalents, end of period	$82.9	$120.1	$82.9	$120.1

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2015 and September 30, 2014

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

These Interim Financial Statements and the accompanying notes should be read in conjunction with the annual financial statements and notes thereto for the year ended December 31, 2014, eight months ended December 31, 2013 and each of the two years ended April 30, 2013 and 2012 (the “Annual Financial Statements”) contained in the Company’s annual report on Form 10-K filed with the SEC on February 26, 2015. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

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

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU adds a Revenue from Contracts with Customers subtopic to the FASB ASC and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

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

Classification of debt issue costs

In April 2015, the FASB issued ASU 2015-03 to require debt issue costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this amendment in the second quarter of 2015. The adoption resulted in $7.0 of debt issue costs at December 31, 2014 being reclassified from other non-current assets to a direct deduction from the carrying amount of long-term debt. In addition, debt issue costs relating to the April 2015 refinancing and September 2015 amendment have been recorded as a direct deduction from the carrying amount of long-term debt, as disclosed in note 10.

Simplifying the accounting for measurement-period adjustments from acquisitions

In September 2015, the FASB issued ASU 2015-16 to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. Adjustments that are identified during the measurement period are now required to be recorded in the reporting period in which the adjustment amounts are determined, rather than retrospectively. The Company adopted this amendment in the third quarter of 2015. The adoption did not have a material impact on its consolidated financial statements.

3. ACQUISITIONS

a) Mavenir – April 2015

On April 29, 2015, Mitel acquired Mavenir Systems, Inc. (“Mavenir”) (NYSE:MVNR), a global provider of software-based networking solutions for mobile carriers. Mitel acquired all of the outstanding common shares of Mavenir in exchange for $325.2 cash and 19.7 million Mitel shares. In addition, Mitel agreed to cash out all in-the-money, vested Mavenir stock options and, in exchange for all out-of-the-money and unvested Mavenir stock options, issue 2.5 million Mitel stock options with economically similar terms.

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

April 29, 2015
Net assets:
Cash and cash equivalents	$10.1
Accounts receivable(1)	35.1
Inventories(2)	6.5
Deferred tax asset, current	17.7
Other current assets	36.4
Property and equipment	9.0
Intangible assets – customer relationships(3)(6)	99.9
Intangible assets – developed technology(4)(6)	172.9
Goodwill(5)(6)	317.4
Other non-current assets	3.8
Deferred tax asset, non-current	0.8
Accounts payable and accrued liabilities	(64.2)
Deferred revenue, current	(16.6)
Current portion of long-term debt(7)	(27.2)
Deferred revenue, non-current	(0.3)
Deferred tax liability	(49.3)
Other non-current liabilities	(6.7)

Net assets acquired	$545.3

Consideration given:
Cash paid to Mavenir shareholders	$325.2
Cash paid to Mavenir optionholders(8)	28.1
Value of Mitel common shares issued to Mavenir shareholders(9)	189.2
Value of Mitel options relating to past service issued to Mavenir optionholders(10)	2.8

Total consideration given	$545.3

(1)	Fair value of accounts receivable consists of gross contractual amounts receivable of $36.3, less best estimate of amounts not expected to be collected of $1.2.
(2)	Fair value of inventory consists of inventory with a historical cost of $8.5 less a historical provision of $2.0.
(3)	Intangible assets – customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(4)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 7 years.

(5)	Goodwill is allocated to the Mobile segment.
(6)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.
(7)	Long-term debt of Mavenir was repaid at closing.
(8)	Cash paid to Mavenir optionholders for vested, in-the-money options.
(9)	Fair value of the 19.7 million Mitel common shares issued to Mavenir shareholders valued at $189.2 based on the closing price of a Mitel common share on the NASDAQ stock market on April 28, 2015.
(10)	In exchange for all unvested in-the-money Mavenir stock options and all vested and unvested out-of-the-money Mavenir stock options, Mitel issued 2.5 million Mitel stock options with economically similar terms. Using a Black-Scholes valuation with assumptions consistent with grants made in the normal course as described in note 13, the fair value of the 2.5 million stock options totaled $13.0. Based on the vesting period of the original Mavenir stock options, $2.8 was determined to relate to past service and is considered part of the total consideration. The remaining amount will be recorded as stock-based compensation expense by Mitel based on the vesting period.

Mavenir’s results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition and are included in the Mobile segment, as described in note 17. The amount of revenue from the acquisition included in the Company’s results of operations for the three and nine months ended September 30, 2015 was $42.4 and $66.9, respectively, which includes a reduction of $0.7 and $14.1, respectively, as a result of the valuation of in-progress contracts. As a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel. As these contracts were recorded on a completed contract basis by Mavenir prior to the acquisition, no revenue was recognized for these contracts by Mavenir prior to the acquisition. In addition, the revenue for the three and nine months ended September 30, 2015 reflects a reduction of $1.5 and $2.7, respectively, as a result of the valuation of the deferred revenue liabilities acquired being below Mavenir’s historical book value and the corresponding decrease in revenues in subsequent periods. The amount of net loss from the acquisition included in the Company’s results of operations for the three and nine months ended September 30, 2015 was $11.9 and $19.8, respectively, which includes the adjustments to revenue described above as well as a corresponding decrease to cost of sales of $1.2 and $9.7, respectively, and amortization of acquired intangible assets of $10.9 and $16.2, respectively.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the earliest fiscal year:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Operations
Revenues	$290.7	$305.3	$847.7	$917.4
Net loss	$(8.1)	$(19.7)	$(73.5)	$(79.9)
Net loss per share	$(0.07)	$(0.17)	$(0.61)	$(0.68)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	Amortization of intangible assets that arose from the acquisition of $31.6 per year.

•	A reduction to revenue as a result of the valuation of the deferred revenue acquired being below Mavenir’s historical book value as well as the valuation of in-progress contracts, as described above. The pro-forma reduction for the three and nine months ended September 30, 2015 was nil and $1.4 (relating to the pro-forma period from January 1, 2015 to April 29, 2015). When added to the reduction in revenue as a result of the valuation of deferred revenue already recorded in the actual results, the total reduction to revenue for the three and nine months ended September 30, 2015 was $2.1 and $18.1, respectively. The reduction to revenue as a result of the valuation of in-progress contracts and deferred revenue for the three and nine months ended September 30, 2014 was $1.2 and $17.2, respectively.

•	A corresponding decrease to cost of sales as a result of the valuation of in-progress contracts, as described above. Including the decrease in cost of sales already recorded in the actual results, the total decrease to cost of sales for the three and nine months ended September 30, 2015 was $1.2 and $9.7, respectively. The decrease to cost of sales as a result of the valuation of deferred revenue for the three and nine months ended September 30, 2014 was nil and $8.5, respectively.

•	A tax provision based on an estimated effective tax rate of nil as a result of unrecognized tax loss carryforwards.

•	The January 2014 results of Aastra Technologies Limited (“Aastra”), acquired on January 31, 2014, as described in note 3(c), below. The pro-forma results for Aastra for January 2014 are described in note 3 to the Annual Financial Statements. The acquisitions of TigerTMS Ltd. (“Tiger”), as described in note 3(b), and Oaisys, as described in note 3(d), have not been included as they are not considered material.

b) Tiger TMS – June 2015

On June 1, 2015, Mitel acquired all of the outstanding equity of Tiger, a global provider of software, cloud and applications-based solutions for the hospitality industry. Tiger recorded revenues of approximately $10.0 for the year ended December 31, 2014, which were primarily generated in Europe, the Middle East and the United States. Total consideration for the acquisition is estimated to be $9.0, consisting of $1.8 of cash paid on June 1, 2015, $3.0 expected to be paid in the fourth quarter of 2015 and an estimate of contingent consideration of $4.2, which is based on the operations of Tiger meeting certain revenue targets for the years ending December 31, 2015 and December 31, 2016. In addition, Mitel repaid $3.2 of long-term debt of Tiger at closing.

The accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, is still being completed. As a result, the final purchase price allocation, which is expected to be completed by December 31, 2015, may differ significantly from the estimates. The estimated purchase price and allocation of the purchase price is as follows:

June 1, 2015
Net assets:
Cash and cash equivalents	$1.3
Accounts receivable	2.8
Inventories	0.3
Other current assets	0.2
Property and equipment	0.1
Intangible assets – customer relationships(1)(3)	3.9
Intangible assets – developed technology(2)(3)	2.3
Goodwill(3)	6.9
Accounts payable and accrued liabilities	(0.7)
Deferred revenue, current	(3.6)
Current portion of long-term debt(4)	(3.2)
Deferred tax liability, non-current	(1.3)

Net assets acquired	$9.0

Consideration given:
Cash paid, June 1, 2015	$1.8
Estimated amounts due in the fourth quarter of 2015(5)	3.0
Estimated fair value of contingent consideration	4.2

Total consideration given	$9.0

(1)	Intangible assets – customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(2)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 6 years.
(3)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.
(4)	Long-term debt of Tiger was repaid at closing.
(5)	Includes a working capital adjustment expected to be finalized in the fourth quarter of 2015.

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

	September 30, 2015				December 31, 2014
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$5.5	$(1.2)		$4.3	$7.4	$(1.2)		$6.2
Current portion of investment in sales-type leases	14.1	(0.3)		13.8	18.6	(0.5)		18.1
Non-current portion of investment in sales-type leases	18.5	(0.4)		18.1	20.1	(0.4)		19.7

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	38.1	(1.9)		36.2	46.1	(2.1)		44.0
Sold rental payments remaining unbilled	50.5	(1.6	)(1)	48.9	63.9	(2.2	)(1)	61.7

Total of sales-type leases unsold and sold	$88.6	$(3.5)		$85.1	$110.0	$(4.3)		$105.7

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three and nine months ended September 30, 2015, the Company sold $4.8 and $11.6, respectively of rental payments and recorded gains on sale of those rental payments of $0.8 and $2.0, respectively (three and nine months ended September 30, 2014—sold $4.0 and $13.2, respectively, and recorded gains of $0.7 and $2.3, respectively). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of September 30, 2015

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.9	$1.6	$1.0	$2.6	$5.5
Investment in sold and unsold sales-type lease receivables	74.9	7.7	0.5	8.2	83.1

Total gross sales-type leases	77.8	9.3	1.5	10.8	88.6
Allowance	(1.5)	(0.8)	(1.2)	(2.0)	(3.5)

Total net sales-type leases	$76.3	$8.5	$0.3	$8.8	$85.1

Aging Analysis as of December 31, 2014

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.3	$1.8	$1.3	$3.1	$7.4
Investment in sold and unsold sales-type lease receivables	92.3	9.5	0.8	10.3	102.6

Total gross sales-type leases	96.6	11.3	2.1	13.4	110.0
Allowance	(2.0)	(1.0)	(1.3)	(2.3)	(4.3)

Total net sales-type leases	$94.6	$10.3	$0.8	$11.1	$105.7

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, December 31, 2013	$(5.0)
Additions due to the acquisition of Aastra	(1.1)
Write-offs	2.2
Provision	(0.4)

Allowance for credit losses on sales-type leases, December 31, 2014	$(4.3)

Write-offs	0.3
Provision	(0.1)

Allowance for credit losses on sales-type leases, March 31, 2015	$(4.1)

Write-offs	0.4

Allowance for credit losses on sales-type leases, June 30, 2015	$(3.7)

Write-offs	0.2

Allowance for credit losses on sales-type leases, September 30, 2015	$(3.5)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	September 30, 2015	December 31, 2014
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$3.1	$4.4
Allowance against sales-type leases individually evaluated for impairment	(1.7)	(2.1)

Sales-type leases individually evaluated for impairment, net	$1.4	$2.3

	September 30, 2015	December 31, 2014
Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$85.5	$105.6
Allowance against sales-type leases collectively evaluated for impairment	(1.8)	(2.2)

Sales-type leases collectively evaluated for impairment, net	$83.7	$103.4

5. INVENTORIES

	September 30, 2015	December 31, 2014
Raw materials and work in process	$5.9	$4.2
Finished goods(1)	104.5	83.0
Service inventory	7.2	6.5
Less: provision for excess and obsolete inventory(1)	(6.7)	(5.4)

	$110.9	$88.3

(1)	At September 30, 2015, finished goods are recorded net of approximately $17.1 of historical inventory provision remaining primarily from the acquisition of Aastra, as discussed in note 3 to the Annual Financial Statements (December 31, 2014 - $23.6). This amount will decrease as the related inventory acquired is sold or written off.

6. OTHER CURRENT ASSETS

	September 30, 2015	December 31, 2014
Prepaid expenses and deferred charges	$32.3	$22.5
Unbilled receivables	25.0	3.5
Due from related parties (note 9)	0.6	0.4
Income tax receivable	10.0	10.4
Other receivables	14.0	16.1
Restricted cash	1.0	0.3

	$82.9	$53.2

7. IDENTIFIABLE INTANGIBLE ASSETS

	September 30, 2015			December 31, 2014
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$421.6	$(139.4)	$282.2	$246.4	$(101.0)	$145.4
Customer relationships	217.0	(109.3)	107.7	113.2	(94.1)	19.1
Patents, trademarks and other	31.7	(22.3)	9.4	30.5	(19.2)	11.3

	$670.3	$(271.0)	$399.3	$390.1	$(214.3)	$175.8

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2015	December 31, 2014
Trade payables	$63.4	$54.4
Employee-related payables	51.6	48.2
Accrued liabilities	72.3	58.6
Restructuring, warranty and other provisions	27.2	31.8
Due to related parties (note 9)	0.6	0.6
Other payables	36.0	21.4

	$251.1	$215.0

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

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and nine months ended September 30, 2015, Mitel recorded lease expense for base rent and operating costs of $1.1 and $3.2, respectively (three and nine months ended September 30, 2014—$1.3 and $3.9, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.4 and $1.5, respectively, for the three months ended September 30, 2015 (three months ended September 30, 2014—$0.1 and $0.8, respectively) and were $2.2 and $2.8, respectively, for the nine months ended September 30, 2015 (nine months ended September 30, 2014—$0.7 and $3.8, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

10. LONG-TERM DEBT

April 2015 credit facilities

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

In September 2015, the Company amended the April 2015 Credit Facilities to provide the Company with additional operating flexibility. The amendment included, in part, an increase in the maximum Leverage Ratio financial covenant for the fiscal quarters ending September 30, 2015, December 31, 2015 and March 31, 2016, as described below, and an increase to the applicable margin on the term loan. The company incurred $1.9 of consent fees payable to the lenders and other costs, which are deferred and amortized over the remaining term of the term loan, as well as other fees and expenses of $0.5, which were expensed as debt retirement and other debt costs as incurred.

The undrawn $50.0 revolving credit facility bears interest at LIBOR plus an applicable margin, which is initially 4.0%, or, at the option of the Company, a base rate plus an applicable margin, and matures in April 2020. The Company may borrow Canadian dollars under the revolving credit facility. Such borrowings bear interest at the Canadian prime rate plus an applicable margin. The $660.0 term loan bears interest at LIBOR (subject to a 1.0% floor) plus 4.5% or, at the option of the Company, a base rate plus an applicable margin, and matures in April 2022. The term loan requires quarterly principal repayments of 0.25% of the original outstanding principal.

The Company is also required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the April 2015 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required be paid within 100 days of December 31, 2016.

The Company may prepay the term loan at a premium of 1% over the principal amount up to September 29, 2016 using proceeds from a refinancing. Otherwise, the term loan can be repaid without premium or penalty. The April 2015 Credit Facilities have customary default clauses, such that repayment of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the April 2015 Credit Facilities.

The April 2015 Credit Facilities contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $75.0 of unrestricted cash) to the trailing twelve months of Consolidated EBITDA, as specified in the April 2015 Credit Facilities (“Leverage Ratio”), (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, (f) limitations on the payment of dividends and (g) limitations on capital expenditures. The maximum Leverage Ratio, as amended in September 2015, applies to the Company for the period ending September 30, 2015 and for all fiscal quarters thereafter until maturity, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2015 through December 31, 2015	5.25:1.00
March 31, 2016	4.75:1.00
June 30, 2016 through September 30, 2016	4.25:1.00
December 31, 2016 through September 30, 2017	3.25:1.00
December 31, 2017 through September 30, 2018	3.00:1.00
December 31, 2018 through September 30, 2019	2.75:1.00
December 31, 2019 and thereafter	2.50:1.00

The Company’s maximum Leverage Ratio and actual Leverage Ratio is as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
September 30, 2015	5.25	3.87

February 2015 voluntary debt repayment

In February 2015, Mitel made a voluntary prepayment of $25.0 on its term loan. As a result, the Company recorded debt retirement and other debt costs of $0.7 in the first quarter of 2015 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

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

11. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans primarily in the U.K., France and Germany as well as a multiple-employer defined benefit pension plan in Switzerland. At September 30, 2015, the pension liability was $143.7 (December 31, 2014—$136.1). The increase in liability from December 31, 2014 was primarily due to an increase in the U.K. and Switzerland pension plan liabilities due to updated pension valuations. In 2015, the U.K. and Switzerland pension plan valuations were updated for actual investment performance and certain changes in assumptions. The increases in the pension liabilities were primarily due to increases in the accrued benefits obligations resulting from a decrease in discount rates since December 31, 2014. The discount rate assumptions were determined on a consistent basis and reflect prevailing rates available on high-quality, fixed income debt instruments.

The Company’s net periodic benefit cost was as follows:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Defined contribution plans
Contribution expense	$2.7	$3.5	$8.7	$9.5
Defined benefit plans
Current service cost	0.7	0.5	2.3	1.5
Interest cost	3.0	3.5	8.8	10.1
Expected return on plan assets	(2.8)	(3.4)	(8.2)	(10.0)
Recognized actuarial loss(1)	0.6	0.2	1.7	0.6

Total periodic benefit cost, net	$4.2	$4.3	$13.3	$11.7

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of the accumulated other comprehensive loss into selling, general and administrative expense.

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

Letters of Credit and Guarantees

Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $7.6 as of September 30, 2015 (December 31, 2014 — $4.0). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of September 30, 2015 and December 31, 2014.

13. SHARE CAPITAL

Share Capital

At September 30, 2015 and December 31, 2014, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	2015		2014
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of first quarter	6.8	$6.12	7.2	$5.10
Granted	1.0	$9.70	0.3	$8.79
Exercised	(0.1)	$7.00	(0.3)	$4.90
Forfeited	(0.2)	$5.56	— (1)	$4.57
Expired	— (1)	$10.24	— (1)	$7.61

Balance, end of first quarter	7.5	$6.58	7.2	$5.28

Granted in normal course	0.2	$8.96	0.8	$10.14
Granted in connection with the acquisition of Mavenir (note 3)	2.5	$7.50	—	$—
Exercised	(0.2)	$4.82	(0.5)	$4.96
Forfeited	(0.1)	$7.71	— (1)	$4.76
Expired	— (1)	$7.89	(0.1)	$4.91

Balance, end of second quarter	9.9	$6.86	7.4	$5.83

Granted in normal course	0.4	$8.31	0.2	$9.96
Exercised	(0.1)	$4.21	(0.5)	$4.24
Forfeited	(0.2)	$9.40	(0.1)	$5.66
Expired	(0.1)	$7.83	— (1)	$4.46

Balance, end of third quarter	9.9	$6.89	7.0	$6.03

Number of options exercisable	5.1	$6.19	3.6	$5.81

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	September 30, 2014	June 30, 2014	March 30, 2014
Number of options granted in normal course	0.4	0.2	1.0	0.2	0.8	0.3
Risk-free interest rate	1.5%	1.3%	1.6%	1.7%	1.6%	1.5%
Dividends	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	52.0%	52.0%	52.0%	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years	5 years	5 years	5 years
Weighted average fair value per option	$3.66	$3.93	$4.49	$4.63	$4.70	$4.06

In addition, in the three and nine months ended September 30, 2015 the Company granted 0.6 million and 2.2 million restricted stock units, respectively (three and nine months ended September 30, 2014 —0.4 million and 0.7 million, respectively). At September 30, 2015, 2.7 million restricted stock units were outstanding (December 31, 2014—0.7 million).

The number of stock-based awards available for grant under the Company’s 2014 Equity Incentive Plan at September 30, 2015 was 4.7 million (December 31, 2014—8.3 million).

14. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	September 30, 2015	December 31, 2014
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At September 30, 2015, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2014—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

15. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Weighted average common shares outstanding, basic and diluted	120.2	99.6	111.4	94.1

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three months ended September 30		Nine months ended September 30
(Average number outstanding, in millions)	2015	2014	2015	2014
Stock options	6.1	1.2	4.4	0.8
RSUs	2.7	—	2.1	—

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

	Three months ended September 30		Nine months ended September 30
(Average number outstanding, in millions)	2015	2014	2015	2014
Stock options	3.4	5.2	4.2	5.8
RSUs	—	0.7	—	0.3
Warrants	2.5	2.5	2.5	2.5

Additionally, for the three and nine months ended September 30, 2015, 0.5 million options (three and nine months ended September 30, 2014–0.5 million), which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

16. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $10.3 were recorded in the three months ended September 30, 2015. The costs consisted of $4.6 of employee-related charges, $0.6 of facility-related charges and $5.1 of integration and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 90 people. Integration and acquisition-related charges consist primarily of professional fees and incidental costs relating to the integration of Aastra and Mavenir.

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

The following table summarizes the change in provision:

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1
Restructuring liabilities acquired relating to the acquisition of Aastra	2.0	0.3	2.3
Charges	2.2	1.1	3.3
Cash payments	(2.3)	(1.0)	(3.3)

Balance of provision as of March 31, 2014	$3.6	$5.8	$9.4

Charges	3.9	2.8	6.7
Cash payments	(4.6)	(0.4)	(5.0)

Balance of provision as of June 30, 2014	$2.9	$8.2	$11.1

Charges	24.7	1.0	25.7
Cash payments	(7.3)	(1.4)	(8.7)

Balance of provision as of September 30, 2014	$20.3	$7.8	$28.1

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Charges	6.2	0.5	6.7
Cash payments	(11.0)	(0.7)	(11.7)

Balance of provision as of December 31, 2014	$15.5	$7.6	$23.1

Charges	1.4	—	1.4
Cash payments	(6.6)	(1.3)	(7.9)

Balance of provision as of March 31, 2015	$10.3	$6.3	$16.6

Charges	3.3	0.3	3.6
Cash payments	(5.2)	(0.6)	(5.8)

Balance of provision as of June 30, 2015	$8.4	$6.0	$14.4

Charges	4.6	0.6	5.2
Cash payments	(3.9)	(1.0)	(4.9)

Balance of provision as of September 30, 2015	$9.1	$5.6	$14.7

At September 30, 2015 the current portion of the provision of $12.0 (December 31, 2014–$19.4) is included in accounts payable and accrued liabilities while the long-term portion is included in other non-current liabilities on the consolidated balance sheet.

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

The following table presents the results of operations for the Company’s segments:

	Revenue for the Three Months Ended September 30, 2015				Gross Margin for the Three Months Ended September 30, 2015
	Premise	Cloud	Mobile	Total	Premise	Cloud	Mobile	Total
Product	$141.9	$11.8	$24.7	$178.4	$78.5	$6.6	$12.1	$97.2
Recurring	47.5	28.1	9.7	85.3	27.9	13.3	5.6	46.8
Services	19.3	0.5	10.2	30.0	6.2	0.2	4.1	10.5

	208.7	40.4	44.6	293.7	112.6	20.1	21.8	154.5
Purchase accounting adjustments	(0.8)	—	(2.2)	(3.0)	(0.8)	—	(1.0)	(1.8)

	$207.9	$40.4	$42.4	$290.7	$111.8	$20.1	$20.8	$152.7

	Revenue for the Three Months Ended September 30, 2014				Gross Margin for the Three Months Ended September 30, 2014
	Premise	Cloud	Mobile	Total	Premise	Cloud	Mobile	Total
Product	$168.5	$8.8	$—	$177.3	$94.1	$4.8	$—	$98.9
Recurring	52.0	21.7	—	73.7	26.9	10.4	—	37.3
Services	22.8	0.2	—	23.0	8.2	0.1	—	8.3

	243.3	30.7	—	274.0	129.2	15.3	—	144.5
Purchase accounting adjustments	(1.6)	—	—	(1.6)	(1.6)	—	—	(1.6)

	$241.7	$30.7	$—	$272.4	$127.6	$15.3	$—	$142.9

	Revenue for the Nine Months Ended September 30, 2015				Gross Margin for the Nine Months Ended September 30, 2015
	Premise	Cloud	Mobile	Total	Premise	Cloud	Mobile	Total
Product	$434.0	$33.8	$47.8	$515.6	$242.6	$18.3	$24.0	$284.9
Recurring	143.7	76.7	16.1	236.5	81.7	36.4	8.2	126.3
Services	61.3	1.7	19.8	82.8	20.4	0.9	9.8	31.1

	639.0	112.2	83.7	834.9	344.7	55.6	42.0	442.3
Purchase accounting adjustments	(2.4)	—	(16.8)	(19.2)	(2.4)	—	(7.1)	(9.5)

	$636.6	$112.2	$66.9	$815.7	$342.3	$55.6	$34.9	$432.8

	Revenue for the Nine Months Ended September 30, 2014				Gross Margin for the Nine Months Ended September 30, 2014
	Premise	Cloud	Mobile	Total	Premise	Cloud	Mobile	Total
Product	$513.3	$21.7	$—	$535.0	$291.9	$11.7	$—	$303.6
Recurring	143.9	61.7	—	205.6	73.7	29.8	—	103.5
Services	68.8	0.6	—	69.4	24.1	0.3	—	24.4

	726.0	84.0	—	810.0	389.7	41.8	—	431.5
Purchase accounting adjustments	(7.4)	—	—	(7.4)	(7.4)	—	—	(7.4)

	$718.6	$84.0	$—	$802.6	$382.3	$41.8	$—	$424.1

Geographic information

The Company reports revenues by geographic location as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa; and

•	Asia-Pacific, consisting of the continent of Asia and the Pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following geographic locations based on location of the customers.

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Canada	$7.9	$8.6	$26.8	$28.6
United States	133.2	104.9	350.1	314.9
Rest of Americas	4.5	6.2	11.7	17.1

Americas	145.6	119.7	388.6	360.6

Germany	32.2	35.6	85.7	93.7
U.K.	31.2	28.6	82.4	91.0
Rest of EMEA	71.4	79.6	220.3	230.6

EMEA	134.8	143.8	388.4	415.3

Asia-Pacific	10.3	8.9	38.7	26.7

	$290.7	$272.4	$815.7	$802.6

18. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$35.1	$16.8	$31.8	$11.4
Inventories	(2.6)	(9.0)	(16.0)	3.0
Other current assets	(2.0)	(8.4)	5.5	(5.4)
Other non-current assets	1.2	(0.3)	5.0	0.3
Accounts payable and accrued liabilities	(21.7)	24.3	(52.0)	31.0
Deferred revenue	(2.9)	(1.0)	14.6	9.0
Other non-current liabilities	(2.6)	(4.9)	(0.7)	(7.3)
Change in pension liability	(0.2)	1.8	(1.0)	(1.5)

	$4.3	$19.3	$(12.8)	$40.5

Other items:
Interest payments	$8.7	$4.9	$17.0	$14.0
Income tax payments	$2.3	$5.2	$7.4	$16.1
Property and equipment additions financed through capital lease	$0.8	$1.7	$2.6	$4.4

Cash and cash equivalents at September 30, 2015 consisted of cash of $82.7 (December 31, 2014—$110.0) and cash equivalents of $0.2 (December 31, 2014—$1.3). In addition, in April 2015, the Company acquired Mavenir for cash and share consideration, as disclosed in note 3.

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

Fair value hedging

At September 30, 2015, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Canadian dollars, Euros and Swedish kronor and to sell Swiss francs, Australian dollars and U.S. dollars at a fixed rate on a total notional amount of approximately $17.4 U.S. dollars. At September 30, 2015, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.1.

The Company did not have any forward contracts used for fair value hedging outstanding at December 31, 2014.

Cash flow hedging

The Company did not have any forward contracts used for cash flow hedging outstanding at September 30, 2015.

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

20. OTHER INCOME

Other income for the three and nine months ended September 30, 2015 includes a foreign exchange gain (loss) of ($0.9) and $18.5, respectively (three and nine months ended September 30, 2014 – foreign exchange gain of $2.3 and $3.3). The foreign exchange gain for the nine months ended September 30, 2015 related primarily to intercompany balances and was offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no significant net economic effect to the Company.

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

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. There is no guarantee that the expected events or expected results will actually occur. Such statements reflect the current views of management of Mitel and are subject to a number of risks and uncertainties. These statements are based on many assumptions and factors, including general economic and market conditions, industry conditions, operational and other factors. Any changes in these assumptions or other factors could cause actual results to differ materially from current expectations. All forward-looking statements attributable to Mitel, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph. Undue reliance should not be placed on such statements. In addition, material risks that could cause actual results to differ from forward-looking statements include, but are not limited to the following: the inherent uncertainty associated with financial or other projections; the integration of Mavenir and the ability to recognize the anticipated benefits from the acquisition of Mavenir; the anticipated size of the markets and continued demand for Mitel’s products; Mitel’s ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; current and ongoing global economic instability, political unrest and related sanctions; intense competition; reliance on channel partners for a significant component of sales; dependence upon a small number of outside contract manufacturers to manufacture products; and, Mitel’s ability to successfully implement and achieve its business strategies successfully, including its growth of the company through acquisitions and the integration of recently acquired businesses and realization of synergies.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made certain assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed the section entitled “Risk Factors” included in Part II, Item 1A of this Report.

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

Significant Events and Recent Developments:

Acquisition of Tiger — June 2015

On June 1, 2015, we completed the acquisition of TigerTMS Ltd. (“Tiger”) for expected total consideration of $9.0 million. Tiger is a global provider of software, cloud and applications-based solutions for the hospitality industry. Tiger’s revenues were approximately $10.0 million for the year ended December 31, 2014, and were primarily generated in Europe, the Middle East and the United States. Mitel’s financial results include the results of Tiger from the date of acquisition.

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

In September 2015, we amended the April 2015 Credit Facilities to provide the Company with additional operating flexibility. The amendment included, in part, an increase in the maximum Leverage Ratio financial covenant for the fiscal quarters ending September 30, 2015, December 31, 2015 and March 31, 2016 and an increase to the applicable margin on the term loan, as described in note 10 to the Interim Financial Statements.

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

Acquisition of Aastra and Refinancing of Credit Agreement – January 2014

On January 31, 2014, we completed the acquisition of Aastra Technologies Ltd. (“Aastra”). Aastra was a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately $600 million Canadian dollars for the year ended December 31, 2013, of which approximately 75% were generated in Europe. We acquired all of the outstanding Aastra common shares in exchange for $80.0 million cash as well as the issuance of 44.2 million Mitel common shares valued at $391.3 million. In conjunction with the acquisition of Aastra, we refinanced our then-existing credit facilities with a $355.0 million term loan and an undrawn revolving facility of $50.0 million.

Operating Results

Total revenue for the three months ended September 30, 2015 was $290.7 million compared to $272.4 million for the three months ended September 30, 2014. The revenues for the three months ended September 30, 2015 include $42.4 million related to the inclusion of revenues from the Mavenir business, which was acquired on April 29, 2015. Excluding the results of Mavenir, revenue decreased by $24.1 million to $248.3 million primarily due to changes in foreign exchange rates due to the strengthening of the U.S. dollar, partially offset by continued growth in the cloud segment. Our operating loss for the three months ended September 30, 2015 was $10.0 million compared to an operating loss of $20.4 million for the three months ended September 30, 2014. The lower operating loss was largely driven by lower special charges and restructuring costs, which offset higher amortization of intangible assets due to the acquisition of Mavenir. Excluding Mavenir, operating income of $5.4 million in the third quarter of 2015 compared to an operating loss of $20.4 million in the third quarter of 2014 was driven by a stronger gross margin percentage and lower operating expenses, which more than offset the lower revenues driven primarily by foreign exchange, as discussed above. Lower operating expenses were driven by cost savings from restructuring actions as well as changes in foreign exchange rates as well as lower special charge and restructuring expenses.

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

The results of operations from acquisitions are included in our results from operations from the date of acquisition. For a summary of combined results of Mavenir and Mitel, for 2014 and 2015 prior to the acquisition, see our Current Report on Form 8-K filed on August 6, 2015. In addition, we have incurred various costs related to acquisitions and the integration of those acquisitions, which have been recorded in special charges and restructuring costs.

Changes in foreign exchange rates and the results of operations from acquisitions can have a significant impact on our results of operations and financial position, which may make the comparability of periods complex. Through 2014 and into 2015, most global currencies weakened against the U.S. dollar. In particular, for the three and nine months ended September 30, 2015 when compared to the three and nine months ended September 30, 2014, the British Pound sterling was 7.6% and 8.0% weaker, respectively and the Euro was 17.5% and 17.8% weaker, respectively.

Selected Consolidated Financial Data

The following tables set forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three months ended September 30,				Change *
	2015		2014
	Amounts	% of Revenues	Amounts	% of Revenues	Amounts
	(in millions, except percentages and per share amounts)
Revenues	$290.7		$272.4		$18.3
Cost of revenues	138.0	47.5%	129.5	47.5%	8.5

Gross margin	152.7	52.5%	142.9	52.5%	9.8

Expenses:
Selling, general and administrative	94.7	32.6%	87.4	32.1%	7.3
Research and development	35.4	12.2%	30.3	11.1%	5.1
Special charges and restructuring costs	10.3	3.5%	31.6	11.6%	(21.3)
Amortization of acquisition-related intangible assets	22.3	7.7%	14.0	5.1%	8.3

	162.7	56.0%	163.3	59.9%	(0.6)

Operating loss	(10.0)	(3.4)%	(20.4)	(7.5)%	10.4
Interest expense	(9.6)	(3.3)%	(5.2)	(1.9)%	(4.4)
Debt retirement and other debt costs	(0.5)	(0.2)%	(0.7)	(0.3)%	0.2
Other income (expense)	(0.5)	(0.2)%	2.9	1.1%	(3.4)

Loss from operations, before income taxes	(20.6)	(7.1)%	(23.4)	(8.6)%	2.8
Income tax recovery	12.5	4.3%	18.1	6.6%	(5.6)

Net loss	$(8.1)	(2.8)%	$(5.3)	(1.9)%	$(2.8)

Adjusted EBITDA, a non-GAAP measure	$34.9	12.0%	$34.6	12.7%	$0.3

Net loss per common share
Basic	$(0.07)		$(0.05)
Diluted	$(0.07)		$(0.05)
Weighted-average number of common shares outstanding
Basic	120.2		99.6
Diluted	120.2		99.6

*	The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisition of Mavenir on April 29, 2015.

	Nine months ended September 30,				Change *
	2015		2014
	Amounts	% of Revenues	Amounts	% of Revenues	Amounts
	(in millions, except percentages and per share amounts)
Revenues	$815.7		$802.6		$13.1
Cost of revenues	382.9	46.9%	378.5	47.2%	4.4

Gross margin	432.8	53.1%	424.1	52.8%	8.7

Expenses:
Selling, general and administrative	268.1	32.9%	256.1	31.9%	12.0
Research and development	96.3	11.8%	88.5	11.0%	7.8
Special charges and restructuring costs	37.6	4.6%	55.7	6.9%	(18.1)
Amortization of acquisition-related intangible assets	55.8	6.8%	39.3	4.9%	16.5

	457.8	56.1%	439.6	54.8%	18.2

Operating loss	(25.0)	(3.1)%	(15.5)	(1.9)%	(9.5)
Interest expense	(22.0)	(2.7)%	(16.6)	(2.1)%	(5.4)
Debt retirement and other costs	(9.6)	(1.2)%	(16.2)	(2.0)%	6.6
Other income	20.0	2.5%	4.7	0.6%	15.3

Loss from operations, before income taxes	(36.6)	(4.5)%	(43.6)	(5.4)%	7.0
Income tax recovery	22.2	2.7%	25.5	3.2%	(3.3)

Net loss	$(14.4)	(1.8)%	$(18.1)	(2.3)%	$3.7

Adjusted EBITDA, a non-GAAP measure	$105.9	13.0%	$109.0	13.6%	$(3.1)

Net loss per common share
Basic	$(0.13)		$(0.19)
Diluted	$(0.13)		$(0.19)
Weighted-average number of common shares outstanding
Basic	111.4		94.1
Diluted	111.4		94.1

*	The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisitions of Mavenir on April 29, 2015 and Aastra on January 31, 2014.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(in millions)
Net loss	$(8.1)	$(5.3)	$(14.4)	$(18.1)
Adjustments:
Interest expense	9.6	5.2	22.0	16.6
Income tax expense (recovery)	(12.5)	(18.1)	(22.2)	(25.5)
Amortization and depreciation	28.6	19.7	73.4	55.5
Foreign exchange loss (gain)	0.9	(2.3)	(18.5)	(3.3)
Special charges and restructuring costs	10.3	31.6	37.6	55.7
Stock-based compensation	3.8	1.5	8.9	4.5
Debt retirement and other debt costs	0.5	0.7	9.6	16.2
Purchase accounting adjustments(1)	1.8	1.6	9.5	7.4

Adjusted EBITDA	$34.9	$34.6	$105.9	$109.0

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s reported GAAP revenue and cost of sales in the reporting periods following the acquisition. In order to provide investors with financial information that facilitates comparison of results, the Company provides non-GAAP financial measures which exclude the impact of the purchase accounting adjustments. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to compare reports of financial results of the Company as the revenue reductions and adjustments to cost of sales related to acquired contracts and deferred revenue will not recur when similar sales contracts and software maintenance and service contracts are recorded in future periods.

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

Results of Operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended September 30,				Change
	2015		2014
	Revenues	% of Gross Revenues	Revenues	% of Gross Revenues	Amount	%
	(in millions, except percentages)
Premise segment – product	$141.9	48.3%	$168.5	61.5%	$(26.6)	(15.8)
Premise segment – recurring	47.5	16.2%	52.0	19.0%	(4.5)	(8.7)
Premise segment – service	19.3	6.6%	22.8	8.3%	(3.5)	(15.4)
Cloud segment – product	11.8	4.0%	8.8	3.2%	3.0	34.1
Cloud segment – recurring	28.1	9.6%	21.7	7.9%	6.4	29.5
Cloud segment – service	0.5	0.2%	0.2	0.1%	0.3	*
Mobile segment – product	24.7	8.4%	—	—	24.7	*
Mobile segment – recurring	9.7	3.3%	—	—	9.7	*
Mobile segment – service	10.2	3.5%	—	—	10.2	*

	293.7	100.0%	274.0	100.0%	19.7	7.2
Premise segment – purchase accounting adjustments	(0.8)		(1.6)		0.8	*
Mobile segment – purchase accounting adjustments	(2.2)		—		(2.2)	*

	$290.7		$272.4		$18.3	6.7

*	The comparison is not meaningful.

	Nine months ended September 30,				Change
	2015		2014
	Revenues	% of Gross Revenues	Revenues	% of Gross Revenues	Amount	%
	(in millions, except percentages)
Premise segment – product	$434.0	52.0%	$513.3	63.4%	$(79.3)	(15.4)
Premise segment – recurring	143.7	17.2%	143.9	17.8%	(0.2)	(0.1)
Premise segment – service	61.3	7.3%	68.8	8.5%	(7.5)	(10.9)
Cloud segment – product	33.8	4.0%	21.7	2.7%	12.1	55.8
Cloud segment – recurring	76.7	9.2%	61.7	7.6%	15.0	24.3
Cloud segment – service	1.7	0.2%	0.6	0.1%	1.1	*
Mobile segment – product	47.8	5.7%	—	—	47.8	*
Mobile segment – recurring	16.1	1.9%	—	—	16.1	*
Mobile segment – service	19.8	2.4%	—	—	19.8	*

	834.9	100.0%	810.0	100.0%	24.9	3.1
Premise segment – purchase accounting adjustments	(2.4)		(7.4)		5.0	*
Mobile segment – purchase accounting adjustments	(16.8)		—		(16.8)	*

	$815.7		$802.6		$13.1	1.6

*	The comparison is not meaningful.

Revenues, excluding the effect of purchase accounting, increased in the third quarter of 2015 primarily as the result of the acquisition of Mavenir on April 29, 2015. Revenues increased in the first nine months of 2015 primarily as the result of the Mavenir acquisition as well as having a full nine months of revenues from the acquisition of Aastra on January 31, 2014. For discussion and analysis purposes, results for the nine months ended September 30, 2014 referred to below include the results of operations of Aastra for January 2014.

Excluding the results of Mavenir (the Mobile segment) and the effect of purchase accounting, our revenues for the three months ended September 30, 2015 were $249.1 million, a decrease of $24.9 million or 9.1%. The decrease in revenues was largely due to a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the Euro and British pound sterling were weaker against the U.S. dollar by an average of 17.5% and 7.6%, respectively in the third quarter of 2015 when compared to the third quarter of 2014. We estimate that the change in foreign exchange rates accounted for nearly the entire decrease in revenues in the quarter.

Excluding the results of Mavenir and the effect of purchase accounting, our revenues for the nine months ended September 30, 2015 were $751.2 million, a decrease of $95.8 million or 11.3% when compared to the pro-forma results for the nine months ended September 30, 2014. The decrease in revenues was largely due to a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the Euro and British pound sterling were weaker against the U.S. dollar by an average of 17.8% and 8.0%, respectively in the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. We estimate that the change in foreign exchange rates accounted for an absolute 9.5% of the 11.3% decrease in revenues.

Premise Segment

When compared to the third quarter of 2014, Premise segment product revenues decreased by $26.6 million, or 15.8%, to $141.9 million primarily as a result of the unfavorable impact of foreign exchange rates and customers migrating to a cloud recurring model. For the nine month period ended September 30, 2015, Premise segment product revenues decreased by $105.9 million, or 19.6%, to $434.0 million when compared to the nine months ended September 30, 2014, including the results of Aastra for January 2014.

When compared to the third quarter of 2014, Premise segment recurring revenues decreased by $4.5 million, or 8.7%, to $47.5 million and premise segment service revenues decreased by $3.5 million, or 15.4%, to $19.3 million. The decrease in premise segment service revenues was primarily due to the unfavorable effects of changes in foreign currency exchange rates.

For the nine months ended September 30, 2015, Premise segment recurring revenues decreased by $6.4 million, or 4.3%, to $143.7 million when compared to the nine months ended September 30, 2014 including the results of Aastra for January 2014 and Premise segment service revenues decreased by $10.0 million, or 14.0%, to $61.3 million largely driven by the unfavorable effects of changes in foreign currency exchange rates.

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

Cloud segment

When compared to the third quarter of 2014, Cloud segment product revenues increased by $3.0 million to $11.8 million and Cloud segment recurring revenues increased by $6.4 million to $28.1 million. For the nine month period ended September 30, 2015, Cloud segment product revenues increased by $12.1 million to $33.8 million and Cloud segment recurring revenues increased by $15.0 million to $76.7 million. The increased revenue in 2015 resulted primarily from both new and existing customers transitioning to the cloud.

Mobile segment

Mobile segment revenues, excluding purchase accounting adjustments were $44.6 million and $83.7 million and for the three and nine months ended September 30, 2015, respectively, and consist of revenues from Mavenir from the date of acquisition of April 29, 2015.

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

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended September 30,				Change
	2015		2014
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment – product	$78.5	55.3%	$94.1	55.8%	$(15.6)	(0.5)
Premise segment – recurring	27.9	58.7%	26.9	51.7%	1.0	7.0
Premise segment – service	6.2	32.1%	8.2	36.0%	(2.0)	(3.9)
Cloud segment – product	6.6	55.9%	4.8	54.5%	1.8	1.4
Cloud segment – recurring	13.3	47.3%	10.4	47.9%	2.9	(0.6)
Cloud segment – service	0.2	40.0%	0.1	50.0%	0.1	*
Mobile segment – product	12.1	49.0%	—	—	12.1	*
Mobile segment – recurring	5.6	57.7%	—	—	5.6	*
Mobile segment – service	4.1	40.2%	—	—	4.1	*

	154.5	52.6%	144.5	52.7%	10.0	(0.1)
Premise segment – purchase accounting adjustments	(0.8)	*	(1.6)	*	0.8	*
Mobile segment – purchase accounting adjustments	(1.0)	*	—	*	(1.0)	*

	$152.7	52.5%	$142.9	52.5%	$9.8	—

*	The comparison is not meaningful.

	Nine months ended September 30,				Change
	2015		2014
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Premise segment – product	$242.6	55.9%	$291.9	56.9%	$(49.3)	(1.0)
Premise segment – recurring	81.7	56.9%	73.7	51.2%	8.0	5.7
Premise segment – service	20.4	33.3%	24.1	35.0%	(3.7)	(1.7)
Cloud segment – product	18.3	54.1%	11.7	53.9%	6.6	0.2
Cloud segment – recurring	36.4	47.5%	29.8	48.3%	6.6	(0.8)
Cloud segment – service	0.9	52.9%	0.3	50.0%	0.6	*
Mobile segment – product	24.0	50.2%	—	—	24.0	*
Mobile segment – recurring	8.2	50.9%	—	—	8.2	*
Mobile segment – service	9.8	49.5%	—	—	9.8	*

	442.3	53.0%	431.5	53.3%	10.8	(0.3)
Premise segment – purchase accounting adjustments	(2.4)	*	(7.4)	*	5.0	*
Mobile segment – purchase accounting adjustments	(7.1)	*	—	*	(7.1)	*

	$432.8	53.1%	$424.1	52.8%	$8.7	0.3

*	The comparison is not meaningful.

For the three months ended September 30, 2015, Premise segment product gross margin percentage decreased by an absolute 0.5% to 55.3% compared to 55.8% for the three months ended September 30, 2014. For the three months ended September 30, 2015, Premise segment service gross margin percentage decreased by an absolute 3.9% to 32.1% compared to 36.0% for the three months ended September 30, 2014. The decreases are primarily as a result of unfavorable foreign exchange rates (as a lower percentage of cost of sales is denominated in Euros and British pound sterling when compared to the percentage of revenues denominated in those currencies), which offset realized synergies relating to the acquisition of Aastra. For the three months ended September 30, 2015, Premise segment recurring gross margin percentage increased by an absolute 7.0% to 58.7% compared to 51.7% for the three months ended September 30, 2014 due to growth in software maintenance revenue, which generated a higher gross margin percentage.

For the nine months ended September 30, 2015, Premise segment product gross margin percentage decreased by an absolute 1.0% to 55.9% compared to 56.9% for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, Premise segment service gross margin percentage decreased by an absolute 1.7% to 33.3% compared to 35.0% for the nine months ended September 30, 2014. The decreases are driven by the same factors as for the three month periods. For the three months ended September 30, 2015, Premise segment recurring gross margin percentage increased by an absolute 5.7% to 56.9% compared to 51.2% for the nine months ended September 30, 2014 due to growth in software maintenance revenue, which generated a higher gross margin percentage.

Overall Cloud segment gross margin percentage remained relatively consistent for the three and nine months ended September 30, 2015 as compared to the equivalent periods in fiscal 2014.

Mobile segment gross margin was $21.8 million and $42.0 million for the three and nine months ended September 30, 2015, respectively, and consists of the gross margin from the operations of Mavenir from the date of acquisition of April 29, 2015.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 32.6% of revenues for the three months ended September 30, 2015 from 32.1% for the three months ended September 30, 2014, an increase of $7.3 million in absolute dollars. SG&A expenses increased to 32.9% of revenues for the nine months ended September 30, 2015 from 31.9% for the nine months ended September 30, 2014, an increase of $12.0 million in absolute dollars. The increases in SG&A expenses in absolute dollars are primarily due to the acquisitions of Mavenir in April 2015 and Aastra in January 2014. Our SG&A expenses for the three and nine months ended September 30, 2015 included $3.8 million and $8.9 million, respectively (three and nine months ended September 30, 2014—$1.5 million and $4.5 million, respectively) of non-cash stock-based compensation expense.

Excluding the results of Mavenir, SG&A expenses decreased to $83.2 million, or 33.5% of revenues for the three months ended September 30, 2015, compared to $87.4 million, or 32.1% of revenues for the three months ended September 30, 2014, a decrease of $4.2 million. The decrease was primarily due to realized synergies from the integration of Aastra as well as the effect of changes in foreign currency exchange rates.

Excluding the results of Mavenir, SG&A expenses were $248.4 million, or 33.2% of revenues for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, on a pro-forma basis, which includes the results of Aastra for January 2014, SG&A expenses were $269.8 million, or 32.2% of revenues. SG&A expenses decreased in absolute dollars for the first nine months of 2015 primarily due to realized synergies from the integration of Aastra as well as the effect of changes in foreign currency exchange rates.

Research and Development (“R&D”)

R&D expenses for the three months ended September 30, 2015 increased to 12.2% of revenues compared to 11.1% of revenues for the three months ended September 30, 2014, an increase of $5.1 million in absolute dollars. R&D expenses for the nine months ended September 30, 2015 increased to 11.8% of revenues compared to 11.0% of revenues for the nine months ended September 30, 2014, an increase of $7.8 million in absolute dollars. The increases in R&D expenses in absolute dollars are primarily due to the acquisitions of Mavenir in April 2015 and Aastra in January 2014.

Excluding the results of Mavenir, R&D expenses decreased to $24.2 million, or 9.8% of revenues for the three months ended September 30, 2015 from $30.3 million, or 11.1% of revenues for the three months ended September 30, 2014, a decrease of $6.1 million in absolute dollars. The decrease was primarily due to realized synergies from the integration of Aastra as well as the effect of foreign exchange rates.

Excluding the results of Mavenir, R&D expenses were $77.4 million, or 10.3% of revenues for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, on a pro-forma basis, which includes the results of Aastra for January 2014, R&D expenses were $94.1 million, or 11.2% of revenues. R&D expenses decreased in the first nine months of 2015 primarily due to realized synergies from the integration of Aastra as well as the effect of changes in foreign currency exchange rates.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given quarter. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $10.3 million in the three months ended September 30, 2015. The costs consisted of $4.6 million of employee-related charges, $0.6 million of facility-related charges and $5.1 million of integration and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 90 people. Integration and acquisition-related charges consist primarily of professional fees and incidental costs relating to the integration of Aastra and Mavenir.

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

We recorded special charges and restructuring costs of $31.6 million in the three months ended September 30, 2014. The costs consisted of $24.7 million of employee-related charges, $1.0 million of facility-related charges and $5.9 million of integration-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 200 people, primarily in Europe. Integration-related charges primarily consist of professional fees and incidental costs relating to the integration of Aastra.

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

Amortization of acquisition-related intangible assets

In the three and nine months ended September 30, 2015, amortization of acquisition-related intangible assets was $22.3 million and $55.8 million, respectively, an increase compared to the 2014 periods. The increase is due primarily to the acquisition of Mavenir on April 29, 2015.

Operating Income (Loss)

We reported an operating loss of $10.0 million and $25.0 million, respectively, for the three and nine months ended September 30, 2015 compared to an operating loss for the three and nine months ended September 30, 2014 of $20.4 million and $15.5 million, respectively. The operating losses for the three and nine months ended September 30, 2015 were largely driven by higher special charges and restructuring costs and higher amortization of intangible assets due to the acquisition of Mavenir. Excluding Mavenir, we recorded operating income of $5.4 million in the three months ended September 30, 2015 and an operating loss of $0.2 million in the nine months ended September 30, 2015, which were improvements over the 2014 comparative periods as stronger gross margin percentage, lower selling, general and administration costs and research and development costs driven by cost savings from restructuring actions as well as changes in foreign exchange rates more than offset lower revenues driven primarily by changes in foreign exchange rates, as described above.

Non-Operating Expenses

Interest Expense

Interest expense increased to $9.6 million for the three months ended September 30, 2015 from $5.2 million for the three months ended September 30, 2014 and increased to $22.0 million for the nine months ended September 30, 2015 from $16.6 million for the nine months ended September 30, 2014. The increases were due to higher debt levels as the result of the acquisition of Mavenir on April 29, 2015, as described under “Significant Events and Recent Developments”, above. In September 2015, we amended our April 2015 Credit Facilities as described under “Significant Events and Recent Developments”, above.

Debt retirement and other debt costs

For the third quarter of 2015, we recorded debt retirement and other debt costs of $0.5 million from expenses relating to the September 2015 amendment of our April 2015 Credit Facilities as described under “Significant Events and Recent Developments”, above.

For the second quarter of 2015, we recorded debt retirement and other debt costs of $8.4 million relating to a write-off of the unamortized debt issue costs and unamortized original issue discount as a result of the repayment of our prior credit facilities in April 2015.

In the first quarter of 2015, we recorded debt retirement and other debt costs of $0.7 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million voluntary prepayment of our term loan in February 2015.

In the third quarter of 2014, we recorded debt retirement and other debt costs of $0.7 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million voluntary prepayment of our term loan in August 2014.

In the second quarter of 2014, we recorded debt retirement and other debt costs of $0.8 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of the $25.0 million voluntary prepayment of our term loan in May 2014.

For the first quarter of 2014, we recorded debt retirement and other debt costs of $14.7 million relating to the refinancing of our debt in January 2014. These costs consisted of $10.0 million of unamortized debt issue costs and unamortized original issue discount, $4.2 million of prepayment fees relating to repaying our prior credit facilities and $0.5 million of other costs relating to the refinancing.

Other income (expense)

For the three and nine months ended September 30, 2015, we recorded other income (expense) of ($0.5) million and $20.0 million, respectively compared to $2.9 million and $4.7 million, respectively for the three and nine months ended September 30, 2014. The other income in the three and nine months ended September 30, 2015 was primarily driven by foreign exchange gains (loss) of ($0.9) million and $18.5 million, respectively. The foreign exchange gains for the nine months ended September 30, 2015 related to intercompany balances and were fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

Income tax expense

For the three months ended September 30, 2015, we recorded a net income tax recovery of $12.5 million compared to a recovery of $18.1 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, we recorded a net income tax recovery of $22.2 million compared to a recovery of $25.5 million for the nine months ended September 30, 2014. The income tax recoveries for the three and nine months ended September 30, 2015 were primarily driven by the expected effective tax rate for the year. The income tax recoveries for the three and nine months ended September 30, 2014 were primarily due to a tax recovery on certain non-recurring items primarily related to the Aastra acquisition.

Net Income (Loss)

Our net loss for the third quarter of 2015 was $8.1 million compared to a net loss of $5.3 million in the third quarter of 2014. The higher net loss was primarily due to a lower tax recovery and higher interest expense, which were partially offset by the lower operating loss, as described above.

Our net loss for the nine months ended September 30, 2015 was $14.4 million compared to a net loss of $18.1 million for the nine months ended September 30, 2014. The lower net loss was primarily due to higher other income and lower debt retirement and other debt costs, which were partially offset by the higher operating loss, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss for the nine months ended September 30, 2015 includes loss of $9.8 million related to the pension liability adjustments compared to $28.3 million of other comprehensive loss relating to pension liability adjustments in the nine months ended September 30, 2014. The increase in pension liability and corresponding other comprehensive loss for the nine months ended September 30, 2015 and September 30, 2014 were primarily due to a decrease in the accrued benefit obligation from an increase in the discount rates as the results of updated pension valuations completed during the period. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $34.9 million in the third quarter of 2015 compared to $34.6 million in the third quarter of 2014, an increase of $0.3 million. Excluding the results of Mavenir, Adjusted EBITDA for the three months ended September 30, 2015 increased to $34.8 million as savings from restructuring and integration activities offset the effect of foreign exchange on our operating results.

Adjusted EBITDA, a non-GAAP measure, was $105.9 million for the first nine months of 2015 compared to $109.0 million for the first nine months of 2014, a decrease of $3.1 million. On a pro-forma basis, which includes the results of Aastra for January 2014, Adjusted EBITDA for the first nine months of 2014 was $106.2 million compared to Adjusted EBITDA of $100.9 million for the nine months ended September 30, 2015, excluding the results of Mavenir. The decrease in Adjusted EBITDA was driven by the effect of foreign exchange on our operating results, which were partially offset by savings from restructuring and integration activities.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three and nine months ended September 30, 2015 and September 30, 2014.

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
				(in millions)
Net cash provided by (used in)
Operating activities	$17.3	$20.4	$(3.1)	$36.5	$73.0	$(36.5)
Investing activities	(3.9)	(4.4)	0.5	(354.9)	(18.1)	(336.8)
Financing activities	(5.5)	(24.6)	19.1	293.5	28.9	264.6
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(5.5)	4.5	(3.5)	(3.9)	0.4

Increase (decrease) in cash and cash equivalents	$6.9	$(14.1)	$21.0	$(28.4)	$79.9	$(108.3)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities in the third quarter of 2015 was $17.3 million compared to $20.4 million in the third quarter of 2014. The decrease in cash provided by operating activities was primarily due to unfavorable changes in non-cash operating assets and liabilities in the third quarter of 2015 compared to the third quarter of 2014.

Net cash provided by operating activities in the first nine months of 2015 was $36.5 million compared to $73.0 million in the first nine months of 2014. The decrease in cash provided by operating activities was primarily due to unfavorable changes in non-cash operating assets and liabilities in the third quarter of 2015 compared to the third quarter of 2014.

Cash Used in Investing Activities

Net cash used for investing activities was $3.9 million in the third quarter of 2015 compared to $4.4 million in the third quarter of 2014. The cash used for investing for both periods consisted primarily of additions to property, plant and equipment.

Net cash used for investing activities was $354.9 million for the nine months ended September 30, 2015 compared to $18.1 million for the nine months ended September 30, 2014. The cash used in investing activities for the nine months ended September 30, 2015 consists of $343.7 million for acquisitions, consisting of $343.2 million for the April 2015 acquisition of Mavenir (cash paid of $353.3 million, net of cash acquired of $10.1 million) and $0.5 million for the June 2015 acquisition of Tiger (cash paid of $1.8 million net of cash acquired of $1.3 million), as well as additions to property plant and equipment of $11.2 million. The cash used in investing activities for the nine months ended September 30, 2014 consists of $8.2 million for acquisitions consisting of $0.6 million for the January 2014 acquisition of Aastra (cash paid of $80.0 million, net of cash acquired of $79.4 million) and $7.6 million for the March 2014 acquisition of Oaisys (cash paid of $7.9 million net of cash acquired of $0.3 million), as well as additions to property plant and equipment of $9.9 million.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the third quarter of 2015 was $5.5 million compared to cash used in financing activities of $24.6 million in the third quarter of 2014. Cash used in financing in the third quarter of 2015 included $2.4 million of fees and expenses paid relating to the September 2015 amendment of our April 2015 Credit Facilities as described under “Significant Events and Recent Developments”, above, of which $1.9 million are being deferred and amortized over the term of our term loan. Cash used in financing in the third quarter of 2014 included the $25.0 million voluntary repayment of our term loan made in August 2014.

Net cash provided by financing activities in the first nine months of 2015 was $293.5 million compared to cash provided by financing activities of $28.9 million in the first nine months of 2014. The cash provided by financing activities in the first nine months of 2015 consisted primarily of net proceeds from the April 2015 refinancing, partially offset by a $25.0 million voluntary repayment of our term loan made in February 2015. Cash provided by financing for the nine months ended September 30, 2014 consists primarily of net proceeds from the January 2014 refinancing, partially offset by the $25.0 million voluntary repayment of our term loan made in August 2014 and the $25.0 million voluntary repayment of our term loan made in May 2014. The proceeds from the new credit facility of $353.2 million were partially offset by repayments of the prior credit facilities of $258.5 million as well as fees and costs related to the refinancing of $15.2 million.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $1.0 million during the third quarter of 2015 (third quarter of 2014—$5.5 million decrease) and decreased cash by $3.5 million for the first nine months of 2015 (first nine months of 2014—$3.9 million decrease).

Liquidity and Capital Resources

As of September 30, 2015, our liquidity consisted primarily of cash and cash equivalents of $82.9 million and an undrawn $50.0 million revolving facility. During the third quarter of 2015, we drew and subsequently repaid up to $15.0 million on our revolving facility. At September 30, 2015, we had $658.4 million outstanding under our term loan under our April 2015 Credit Facilities.

Cash and Cash Equivalents

At September 30, 2015, we had cash of $82.7 million and cash equivalents of $0.2 million (December 31, 2014 – cash of $110.0 million and cash equivalents of $1.3 million). Our cash equivalents generally consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

Credit Facilities

Our April 2015 Credit Facilities consist of a $658.4 million term loan, due in 2022, and an undrawn $50.0 million revolving facility, which matures in 2020. In September 2015, we amended the April 2015 Credit Facilities to provide us with additional operating flexibility. The April 2015 Credit Facilities, as amended in September 2015, contain affirmative and negative covenants, as described in note 10 to the Interim Financial Statements. Our prior credit facilities, the January 2014 Credit Facilities, were repaid in April 2015 with a portion of the proceeds from the April 2015 Credit Facilities entered into in conjunction with the acquisition of Mavenir, as described under “Significant Events and Recent Developments”, above.

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability increased to $143.7 million at September 30, 2015 from $136.1 million at December 31, 2014 due primarily to a decrease in the discount rate assumption during the first nine months of 2015.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At September 30, 2015, the plan had an unfunded pension liability of $95.1 million (December 31, 2014 — $91.2 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the 2014 calendar year was determined to be $4.9 million (£3.2 million), and increases at an annual rate of 3% for the calendar years 2015 and 2016.

We have unfunded pension obligations related to entities in France and Germany. In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. At September 30, 2015, we had unfunded pension liabilities in France and Germany totaling $23.3 million (December 31, 2014 – $24.2 million).

In addition, we have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At September 30, 2015, a liability of $23.9 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2014 – $18.9 million).

Liquidity

We believe we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on restructuring and integration actions, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, changes in foreign exchange rates and the cost, timing and success of potential acquisitions. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under the existing credit agreements governing our April 2015 Credit Facilities.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2015:

	Payments Due by Year
Contractual Obligations	Last three months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Long-term debt obligations (1)	$10.7	$42.8	$42.4	$42.0	$41.7	$711.2	$890.8
Capital lease obligations (2)	1.7	5.0	3.2	1.4	0.2	—	11.5
Operating lease obligations (3)	6.7	22.8	18.6	14.1	10.0	24.3	96.5
Defined benefit plan contributions (4)	1.3	5.2	—	—	—	—	6.5
Other	0.6	2.0	1.8	1.0	—	—	5.4

Total	$21.0	$77.8	$66.0	$58.5	$51.9	$735.5	$1,010.7

(1)	Represents the principal and interest payments on our term loan outstanding. Interest on our term loan is based on LIBOR plus 4.5% with LIBOR subject to a 1.0% floor. For the purposes of estimating the variable interest, the greater of the average three-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.0%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows as an estimate is not practicable.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on capital lease obligations range from 5.1% to 7.4%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2016 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Annual Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $17.3 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At September 30, 2015, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $48.9 million (December 31, 2014 —$61.7 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Annual Financial Statements included in our Annual Report, with updates to these policies described in note 2 to our Interim Financial Statements. The following critical accounting policies have been updated to reflect our results up to September 30, 2015:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.0% of the ending aggregate lease portfolio as of September 30, 2015 compared to 3.9% at December 31, 2014. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of September 30, 2015. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of September 30, 2015 and December 31, 2014, the provision represented 6.4% and 5.3% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first nine months of 2015 are included in note 13 to the Interim Financial Statements.

For the three and nine months ended September 30, 2015, stock-based compensation expense was $3.8 million and $8.9 million, respectively (three and nine months ended September 30, 2014—$1.5 million and $4.5 million, respectively). As of September 30, 2015, there was $37.8 million of unrecognized stock-based compensation expense (December 31, 2014—$12.7 million). We expect this cost to be recognized over a weighted average period of 3.3 years (December 31, 2014—3.1 years).

Significant Recent Accounting Pronouncements

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU adds a Revenue from Contracts with Customers subtopic to the FASB ASC and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for us in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. We are currently evaluating the effect that the adoption of this ASU will have on our consolidated financial statements.

Classification of debt issue costs

In April 2015, the FASB issued ASU 2015-03 to require debt issue costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted this amendment in the second quarter of 2015. The adoption resulted in $7.0 million of debt issue costs at December 31, 2014 being reclassified from other non-current assets to a direct deduction from the carrying amount of long-term debt. In addition, debt issue costs relating to the April 2015 refinancing and the September 2015 amendment have been recorded as a direct deduction from the carrying amount of long-term debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2015, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

The acquisition of Mavenir on April 29, 2015, represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting which was completed as of December 31, 2014. Tangible assets of approximately $130.6 million related to the Mavenir business were included in Mitel’s consolidated balance sheet at September 30, 2015 and, for the three and nine months ended September 30, 2015 (representing operations of the Mavenir business from the acquisition date of April 29, 2015), total revenues of approximately $42.4 million and $66.9 million, respectively and a net loss of approximately $11.9 million and $19.8 million, respectively were included in the consolidated statement of operations . The Mavenir business utilizes separate information and accounting systems and processes. Prior to the acquisition, Mavenir was identified as an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, it was subject to certain reduced public company reporting requirements, including an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. The Company intends to extend its Sarbanes-Oxley Section 404 compliance program to include the Mavenir business. However, the Company does not anticipate completing an evaluation and review of Mavenir’s internal control over financial reporting by December 31, 2015, the date of management’s next assessment of the Company’s internal control over financial reporting (the “2015 Assessment”). Accordingly, management anticipates excluding the Mavenir business from the 2015 Assessment.

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

While elements of the previously reported material weakness are no longer applicable due to controls that currently exist at Mitel, throughout the remainder of 2015 the Company expects to implement a number of additional controls to remediate any remaining elements of the material weakness described above. The Company expects to include Mavenir in its evaluation of internal control over financial reporting at December 31, 2016.

Other than the acquisition of Mavenir, there were no significant changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, we were named a defendant in three purported stockholder class actions, two of which have been consolidated, that challenge the acquisition of Mavenir. None of the complaints stated any amount of damages. The plaintiffs in the consolidated action filed a second amended complaint, which does not name us as a defendant. Our subsidiary formerly known as Mavenir has indemnified the former directors of Mavenir who are defendants in the lawsuits. We continue to believe that the allegations in all of the complaints are without merit. Although we do not believe such litigation will have a material impact on our financial condition or results of operations, we cannot predict with certainty the outcome of such litigation.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the fiscal period ended December 31, 2014. In addition, you should carefully consider the additional risk factors related to our acquisition of Mavenir set forth below. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. The additional risk factors related to our acquisition of Mavenir are as follows:

The future revenue growth in our mobile business segment is substantially dependent upon the speed of adoption of 4G LTE technology by mobile service providers.

While we derive, and expect to continue to derive, a substantial portion of our revenue from our messaging solutions, we expect the future revenue growth of our recently acquired mobile business to be driven largely by sales of our IP-based voice, video, rich communications and enhanced messaging services, which collectively represent our 4G LTE solutions. IP-based communication services and 4G LTE technology represent new, data-packet-based mobile communications technologies, and their deployment is still in its early stages. Our 4G LTE solutions are dependent upon the use of 4G LTE technology because these solutions are high-bandwidth data applications that require the high-bandwidth access networking provided by 4G LTE technology.

Mobile service providers have delayed implementation of 4G LTE technology for one or a number of reasons, including costs associated with transitioning, costs of handsets, and that their subscribers may not be willing or able to pay for any increased costs of plans that result from the implementation of 4G LTE technology. As a result, if widespread move to 4G LTE technology continues at a slower pace than we expect, the future revenue growth of our mobile business will be materially and adversely affected.

The revenue growth in our mobile business segment will be limited if mobile service providers choose the 4G LTE solutions of our competitors over ours, or if 4G LTE products and solutions do not achieve and sustain high levels of demand and market acceptance.

The future revenue growth in our mobile business segment depends on mobile service providers choosing our 4G LTE solutions over those of our competitors. Additionally, the market for 4G LTE products and solutions is relatively new and still evolving, and it is uncertain whether these products and solutions will achieve and sustain high levels of demand and market acceptance. Even if mobile service providers perceive the benefits of 4G LTE products and solutions, they may not select our 4G LTE solutions for implementation and may instead choose our competitors’ solutions or wait for the introduction of other solutions and technologies that might serve as a replacement or substitute for, or represent an improvement over, our 4G LTE solutions, which would significantly and adversely affect the operating results of our mobile business and could adversely affect the operating results of our business as a whole.

The future success of our mobile business segment depends significantly on our ability to sell our solutions to mobile service providers operating wireless networks that serve large numbers of subscribers.

The future success of our mobile business depends significantly on our ability to sell our solutions to mobile service providers operating wireless networks that serve large numbers of subscribers and transport high volumes of traffic. The mobile communications services industry historically has been concentrated among a relatively small number of providers. Because the twenty largest mobile service providers continue to constitute a significant portion of the market for mobile communications equipment, our success depends significantly on our ability to sell solutions to them. Additionally, if we fail to expand our customer base to include additional customers that deploy our solutions in large-scale networks serving significant numbers of subscribers, our revenue growth will be limited.

Our future software products and maintenance revenue and our revenue growth depend significantly on the success of our efforts to sell additional solutions and maintenance services to our existing mobile service provider customers.

Our mobile business strategy depends significantly on our sales of additional solutions to our existing mobile service provider customers. In addition, our solutions are generally accompanied by right-to-use licenses under which we receive a payment based upon the numbers of subscribers to such services. Therefore, the growth of our mobile business will also depend on our customers’ expanded use of our solutions over greater numbers of subscribers over time. Mobile service providers may choose not to purchase additional solutions from our mobile business or may choose not to expand their use of, or not to purchase continued maintenance and support for, our mobile business solutions, or might delay additional purchases that we may expect. These events could occur for a number of reasons, including because our mobile service provider customers are not experiencing sufficient subscriber demand for the services that our mobile business solutions enable, or because mobile service providers choose solutions other than ours. If we are not successful in selling new and additional mobile business solutions to our existing mobile service provider customers or if those customers do not elect to expand their use of our solutions over additional subscribers in their networks, our mobile business revenue could grow at a slow rate or decrease.

The success of our mobile business segment depends in large part on mobile service providers’ continued deployment of, and investment in, modern telephony equipment and rich communications solutions.

A significant portion of our product and solution suite is dedicated to enabling mobile service providers to deliver voice and multimedia services over newer and faster IP-based broadband networks. As a result, our success depends significantly on these mobile service providers’ continued deployment of, and investment in, their IP-based networks. Mobile service providers’ deployment of IP-based networks and their migration of communications services from existing circuit-based 2G and 3G networks to IP-based networks is still in its early stages. These mobile service providers’ continued deployment of, and investment in, IP-based networks and rich communications solutions depends on a number of factors outside of our control. These factors include capital constraints, the presence of available capacity on legacy networks, perceived subscriber demand for rich communications solutions, competitive conditions within the telecommunications industry and regulatory issues. If mobile service providers do not continue deploying and investing in their IP-based networks, for these or other reasons, the operating results of our mobile business will be, and the operating results of our business as a whole could be, materially and adversely affected.

Consolidation in the communications industry can reduce the number of mobile service provider customers and adversely affect our mobile business segment.

Historically, the communications industry has experienced, and it may continue to experience, consolidation and an increased formation of alliances among mobile service providers and between mobile service providers and other entities. Should one of our significant mobile service provider customers consolidate or enter into an alliance with another customer, it is possible that the combined entity could reduce capital expenditures on technology that requires our solutions. It is also possible that such combined entity could decide to either use a different supplier or to renegotiate its supply and service arrangements with us. These consolidations or alliances may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which could have a material adverse effect on our mobile business and our business as a whole. We may not be able to offset the effects of any price reductions. We may not be able to expand our customer base to make up any revenue declines of our mobile business segment if we lose customers or business.

We depend on a limited number of mobile service provider customers for a substantial portion of our mobile business segment revenue in any fiscal period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our mobile business segment revenue.

We derive a substantial portion of our mobile business segment revenue in any fiscal period from a limited number of mobile service provider customers as a result of the relatively concentrated nature of our target market and the relatively early stage of development of our mobile business. During any given fiscal period, a small number of customers may account for a significant percentage of our mobile business segment revenue. Generally, our mobile business does not have and does not enter into multi-year purchase contracts with customers, nor do we have contractual arrangements to ensure future sales of solutions from our mobile business to our existing customers. The inability of our mobile business to generate anticipated revenue from key existing or targeted customers, or a significant shortfall in sales to them, would significantly reduce our mobile business revenue and could adversely affect our business. The operating results of our mobile business in the foreseeable future will continue to depend on our ability to effect sales to existing and other large mobile service provider customers.

The long and variable sales and deployment cycles for our mobile solutions may cause our mobile business segment operating results to vary materially from quarter to quarter, which may negatively affect our operating results, and potentially our stock price, for any given quarter.

Our mobile business solutions have lengthy sales cycles, which typically extend from six to eighteen months. A mobile service provider’s decision to purchase our mobile business solutions often involves a significant commitment of its resources after an evaluation, qualification and competitive bid process with an unpredictable length. The length of our mobile business sales cycles also varies depending on the type of mobile service provider to which we are selling, the solution being sold and the type of network in which our mobile business product will be utilized. We may incur substantial sales, marketing and technical expenses and expend significant management effort during this time, regardless of whether we make a sale.

Even after making the decision to purchase our products, our mobile service provider customers may deploy our products slowly. Timing of deployment can vary widely among mobile service providers. The length of a mobile service provider’s deployment period may directly affect the timing of any subsequent purchase of additional solutions by that mobile service provider. In addition, in some situations we recognize revenue only upon the final acceptance of our solution by a customer, so the timing of purchase and deployment by our customers can significantly affect our operating results for a fiscal period.

As a result of the lengthy and uncertain sales and deployment cycles for our solutions, it is difficult for us to predict the quarter in which our mobile service provider customers may purchase additional solutions or features from us or in which we may recognize revenues. Therefore, the operating results of our mobile business may vary significantly from quarter to quarter, which may negatively affect our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this Report, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2015.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and September 30, 2014; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2015; (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 and September 30, 2014; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.