Form 10-K
period 2015-12-31
MITEL NETWORKS CORP
filed 2016-02-29
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $853,652,029.

As of February 19, 2016, there were 120,793,135 common shares outstanding.

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

All dollar amounts quoted in this Report are provided in United States dollars, unless otherwise stated. All references to websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

2

MITEL NETWORKS CORPORATION

2015 FORM 10–K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

PART I

Item 1. Business

Business Overview

We are a global provider of cloud, mobile and enterprise communications and collaboration solutions. Through our software product development, we help more than 60 million business end users, two million cloud communications end users, and more than 130 mobile service providers, including more than half of the top 20 mobile carriers in the world, seamlessly connect, collaborate and provide innovative solutions to their customers.

In the past five years, we have fundamentally reshaped our company from a premise-based, unified communications and telephony company into a diverse global market leader in multiple segments with established positions in the cloud, mobile and enterprise markets. As a result of both our organic in-house development and our merger and acquisition activity over the last few years, we believe that we are uniquely positioned to offer cloud, mobile and enterprise customers a comprehensive portfolio of complementary and interoperable communications and collaborations solutions.

Our Cloud Division (reported as the Cloud segment) offers a full range of private, public, hybrid and mobile Software as a Service (“SaaS”) solutions for businesses of all sizes. This includes Unified Communications as a Service (“UCaaS”) solutions which enable businesses to consume and pay for their communications services on a monthly subscription basis. We also offer cloud-based telephone and network services in the United States.

Our Mobile Division (reported as the Mobile segment) offers 4G Long Term Evolution (“LTE”) mobile networking products that enable service providers to deliver internet protocol (“IP”) based voice, video, rich communications and enhanced messaging services to their subscribers globally. These solutions enable service providers to offer mobile services that generate new revenue and improve subscriber satisfaction and retention, while accelerating time-to-market of new services and reducing network costs.

Our Enterprise Division (reported as the Enterprise segment and formerly named the Premise segment) offers a broad range of unified communications and collaboration (“UCC”) solutions which address and support the full spectrum of technology specifications from digital to IP to cloud to mobile, and from platforms to applications to end user devices. Our enterprise solutions include the latest virtualization capabilities and desktop and mobile applications to enable businesses of all sizes to take advantage of the most advanced technology developments while maximizing their current communications investments.

Additionally, our software enables customers to upgrade their communications environments at their own pace, whether in a cloud, mobile or enterprise environment. Our cloud and enterprise solutions generally interoperate with various systems supplied by other vendors, including global market leaders such as VMware, Microsoft, Salesforce.com and Google. This interoperability allows our customers to utilize their existing communications infrastructure and gives them the flexibility to choose the solutions that best address their individual business needs. We have also designed our software and end user devices to allow access to our solutions from mobile devices. Our mobile solutions and capabilities are embedded in some of the world’s leading mobile devices including those from Apple and Samsung. We complement our communications solutions with support, professional and managed services for our customers, including channel partners, which range from planning and design all the way through to implementation and support.

We have invested heavily in the research and development (“R&D”) of our IP-based communications and collaboration solutions to take advantage of the world-wide shift from traditional digital communications systems to the deployment of IP-based cloud, mobile and enterprise solutions. We believe our early and sustained R&D has positioned us to capitalize on the industry shift to mobile communications, and from legacy systems to IP and cloud communications solutions, including UCC. We control a global patent portfolio of over 1,800 patents and pending applications. We believe our R&D provides us with the enhanced knowledge to anticipate expected market trends and meet the current and future needs of our customers and channel partners.

With an expanded and truly global geographic footprint, partially attributable to acquisitions such as that of Mavenir Systems, Inc. (“Mavenir”) on April 29, 2015 (the “Mavenir Acquisition”), we now have customers in more than 100 countries. We are structured around three primary geographic markets defined as the Americas, which includes the United States, Canada and the Caribbean and Latin America; EMEA, which includes the continent of Europe, the Middle East and Africa; and Asia Pacific, which includes the continent of Asia and the Pacific region, including Australia and New Zealand. We believe the Mavenir Acquisition solidified our comprehensive portfolio of unified communications and rich communications services across cloud, mobile and fixed environments and positions us to be a leader in the emerging mobile enterprise market. The acquisition of a mobile company added a new high-growth business division to our existing cloud and enterprise communications divisions in which mobile-centric capabilities are becoming increasingly influential. We continue to evaluate opportunities for additional acquisitions in the future.

Segments

Our business and operations are organized into three segments: Cloud, Mobile and Enterprise. Our Cloud and Enterprise Divisions sell products primarily through an indirect distribution channel model, addressing the needs of business customers worldwide through more than 2,500 channel partners. The Mobile Division sells its products directly to carriers and their mobile network operating companies, service providers, and through channel partners and system integrators. For financial information on our business segments for the last three fiscal years, see “Item 8. Financial Statements and Supplementary Data.”

Cloud

The Cloud Division portfolio includes a comprehensive family of cloud communications services that are designed to meet the complete communications requirements of our business customers. Offered under the “MiCloud” branding, the portfolio includes a full suite of cloud-based UCC solutions (voice services, dial plans, audio conferencing, voicemail, call center functionality, video conferencing, along with team collaboration applications) seamless mobility, and reliability, built to suit small and growing businesses along with large scale enterprises. MiCloud solutions and services are sold in a direct and indirect model for the consumption of end users and partners alike. Services, in most cases, are offered on a monthly subscription basis (as a fixed operational expense), aiming to eliminate the need for organizations to buy and maintain a phone system on their premises. The portfolio also enables partners and service providers to create highly optimized service offerings they can host themselves or through a Mitel operated data center.

Mobile

The Mobile Division portfolio includes solutions that deliver mobile voice and video, enhanced messaging and core network infrastructure. The Mobile Division was formed in connection with the Mavenir Acquisition and primarily sells and supports software-based telecommunications networking solutions that enable mobile network operators to deliver IP-based voice, video, rich communications and enhanced messaging services to their subscribers. Our broad range of software solutions for 4G Long Term Evolution (“LTE”) mobile networks include Rich Communication Services (“RCS”), which enable enhanced mobile communications, such as group text messaging, multi-party voice or video calling, as well as next generation voice services including Voice over LTE (“VoLTE”) and Voice over Wi-Fi (“VoWi-Fi”). Revenue in the Mobile Division is generated from sales of networking solutions. After the initial implementation of a networking solution, we may sell additional software licenses, which may include additional hardware to support the capacity licenses, and additional periods of post-contract support.

Enterprise

The Enterprise Division portfolio integrates voice, unified communications and collaboration applications, and contact center applications on fixed and mobile networks across a wide range of end-user devices such as desk phones, mobile phones, tablets, desktop and laptop computers. The Enterprise Division sells and supports business communications products and services to customers that prefer premises-based or private cloud deployments. This includes our IP-based telephony platforms, desktop devices, in-building mobile devices, UCC and contact center applications that are primarily deployed on the customer’s premises. Premises-based sales are typically sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we may also offer.

Mitel’s Product Portfolio

In recent years, we have capitalized on acquisition opportunities to expand our capabilities and deliver an integrated product portfolio that enhances the offerings we can provide to our channel partners and customers. At the same time, we are continuing to focus on our R&D investments to ensure that we are in a position to offer a compelling path towards new functionality for our customers. The Mavenir Acquisition, which we now report as our Mobile segment, has expanded the breadth of our solutions and product offerings to address the requirements of mobile service providers and subscribers.

Our product portfolio includes premises and cloud-based enterprise communications infrastructure products and solutions, UCC and contact center applications and a variety of value-added service offerings. In addition, with the creation of the Mobile Division, we have augmented our voice and video and enhanced messaging solutions to include products intended for direct implementation by the mobile carriers.

Mitel Product Portfolio—Overview

Three Business Divisions: Cloud, Mobile, Enterprise

Cloud	Mobile	Enterprise
MiCloud Office	Voice and video	Business IP and digital phones (wired and wireless)
MiCloud Business	Converged Messaging	MiVoice communications platforms
MiCloud Enterprise	SBCs and Border Gateways	MiCollab UCC applications
MiCloud Cloud Contact Center	IMS Core	MiContact Center applications
MiCloud for Partners	Diameter Signaling	Service offerings
MiCloud for Service Providers	Evolved Packet Core

Partnerships

One important result of the evolution of integrated communications and cloud solutions is the simplicity with which products and services, from a variety of sources, can be easily integrated to provide a better solution for customers. By partnering with others, we can concentrate on our core areas of expertise while leveraging the capabilities of its channel partners for the benefit of its customers. We have four key types of technology partnerships: strategic alliances, operational partners, affiliates and solution alliances.

Customers

Our customers include more than 60 million business end users, nearly two million cloud communications end-users, and more than 130 mobile service providers including more than half of the top 20 mobile carriers in the world. No single customer accounted for more than 10% of our revenues in fiscal 2015. We have also developed a comprehensive understanding of certain vertical markets such as hospitality, education, government, healthcare, and retail. Our solutions can be tailored to meet the business communications needs of these and other vertical markets.

Competition

We compete in the cloud, mobile and enterprise communications markets, providing products and services for transporting data, voice and video traffic across intranets, extranets, mobile networks and the internet. These markets are characterized by rapid change, converging technologies and a migration to networking and communications solutions that offer relative advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our new product markets. As we continue to expand globally, we may see new competition in different geographic regions.

Competitors for the Cloud Division include hosted and cloud services providers, such as Avaya Inc., Atos SE, Broadsoft, Inc., Cisco Systems, Inc., 8X8, Inc., J2 Global, Inc., Ring Central Inc., Sprint Nextel Corporation, ShoreTel, Inc., Verizon Communications Inc., Vonage, Inc., West IP Communications, Inc., and XO Holdings, Inc., and other hosted PBX providers. In our wholesale cloud offerings, we also face competition from AT&T, Inc., CBeyond Inc., U.S. Telepacific Corp., Verizon Communications Inc., XO Holdings, Inc. and other communications service providers.

Competitors for the Mobile Division include major network infrastructure suppliers, which include Telefonaktiebolaget LM Ericsson, Nokia Corporation and Huawei Technologies Co. Ltd., specialty or point solution suppliers, which include Oracle Corporation and Sonus Networks, Inc., voice application server suppliers, such as Broadsoft, Inc. and Metaswitch Ltd., and messaging specialists such as Comverse, Inc. The Mobile Division also competes with some of our channel partners that sell our Equipment Identity Register. We believe that the areas in which we compete with these channel partners will have no material impact on existing resale arrangements.

Competitors for the Enterprise Division are primarily from two groups of vendors: traditional IP communications vendors and software vendors who are adding communications and collaboration solutions to their offerings. We compete against many traditional IP communications vendors, including Alcatel-Lucent Enterprise, Ascom Holding AG, Avaya Inc., Atos SE, Cisco Systems, Inc., Grandstream Networks, Inc., NEC Corporation, Panasonic Corporation, Polycom, Inc., ShoreTel, Inc., Snom Technology AG, Toshiba Corporation, Uniden Corporation, VTech Holdings Limited and Yealink Inc. We also compete with software vendors who, in recent years, have expanded their offerings to address the UCC market. This group of competitors includes Microsoft Corporation and Google Inc.

Some of these companies compete across many of our product lines, while others are primarily focused in a specific product area. New ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with which we have strategic alliances in some areas may be competitors in other areas, and in our view this trend may increase. In addition, because the market for our products is subject to rapid technological change as the market evolves, we may face competition in the future from companies that do not currently compete in our markets, including companies that currently compete in other sectors of information technology, communications and software industries.

Sales and Marketing

Our Cloud and Enterprise segments are primarily supported through an indirect distribution model, which addresses the needs of our customers in more than 100 countries through our channel partners worldwide. We believe our extensive channel partner network combined with our corporate and regional support allows us to scale our business for volume and sell our solutions globally, resulting in an efficient cost of sale model. We recruit our channel partners with a focus on expanding market coverage and securing the skills needed to successfully sell, implement and support our communications solutions.

The Mobile Division is primarily supported through a direct sales model. The Mobile Division’s direct sales organization focuses on selling to leading mobile service providers throughout the world. Its relationships with leading mobile service providers and experience in their labs have given it significant insight into customer networks and decision-making processes with respect to deployment of solutions. The Mobile Division maintains sales and support offices in several markets around the world, including the United States, Canada, the United Kingdom, India, Singapore, China and Australia. The Mobile sales team is managed geographically and by key accounts to ensure appropriate focus on its global customer base. The Mobile Division has also developed relationships with a number of channel partners, which have allowed it to reach a broader mobile service provider market than would be possible through its direct sales efforts.

Research and Development

We regularly seek to introduce new products and features to address the requirements of our markets. Our history of success in software-based cloud, mobile and enterprise communications solutions has provided us with the foundation for continued innovation. Our R&D personnel are skilled with deep domain expertise in the diverse areas of telecommunications, IP networking, cloud-based and premises-based Unified Communications, mobile networking and messaging, and Contact Center solutions software development and web technologies. We work to continuously improve our R&D efforts through operational measurement, adoption of best practices, effective partnerships and investment in our people. Further, we have initiated R&D investment on the intersection of our mobile, cloud and enterprise portfolios to provide our customers and channel added benefit as these technology markets converge.

At December 31, 2015, we had approximately 1,300 employees working in our R&D department. Our global R&D workforce is located predominately in North America, Europe, India and China.

Please see Item 6, “Selected Financial Data”, of Part II in this Annual Report for the amount spent during each of the last five fiscal years on R&D activities determined in accordance with U.S. generally accepted accounting principles, or GAAP.

Manufacturing and Supply Chain Management

A significant amount of our enterprise and cloud portfolios consists of appliances and desktop devices. Our objective is to deliver high-quality and unique products to our channel partners and customers while optimizing our operational cost structure and ensuring continuity of supply. To meet this objective, we leverage our contract manufacturers and component suppliers, protect supply continuity and facilitate manufacturing portability across manufacturers. We are currently integrating the procurement and supply chain activities of the Mobile segment, the addition of which has not materially impacted our manufacturing and supply chain management.

We primarily use high-volume contract manufacturers and component suppliers. We require our component suppliers to make information visible so that we can assess their performance for technical innovation, financial strength, quality, support and operational effectiveness. Our primary contract manufacturers are Flextronics International Ltd. and Pegatron Corporation, with whom we have held manufacturing relationships since 2006 and 2012, respectively. Following the acquisition of Aastra in January, 2014, we also began to utilize a number of smaller contract manufacturers. In late 2014, and as part of our integration of the Aastra business, we initiated a review of all our contract manufacturing partners to assess opportunities to further consolidate our out-sourced manufacturing business. This assessment was completed during the first half of calendar 2015. We do not have any long-term purchase commitments with any of our contract manufacturers.

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

Intellectual Property

Our intellectual property assets include patents, industrial designs, trademarks, proprietary software, copyrights, domain names, operating and instruction manuals, trade secrets and confidential business information. These assets are important to our competitiveness and we continue to expand our intellectual property portfolio in order to protect our rights in new technologies and markets. We have a broad portfolio of over 1,800 patents and pending applications, covering over 500 inventions, in areas such as Voice-over IP, collaboration, presence, messaging and mobility.

We leverage our intellectual property by asserting our rights in certain patented technologies. Certain companies have licensed or offered to purchase patents within our portfolio.

Our solutions contain software applications and hardware components that are either developed and owned by us or licensed to us by third parties. The majority of the software code embodied in our products has been developed internally and is owned by us.

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

We have also entered into a number of non-exclusive license agreements with third parties to use, integrate and distribute certain operating systems, digital signal processors and semiconductor components as part of our communications platforms. If any of these third-party licenses were to terminate, we would look to license functionally-equivalent technology from another supplier.

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

The risks associated with patents and intellectual property are more fully discussed in “Item 1A. Risk Factors—Risks Related to Intellectual Property”.

Employees

We had a total of approximately 4,500 employees worldwide as of December 31, 2015. We consider our relationship with all of our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, integrate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Availability of Information

We were incorporated on January 12, 2001 under the Canada Business Corporations Act (“CBCA”) with our headquarters in Ottawa, Canada. The mailing address of our principal executive offices is 350 Legget Drive, Ottawa, Ontario Canada K2K 2W7, and our telephone number at that location is (613) 592-2122. Our website is www.mitel.com.

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

We make available, through our Internet website for investors (http://investor.mitel.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after electronically filing such material with the Securities and Exchange Commission (SEC) and with Canadian securities regulators. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document. All such filings are available free of charge.

Item 1A. Risk Factors

You should carefully consider the risks below, as well as all of the other information contained in this Report and our financial statements and the related notes included elsewhere in this Report, in evaluating our company and our business. Any of these risks could materially adversely affect our business, financial condition and results of operations and the trading price of our common stock. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Report for additional risks.

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

Our quarterly and annual revenues and operating results have historically fluctuated and are not necessarily indicative of results to be expected in future periods. A number of factors may cause our financial results to fluctuate significantly from period to period, including:

•	general economic conditions;

•	the fact that an individual order or contract can represent a substantial amount of revenues for that period;

•	the size, timing and shipment of individual orders or customer subscriptions;

•	changes in pricing or discount levels by us or our competitors;

•	changes in foreign currency exchange rates;

•	the mix of products and services sold by us;

•	the timing of the announcement, introduction and delivery of new products, programs and services, product enhancements by us or our competitors;

•	the ability to execute on our strategy and operating plans;

•	the effect of acquisitions and dispositions;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements

•	changes in tax laws, regulations or accounting rules;

•	our ability to maintain appropriate inventory levels and purchase commitments;

•	the overall movement toward industry consolidation among both our competitors and our customers;

•	slowing sales or variations in sales rates by our channel partners to their customers;

•	changes to our global organization and retention of key personnel;

•	fluctuations in our gross margins, and the factors that contribute to such fluctuations;

•	changes in the underlying factors and assumptions used in determining stock-based compensation;

•	long and variable sales cycles and or regulatory approval cycles, particularly in our mobile segments; and

•	material security breaches or service interruptions due to cyberattacks or infrastructure failures or unavailability.

As a result of the above factors, a quarterly or yearly comparison of our results of operations is not necessarily meaningful. Prior results are not necessarily indicative of results to be expected in future periods. If our operating results are below the expectations of the stock market securities analysts or investors, or below any financial guidance we may provide to the market, our stock price will likely decline.

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

As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer complementary or adjacent products, services and technologies. Mergers and acquisitions of technology companies are inherently risky. Strategic acquisitions or investments could materially adversely affect our operating results and the price of our common shares. Strategic acquisitions and investments involve significant risks and uncertainties, including:

•	unanticipated costs and liabilities;

•	difficulties in marketing and integrating new products, software, businesses, operations and technology infrastructure in an efficient and effective manner, including the integration of businesses where a portion or all of the business is in an adjacent industry;

•	difficulties in maintaining customer relations;

•	the potential loss of key employees of the acquired businesses;

•	the diversion of the attention of our senior management from the operation of our daily business;

•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition purchase price being paid in cash;

•	the potential significant increase of our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	the potential issuance of securities that would dilute our shareholders’ percentage ownership;

•	the potential to incur restructuring and other related expenses, including significant transaction costs that may be incurred regardless of whether a potential strategic acquisition or investment is completed;

•	the inability to maintain uniform standards, controls, policies and procedures, including the inability to establish and maintain adequate internal controls over financial reporting;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	potential impairment charges on higher levels of goodwill and intangible assets as a result of impairment testing performed on a regular basis;

•	higher amortization expenses related to acquired definite-lived intangible assets; and

•	becoming subject to intellectual property or other litigation.

Our inability to successfully operate and integrate newly acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins and expenses. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results. Prior acquisitions have resulted in a wide range of outcomes.

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

Our financial statements are presented in U.S. dollars while a significant portion of our revenue is earned, and a substantial portion of our operating expenses are payable, in currencies other than the U.S. dollar, in particular the Euro, British pound sterling, Canadian dollar, Swedish krona, Australian dollar, Chinese yuan, Indian rupee, and Swiss franc. Due to the substantial volatility of currency exchange rates, exchange rate fluctuations may have an adverse impact on our future revenues or expenses presented in our financial statements.

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

The market for our solutions is highly competitive. In addition, because the market for our solutions is subject to rapidly changing technologies, we may face competition in the future from companies that do not currently compete in our business communications market, including companies that currently compete in other sectors of the information technology, communications or software industries, mobile communications companies or communications companies that serve residential customers, rather than business customers.

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

Please see Item 1, “Business—Competition” in Part I in this Annual Report for a list of our competitors.

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

The markets for our solutions continue to be subject to market risks and uncertainties that could cause significant delays and expenses.

The markets in which we operate are characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introduction and enhancements and changes in customer requirements. Our products and services, or third party solutions with which our products interface, can evolve rapidly and in ways we may not anticipate. Our operating results may be adversely affected if the market opportunity for our products and services does not develop in the ways that we anticipate, if our products become incompatible with third-party solutions or if other technologies become more accepted or standard in our industry.

We are dependent on our customers’ decisions to purchase, and our success in selling, our solutions.

Our business remains dependent on customer decisions to migrate their legacy communications infrastructures to solutions based on newer technology, such as ours. While these investment decisions are often driven by macroeconomic factors, customers may also delay the purchase of newer technology due to a range of other factors, including prioritization of other IT projects, delays or failures to meet certifications requirements of certain of our customers and the weighing of the costs and benefits of deploying new infrastructures and devices. The purchase of our solutions among new or existing customers may not grow at the rates we currently anticipate.

A substantial portion of our mobile business depends on the continued growth of mobile communications, which historically has been concentrated among a relatively small number of providers. Because the twenty largest mobile service providers continue to constitute a significant portion of the market for mobile communications equipment, our success depends significantly on our ability to sell solutions to them in terms of both the number of subscriptions and usage per subscriber, which in turn drives the continued deployment and expansion of network systems by our customers. If operators fail to increase the number of subscribers and/or usage does not increase, our business and operating results could be materially adversely affected. Also, if operators fail to monetize new services, fail to introduce new business models or experience a decline in operator revenues or profitability, their willingness to further invest in their network systems may decrease which will reduce their demand for our products and services and have an adverse effect on our business, operating results and financial condition.

Our business may be harmed if we infringe intellectual property rights of third parties.

There is considerable patent and other intellectual property development activity in our industry. Our success depends, in part, upon our not infringing intellectual property rights owned by others. Our competitors, as well as a number of individuals, patent holding companies and consortiums, own, or claim to own, intellectual property relating to our industry. Our solutions may infringe the patents or other intellectual property rights of third parties. We cannot determine with certainty whether any existing third-party patent, or the issuance of new third-party patents, would require us to alter our solutions, obtain licenses, pay royalties or discontinue the sale of the affected applications and products. Our competitors may use their patent portfolios in an increasingly offensive manner in the future. We are currently and periodically involved in patent infringement disputes with third parties, including claims that have been made against us for the payment of licensing fees. We have received notices in the past, and we may receive additional notices in the future, containing allegations that our solutions are subject to patents or other proprietary rights of third parties, including competitors, patent holding companies and consortiums. Current or future negotiations with third parties to establish license or cross-

license arrangements, or to renew existing licenses, may not be successful and we may not be able to obtain or renew a license on satisfactory terms, or at all. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could have a material adverse effect on our business.

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

Pending or future patent applications held by us may not result in an issued patent, or if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, many foreign jurisdictions offer less protection of intellectual property rights than the United States, Canada and the European Union, and the protection provided to our proprietary technology by the laws of these and other foreign jurisdictions may not be sufficient to protect our technology. Preventing the unauthorized use of our proprietary technology may be difficult, time consuming and costly, in part because it may be difficult to discover unauthorized use by third parties. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of our proprietary rights, or to defend against claims of unenforceability or invalidity. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management resources and could have a material adverse effect on our business, results of operations and financial condition regardless of its outcome.

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

We may not generate sufficient cash from operations to meet anticipated working capital requirements, execute our strategic operating plans, support additional capital expenditures or take advantage of acquisition opportunities. In order to finance our business, we may need to utilize available borrowings under our revolving credit facility, which is scheduled to mature in January 2022. Our ability to continually access this facility is conditioned upon our compliance with current and potential future covenants contained in the credit agreement governing our revolving credit facility and term loan facility. We may not be in compliance with such covenants in the future. We may need to secure additional sources of funding if our cash and borrowings under our revolving credit facility are unavailable or insufficient to finance our operations. Such funding may not be available on terms satisfactory to us, or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements. If we were to incur higher levels of debt, we would require a larger portion of our operating cash flow to be used to pay principal and interest on our indebtedness. The increased use of cash to pay indebtedness could leave us with insufficient funds to finance our operating activities, such as R&D expenses and capital expenditures. In addition, any new debt instruments may contain covenants or other restrictions that affect our business operations. If we were to raise additional funds by selling equity securities, the relative ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.

We have a significant amount of debt. This debt contains customary default clauses, a breach of which may result in acceleration of the repayment of some or all of this debt.

As at December 31, 2015, we had $656.7 million outstanding on the term loan under our senior secured credit facility. The senior secured credit facility consists of the term loan, which matures in April 2022 and a $50.0 million undrawn revolving facility, which matures in April 2020. The credit agreement relating to this loan and the revolving credit facility have customary default clauses. In September 2015, we amended the credit agreement governing our April 2015 Credit Facilities to provide, in part, greater flexibility with respect to our permitted leverage ratio. The amendment to the credit agreement increases the leverage ratio covenant to a maximum of 5.25 times consolidated EBITDA through the end of our most recent fiscal year, declining to 4.75 times for the quarter ending in March 2016; and thereafter returning to existing covenant levels consistent with the terms of the credit agreement. The motivation behind the amendment was to address appropriate operating flexibility in the short-term. In the event we were to default on this credit agreement, and were unable to cure or obtain a waiver of default, the repayment of our debt owing under this credit agreement may be accelerated. If acceleration were to occur, we would be required to secure alternative sources of equity or debt financing to be able to repay the debt. Alternative financing may not be available on terms satisfactory to us, or at all. New debt financing may require the cooperation and agreement of our existing lenders. If acceptable alternative financing were unavailable, we would have to consider alternatives to fund the repayment of the debt, including the sale of part or all of the business, which sale may occur at a distressed price.

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

We do business in over 100 countries. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

•	macroeconomic conditions adversely affecting geographies where we do business;

•	foreign currency exchange rates;

•	political or social unrest or economic instability in a specific country or region;

•	economic sanctions imposed by or against countries where we do business;

•	higher costs of doing business in foreign countries;

•	infringement claims on foreign patents, copyrights or trademark rights;

•	difficulties in staffing and managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

•	trade protection measures and other regulatory requirements, which affect our ability to import or export our products from or to various countries;

•	adverse tax consequences;

•	unexpected changes in legal and regulatory requirements;

•	military conflict, terrorist activities, natural disasters and medical epidemics; and

•	our ability to recruit and retain channel partners in foreign jurisdictions.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors, including:

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of R&D tax credits and loss carryforwards;

•	expiration of or lapses in tax incentives;

•	transfer pricing adjustments;

•	tax effects of nondeductible compensation;

•	tax costs related to intercompany realignments;

•	changes in accounting principles ; and

•	changes in tax laws and regulations, treaties, or interpretations thereof, including possible changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

Significant judgment is required to determine the recognition and measurement prescribed in the accounting guidance for uncertainty in income taxes. The Organization for Economic Co-operation and Development (OECD), an international association of countries including the United States, is contemplating changes to numerous long-standing tax principles. These contemplated changes, if finalized and adopted by countries, will increase tax uncertainty and may adversely affect our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes.

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from such examinations will not have an adverse effect on our operating results and financial condition.

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

Most of our sales are on an open credit basis. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts.

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

Impairment of our goodwill or other assets would negatively affect our results of operations.

As of December 31, 2015, our goodwill was $658.6 million and other purchased intangible assets were approximately $389.9 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot be assured that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Quality issues, which may be difficult to detect, may occur in our solutions.

We sell highly complex solutions that included hardware, software and services. Our solutions may contain design flaws or other quality issues that can interfere with expected performance. Although we undertake a number of quality assurance measures to reduce such risks, product quality or service performance issues may arise and, as a result, negatively affect our reputation. Furthermore, if significant warranty obligations or remediation costs arise due to reliability or quality issues, our operating results and financial position could be negatively impacted by costs associated with fixing software or hardware defects, high service and warranty expenses, high inventory obsolescence expense, delays in collecting accounts receivable or declining sales to existing and new customers.

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

A breach of the security of our information systems, those of our third-party providers or other parties that we do business with could adversely affect our operating results.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems such as ours, and those of customers, third-parties contractors and vendors, and some of those attempts may be successful. We are not immune to these types of intrusions.

Our products, services, network systems, and servers may store, process or transmit proprietary information and sensitive or confidential data, including valuable intellectual property and personal information, of ours and of our employees, customers and other third parties. We are also subject to existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, privacy and data protection worldwide.

Although we take cybersecurity seriously and devote significant resources and deploy protective network security tools and devices, data encryption and other security measures to prevent unwanted intrusions and to protect our systems, products and data, we have and will continue to experience cyber-attacks of varying degrees in the conduct of our business. As a result, our network may be subject to unauthorized access, viruses, embedded malware and other malicious software programs. Such intrusions may result in unauthorized access to or disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems, the theft of sensitive or confidential data including intellectual property and business and personal information, system disruptions, access to our financial reporting systems, operational interruptions, product or shipment disruptions or delays, and delays in or cessation of the services we offer.

Any such breaches or unauthorized access to our networks, our products or services, or those of third-party products incorporated into our solutions, could ultimately result in significant legal and financial exposure, litigation, regulatory and enforcement action, and loss of valuable company intellectual property. Such breaches could also cause damage to our reputation, impact the market’s perception of us and of the products and services that we offer, and cause an overall loss of confidence in the security of our products and services, resulting in a potentially material adverse effect on our business, revenues and results of operations, as well as customer attrition.

In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology (IT) tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could be significant. Further, due to the growing sophistication of the techniques used to obtain unauthorized access to or to sabotage networks and systems, which change frequently and often are not detected immediately by existing antivirus and other detection tools, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate such cyber-attacks or security breaches.

Other risks that may result from interruptions to our business due to cyber-attacks are discussed in the risk factor entitled “Business interruptions could adversely affect our operations.”

We rely on carriers and network service providers to provide network capacity and connectivity, the absence or disruption of which may adversely affect our cloud segment.

We purchase network capacity wholesale from carriers, which we resell to our customers in various retail offerings. If any of these carriers or network service providers experience disruptions to their operations, even if only for a limited time, cease operations, or otherwise terminate the services that we depend on, the delay in switching our technology to another carrier or network service provider, if available, and qualifying them could have a material adverse effect on our business, financial condition or operating results. The rates we pay to our carriers and network service providers may also increase, which may reduce our profitability and increase the retail price of our service.

Any impairment of the performance of our solutions or problems in providing our network services to our customers, even if for a limited time, could have an adverse effect on our business, financial condition and operating results.

Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.

Changing laws, regulations and standards, including those relating to corporate governance, social/environmental responsibility, import and export requirements, data privacy, global anticorruption and public disclosure and newly enacted SEC regulations, have created additional compliance requirements for us, our contract manufacturers, our OEM partners and certain other suppliers. Our efforts to comply with these requirements have resulted in an increase in expenses and a diversion of management’s time from other business activities. While we believe we are compliant with laws and regulations in jurisdictions where we do business, we must continue to monitor and assess our compliance in the future, and we must also continue to expand our compliance procedures. For example, although we implement policies and procedures designed to facilitate compliance with global anticorruption laws, our employees, channel partners, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any failures in these procedures in the future, even if prohibited by our policies, could result in time-consuming and costly activities, potential fines and penalties, and diversion of management time, all of which could hurt our business.

Our products and services are subject to various federal, state, local, and foreign laws and regulations. Compliance with current laws and regulations has not had a material adverse effect on our financial condition. However, new laws and regulations or new or different interpretations of existing laws and regulations could deny or delay our access to certain markets or require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our financial condition and results of operations.

The telecommunications industry is regulated by the Federal Communications Commission in the United States and similar government agencies in other countries and is subject to changing political, economic, and regulatory influences. Changes in telecommunications requirements, or regulatory requirements in other industries in which we operate now or in the future, in the United States or other countries could materially adversely affect our business, operating results, and financial condition, including our managed services offering. Further, changes in the regulation of our activities, such as increased or decreased regulation affecting prices, could also have a material adverse effect upon our business and results of operations.

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

We operate defined benefit plans primarily in the U.K., France, Germany and Switzerland (the “U.K Plan”, the “France Plan”, the “Germany Plan” and the “Switzerland Plan”, respectively). At December 31, 2015, the total projected benefit obligation for these plans of $392.2 million exceeded plan assets of $265.6 million resulting in a pension liability of $126.6 million.

The U.K. Plan is a partially funded defined benefit plan, which was closed to new members in 2001 and was closed to new service in November 2012. Under the France Plan, retirees generally benefit from a lump sum payment upon retirement or departure. Under the Germany Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. The Switzerland Plan is a partially funded multiple-employer pension plan. Under the Switzerland Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. As the plan is a multiple-employer plan, the consolidated financial statements include our pro-rata share of assets, projected benefit obligation and pension benefit cost. Our contributions and benefit payments for the defined benefit plans for the year ended December 31, 2015 are included in note 24 to the consolidated financial statements of Mitel in Item 8 of this Report (Consolidated Financial Statements). The contributions required to fund benefit obligations are based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plan, including mortality rates of members, the performance of financial markets and interest rates. Our funding requirements for future years will likely increase from current levels due to the net liability position of our plans. In addition, if the actual operation of the plans differ from our assumptions, the net liability could increase and additional contributions by us may be required. Changes to pension legislation in the respective countries may also adversely affect our funding requirements. Increases in the net pension liability or increases in future cash contributions would adversely affect our cash flows and results from operations.

Our future success depends on our existing key personnel.

Our success is dependent upon the services of key personnel throughout our organization, including the members of our senior management and software and engineering staff, as well as the expertise of our directors. Competition for highly skilled directors, management, R&D and other employees is intense in our industry and we may not be able to attract and retain highly qualified directors, management, and R&D personnel and other employees in the future. In order to improve productivity, a portion of our compensation to employees and directors is in the form of stock options and other equity-based incentives such as restricted stock units, and as a consequence, a depression in the value of our common shares could make it difficult for us to motivate and retain employees and recruit additional qualified directors and personnel. All of the foregoing may negatively impact our ability to retain or attract employees, which may adversely impact our ability to implement a management succession plan as and if required and on a timely basis. We currently do not maintain corporate life insurance policies on the lives of our directors or any of our key employees. In addition, companies in our industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

The risks associated with Sarbanes-Oxley regulatory compliance, particularly related to an acquisition, may have a material adverse effect on us.

We are required to document and test our internal control over financial reporting pursuant to Section 404 of the United States Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal controls over financial reporting and our public accounting firm can render an opinion on the effectiveness of our internal controls over financial reporting. Following any acquisitions, we will need to timely and effectively implement the internal controls necessary to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal controls over financial reporting. We may experience delays in implementing or be unable to implement the required internal financial reporting controls and procedures, which could result in enforcement actions, the assessment of penalties and civil suits, failure to meet reporting obligations and other material and adverse events that could have a negative effect on the market price for our common shares. In addition, if material weaknesses in our internal controls are identified or we acquire companies with a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence.

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

Each of the Francisco Partners Group and the Matthews Group is a significant security-holder and together have the potential to exercise significant influence over matters requiring approval by our shareholders.

As at February 20, 2016, Francisco Partners Management, LLC and certain of its affiliates, or the Francisco Partners Group, and Dr. Matthews and certain entities controlled by Dr. Matthews, or the Matthews Group, beneficially controlled approximately 10.2% and 6.4%, respectively, of the voting power of our share capital. Pursuant to a shareholders’ agreement, or the Shareholders’ Agreement, between the Company, the Francisco Partners Group and the Matthews Group dated as of April 27, 2010, the Francisco Partners Group and the Matthews Group collectively have the right to nominate up to three of our directors, provided certain criteria are met.

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

We do business with certain companies that are related parties, such as Kanata Research Park Corporation (“KRPC”) and its subsidiaries. KRPC is controlled by Dr. Matthews. Our directors owe fiduciary duties, including the duties of loyalty and confidentiality, to us. Our directors that serve on the boards of companies that we do business with also owe similar fiduciary duties to such other companies. The duties owed to us could conflict with the duties such directors owe to these other companies.

Our articles of incorporation and certain anti-trust and foreign investment legislation may reduce the likelihood of a change of control occurring.

Provisions of our articles of incorporation and Canadian and U.S. law may delay or impede a change of control transaction. Our articles of incorporation permit us to issue an unlimited number of common and preferred shares. Limitations on the ability to acquire and hold our common shares may be imposed under the Hart-Scott-Rodino Act, the Competition Act (Canada) and other applicable antitrust legislation. Such legislation generally permits the relevant governmental authorities to review any acquisition of control over or of significant interest in us, and grants the authority to challenge or prevent an acquisition on the basis that it would, or would be likely to, result in a substantial prevention or lessening of competition. In addition, the Investment Canada Act subjects an “acquisition of control” of a “Canadian business” (as those terms are defined therein) by a non-Canadian to government review if prescribed financial thresholds are exceeded. A reviewable acquisition may not proceed unless the relevant Minister is satisfied that the investment is likely to be of net benefit to Canada. The foregoing could prevent or delay a change of control and may deprive our shareholders of the opportunity to sell their common shares at a control premium.

You may be unable to bring actions or enforce judgments against us or certain of our directors and officers under U.S. federal securities laws.

We are incorporated under the laws of Canada, and our principal executive offices are located in Canada. Many of our officers reside principally in Canada and a substantial portion of our assets and all or a substantial portion of the assets of these persons are located outside the United States. Consequently, it may not be possible for you to effect service of process within the United States upon us or those persons. Furthermore, it may not be possible for you to enforce judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States against us or those persons. There is doubt as to the enforceability in original actions in Canadian courts of liabilities based upon the U.S. federal securities laws, and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our world headquarters is a 264,000 square foot leased facility located in Ottawa, Canada, which also includes a sales office, warehouse and distribution facility, and research and development center. In addition, we lease a large number of sales offices, warehouse and distribution facilities and research and development centers throughout the world totaling an additional approximately 1,430,000 square feet, which include the following:

•	Regional headquarters in Caldicot, United Kingdom and Dallas, United States.

•	Sales offices, which often include demonstration and training centers, throughout the rest of the world, in particular throughout Europe and North America.

•	Warehouse and distribution facilities, primarily in Canada, France, Germany, Sweden, Switzerland, the United Kingdom and the United States.

•	Research and development centers, primarily in Canada, France, Germany, India, Sweden, Switzerland and the United States.

Item 3.	Legal Proceedings

In March and April, 2015, we were named a defendant in three purported stockholder class actions, two of which have been consolidated, that challenge the acquisition of Mavenir. Specifically, two stockholder actions challenging the acquisition of Mavenir—styled Nakoa v. Kohli, et al., C.A. No. 10757-VCP and Turberg v. Kohli, et al., C.A. No. 10779-VCP—were filed in the Delaware Court of Chancery on March 5 and 11, 2015, respectively. On March 23, 2015, the Court of Chancery entered an order consolidating these two complaints under the caption In re Mavenir Systems, Inc. Stockholders Litigation, Consol. C.A. No. 10757-VCP. On April 22, 2015, a Mavenir stockholder filed a separate complaint in the Delaware Court of Chancery in an action styled Isabel S. Rivera Cruz v. Mitel Networks Corporation, et al., C.A. No. 10936-VCP. The plaintiff in the Cruz action did not effect service of the complaint on the Company or any other named defendant. These stockholder complaints alleged, in part, that Mavenir’s directors breached their fiduciary duties in connection with the acquisition of Mavenir, and that we aided and abetted such alleged fiduciary breaches. On September 14, 2015 and January 22, 2016, the lead plaintiff in the consolidated action filed amended complaints, neither of which names us as a defendant. The operative complaint in the consolidated action, filed on January 22, 2016, names our subsidiary formerly known as Mavenir as a defendant. That complaint asserts a single cause of action against our subsidiary formerly known as Mavenir for an alleged breach of fiduciary duty relating to certain disclosures made to former Mavenir shareholders in connection with the acquisition of Mavenir. None of the complaints stated any amount of damages. Our subsidiary formerly known as Mavenir has indemnified the former directors of Mavenir who are defendants in the lawsuits. We continue to believe that the allegations in all of the complaints are without merit. Although we do not believe such litigation will have a material impact on our financial condition or results of operations, we cannot predict with certainty the outcome of such litigation.

In addition, we are a party to a number of legal proceedings, claims or potential claims arising in the normal course of and incidental to our business. Management expects that any monetary liability or financial impact of such claims or potential claims to which we might be subject after settlement agreement or final adjudication would not be material to our consolidated financial position, results of operations or cash flows.

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

Our common shares are traded on the NASDAQ (trading symbol: MITL) and the TSX (trading symbol: MNW). The following table presents the high and low sale prices on the NASDAQ for our common shares for the periods indicated:

	High	Low
Year ended December 31, 2014
First Quarter	$10.86	$8.35
Second Quarter	$11.94	$8.46
Third Quarter	$11.29	$9.13
Fourth Quarter	$10.90	$7.75
Year ended December 31, 2015
First Quarter	$10.87	$8.52
Second Quarter	$10.69	$8.55
Third Quarter	$9.61	$6.43
Fourth Quarter	$8.90	$6.36

The following table presents the high and low sale prices on the TSX for our common shares for the periods indicated (in Canadian dollars):

	High	Low
Year ended December 31, 2014
First Quarter	$12.00	$9.33
Second Quarter	$13.00	$9.25
Third Quarter	$12.31	$10.15
Fourth Quarter	$12.68	$8.82
Year ended December 31, 2015
First Quarter	$14.00	$10.69
Second Quarter	$13.47	$10.35
Third Quarter	$12.61	$8.6
Fourth Quarter	$11.77	$8.43

Shareholders

As of February 19, 2015, we had 1,465 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by Computershare Investor Services, Inc.

Because many of our common shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Dividend Policy

We have never declared or paid, nor do we anticipate paying for the foreseeable future, cash dividends on our common shares. Any determination to pay dividends to holders of our common shares in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as our board of directors deems relevant. In addition, our outstanding credit agreement limits our ability to pay dividends and we may in the future become subject to debt instruments or other agreements that further limit our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2015, (a) the number of securities that could be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards under our equity compensation plans, (b) the weighted average exercise price of outstanding options under such plans, and (c) the number of securities remaining available for future issuance under such plans, excluding securities that could be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security-holders (1)	9.6 million	$6.93	4.6 million
Equity compensation plans not approved by security-holders (2)	2.4 million	7.08	—

Total	12.0 million	$6.97	4.6 million

(1)	As of December 31, 2015, 5.2 million and 1.8 million common shares were issuable upon exercise of stock options granted under our equity incentive plans adopted September 7, 2006, as amended (“2006 Plan”) and May 8, 2014 (“2014 Plan”), respectively, and 0.2 million and 2.4 million common shares were issuable upon vesting of restricted stock units granted under our 2006 Plan and 2014 Plan, respectively. An additional 4.6 million common shares remain available for issuance under the 2014 Plan. Further details of the 2006 Plan and 2014 Plan are included in note 16 to the Consolidated Financial Statements.
(2)	Represents 1.9 million shares underlying outstanding stock options awarded prior to the merger under the Mavenir Systems, Inc. 2005 Stock Plan and the Mavenir Systems, Inc. Amended and Restated 2013 Equity Incentive Plan and 0.5 million common shares that were granted as inducement options to our CEO, Richard McBee, as a component of his employment compensation. The inducement options are outside of the pool of stock options available for grant under the 2014 Plan, were approved by our Board of Directors on January 19, 2011 and expired unexercised on January 19, 2016.
(3)	The average exercise price in this column is based only on stock options, as restricted stock units have no exercise price required to be paid by the recipient upon vesting and settlement.

Item 6.	Selected Financial Data

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

	Year Ended December 31, 2015(1)	Year Ended December 31, 2014(2)	Eight Months Ended December 31, 2013	Year Ended April 30,
				2013	2012	2011
	(in millions, except per share data)
Consolidated Statement of Operations Data
Revenues	$1,157.7	$1,104.0	$357.3	$576.9	$611.8	$589.3
Cost of revenues	543.8	513.9	153.3	256.3	282.4	281.9

Gross margin	613.9	590.1	204.0	320.6	329.4	307.4

Expenses:
Selling, general and administrative	363.0	344.7	132.1	198.7	200.6	190.5
Research and development	131.4	118.3	38.3	55.7	58.6	61.3
Special charges and restructuring costs	54.6	72.7	14.6	21.8	18.6	16.5
Amortization of acquisition-related intangible assets	75.1	53.4	16.5	22.3	22.3	22.3

	624.1	589.1	201.5	298.5	300.1	290.6

Operating income (loss)	(10.2)	1.0	2.5	22.1	29.3	16.8
Interest expense	(32.4)	(21.0)	(17.1)	(19.7)	(18.8)	(20.0)
Debt retirement and other debt costs	(9.6)	(16.2)	(0.6)	(2.6)	—	(0.6)
Other income (expense), net	20.9	6.0	(0.4)	1.3	(0.7)	1.8
Income tax recovery	10.6	22.9	10.1	8.8	39.4	88.4

Net income (loss) from continuing operations	(20.7)	(7.3)	(5.5)	9.9	49.2	86.4
Net income (loss) from discontinued operations	—	—	—	(3.7)	0.6	1.7

Net income (loss)	$(20.7)	$(7.3)	$(5.5)	$6.2	$49.8	$88.1

Net income (loss) per common share — Basic:
Net income (loss) per share from continuing operations	$(0.18)	$(0.08)	$(0.10)	$0.19	$0.92	$1.63
Net income (loss) per share from discontinued operations	$—	$—	$—	$(0.07)	$0.01	$0.03
Net income (loss) per common share	$(0.18)	$(0.08)	$(0.10)	$0.12	$0.93	$1.66
Net income (loss) per common share — Diluted:
Net income (loss) per share from continuing operations	$(0.18)	$(0.08)	$(0.10)	$0.18	$0.88	$1.54
Net income (loss) per share from discontinued operations	$—	$—	$—	$(0.07)	$0.01	$0.03
Net income (loss) per common share	$(0.18)	$(0.08)	$(0.10)	$0.11	$0.89	$1.57
Other Financial Data
Adjusted EBITDA (3):
Adjusted EBITDA	$168.1	$166.9	$46.2	$83.7	$88.0	$76.1

Consolidated Balance Sheet Data
Cash and cash equivalents	$91.6	$111.3	$40.2	$69.0	$78.7	$73.9
Total assets	$1,852.7	$1,278.8	$620.5	$656.4	$687.2	$672.2
Total debt, including capital leases	$645.3	$309.8	$269.5	$288.1	$311.8	$323.3
Common shares	$1,414.2	$1,216.3	$814.9	$810.4	$809.4	$805.5
Warrants	$39.1	$39.1	$39.1	$39.1	$55.6	$55.6
Total shareholders’ equity	$615.0	$447.8	$118.4	$84.0	$89.8	$49.5

(1)	Includes the operations of Mavenir from date of acquisition of April 29, 2015, as disclosed in note 3 to the Consolidated Financial Statements.

(2)	Includes the operations of Aastra from date of acquisition of January 31, 2014, as disclosed in note 3 to the Consolidated Financial Statements.
(3)	The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income (loss), the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30,
				2013	2012	2011
	(in millions)
Net income (loss)	$(20.7)	$(7.3)	$(5.5)	$6.2	$49.8	$88.1
Net loss (income) from discontinued operations	—	—	—	3.7	(0.6)	(1.7)

Net income (loss) from continuing operations	(20.7)	(7.3)	(5.5)	9.9	49.2	86.4
Adjustments:
Interest expense	32.4	21.0	17.1	19.7	18.8	20.0
Income tax recovery	(10.6)	(22.9)	(10.1)	(8.8)	(39.4)	(88.4)
Amortization and depreciation	99.1	75.9	25.5	35.8	33.4	34.0
Foreign exchange loss (gain)	(18.8)	(3.9)	0.5	(0.2)	1.5	0.7
Special charges and restructuring costs	54.6	72.7	14.6	21.8	18.6	16.5
Stock-based compensation	12.8	6.1	3.1	4.2	4.8	4.7
Debt retirement and other debt costs	9.6	16.2	0.6	2.6	—	0.6
Purchase accounting adjustments (1)	9.7	9.1	—	—	—	—
Other	—	—	0.4	—	—	(1.0)

Adjusted EBITDA from continuing operations	168.1	166.9	46.2	85.0	86.9	73.5
Adjusted EBITDA from discontinued operations (2)	—	—	—	(1.3)	1.1	2.6

Adjusted EBITDA	$168.1	$166.9	$46.2	$83.7	$88.0	$76.1

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s reported GAAP revenue and cost of sales in the reporting periods following the acquisition. In order to provide investors with financial information that facilitates comparison of results, the Company provides non-GAAP financial measures which exclude the impact of the purchase accounting adjustments. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to compare reports of financial results of the Company as the revenue reductions and adjustments to cost of sales related to acquired contracts and deferred revenue will not recur when similar sales contracts and software maintenance and service contracts are recorded in future periods.
(2)	The reconciliation of net income from discontinued operations to Adjusted EBITDA from discontinued operations for the years ended April 30, 2013 through April 30, 2011 consists of an adjustment for income tax expense (recovery) of ($0.5) million, $0.5 million and $0.9 million, respectively. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the year ended April 30, 2013 consists of special charges and restructuring costs of $1.6 million, non-cash impairment of goodwill of $1.9 million and income tax recovery of $1.1 million.

We define Adjusted EBITDA as net income (loss), adjusted for the items as noted in the above tables. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from operations or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You should evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures and the manner in which we compensate for those limitations.

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

Overview

Mitel is a global provider of business communications and collaboration software, services and solutions. Our communications solutions meet the needs of customers in over 100 countries. We operate as three business units: Enterprise (formerly named Premise), Cloud and Mobile (which contains the operations of Mavenir from the date of acquisition of April 29, 2015).

Enterprise (formerly named Premise)

The Enterprise segment sells and supports business communications products and services to customers that prefer premises-based customers or private cloud deployments. This includes our premises-based IP telephony platforms, desktop devices, in-building mobile devices and unified communications and collaboration (“UCC”) and contact center applications that are deployed on the customer’s premise. Premises-based sales are typically sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we may also offer.

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

Mobile

The Mobile segment sells and supports software-based telecommunications networking solutions that enable mobile service providers to deliver IP-based voice, video, rich communications and enhanced messaging services to their subscribers. The networking solutions deliver Rich Communication Services (“RCS”), which enable enhanced mobile communications, such as group text messaging, multi-party voice or video calling and live video streaming as well as the exchange of files or images, over existing 2G and 3G networks and next generation 4G Long Term Evolution (“LTE”) networks. The solutions can also deliver voice services over LTE technology and wireless networks, known respectively as Voice over LTE (“VoLTE”) and Voice over Wi-Fi. The Mobile segment generates revenues from networking solutions and services. A networking solution generally consists of software licenses for a fixed number of subscribers, implementation services and an initial period of post-contract support. Networking solutions may also include standard hardware, such as servers. After the initial implementation of a networking solution, we may sell additional software licenses (“Capacity Licenses”), which may include additional hardware to support the Capacity Licenses, and additional periods of post-contract support.

Significant Events and Recent Developments — 2015

Acquisition of Tiger — June 2015

On June 1, 2015, we completed the acquisition of TigerTMS Ltd. (“Tiger”) for expected total consideration of $8.6 million. Tiger is a global provider of software, cloud and applications-based solutions for the hospitality industry. Tiger’s revenues were approximately $10.0 million for the year ended December 31, 2014, and were primarily generated in Europe, the Middle East and the United States. Mitel’s financial results include the results of Tiger from the date of acquisition.

Acquisition of Mavenir and refinancing of credit agreement — April 2015

On April 29, 2015, we completed our exchange offer to acquire all of the outstanding shares of common stock of Mavenir. The aggregate consideration paid by us in connection with the acquisition of Mavenir was $545.3 million, which includes $353.3 million of cash and 19.7 million Mitel common shares valued at $189.2 million. In conjunction with the acquisition we refinanced our January 2014 Credit Facilities. The new credit facilities consist of a $660.0 million term loan and a $50.0 million revolving facility (the “April 2015 Credit Facilities”). Proceeds of $653.4 million (net of original discount of $6.6 million), along with cash on hand, were used to repay the remaining $279.1 million principal outstanding under the January 2014 Credit Facilities, to repay the remaining $26.9 million principal outstanding under Mavenir’s credit facilities, for the cash consideration paid for the acquisition of Mavenir, as well as accrued interest, fees and expenses paid in connection with the refinancing and the acquisition of Mavenir. Mitel’s financial results include the results of Mavenir from the date of acquisition. Further details of the acquisition are included in note 3 to the Consolidated Financial Statements.

In September 2015, we amended the April 2015 Credit Facilities to provide the Company with additional operating flexibility. The amendment included, in part, an increase in the maximum Leverage Ratio financial covenant for the fiscal quarters ending September 30, 2015, December 31, 2015 and March 31, 2016 and an increase to the applicable margin on the term loan, as described in note 13 to the Consolidated Financial Statements.

Voluntary prepayments of term loan — February 2015 and January 2016

We made a voluntary prepayment on our prior term loan of $25.0 million in February 2015. In addition, subsequent to our year ended December 31, 2015, we made a voluntary prepayment on our term loan of $25.0 million in January 2016.

Significant Events and Recent Developments — 2014

Acquisition of Aastra and Refinancing of Credit Agreement — January 2014

On January 31, 2014, we completed the acquisition of Aastra Technologies Ltd. (“Aastra”). Aastra was a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately CAD $600 million for the year ended December 31, 2013, of which approximately 75% were generated in Europe. We acquired all of the outstanding Aastra common shares in exchange for $80.0 million cash as well as the issuance of 44.2 million Mitel common shares. In conjunction with the acquisition, we refinanced our then-existing credit facilities with a $355.0 million term loan and an undrawn revolving facility of $50.0 million. This credit facility was repaid in connection with the April 2015 acquisition of Mavenir, as described above.

Acquisition of Oaisys — March 2014

On March 4, 2014, we completed the acquisition of Oaisys, a leading developer of integrated call recording and quality management solutions. We believe the acquisition of Oaisys further strengthens our position in the growing contact center market. The cost of the acquisition was $7.9 million.

Secondary offering — May 2014

In the second quarter of 2014, a CAD $94.3 million secondary offering of common shares by Mitel shareholders was completed. We did not issue or sell any common shares and did not receive any proceeds from the offering.

Voluntary prepayments of prior term loan — May 2014 and August 2014

We made voluntary prepayments on our then-existing term loan of $25.0 million in May 2014 and $25.0 million in August 2014.

Significant Events and Recent Developments — 2013

Refinancing of Credit Agreement — February 2013

In February 2013, we completed a refinancing of our senior long-term debt by entering into new credit agreements, consisting of an undrawn $40.0 million first lien revolving credit facility, a $200.0 million first lien term loan and an $80.0 million second lien term loan (the “February 2013 Credit Facilities”). Proceeds of $276.4 million from the February 2013 Credit Facilities (net of original issue discount of $3.6 million), along with $36.4 million of cash on hand, were used to repay the remaining $174.0 million outstanding first lien term loan and $130.0 million outstanding second lien term loan (the “Prior Credit Facilities”), as well as fees and expenses related to the transaction. This credit facility was repaid in January 2014 in connection with the acquisition of Aastra, as described above.

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

Acquisition of prairieFyre — June 2013

On June 17, 2013, we completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. The acquisition provides us with a development platform to address increasing demand for cloud-based contact center solutions. The purchase price, net of cash acquired, was $23.1 million for a 100% equity ownership interest in prairieFyre.

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

Voluntary Prepayment of Debt — November 2013

In November 2013, we made a voluntary prepayment of $20.0 million against our then-existing first lien term loan.

Operating Results

Our revenues for the year ended December 31, 2015 were $1,157.7 million, as compared to $1,104.0 million for the year ended December 31, 2014. The increase in revenues is due primarily to the acquisition of Mavenir on April 29, 2015, which contributed $131.9 million of revenues. Excluding the acquisition of Mavenir, revenue decreased by $78.2 million primarily due to changes in foreign exchange rates due to the strengthening of the U.S. dollar, which was partially offset by continued growth in the cloud segment. Our operating loss was $10.2 million for the year ended December 31, 2015 compared to operating income $1.0 million for the year ended December 31, 2014. The decrease in operating income was largely driven by higher amortization of acquisition-related intangible assets due to acquisitions.

Industry Trends

Our industry is dynamic and highly competitive, with changes in both technologies and business models. We believe that each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business. Through a broad range of research and development activities, we seek to identify and address the changing demands of customers, industry trends, and competitive forces.

Key Performance Indicators

Key performance indicators that we use to manage our business and evaluate our financial results and operating performance include: revenues, gross margins, operating costs, operating income, net income, cash flows from operations, and Adjusted EBITDA.

Revenue performance is evaluated from both a reportable segment and geographical perspective by comparing our actual results against both management forecasts and prior period results. Our revenues by geographic segment are described in note 22 to the Consolidated Financial Statements.

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

Sources of Revenues and Expenses

The following describes our primary sources of revenues and expenses:

We generate revenues primarily from the sale of enterprise communications systems and related services (collectively, a “Solution”), through channel partners and directly to enterprise customers. A typical Solution consists of a combination of IP phones, switches, software applications and support, which may include installation and training. A Solution may be deployed on the customer’s premises (premise-based solution) or deployed in a cloud environment (cloud-based solution).

Enterprise segment revenue

The Enterprise segment generates revenues primarily from sales of multiple-element Solutions, typically as an upfront sale. For each element of a typical Solution, revenue is recognized separately on the pro-rata share of the total sale price, based on the relative selling price of each element. The significant elements of a typical sale are as follows:

Enterprise segment product revenue — hardware and software:

The Company recognizes hardware and software revenue when the product is shipped or upon product acceptance where the agreement contains product acceptance terms that are more than perfunctory.

Enterprise segment service revenue — installation and training:

The Company recognizes revenue related to installation and training upon delivery of the services.

Enterprise segment service revenue — post-contract support:

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

Cloud segment revenue

The Cloud segment generates revenues primarily from sales of multiple-element Solutions. These Solutions are sold either as a single upfront sale or under a monthly recurring billing model. A portion of the monthly recurring billing in the United States will also often include billing for voice and data telecommunication services. Where the Solution is sold as an upfront sale, the elements of a typical multiple-element Solution are recognized as revenue as described under the Enterprise segment revenue, above. When the Solution is sold as a monthly recurring billing model, the revenue is recognized monthly, as the services are provided.

Mobile segment revenue

The Mobile segment generates revenue from sales of networking solutions. A networking solution generally consists of software licenses for a fixed number of subscribers, implementation services and an initial period of post-contract support. Networking solutions may also include standard hardware, such as servers. After the initial implementation of a networking solution, the Company may sell additional software licenses (“Capacity Licenses”), which may include additional hardware to support the Capacity Licenses, and additional periods of post-contract support.

Mobile segment revenues — Initial installations of networking solutions

The implementation of a networking solution generally requires significant customization and integration into a customer’s network and often takes over six months to complete. We account for these networking solutions under industry-specific software guidance. Under this guidance, software licenses, implementation services and when applicable, hardware, are considered a single contract deliverable and revenue is recognized in accordance with contract accounting guidance.

For the deliverable recognized under contract accounting, the Company uses a percentage-of-completion method based on project hours incurred-to-date compared to total project hours expected under the contract. Under the percentage-of-completion method, management makes key judgments in areas such as estimated total project hours and total project costs. Changes in job performance, job conditions, and complications relating to the integration into a customer’s network may result in changes to total project hours and total project costs from what was previously estimated.

Mobile segment revenues — Capacity licenses

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

Mobile segment revenues — Post-contract support

Post-contract support is recognized ratably over the support period, as the service is provided. Where post-contract support is bundled with software elements in a transaction, a portion of the consideration is allocated to post-contract support based on the fair value of the post-contract support, where value is considered the price a customer would be required to pay if the post-contract support was sold separately and is calculated annually based on the historical experience of stand-alone sales of post-contract support to third parties.

Cost of revenues

Cost of revenues for the Enterprise, Cloud and Mobile segments is comprised of product and service costs. Product cost of revenues is primarily comprised of cost of goods purchased from third-party electronics manufacturing services as well as inventory provisions, engineering costs, warranty costs and other supply chain management costs. Depreciation of property and equipment relating to cost of revenues activities is also included in cost of revenues. Service cost of revenues is primarily comprised of labor costs. Cloud cost of revenues also includes amounts paid to network service providers for network services used by our customers.

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

Amortization of acquisition-related intangible assets

Amortization of acquisition-related intangible assets consists of the amortization of intangible assets acquired through acquisitions. The acquisition-related intangible assets consist primarily of trade names, developed technology and customer relationships and are amortized on a straight-line basis over their respective useful lives of up to seven years.

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

Results of Operations

In January 2014, Mitel changed its fiscal year end from April 30 to December 31, effective for the year ended December 31, 2013. As a result, the Consolidated Financial Statements included in this Report include our results of operations for the following four periods: the years ended December 31, 2015 and 2014, the eight months ended December 31, 2013 and the year ended April 30, 2013. In addition, for comparative purposes, we have provided results for the year ended December 31, 2013 in note 28 to the Consolidated Financial Statements, which are used for discussion and analysis purposes below.

Results of Operations — Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Year Ended December 31,				Change (1)
	2015		2014
	Amounts	% of Revenues	Amounts	% of Revenues	Amount
	(in millions, except percentages and per share amounts)
Revenues	$1,157.7	100.0%	$1,104.0	100.0%	$53.7
Cost of revenues	543.8	47.0%	513.9	46.5%	29.9

Gross margin	613.9	53.0%	590.1	53.5%	23.8

Selling, general and administrative	363.0	31.4%	344.7	31.2%	18.3
Research and development	131.4	11.4%	118.3	10.7%	13.1
Special charges and restructuring costs	54.6	4.7%	72.7	6.6%	(18.1)
Amortization of acquisition-related intangible assets	75.1	6.5%	53.4	4.8%	21.7

	624.1	53.9%	589.1	53.4%	35.0

Operating income (loss)	(10.2)	(0.9)%	1.0	0.1%	(11.2)
Interest expense	(32.4)	(2.8)%	(21.0)	(1.9)%	(11.4)
Debt retirement and other debt costs	(9.6)	(0.8)%	(16.2)	(1.5)%	6.6
Other income	20.9	1.8%	6.0	0.5%	14.9
Income tax recovery	10.6	0.9%	22.9	2.1%	(12.3)

Net loss	$(20.7)	(1.8)%	$(7.3)	(0.7)%	$(13.4)

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA	$168.1	14.5%	$166.9	15.1%	$1.2

Net income (loss) per common share — Basic and diluted
Net loss per share from continuing operations	$(0.18)		$(0.08)
Net loss per share from discontinued operations	$—		$—
Net loss per common share	$(0.18)		$(0.08)

(1)	The percentage change has not been presented as the comparison is not meaningful, largely due to the acquisition of Mavenir in April 2015.

Revenues

Our reportable segments are determined in accordance with how our management views and evaluates our business and are described further in note 22 to the Consolidated Financial Statements. The following tables set forth revenues by business segment in dollars and as a percentage of total revenues:

	Year ended December 31,				Change
	2015		2014
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Enterprise segment — product	$594.1	50.8%	$708.5	63.7%	$(114.4)	(16.1)
Enterprise segment — recurring	192.2	16.4%	196.2	17.6%	(4.0)	(2.0)
Enterprise segment — service	86.3	7.4%	94.0	8.4%	(7.7)	(8.2)
Cloud segment — product	48.8	4.2%	29.1	2.6%	19.7	67.7
Cloud segment — recurring	104.8	9.0%	84.3	7.6%	20.5	24.3
Cloud segment — service	2.5	0.2%	1.0	0.1%	1.5	*
Mobile segment — product	86.8	7.4%	—	—	86.8	*
Mobile segment — recurring	26.1	2.2%	—	—	26.1	*
Mobile segment — service	29.0	2.5%	—	—	29.0	*

	1,170.6	100.0%	1,113.1	100.0%	57.5	5.2
Enterprise segment — purchase accounting adjustments	(2.9)		(9.1)		6.2	*
Mobile segment — purchase accounting adjustments	(10.0)		—		(10.0)	*

	$1,157.7		$1,104.0		$53.7	4.9

*	The comparison is not meaningful, generally due to the acquisition of Aastra on January 31, 2014 and the acquisition of Mavenir on April 29, 2015.

Revenues increased in 2015 primarily as the result of the Mavenir acquisition on April 29, 2015, as well as having twelve months of revenues from the acquisition of Aastra on January 31, 2014. For discussion and analysis purposes, results for the year ended December 31, 2014 referred to below include the results of operations of Aastra for January 2014 on a pro-forma basis.

Excluding the results of Mavenir and the effect of purchase accounting, our revenues for the year ended December 31, 2015 were $1,028.7 million, a decrease of $121.4 million or 10.6% when compared to the results for the year ended December 31, 2014, including the results of Aastra on a pro-forma basis. The decrease in revenues was largely due to a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the Euro and British pound sterling were weaker against the U.S. dollar by an average of 16.7% and 7.4%, respectively in the year ended December 31, 2015 when compared to the year ended December 31, 2014. We estimate that the change in foreign exchange rates accounted for an absolute 8.6% of the 10.6% decrease in revenues.

Enterprise Segment

For the year ended December 31, 2015, Enterprise segment product revenues decreased by $141.0 million, or 19.2%, to $594.1 million when compared to the year ended December 31, 2014, including the results of Aastra for January 2014. The decrease was driven primarily as a result of the unfavorable impact of foreign exchange rates and customers migrating to our cloud solutions, with monthly payments over a fixed term (our cloud recurring model).

For the year ended December 31, 2015, Enterprise segment recurring revenues decreased by $10.2 million, or 5.0%, to $192.2 million when compared to the year ended December 31, 2014 including the results of Aastra for January 2014 and Enterprise segment service revenues decreased by $10.2 million, or 10.6%, to $86.3 million largely driven by the unfavorable effects of changes in foreign currency exchange rates.

Enterprise segment purchase accounting adjustments relate to purchase accounting for deferred revenue. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. Although this purchase accounting adjustment has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following an acquisition.

Cloud segment

For the year ended December 31, 2015, Cloud segment product revenues increased by $19.7 million to $48.8 million and Cloud segment recurring revenues increased by $20.5 million to $104.8 million. The increased revenue in fiscal 2015 resulted primarily from both new and existing customers transitioning to the cloud.

Mobile segment

Mobile segment revenues, excluding purchase accounting adjustments were $141.9 million for the year ended December 31, 2015 and consist of revenues from Mavenir from the date of acquisition of April 29, 2015.

Mobile segment purchase accounting adjustments relate to purchase accounting for deferred revenue, as discussed under the Enterprise segment above, and the valuation of in-progress contracts. As a result of purchase accounting for in-progress contracts, Mitel only records revenue for the value of work performed subsequent to the acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel. As these contracts were recorded on a completed contract basis by Mavenir prior to the acquisition, no revenue was recognized for these contracts by Mavenir prior to the acquisition. The purchase accounting adjustment reflects the revenue that would have otherwise been recognized had the contract been completed by Mitel since inception.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Year ended December 31,				Change
	2015		2014
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Enterprise segment – product	$329.7	55.5%	$405.9	57.3%	$(76.2)	(1.8)
Enterprise segment – recurring	110.5	57.5%	101.9	51.9%	8.6	5.6
Enterprise segment – service	29.7	34.4%	33.6	35.7%	(3.9)	(1.3)
Cloud segment – product	27.2	55.7%	16.4	56.4%	10.8	(0.7)
Cloud segment – recurring	49.7	47.4%	40.9	48.5%	8.8	(1.1)
Cloud segment – service	1.3	52.0%	0.5	50.0%	0.8	2.0
Mobile segment – product	47.6	54.8%	—	—	47.6	*
Mobile segment – recurring	13.5	51.7%	—	—	13.5	*
Mobile segment – service	14.4	49.7%	—	—	14.4	*

	623.6	53.3%	599.2	53.8%	24.4	(0.5)
Enterprise segment – purchase accounting adjustments	(2.9)	*	(9.1)	*	6.2	*
Mobile segment – purchase accounting adjustments	(6.8)	*	—	*	(6.8)	*

	$613.9	53.0%	$590.1	53.5%	$23.8	(0.5)

*	The comparison is not meaningful, generally due to the acquisition of Aastra on January 31, 2014 and the acquisition of Mavenir on April 29, 2015.

For the year ended December 31, 2015, Enterprise segment product gross margin percentage decreased by an absolute 1.8% to 55.5% compared to 57.3% for the year ended December 31, 2014. For the year ended December 31, 2015, Enterprise segment service gross margin percentage decreased by an absolute 1.3% to 34.4% compared to 35.7% for the year ended December 31, 2014. The decreases are primarily as a result of unfavorable foreign exchange rates (as a lower percentage of cost of sales is denominated in Euros and British pound sterling when compared to the percentage of revenues denominated in those currencies), which offset realized synergies relating to the acquisition of Aastra. For the year ended December 31, 2015, Enterprise segment recurring gross margin percentage increased by an absolute 5.6% to 57.5% compared to 51.9% for the year ended December 31, 2014 due to growth in software maintenance revenue, which generated a higher gross margin percentage.

Overall Cloud segment gross margin percentage remained relatively consistent for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Mobile segment gross margin was $75.5 million for the year ended December 31, 2015, and consists of the gross margin from the operations of Mavenir from the date of acquisition of April 29, 2015.

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

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 31.4% of revenues for the year ended December 31, 2015 compared to 31.2% of revenues for the year ended December 31, 2014, an increase of $18.3 million in absolute dollars. The increase in absolute dollars is primarily due to the acquisition of Mavenir. Our SG&A expenses for the year ended December 31, 2015 included $12.8 million of stock-based compensation expense (year ended December 31, 2014 — $6.1 million). The increase in stock-based compensation was due to additional stock-based compensation expense from the roll-over of Mavenir stock options into Mitel stock options as well as the additional expense from restricted stock units granted during the year.

Excluding the acquisition of Mavenir, SG&A expenses were $331.5 million, or 32.3% of revenues for the year ended December 31, 2015 compared to $358.4 million, or 31.4% for the year ended December 31, 2014 on a pro-forma basis including the January 2014 results of Aastra. The decrease in SG&A in absolute dollars was primarily due to realized synergies from the integration of Aastra as well as the effect of changes in foreign currency exchange rates due to the stronger U.S dollar in 2015 when compared to 2014.

We continue to monitor our cost base closely in an effort to keep our future operating expenditures in line with future revenue levels. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved in future years.

Research and Development

R&D expenses increased to 11.4% of revenues for the year ended December 31, 2015 compared to 10.7% of revenues for the year ended December 31, 2014, an increase of $13.1 million in absolute dollars. The increase was largely driven by the acquisition of Mavenir. Excluding the results of Mavenir, R&D expenses decreased to 10.0% of revenues in the year ended December 31, 2015 compared to 10.9% of revenues in the year ended December 31, 2014 on a pro-forma basis including the January 2014 results of Aastra. The decrease in R&D in absolute dollars was primarily due to realized synergies from the integration of Aastra as well as the effect of changes in foreign currency exchange rates due to the stronger U.S dollar in 2015 when compared to 2014.

We have historically invested heavily in R&D, which we believe positions us well with a broad range of cloud and Enterprise-based communications solutions. Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given period. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

Special charges and restructuring costs of $54.6 million were recorded in the year ended December 31, 2015. The costs consisted of $19.7 million of employee-related charges, $1.7 million of facility-reduction related charges, $20.7 million of integration-related charges and $12.5 million of acquisition-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 200 people, primarily in North America and Europe. Facility-reduction related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges primarily consist of professional fees and incidental costs relating to the integration of Aastra and Mavenir. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the acquisition of Mavenir.

At December 31, 2015, our remaining workforce reduction liability of $14.7 million consists primarily of salary and related benefits expected to be paid within one year. Our remaining lease termination obligations liability will be reduced over the remaining term of the leases, with $2.6 million of the outstanding $5.6 million balance expected to be paid within one year.

Special charges and restructuring costs of $72.7 million were recorded in the year ended December 31, 2014. The costs consisted of $37.0 million of workforce reduction-related charges, $5.4 million of facility-reduction related charges, $25.3 million of integration-related charges as well as $5.0 million of acquisition-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 350 people, primarily in North America and Europe. Facility-related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges consisted primarily of professional fees and incidental costs relating to the integration of the Aastra business. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the acquisition of Aastra in January 2014.

We expect to incur additional costs in the future to gain operating efficiencies. The timing and potential amount of such costs will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Amortization of acquisition-related intangible assets

In the year ended December 31, 2015 amortization of acquisition-related intangible assets increased to $75.1 million compared to $53.4 million for the year ended December 31, 2014. The increase is due primarily to the acquisition of Mavenir in April 2015.

Operating Income

We reported an operating loss of $10.2 million for the year ended December 31, 2015 compared to operating income of $1.0 million for the year ended December 31, 2014. The operating loss was primarily due to higher amortization of acquired intangible assets as a result of the acquisition of Mavenir.

Non-Operating Expenses

Interest Expense

Interest expense was $32.4 million for the year ended December 31, 2015 compared to $21.0 million for the year ended December 31, 2014. The increase in interest expense was due to higher debt levels and a higher interest rate margin as the result of the refinancing of our credit facilities in April 2015, done in conjunction with the acquisition of Mavenir.

Our interest expense for the first four months of the year ended December 31, 2015 and for the last 11 months of the year ended December 31, 2014 related primarily to our January 2014 Credit Facilities (as described in note 13 to the Consolidated Financial Statements) that initially consisted of a $355.0 million term loan that bore interest based on the LIBOR (subject to a 1.00% floor), plus 4.25%. Our interest expense for the last eight months of the year ended December 31, 2015 relates to our April 2015 Credit Facilities (as described in note 13 to the Consolidated Financial Statements) that initially consisted of a $660.0 million term loan that bore interest based on the LIBOR (subject to a 1.00% floor), plus 4.50%.

For the years ended December 31, 2015 and 2014, the average LIBOR applicable to our credit agreements was below the LIBOR floors and therefore the LIBOR floors were applicable.

Our interest expense may fluctuate from period to period depending on the movement in the LIBOR, when the LIBOR is above the 1.00 % floor in our April 2015 Credit Facilities.

Debt Retirement and Other Debt Costs

We recorded debt retirement costs of $9.6 million for the year ended December 31, 2015 primarily as a result of the refinancing of our credit agreement in April 2015 as well as prepayments of our credit facilities during 2014. In the first quarter of 2015, we recorded debt retirement and other debt costs of $0.7 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million voluntary prepayment of our term loan in February 2015. In the second quarter of 2015, we recorded debt retirement and other debt costs of $8.4 million relating to a write-off of the unamortized debt issue costs and unamortized original issue discount as a result of the repayment of our prior credit facilities in April 2015. In the third quarter of 2015, we recorded debt retirement and other debt costs of $0.5 million for expenses relating to the September 2015 amendment of our April 2015 Credit Facilities as described under “Significant Events and Recent Developments”, above.

We recorded debt retirement costs of $16.2 million for the year ended December 31, 2014 as a result of the refinancing of our credit agreement in January 2014 as well as prepayments of our then-existing credit facilities during 2014. In the first quarter of 2014, we recorded debt retirement costs of $14.7 million relating to the refinancing of our debt in January 2014. These costs consisted of $10.0 million of unamortized debt issue costs and unamortized original issue discount, $4.2 million of prepayment fees relating to repaying our prior credit facilities and $0.5 million of other costs relating to the refinancing. In the second and third quarters of 2014, we recorded debt retirement costs of $0.8 million and $0.7 million, respectively, relating to write-offs of the pro-rata share of unamortized debt issue costs and original issue discount as a result of two $25.0 million voluntary prepayments of our then-existing term loan made in May 2014 and August 2014.

Other Income (Expense)

For the year ended December 31, 2015, we recorded other income of $20.9 million compared to other income of $6.0 million during the year ended December 31, 2014. The other income for the years ended December 31, 2015 and 2014 was primarily due to foreign exchange gains of $18.8 million and $3.9 million, respectively. The $18.8 million foreign exchange gains for the year ended December 31, 2015 related primarily to intercompany balances and were fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

Income Tax Recovery

We recorded a net tax recovery of $10.6 million for the year ended December 31, 2015 compared to a net tax recovery of $22.9 million for the year ended December 31, 2014. The tax recoveries were primarily due to research and development tax credits and the tax effect of restructuring and debt charges.

During the years ended December 31, 2015 and December 31, 2014, there was no significant change in our assessment of the likelihood of the Company’s ability to generate future taxable income to realize deferred tax assets in various jurisdictions. At December 31, 2015, there continues to be a valuation allowance of $45.0 million (December 31, 2014 — $32.1 million) against deferred tax assets, primarily in the U.K. and the U.S. Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

Net Loss

Our net loss for the year ended December 31, 2015 was $20.7 million compared to $7.3 million for the year ended December 31, 2014. The increase in net loss was due to lower operating income, higher interest expense and lower tax recovery, partially offset by lower debt retirement costs and higher other income, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss of $21.0 million for the year ended December 31, 2015 was due primarily to foreign currency translation adjustments of $29.1 million as result of significant changes in foreign currency exchange rates during the year, in particular the Euro and the British pound weakening against the U.S. dollar.

Other comprehensive loss of $67.4 million for the year ended December 31, 2014 was due primarily to pension liability adjustments of $53.9 million for our defined benefit pension plans. In particular, we recorded an increase in all defined benefit obligations due to a decrease in the discount rate used to value the obligations. The discount rate assumption was determined using prevailing rates available on high-quality, fixed income debt instruments in the jurisdiction of each respective plan.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $168.1 million for the year ended December 31, 2015 compared to $166.9 million for the year ended December 31, 2014, an increase of $1.2 million. The increase was driven primarily by Adjusted EBITDA from the acquisition of Mavenir. Excluding Mavenir, Adjusted EBITDA was $151.0 for the year ended December 31, 2015 compared to $164.1 million for the year ended December 31, 2014 on a pro forma basis including the January 2014 results of Aastra. The decrease was primarily due to lower sales driven by changes in foreign exchange rates, in particular the weakening of the Euro and British pound against the U.S. dollar.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, see Item 6, “Selected Financial Data”.

Results of Operations — Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Year Ended December 31,				Change (1)
	2014		2013 (unaudited)
	Amounts	% of Revenues	Amounts	% of Revenues	Amount
	(in millions, except percentages and per share amounts)
Revenues	$1,104.0	100.0%	$569.5	100.0%	$534.5
Cost of revenues	513.9	46.5%	245.3	43.1%	268.6

Gross margin	590.1	53.5%	324.2	56.9%	265.9

Selling, general and administrative	344.7	31.2%	199.3	35.0%	145.4
Research and development	118.3	10.7%	56.9	10.0%	61.4
Special charges and restructuring costs	72.7	6.6%	17.5	3.1%	55.2
Amortization of acquisition-related intangible assets	53.4	4.8%	24.2	4.2%	29.2

	589.1	53.4%	297.9	52.3%	291.2

Operating income	1.0	0.1%	26.3	4.6%	(25.3)
Interest expense	(21.0)	(1.9)%	(24.5)	(4.3)%	3.5
Debt retirement and other debt costs	(16.2)	(1.5)%	(3.2)	(0.6)%	(13.0)
Other income (expense)	6.0	0.5%	(0.2)	—	6.2
Income tax recovery	22.9	2.1%	1.4	0.2%	21.5

Net loss from continuing operations	(7.3)	(0.5)%	(0.2)	—	(7.1)
Net loss from discontinued operations	—	—	(3.0)	(0.6)%	3.0

Net loss	$(7.3)	(0.7)%	$(3.2)	(0.6)%	$(4.1)

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$166.9	15.1%	$86.9	15.3%	$80.0
Adjusted EBITDA from discontinued operations	—	—	(0.1)	—	0.1

Adjusted EBITDA	$166.9	15.1%	$86.8	15.2%	$80.1

Net income (loss) per common share — Basic and diluted
Net loss per share from continuing operations	$(0.08)		$(0.01)
Net loss per share from discontinued operations	$—		$(0.05)
Net loss per common share	$(0.08)		$(0.06)

(1)	The percentage change has not been presented as the comparison is not meaningful, largely due to the acquisition of Aastra.

Revenues

Our reportable segments are determined in accordance with how our management views and evaluates our business. The following tables set forth revenues by business segment in dollars and as a percentage of total revenues:

	Year ended December 31,				Change
	2014		2013 (unaudited)
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Enterprise segment — product	$708.5	63.7%	$323.7	56.8%	$384.8	*
Enterprise segment — recurring	196.2	17.6%	123.8	21.7%	72.4	*
Enterprise segment — service	94.0	8.4%	52.1	9.1%	41.9	*
Cloud segment — product	29.1	2.6%	14.0	2.5%	15.1	*
Cloud segment —recurring	84.3	7.6%	55.9	9.8%	28.4	*
Cloud segment — service	1.0	0.1%	—	—	1.0	*

	1,113.1	100.0%	569.5	100.0%	543.6	*
Enterprise segment — purchase accounting adjustments	(9.1)		—		(9.1)	*

	$1,104.0		$569.5		$534.5	*

*	The comparison is not meaningful, generally due to the acquisition of Aastra on January 31, 2014.

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

Revenue for the year ended December 31, 2014 includes a reduction in revenue of $9.1 million relating to purchase accounting. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to the acquisition of Aastra was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this purchase accounting adjustment has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition.

Excluding the results of operations from the acquisition of Aastra, Enterprise segment product revenues increased by approximately 1.0% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in revenues was primarily due to higher contact center sales, which more than offset an expected decrease in revenues due to customers migrating to a cloud recurring model.

Excluding the results of operations from the acquisition of Aastra, Cloud segment product revenues increased by $2.0 million to $16.0 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to increased sales to cloud service providers.

Excluding the results of operations from the acquisition of Aastra, for the year ended December 31, 2014 compared to the year ended December 31, 2013, Enterprise segment service and recurring revenues decreased by approximately 8.0% while Cloud segment recurring service revenues increased by $17.4 million, or 31.1%, to $73.3 million. The decrease in Enterprise segment service revenues was primarily due to lower legacy services such as hardware maintenance as well as customers transitioning from an enterprise solution to a cloud solution. The increase in Cloud segment recurring revenues reflects new and existing customers migrating to our cloud solutions.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Year ended December 31,				Change
	2014		2013 (unaudited)
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Enterprise segment – product	$405.9	57.3%	$213.0	65.8%	$192.9	(8.5)
Enterprise segment – recurring	101.9	51.9%	68.9	55.7%	33.0	(3.8)
Enterprise segment – service	33.6	35.7%	8.4	16.1%	25.2	19.6
Cloud segment – product	16.4	56.4%	7.6	54.3%	8.8	2.1
Cloud segment – recurring	40.9	48.5%	26.3	47.0%	14.6	1.5
Cloud segment – service	0.5	50.0%	—	—	0.5	*

	599.2	53.8%	324.2	56.9%	275.0	(3.1)
Enterprise segment – purchase accounting adjustments	(9.1)	*	—	—	(9.1)	*

	$590.1	53.5%	$324.2	56.9%	$265.9	(3.4)

*	The comparison is not meaningful, generally due to the acquisition of Aastra on January 31, 2014.

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

Excluding the effect of the acquisition of Aastra, Enterprise segment product gross margin percentage increased by an absolute 4.7% to 71.9% for the year ended December 31, 2014 when compared to the year ended December 31, 2013 while Enterprise segment recurring and service gross margin percentage increased by an absolute 3.3% to 41.4% in the year ended December 31, 2014 when compared to the year ended December 31, 2013. The increase in Enterprise segment product, recurring and service gross margin percentages were primarily as a result of the acquisitions of prairieFyre in June 2013 and Oaisys in March 2014, as well as cost reductions from restructuring and integration actions taken during the year.

Excluding the effect of the acquisition of Aastra, Cloud segment product gross margin percentage decreased to 49.8% for the year ended December 31, 2014 from 54.3% for the year ended December 31, 2013 primarily due to the mix of product sales. Cloud segment recurring gross margin increased by an absolute 0.2% to 47.2% for the year ended December 31, 2014 when compared to the year ended December 31, 2013 period due primarily due to the increase in revenues, as certain costs of revenues remain fixed.

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

Amortization of acquisition-related intangible assets

In the year ended December 31, 2014 amortization of acquisition-related intangible assets increased to $53.4 million compared to $24.2 million for the year ended December 31, 2013. The increase was due primarily to the acquisition of Aastra in January 2014.

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

Debt Retirement and Other Debt Costs

We recorded debt retirement costs of $16.2 million for the year ended December 31, 2014 as a result of the refinancing of our credit agreement in January 2014 as well as prepayments of our credit facilities during 2014. In the first quarter of 2014, we recorded debt retirement costs of $14.7 million relating to the refinancing of our debt in January 2014. These costs consisted of $10.0 million of unamortized debt issue costs and unamortized original issue discount, $4.2 million of prepayment fees relating to repaying our prior credit facilities and $0.5 million of other costs relating to the refinancing. In the second and third quarters of 2014, we recorded debt retirement costs of $0.8 million and $0.7 million, respectively, relating to write-offs of the pro-rata share of unamortized debt issue costs and original issue discount as a result of two $25.0 million voluntary prepayments of our then-existing term loan made in May 2014 and August 2014.

In the first quarter of 2013, we recorded debt retirement costs of $2.6 million relating to the refinancing of our debt in February 2013. These costs consisted of $2.6 million of unamortized debt issue costs and unamortized original issue discount relating to repaying our prior credit facilities. In the fourth quarter of 2013, we recorded debt retirement costs of $0.6 million relating to the write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $20.0 million voluntary prepayments of our then-existing first lien term loan in November 2013.

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

During the years ended December 31, 2014 and December 31, 2013, there was no significant change in our assessment of the likelihood of the Company’s ability to generate future taxable income to realize deferred tax assets in various jurisdictions. At December 31, 2014, there was a valuation allowance of $32.1 million (December 31, 2013 — $26.5 million) against deferred tax assets, primarily in the U.K. Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

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

Cash Flows — Comparison of the Year Ended December 31, 2015 to Year Ended December 31, 2014

Below is a summary of results of cash flows and a discussion of results for the year ended December 31, 2015 compared to the year ended December 31, 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$54.6	$72.5	$(17.9)
Investing activities	(362.9)	(21.7)	(341.2)
Financing activities	292.8	28.0	264.8
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(7.7)	3.5

Increase (decrease) in cash and cash equivalents	$(19.7)	$71.1	$(90.8)

Cash and cash equivalents, end of year	$91.6	$111.3	$(19.7)

Cash Provided by Operating Activities

Cash generated from operating activities for the year ended December 31, 2015 was $54.6 million compared with $72.5 million for the year ended December 31, 2014. The lower cash flows from operations was largely due to unfavorable changes in non-cash operating assets and liabilities, in particular accounts payable and accrued liabilities due to the timing of cash payments.

Cash Used in Investing Activities

Net cash used for investing activities was $362.9 million for the year ended December 31, 2015 compared to net cash used of $21.7 million for the year ended December 31, 2014.

The cash used in investing activities for the year ended December 31, 2015 consists of $346.7 million for acquisitions, consisting of $343.2 million for the April 2015 acquisition of Mavenir (cash paid of $353.3 million, net of cash acquired of $10.1 million) and $3.5 million for the June 2015 acquisition of Tiger (cash paid of $4.8 million net of cash acquired of $1.3 million), as well as additions to property, equipment and intangible assets of $16.2 million.

The cash used in investing activities for the year ended December 31, 2014 consists of $8.2 million for acquisitions consisting of $0.6 million for the January 2014 acquisition of Aastra (cash paid of $80.0 million, net of cash acquired of $79.4 million) and $7.6 million for the March 2014 acquisition of Oaisys (cash paid of $7.9 million net of cash acquired of $0.3 million), as well as additions to property, equipment and intangible assets of $13.5 million.

Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2015, net cash provided by financing activities was $292.8 million, compared to cash provided by financing activities of $28.0 million for the year ended December 31, 2014.

The cash provided by financing activities in the year ended December 31, 2015 consisted primarily of net proceeds from the April 2015 refinancing as described under “Significant Events and Recent Developments” above, partially offset by a $25.0 million voluntary repayment of our then-existing term loan made in February 2015.

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

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $4.2 million for the year ended December 31, 2015 compared to a decrease of $7.7 million for the year ended December 31, 2014.

Cash Flows — Comparison of the Year Ended December 31, 2014 to Eight Months Ended December 31, 2013

Below is a summary of results of cash flows and a discussion of results for the year ended December 31, 2014 compared to the eight months ended December 31, 2013.

	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Change
		(in millions)
Net cash provided by (used in)
Operating activities	$72.5	$17.7	$54.8
Investing activities	(21.7)	(26.0)	4.3
Financing activities	28.0	(21.9)	49.9
Effect of exchange rate changes on cash and cash equivalents	(7.7)	1.4	(9.1)

Increase (decrease) in cash and cash equivalents	$71.1	$(28.8)	$99.9

Cash and cash equivalents, end of year	$111.3	$40.2	$71.1

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

Liquidity and Capital Resources

As of December 31, 2015, our liquidity consisted primarily of cash and cash equivalents of $91.6 million and an undrawn $50.0 million revolving credit facility. At December 31, 2015, we had $656.7 million outstanding under our term loan and had stated shareholders’ equity of $615.0 million.

Cash and Cash Equivalents

At December 31, 2015 and December 31, 2014, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with a majority of our cash equivalents invested in federal government treasury bills of Canada, the U.S. and the U.K.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

April 2015 Credit Facilities

In April 2015, in conjunction with the acquisition of Mavenir (as discussed in “Significant Events and Recent Developments — 2015” under the “Overview” section above), we refinanced our senior credit facilities. The new credit facilities consist of a $660.0 million term loan and a $50.0 million revolving facility (the “April 2015 Credit Facilities”). Proceeds of $653.4 million (net of original discount of $6.6 million), along with cash on hand, were used to repay the remaining $279.1 million outstanding on the then-existing credit facilities, the remaining $26.9 million principal outstanding under Mavenir’s prior credit facilities, for the cash consideration paid for the acquisition of Mavenir (as described in note 3 to the Consolidated Financial Statements), as well as accrued interest, fees and expenses in connection with the refinancing and the acquisition of Mavenir.

In September 2015, we amended the April 2015 Credit Facilities to provide the Company with additional operating flexibility. The amendment included, in part, an increase in the maximum Leverage Ratio financial covenant for the fiscal quarters ending September 30, 2015, December 31, 2015 and March 31, 2016, as described below, and an increase to the applicable margin on the term loan.

The revolving credit facility bears interest at LIBOR plus an applicable margin, which is initially 4.0%, or, at the option of the Company, a base rate plus an applicable margin, and matures in April 2020. We may borrow Canadian dollars under the revolving credit facility. Such borrowings bear interest at the Canadian prime rate plus an applicable margin. The term loan bears interest at LIBOR (subject to a 1.0% floor) plus 4.5% or, at the option of the Company, a base rate plus an applicable margin, and matures in April 2022. The term loan requires quarterly principal repayments of 0.25% of the original outstanding principal.

We are also required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the April 2015 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required to be paid within 100 days of December 31, 2016.

In the third quarter and fourth quarter of 2015, we repaid a total of $3.3 million as regular principal repayments of our term loan. In addition, subsequent to year-end, in January 2016 we made a $25.0 million voluntary prepayment of our term loan. The voluntary prepayment can be applied against our mandatory quarterly debt repayments or excess cash flow payments.

We may prepay the term loan at a premium of 1% over the principal amount up to September 29, 2016 using proceeds from a refinancing, if the refinancing is completed at a lower effective rate than the current debt. Otherwise, the term loan can be repaid without premium or penalty. The April 2015 Credit Facilities have customary default clauses, such that repayment of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the April 2015 Credit Facilities.

The April 2015 Credit Facilities contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $75.0 million of unrestricted cash) to the trailing twelve months of Consolidated EBITDA, as specified in the April 2015 Credit Facilities (“Leverage Ratio”), (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, (f) limitations on the payment of dividends and (g) limitations on capital expenditures. The maximum Leverage Ratio, as amended in September 2015, applies to the Company for the period ending September 30, 2015 and for all fiscal quarters thereafter until maturity, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2015 through December 31, 2015	5.25:1.00
March 31, 2016	4.75:1.00
June 30, 2016 through September 30, 2016	4.25:1.00
December 31, 2016 through September 30, 2017	3.25:1.00
December 31, 2017 through September 30, 2018	3.00:1.00
December 31, 2018 through September 30, 2019	2.75:1.00
December 31, 2019 and thereafter	2.50:1.00

The maximum Leverage Ratio, as amended in September 2015, and actual Leverage Ratio are as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
September 30, 2015	5.25	3.87
December 31, 2015	5.25	4.23

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At December 31, 2015, the plan had an unfunded pension liability of $79.6 million (December 31, 2014 — $91.2 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for 2014 was determined to be $5.0 million (£3.2 million), and increases at an annual rate of 3% for the calendar years 2015 and 2016.

As part of the acquisition of Aastra in January 2014, we assumed certain unfunded pension obligations related to entities in France and Germany. In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. At December 31, 2015, we had unfunded pension liabilities, primarily in France and Germany, totaling $24.9 million (December 31, 2014 — $26.0 million). In addition, we assumed a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At December 31, 2015, a liability of $22.1 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2014 — $18.9 million).

Liquidity

We believe we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on restructuring and integration actions, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, foreign exchange currency rates, market acceptance of our products and the cost and timing of potential acquisitions. Additional equity or debt financing may not be available on favorable terms or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under our existing credit agreements. As in the past, we may elect to make voluntary prepayments on our outstanding indebtedness.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2015:

	Payments Due by Fiscal Year
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Long-term debt obligations (1)	$42.8	$42.4	$42.0	$41.7	$41.3	$669.4	$879.6
Capital lease obligations (2)	5.4	3.6	1.8	0.5	—	—	11.3
Operating lease obligations (3)	26.5	20.6	16.8	11.4	9.1	13.3	97.7
Defined benefit plan contributions (4)	5.1	—	—	—	—	—	5.1
Other	2.0	1.8	1.0	—	—	—	4.8

Total	$81.8	$68.4	$61.6	$53.6	$50.4	$682.7	$998.5

(1)	Represents the principal and interest payments on our term loan. Interest on our term loan is based on LIBOR plus 4.50% with LIBOR subject to a 1.00% floor. For the purposes of estimating the variable interest, the greater of the average 3-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.00%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows as an estimate is not practicable. The estimated contractual obligations exclude the $25.0 million voluntary prepayment made in January 2016.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these obligations range from 5.1% to 7.0%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2016 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Consolidated Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $11.9 million of non-current tax liabilities relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

We have the following significant off-balance sheet arrangements:

Letters of Credit

We had $10.0 million in letters of credit, bank guarantees or similar instruments outstanding as of December 31, 2015 (December 31, 2014 — $4.0 million).

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

Off-balance Sheet Lease Obligations

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At December 31, 2015, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $45.7 million (December 31, 2014 — $61.7 million).

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

Revenue Recognition

Our sales arrangements in all of our segments often involve multiple elements, including hardware, software, installation and other professional services and post-contract technical support. Unbundling the multiple-element arrangements using the relative selling price hierarchy requires a significant amount of judgment. In particular, to determine the relative selling price of each element in a multiple-element arrangement, we first determine whether Vendor Specific Objective Evidence (“VSOE”) of selling price exists for each element. Where VSOE of selling price does not exist for an element, we then look to third-party evidence of selling price. However, third-party evidence is not generally available as our product offerings differ from those of our competitors and competitor pricing is often not available. In such cases where VSOE and third-party evidence cannot establish a selling price, we estimate the selling price for an element by determining the price at which we would transact if the products or services were to be sold on a standalone basis. In establishing the estimated selling price, management judgment is involved and we consider a number of factors including, but not limited to, geographies, customer segments and pricing practices.

Our Mobile segment recognizes revenues for initial installations of networking solutions under contract accounting guidance, using the percentage-of-completion method, as described in note 2 (f) of the Consolidated Financial Statements. Under the percentage-of-completion method, we make key judgments in areas such as estimated total project hours and total project costs. Changes in job performance, job conditions, and complications relating to the integration into a customer’s network may result in changes to total project hours and total project costs from what was previously estimated.

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

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.4% of the ending aggregate lease portfolio as of December 31, 2015 compared to 3.9% at December 31, 2014. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of December 31, 2015. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of December 31, 2015 and 2014, the provision represented 5.8% and 5.3% of gross receivables, respectively.

Goodwill

We assess goodwill for impairment on an annual basis, or more frequently if circumstances warrant. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the book value of goodwill for that unit. At December 31, 2015, our reporting units were our reported operating segments: Enterprise (formerly named Premise), Cloud and Mobile (consisting solely of the operating results of Mavenir from April 29, 2015, the date of acquisition, as described in note 3).

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

We have historically performed our annual goodwill impairment test the first day of our fiscal fourth quarter. The result of our annual impairment tests, performed on October 1, 2015 and 2014, resulted in no impairment charge. The fair value of each reporting unit exceeded its carrying value.

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

As of December 31, 2015, the liability relating to lease termination obligations was $5.6 million, with $2.6 million recorded as current (December 31, 2014 — total of $7.6 million, with $3.9 million recorded as current). This estimate will change as a result of actual results and changes in assumptions regarding vacancy, market rate, and operating costs.

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

In the year ended December 31, 2015, we updated our assessment of the realizability of our deferred tax assets. At December 31, 2015, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there continues to be a valuation allowance of $45.0 million (December 31, 2014 — $32.1 million) against deferred tax assets primarily in the United Kingdom.

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

Pension Costs

We operate a defined benefit plan in the U.K. (“U.K. Plan”) and, as a result of the acquisition of Aastra, defined benefit plans primarily in France (“France Plan”), Germany (“Germany Plan”) and Switzerland (“Switzerland Plan”).

Our U.K. Plan is partially funded and was closed to new members in 2001 and was closed to new service in November 2012. Under the France Plan, retirees generally benefit from a lump sum payment upon retirement or departure. Under the Germany Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.

The Switzerland Plan is a partially funded multiple-employer pension plan in Switzerland. Under the Switzerland Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. As the plan is a multiple-employer plan, the Consolidated Financial Statements include our pro-rata share of assets, projected benefit obligation and pension benefit cost.

For all of our defined benefit plans, the pension liability and pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, inflation rates, expected return on plan assets and life expectancy of the members. In estimating the discount rates and expected returns, we considered market conditions at the valuation date of December 31, 2015. Material changes in our pension benefit costs may occur in the future as a result of changes to these assumptions or market conditions.

Stock-Based Compensation for Stock options

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employees’ requisite service period, which is generally the vesting period. In 2015, we estimated the volatility of our common shares using the historical volatility of our common shares. Prior to 2015, we estimated the volatility of our common shares using the historical volatility of comparable public companies as we determined we did not have sufficient history of our common share price. We determined the comparable public companies based on a number of factors including similarity to us with respect to industry, business model, stage of growth and financial risk. The selection of comparable public companies requires significant management judgment and a change in the volatility assumption could significantly affect the determination of stock-based compensation expense.

Based on these assumptions, stock-based compensation expense reduced our results of operations by $12.8 million for the year ended December 31, 2015 (year ended December 31, 2014 — $6.1 million). As of December 31, 2015, there was $34.2 million of unrecognized stock-based compensation expense (December 31, 2014 — $12.7 million). We expect these awards to be recognized over a weighted average period of 3.1 years (December 31, 2014 — 3.1 years).

Significant Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU adds a Revenue from Contracts with Customers subtopic to the FASB ASC and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted no earlier than the first quarter of 2017. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements, which could impact the timing and amounts of revenue recognized.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in our future earnings due to adverse changes in financial markets. We are exposed to market risk from changes in foreign exchange rates and interest rates. Inflation has not had a significant impact on our results of operations.

Foreign Currency Risk

We are exposed to currency rate fluctuations related primarily to our future net cash flows from operations in Euros, British pounds sterling, Canadian dollars, Swedish krona, Australian dollars, Chinese yuan, Indian Rupees and Swiss francs. We have used, and may use in the future, foreign currency forward contracts to mitigate the short-term impact of currency fluctuations on certain foreign currency receivables, payables and intercompany balances. These contracts are not entered into for speculative purposes, and are not treated as hedges for accounting purposes. We also have used, and may use in the future, forward contracts to hedge certain probable future cash flows. These forward contracts are not entered into for speculative purposes and, when qualifying, are treated as hedges for accounting purposes.

At December 31, 2015, the Company had a net unrealized gain on fair value adjustments on the outstanding forward contracts used for cash flow hedging of $0.1 million. As of December 31, 2015, a 5.0% appreciation in the U.S. dollar would have resulted in an additional unrealized loss of $0.8 million on those foreign currency forward contracts. As at December 31, 2015, a 5.0% depreciation in the U.S. dollar would have resulted in an additional unrealized gain of $0.8 million on those foreign currency forward contracts.

Interest Rate Risk

In accordance with our corporate policy, cash equivalent and short-term investment balances are primarily comprised of high-grade commercial paper and money market instruments with original maturity dates of less than three months. Due to the short-term maturity of these investments, we are not subject to significant interest rate risk with respect to these investments.

We are exposed to interest rate risk on our April 2015 Credit Facilities consisting of a revolving facility and a term loan. The $50.0 million undrawn revolving credit facility bears interest at a rate of LIBOR plus an applicable margin and matures in April 2020. If the entire revolving credit facility were utilized, each 1.0% adverse change in LIBOR would currently result in an additional $0.5 million in interest expense per year. The term loan, with $656.7 million outstanding at December 31, 2015, matures in April 2022 and bears interest at a rate of LIBOR plus an applicable margin, with LIBOR subject to a floor of 1.00%. The impact of each 1.0% adverse change in LIBOR on the first lien term loan, would result in an additional $6.6 million in interest expense per year. However, we would not be affected by adverse changes in interest rates until LIBOR exceeds the 1.00% floor.

In addition, our defined benefit pension plans are exposed to changes in interest rate risk through their investment in bonds and the discount rate assumption.

The interest rates on our obligations under capital leases are fixed and therefore not subject to interest rate risk.

Credit Risk

Our financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables, sales-type lease receivables as well as assets held by our defined benefit pension plans. In addition, we are exposed to credit risk through our recourse obligations on sold sales-type leases. Cash equivalents are invested in government and commercial paper with investment grade credit rating. We are exposed to normal credit risk from customers. In our Enterprise and Cloud segments, we have a large number of diverse customers to minimize concentrations of credit risk. In our Mobile segment, one customer accounted for 11.1% of our consolidated accounts receivable at December 31, 2015.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the accompanying consolidated balance sheets of Mitel Networks Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years ended December 31, 2015 and December 31, 2014, the eight months ended December 31, 2013, and the year ended April 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mitel Networks Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and December 31, 2014, the eight months ended December 31, 2013, and the year ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte

Chartered Professional Accountants

Licensed Public Accountants

Ottawa, Canada

February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the internal control over financial reporting of Mitel Networks Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Mavenir Systems, Inc. (“Mavenir”), a company acquired in a business combination on April 29, 2015. Tangible assets of approximately $130.8 million and liabilities of approximately $80.8 million related to the Mavenir business were included in Mitel’s consolidated balance sheet at December 31, 2015 and total revenues of approximately $131.9 million and a net loss of approximately $28.5 million were included in the consolidated statement of operations for the year ended December 31, 2015 (representing operations of the Mavenir business from the acquisition date of April 29, 2015). Accordingly, our audit did not include the internal control over financial reporting at Mavenir. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte

Chartered Professional Accountants

Licensed Public Accountants

Ottawa, Canada

February 29, 2016

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$91.6	$111.3
Accounts receivable (net of allowance for doubtful accounts of $17.9 and $13.2, respectively)	290.2	237.5
Sales-type lease receivables (net) (note 5)	12.6	18.1
Inventories (net) (note 6)	92.8	88.3
Other current assets (note 7)	75.4	53.2

	562.6	508.4
Non-current portion of sales-type lease receivables (net) (note 5)	17.0	19.7
Deferred tax asset (note 23)	159.4	165.3
Property and equipment (net) (note 8)	54.7	50.7
Identifiable intangible assets (net) (note 9)	389.9	175.8
Goodwill (note 10)	658.6	340.3
Other non-current assets	10.5	11.6

	$1,852.7	$1,271.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 11)	$249.4	$215.0
Current portion of deferred revenue	112.3	78.2
Current portion of long-term debt (note 13)	11.7	6.2

	373.4	299.4
Long-term debt (note 13)	633.6	303.6
Long-term portion of deferred revenue	40.1	35.6
Deferred tax liability (note 23)	28.2	15.3
Pension liability (note 24)	126.6	136.1
Other non-current liabilities	35.8	34.0

	1,237.7	824.0

Commitments, guarantees and contingencies (notes 14 and 15)
Shareholders’ equity:
Common shares, without par value — unlimited shares authorized; issued and outstanding: 120.8 and 100.1, respectively (note 16)	1,414.2	1,216.3
Warrants (note 18)	39.1	39.1
Additional paid-in capital	49.0	38.0
Accumulated deficit	(719.3)	(698.6)
Accumulated other comprehensive loss	(168.0)	(147.0)

	615.0	447.8

	$1,852.7	$1,271.8

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Revenues:
Enterprise	$869.7	$989.6	$307.0	$524.4
Cloud	156.1	114.4	50.3	52.5
Mobile	131.9	—	—	—

	1,157.7	1,104.0	357.3	576.9
Cost of revenues:
Enterprise	402.7	457.3	127.5	229.1
Cloud	77.9	56.6	25.8	27.2
Mobile	63.2	—	—	—

	543.8	513.9	153.3	256.3

Gross margin	613.9	590.1	204.0	320.6

Expenses:
Selling, general and administrative	363.0	344.7	132.1	198.7
Research and development	131.4	118.3	38.3	55.7
Special charges and restructuring costs (note 20)	54.6	72.7	14.6	21.8
Amortization of acquisition-related intangible assets	75.1	53.4	16.5	22.3

	624.1	589.1	201.5	298.5

Operating income (loss)	(10.2)	1.0	2.5	22.1
Interest expense	(32.4)	(21.0)	(17.1)	(19.7)
Debt retirement and other debt costs (note 13)	(9.6)	(16.2)	(0.6)	(2.6)
Other income (expense), net (note 27)	20.9	6.0	(0.4)	1.3

Income (loss) from continuing operations, before income taxes	(31.3)	(30.2)	(15.6)	1.1
Current income tax recovery (expense) (note 23)	(13.4)	(7.7)	(7.7)	(10.3)
Deferred income tax recovery (expense) (note 23)	24.0	30.6	17.8	19.1

Net income (loss) from continuing operations	(20.7)	(7.3)	(5.5)	9.9
Net income (loss) from discontinued operations (note 4)	—	—	—	(3.7)

Net income (loss)	$(20.7)	$(7.3)	$(5.5)	$6.2

Net income (loss) per common share — Basic:
Net income (loss) per share from continuing operations	$(0.18)	$(0.08)	$(0.10)	$0.19
Net income (loss) per share from discontinued operations	—	—	—	$(0.07)
Net income (loss) per share	$(0.18)	$(0.08)	$(0.10)	$0.12
Net income (loss) per common share — Diluted:
Net income (loss) per share from continuing operations	$(0.18)	$(0.08)	$(0.10)	$0.18
Net income (loss) per share from discontinued operations	—	—	—	$(0.07)
Net income (loss) per share	$(0.18)	$(0.08)	$(0.10)	$0.11
Weighted-average number of common shares outstanding (note 19):
Basic	113.7	95.6	53.9	53.7
Diluted	113.7	95.6	53.9	56.2

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Net income (loss)	$(20.7)	$(7.3)	$(5.5)	$6.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(29.1)	(13.5)	1.7	(1.6)
Pension liability adjustments, net of tax of $4.4, $2.2, nil and nil, respectively (note 24)	8.1	(53.9)	32.2	(15.0)

	(21.0)	(67.4)	33.9	(16.6)

Comprehensive income (loss)	$(41.7)	$(74.7)	$28.4	$(10.4)

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

	Common Shares			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount	Warrants
Balance at April 30, 2012	53.6	$809.4	$55.6	$13.7	$(692.0)	$(96.9)	$89.8

Comprehensive income (loss)	—	—	—	—	6.2	(16.6)	(10.4)
Exercise of stock options	0.1	1.0	—	(0.6)	—	—	0.4
Stock-based compensation	—	—	—	4.2	—	—	4.2
Expiration of warrants	—	—	(16.5)	16.5	—	—	—

Balance at April 30, 2013	53.7	$810.4	$39.1	$33.8	$(685.8)	$(113.5)	$84.0

Comprehensive income (loss)	—	—	—	—	(5.5)	33.9	28.4
Exercise of stock options	0.7	4.5	—	(1.6)	—	—	2.9
Stock-based compensation	—	—	—	3.1	—	—	3.1

Balance at December 31, 2013	54.4	$814.9	$39.1	$35.3	$(691.3)	$(79.6)	$118.4

Comprehensive loss	—	—	—	—	(7.3)	(67.4)	(74.7)
Exercise of stock options	1.5	10.1	—	(3.4)	—	—	6.7
Stock-based compensation	—	—	—	6.1	—	—	6.1
Issuance of shares (note 3)	44.2	391.3	—	—	—	—	391.3

Balance at December 31, 2014	100.1	$1,216.3	$39.1	$38.0	$(698.6)	$(147.0)	$447.8

Comprehensive loss	—	—	—	—	(20.7)	(21.0)	(41.7)
Exercise of stock options and vesting of restricted stock units	1.0	8.7	—	(4.6)	—	—	4.1
Stock-based compensation	—	—	—	12.8	—	—	12.8
Issuance of shares (note 3)	19.7	189.2	—	—	—	—	189.2
Stock options issued as consideration for the acquisition of Mavenir (note 3)	—	—	—	2.8	—	—	2.8

Balance at December 31, 2015	120.8	$1,414.2	$39.1	$49.0	$(719.3)	$(168.0)	$615.0

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$(20.7)	$(7.3)	$(5.5)	$6.2
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	99.1	75.9	25.5	35.8
Stock-based compensation	12.8	6.1	3.1	4.2
Deferred income tax recovery	(24.0)	(30.6)	(17.8)	(19.1)
Goodwill impairment	—	—	—	1.9
Non-cash portion of debt retirement and other debt costs	9.6	15.7	0.6	2.6
Non-cash movements in provisions	2.7	(2.0)	(2.7)	(1.1)
Change in non-cash operating assets and liabilities, net (note 21)	(24.9)	14.7	14.5	13.5

Net cash provided by operating activities	$54.6	$72.5	$17.7	$44.0

Investing activities:
Additions to property, equipment and intangible assets	(16.2)	(13.5)	(2.9)	(11.8)
Acquisitions, net of cash acquired (note 3)	(346.7)	(8.2)	(23.1)	—
Decrease in restricted cash	—	—	—	0.2

Net cash used in investing activities	$(362.9)	$(21.7)	$(26.0)	$(11.6)

Financing activities:
Proceeds from issuance of long-term debt (note 13)	653.4	353.2	—	276.4
Repayment of senior credit facilities (note 13)	(307.4)	(309.4)	(21.5)	(306.2)
Repayment of acquired long-term debt (note 3)	(30.4)	—	—	—
Borrowings under the revolving credit facility	21.0	—	—	—
Repayments of the revolving credit facility	(21.0)	—	—	—
Prepayment fees related to repayment of senior credit facilities (note 13)	—	(4.2)	—	—
Payment of deferred financing costs and other debt costs (note 13)	(19.6)	(11.0)	—	(8.5)
Repayment of capital lease liabilities and other long-term debt	(7.3)	(7.3)	(3.3)	(3.2)
Payment of litigation settlement obligation	—	—	—	—
Proceeds from issuance of common shares	4.1	6.7	2.9	0.4

Net cash provided by (used in) financing activities	$292.8	$28.0	$(21.9)	$(41.1)

Effect of exchange rate changes on cash and cash equivalents	(4.2)	(7.7)	1.4	(1.0)

Increase (decrease) in cash and cash equivalents	(19.7)	71.1	(28.8)	(9.7)
Cash and cash equivalents, beginning of period	111.3	40.2	69.0	78.7

Cash and cash equivalents, end of period	$91.6	$111.3	$40.2	$69.0

(Note 21 contains supplemental cash flow information)

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in U.S. dollars, millions, except per share amounts)

1. BACKGROUND AND NATURE OF OPERATIONS

Mitel Networks Corporation (“Mitel” or the “Company”) is a global provider of enterprise and mobile communications and collaboration software and services. Through direct and indirect channels as well as strategic technology partnerships, the Company serves customers in the United States and the rest of North and South America (collectively, the “Americas”), Europe, Middle East and Africa (collectively, “EMEA”) and Asia-Pacific regions.

On April 29, 2015, Mitel completed the acquisition of Mavenir Systems, Inc. (“Mavenir”), a global provider of software-based networking solutions for mobile carriers. Mavenir’s results of operations are included in Mitel’s Consolidated Financial Statements from the date of acquisition.

2. ACCOUNTING POLICIES

a) Basis of Presentation

These Consolidated Financial Statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for the preparation of financial statements.

b) Change in Fiscal Year

In January 2014, the Board of Directors of the Company determined that, in accordance with its Bylaws and upon the recommendation of its Audit Committee, the Company’s fiscal year shall begin on January 1 and end on December 31 of each year, starting on January 1, 2014. This resulted in a change in fiscal year end from April 30 to December 31. The required transition period of May 1, 2013 to December 31, 2013 is included in these financial statements. For comparative purposes, the unaudited results of operations and comprehensive income for the 12 months ended December 31, 2013 are included in note 28.

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

e) Foreign Currency Translation

The parent company’s functional currency is the U.S. dollar and the Consolidated Financial Statements of the Company are prepared with the U.S. dollar as the reporting currency. Assets and liabilities of foreign operations with a functional currency other than the U.S. dollar are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while revenue and expense items are translated at the average exchange rate for the period. The resulting unrealized gains and losses are included as part of the cumulative foreign currency translation adjustment that is reported as part of other comprehensive income.

Monetary assets and liabilities denominated in currencies foreign to the functional currency of each entity are translated into the functional currency using exchange rates in effect at the balance sheet date. All non-monetary assets and liabilities are translated at the exchange rates prevailing at the date the assets were acquired or the liabilities incurred. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses resulting from the translation of these accounts are included in the determination of net income for the period. For the year ended December 31, 2015, the Company recorded a foreign exchange gain of $18.8 (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 — gain of $3.9, loss of $0.5 and gain of $0.2, respectively), which is included in other income (expense) on the consolidated statement of operations. The foreign exchange gain for the year ended December 31, 2015 related primarily to intercompany balances and was offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no significant net economic effect to the Company.

f) Revenue Recognition

General

The Company generates revenues in the Enterprise and Cloud segments primarily from the sale of enterprise communications systems and related services (collectively, a “Solution”), through channel partners and directly to enterprise customers. A typical Solution consists of a combination of IP phones, switches, software applications and support, which may include installation and training. A Solution may be deployed on the customer’s premise (premise-based solution) or deployed in a cloud environment (cloud-based solution).

The Mobile segment generates revenues primarily from the sale of networking solutions to wireless communication service providers (or carriers). A networking solution generally consists of software licenses for a fixed number of subscribers, implementation services and an initial period of post-contract support. Networking solutions may also include standard hardware, such as servers. After the initial implementation of a networking solution, the Company may sell additional software licenses (“Capacity Licenses”), which may include additional hardware to support the Capacity Licenses, and additional periods of post-contract support.

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

In the Enterprise and Cloud segments, the Company’s core enterprise software (“essential software”) is integrated with hardware and function together to deliver the essential functionality of the integrated system product. The Company also sells software applications (“non-essential software”), which provide increased features and functions but are not essential to the overall functionality of the integrated system products.

Enterprise segment revenue

The Enterprise segment generates revenues primarily from sales of multiple-element Solutions, typically as an upfront sale. The elements of a typical multiple-element Solution are as follows:

Product Revenue — Hardware and Essential Software

The Company recognizes hardware and essential software revenue when the product is shipped or upon product acceptance where the agreement contains product acceptance terms that are more than perfunctory. Where hardware and essential software is an element in a multiple-element arrangement, relative selling price is established using an estimated selling price.

Non-Essential Software

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

Installation and Training

The Company recognizes revenue related to installation and training upon delivery of the services. Where installation and training are elements in a multiple-element arrangement, relative selling price is established using an estimated selling price.

Post-Contract Support

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

Return Rights

Sales to the Company’s channel partners generally provide for 30-day return rights, and include a restocking fee. In addition, certain agreements with distributors include stock rotation rights. A reserve for estimated product returns and stock rotation rights is recorded based on historical experience as a reduction of sales at the time product revenue is recognized.

Sales-type leases

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

Cloud segment revenue

The Cloud segment generates revenues primarily from sales of multiple-element Solutions. These Solutions are sold either as a single upfront sale or under a monthly recurring billing model. A portion of the monthly recurring billing in the United States will also often include billing for voice and data telecommunication services. Where the Solution is sold as an upfront sale, the elements of a typical multiple-element Solution are recognized as revenue as described under the Enterprise segment revenue, above. When the Solution is sold as a monthly recurring billing model, the revenue is recognized monthly, as the services are provided.

Mobile segment revenue

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

g) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments that have terms to maturity of three months or less at the time of acquisition, and generally consist of cash on hand and investment-grade marketable securities. Cash equivalents are carried at amortized cost, which approximates their fair value. At December 31, 2015, the Company had cash of $90.3 (December 31, 2014 — $110.0) and cash equivalents of $1.3 (December 31, 2014 — $1.3).

h) Restricted Cash

Restricted cash represents cash provided to support letters of credit outstanding and to support certain of the Company’s credit facilities. Restricted cash is presented within other current assets on the consolidated balance sheets.

i) Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses that may result from the inability of its customers to make required payments. Additional provisions or allowances for doubtful accounts are recorded for sales-type leases, discussed in part (f) of this note under Enterprise segment revenue — Sales-type leases. Reserves are established and maintained against estimated losses based upon historical loss experience, past due accounts, and specific account analysis. The Company regularly reviews the level of allowances for doubtful accounts and adjusts the level of allowances as needed. Consideration is given to accounts past due as well as other risks in the current portion of the accounts.

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

l) Identifiable Intangible Assets and Goodwill

Intangible assets include patents, trademarks, customer relationships and acquired technology. Amortization is provided on a straight-line basis over the estimated useful lives of the assets. The Company periodically evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the carrying value of the asset and the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable.

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

o) Research and Development

Research costs are charged to expense in the periods in which they are incurred. Software development costs are deferred and amortized when technological feasibility has been established, or otherwise are expensed as incurred. The Company has not deferred any software development costs during the years ended December 31, 2015 and 2014, the eight months ended December 31, 2013 or the year ended April 30, 2013.

p) Defined Benefit Pension Plan

Pension expense under defined benefit pension plans are actuarially determined using the projected benefit method, and management’s best estimate assumptions. Pension plan assets are valued at fair value. The excess of any cumulative net actuarial gain (loss) over ten percent of the greater of the benefit obligation and the fair value of plan assets is amortized over the average remaining service life of its members, or in the case where the plan no longer grants service, over the life expectancy of its members. The under-funded status of the defined benefit pension plans are recognized as a liability on the consolidated balance sheets, with an offsetting adjustment made to accumulated other comprehensive income. The Company measures its plan assets and obligations at the year-end balance sheet date.

The discount rate assumption used reflects prevailing rates available on high-quality, fixed-income debt instruments. The assumption for long-term rate of return is based on the yield available on long-dated government and corporate bonds at the measurement date with an allowance for outperformance based on historical returns of each asset class.

q) Stock-Based Compensation

The Company has stock-based compensation plans for employees that consist of stock options and restricted share units (“RSUs”), as described in note 16.

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

Beginning in the first quarter of 2015, the Company estimates the volatility of its stock for the Black-Scholes option-pricing model using historical volatility of the Company’s stock. Previously, the Company’s historical volatility was not sufficiently established to measure expected volatility for option grants and, as a result, the Company estimated volatility using the volatility of comparable companies’ stock.

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

t) Advertising Costs

The cost of advertising is expensed as incurred, except for cooperative advertising obligations, which are expensed at the time the related sales are recognized and the advertising credits are earned. Cooperative advertising obligations are recorded as a reduction to revenue when the co-operative advertising obligation is estimated to be used for Mitel product or services and are recorded as selling, general and administrative expenses when the co-operative advertising obligation is estimated to be used for co-operative advertising of Mitel products and services. Advertising costs are recorded in selling, general and administrative expenses. For the year ended December 31, 2015, the Company incurred $10.1 in advertising costs (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013— $13.2, $8.5 and $9.3), of which $5.4 related to cooperative advertising expenses (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 — $7.6, $2.5 and $4.1).

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

v) Special Charges and Restructuring Costs

Special charges and restructuring costs consist of costs related to restructuring and integration activities as well as acquisition-related costs. Restructuring and integration costs generally relate to workforce reductions and facility reductions incurred to eliminate duplication of activities as a result of acquisitions or to improve operational efficiency. Costs related to workforce reductions are recorded when the company has committed to a plan of termination and notified the employees of the terms of the plan. Costs related to facility reductions primarily consist of lease termination obligations for vacant facilities, which generally include the remaining payments on an operating lease. Lease termination obligations are reduced for probable future sublease income. In addition, restructuring and integration costs include professional services and consulting services incurred to complete the integration of acquisitions, which are expensed as incurred. Acquisition-related costs consist of incremental costs incurred related to diligence activities and closing costs, and are expensed as incurred.

w) Recently Adopted Accounting Pronouncements

Classification of debt issue costs

In April 2015, the FASB issued ASU 2015-03 to require debt issue costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this amendment in the second quarter of 2015. The adoption resulted in $7.0 of debt issue costs at December 31, 2014 being reclassified from other non-current assets to a direct deduction from the carrying amount of long-term debt. In addition, debt issue costs relating to the April 2015 refinancing and September 2015 amendment have been recorded as a direct deduction from the carrying amount of long-term debt, as disclosed in note 13.

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

Balance sheet classification of deferred taxes

In November 2015, the FASB issued ASU 2015-17 to simplify the balance sheet presentation of deferred taxes. This ASU requires that deferred tax assets and deferred tax liabilities be classified as non-current on the balance sheet. The Company adopted this amendment in the fourth quarter of 2015. The adoption resulted in $31.7 of current deferred tax assets at December 31, 2014 being reclassified to non-current deferred tax assets.

Going concern assessment and disclosure requirements

In May 2014, the FASB issued ASU 2014-15 to provide guidance in relation to management’s assessment of an entity’s ability to continue as a going concern and to provide disclosure requirements in certain circumstances. The Company adopted this amendment in the fourth quarter of 2015. The adoption did not have a material impact on the consolidated financial statements.

x) Recently Issued Accounting Pronouncements Not Yet Effective

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU adds a Revenue from Contracts with Customers subtopic to the FASB ASC and supersedes most current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted no earlier than the first quarter of 2017. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements, which could impact the timing and amounts of revenue recognized.

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

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The purchase price and allocation of the purchase price is as follows:

April 29, 2015
Net assets:
Cash and cash equivalents	$10.1
Accounts receivable(1)	35.1
Inventories(2)	7.3
Other current assets	38.2
Property and equipment	9.0
Intangible assets – customer relationships(3)(6)	109.7
Intangible assets – developed technology(4)(6)	172.9
Goodwill(5)(6)	312.3
Other non-current assets	3.8
Accounts payable and accrued liabilities	(60.5)
Deferred revenue, current	(20.0)
Current portion of long-term debt(7)	(27.2)
Deferred revenue, non-current	(0.3)
Deferred tax liability	(37.3)
Other non-current liabilities	(7.8)

Net assets acquired	$545.3

Consideration given:
Cash paid to Mavenir shareholders	$325.2
Cash paid to Mavenir optionholders(8)	28.1
Value of Mitel common shares issued to Mavenir shareholders(9)	189.2
Value of Mitel options relating to past service issued to Mavenir optionholders(10)	2.8

April 29, 2015
Total consideration given	$545.3

(1)	Fair value of accounts receivable consists of gross contractual amounts receivable of $36.3, less best estimate of amounts not expected to be collected of $1.2.
(2)	Fair value of inventory consists of inventory with a historical cost of $8.5 less a historical provision of $1.2.
(3)	Intangible assets – customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(4)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 7 years.
(5)	Goodwill is allocated to the Mobile segment.
(6)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.
(7)	Long-term debt of Mavenir was repaid at closing.
(8)	Cash paid to Mavenir optionholders for vested, in-the-money options.
(9)	Fair value of the 19.7 million Mitel common shares issued to Mavenir shareholders valued at $189.2 based on the closing price of a Mitel common share on the NASDAQ stock market on April 28, 2015.
(10)	In exchange for all unvested in-the-money Mavenir stock options and all vested and unvested out-of-the-money Mavenir stock options, Mitel issued 2.5 million Mitel stock options with economically similar terms. Using a Black-Scholes valuation with assumptions consistent with grants made in the normal course as described in note 16, the fair value of the 2.5 million stock options totaled $13.0. Based on the vesting period of the original Mavenir stock options, $2.8 was determined to relate to past service and is considered part of the total consideration. The remaining amount will be recorded as stock-based compensation expense by Mitel based on the vesting period.

Mavenir’s results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition and are included in the Mobile segment, as described in note 22. The amount of revenue from the acquisition included in the Company’s results of operations for the year ended December 31, 2015 was $131.9, which includes a reduction of $6.1 as a result of the valuation of in-progress contracts. As a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel. As these contracts were recorded on a completed contract basis by Mavenir prior to the acquisition, no revenue was recognized for these contracts by Mavenir prior to the acquisition. In addition, the revenue for the year ended December 31, 2015 reflects a reduction of $3.9 as a result of the valuation of the deferred revenue liabilities acquired being below Mavenir’s historical book value and the corresponding decrease in revenues in subsequent periods. The amount of net loss from the acquisition included in the Company’s results of operations for the year ended December 31, 2015 was $28.5, which includes the adjustments to revenue described above as well as a corresponding decrease to cost of sales of $3.2 and amortization of acquired intangible assets of $26.9.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the earliest fiscal year:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues	$1,189.7	$1,245.1
Net loss	(79.8)	(91.2)
Net loss per share	$(0.66)	$(0.77)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	Amortization of intangible assets that arose from the acquisition of $31.6 per year.

•	A reduction to revenue as a result of the valuation of the deferred revenue acquired being below Mavenir’s historical book value as well as the valuation of in-progress contracts, as described above. The pro-forma reduction for the year ended December 31, 2015 was $2.3 (relating to the pro-forma period from January 1, 2015 to April 29, 2015). When added to the reduction in revenue as a result of the valuation of deferred revenue already recorded in the actual results, the total reduction to revenue for the year ended December 31, 2015 was $12.3. The reduction to revenue as a result of the valuation of in-progress contracts and deferred revenue for the year ended December 31, 2014 was $24.6.

•	A corresponding decrease to cost of sales as a result of the valuation of in-progress contracts, as described above. Including the decrease in cost of sales already recorded in the actual results, the total decrease to cost of sales for the year ended December 31, 2015 was $3.2. The decrease to cost of sales as a result of the valuation of in-progress contracts for the year ended December 31, 2014 was $13.4.

•	A tax provision based on an estimated effective tax rate of nil as a result of unrecognized tax loss carryforwards.

•	The January 2014 results of Aastra Technologies Limited (“Aastra”), acquired on January 31, 2014, as described in note 3(c), below, consisting of revenues of $35.9 and a net loss of $17.2.

b) Tiger TMS – June 2015

On June 1, 2015, Mitel acquired all of the outstanding equity of Tiger, a global provider of software, cloud and applications-based solutions for the hospitality industry. Tiger recorded revenues of approximately $10.0 for the year ended December 31, 2014, which were primarily generated in Europe, the Middle East and the United States. Total consideration for the acquisition is estimated to be $8.6, consisting of $1.8 of cash paid on June 1, 2015, $3.0 paid in October 2015 and an estimate of contingent consideration and other consideration of $3.8, which is primarily based on the audited operations of Tiger meeting certain revenue targets for the years ending December 31, 2015 and December 31, 2016. In addition, Mitel repaid $3.2 of long-term debt of Tiger at closing.

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The purchase price and allocation of the purchase price is as follows:

June 1, 2015
Net assets:
Cash and cash equivalents	$1.3
Accounts receivable	2.7
Inventories	0.3
Other current assets	0.2
Property and equipment	0.1
Intangible assets – customer relationships(1)(3)	3.9
Intangible assets – developed technology(2)(3)	2.3
Goodwill(3)	6.0
Accounts payable and accrued liabilities	(0.8)
Deferred revenue, current	(3.4)
Current portion of long-term debt(4)	(3.2)
Deferred tax liability	(0.8)

Net assets acquired	$8.6

Consideration given:
Cash paid, June 2015	$1.8
Cash paid, October 2015	3.0
Estimated fair value of contingent consideration and other consideration(5)	3.8

Total consideration given	$8.6

(1)	Intangible assets – customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(2)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 6 years.
(3)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.
(4)	Long-term debt of Tiger was repaid at closing.
(5)	Includes a working capital adjustment expected to be finalized in the first quarter of 2016.

Tiger’s results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition, June 1, 2015 and are included in the Enterprise segment.

c) Aastra — January 2014

On January 31, 2014, Mitel acquired Aastra, a global provider of unified communications and collaboration software, solutions and services with annual revenues of approximately $600.0 Canadian Dollars (“CAD”) for the year ended December 31, 2013, of which approximately 75% were generated in Europe. The total value of consideration given by Mitel was $471.3, consisting of $80.0 of cash and 44.2 million Mitel common shares valued at $391.3, based on Mitel’s publicly-traded stock price on the NASDAQ Stock

Market on January 31, 2014. In conjunction with the acquisition the Company completed a refinancing of its long-term senior debt, as described in note 13.

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The purchase price and allocation of the purchase price is as follows:

January 31, 2014
Net assets:
Cash and cash equivalents	$79.4
Accounts receivable (1)	111.8
Sales-type lease receivables, current	10.1
Inventories (2)	62.6
Other current assets	31.9
Sales-type lease receivables, non-current	13.3
Deferred tax asset	11.4
Property and equipment	24.7
Intangible assets — customer relationships (3)(7)	13.0
Intangible assets — developed technology (4)(7)	152.6
Intangible assets — trade name (5)(7)	9.0
Goodwill (6)(7)	187.5
Other non-current assets	0.5
Accounts payable and accrued liabilities	(122.6)
Deferred revenue, current	(28.9)
Current portion of long-term debt	(1.8)
Deferred revenue, non-current	(15.2)
Pension liability(8)	(31.8)
Deferred tax liability	(23.1)
Other non-current liabilities	(13.1)

Net assets acquired	$471.3

Consideration given:
Amount paid, cash	$80.0
Value of Mitel common shares issued	391.3

Total consideration given	$471.3

(1)	Fair value of accounts receivable consists of gross contractual amounts receivable of $119.0, less best estimate of amounts not expected to be collected of $7.2.
(2)	Fair value of inventory consists of inventory with a historical cost of $89.7 less a historical provision of $27.1.
(3)	Intangible assets — customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(4)	Intangible assets — developed technology is expected to be amortized over the estimated useful life of the asset of 6 years.
(5)	Intangible assets — trade name is expected to be amortized over the estimated useful life of the asset of 4 years.
(6)	Goodwill was allocated to the segments as follows: Cloud $14.1; Enterprise $173.4.
(7)	Neither the goodwill nor the intangible assets are deductible for tax purposes.
(8)	The amounts recorded for pension liability consist primarily of unfunded defined benefit pension plans in France and Germany as well as a pro-rata share of liability for a multiple-employer defined benefit plan in Switzerland. Additional information on these plans is included in note 24.

Aastra’s results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition. The amount of revenue from the acquisition included in the Company’s results of operations for year ended December 31, 2014 was $524.9. The amount of net loss from the acquisition included in the Company’s results of operations for year ended December 31, 2014 was $16.1.

d) Oaisys — March 2014

On March 4, 2014, Mitel completed the acquisition of Oaisys, a developer of integrated call recording and quality management solutions, with annual revenues of approximately $8.0 for the year ended December 31, 2013. Mitel paid $7.9 for a 100% equity ownership of Oaisys. Oaisys’ results of operations are included in the results of operations of the combined entity from the date of acquisition.

e) prairieFyre — June 2013

On June 17, 2013, the Company completed the acquisition of prairieFyre Software Inc. (“prairieFyre”), a global provider of contact center, business analytics, and workforce optimization software and services. The purchase price, net of cash acquired was $23.1 for a 100% equity ownership interest in prairieFyre. prairieFyre’s results of operations are included in the consolidated statement of operations of the combined entity from the date of acquisition. However, as substantially all of prairieFyre’s product and service revenue was derived through Mitel, substantially all of prairieFyre’s revenues were eliminated on consolidation.

4. DISCONTINUED OPERATIONS

In March 2013, the Company completed the sale of its DataNet and CommSource business (“DataNet”), which distributed a wide variety of third-party telephony and data products and related services. As a result, for the year ended April 30, 2013, the operating results have been reported as discontinued operations on the consolidated statements of operations. Summarized financial information for DataNet is shown below.

Year Ended April 30, 2013(1)
Operations
Revenues	$40.7

Income (loss) from discontinued operations, before taxes	(4.8)
Income tax recovery (expense)	1.1

Net income (loss) from discontinued operations, net of tax	$(3.7)

(1)	Operating results for the year ended April 30, 2013 consist of the operations up to the date of sale, March 1, 2013.

For the year ended April 30, 2013, the loss from discontinued operations, before taxes, consists of a loss from operations up to the time of sale of $1.3, a non-cash impairment of goodwill of $1.9, a non-cash impairment of inventory of $0.7 and a net loss on the sale of $0.9.

5. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases represents the value of sales-type leases held under the TotalSolution® program in the U.S., as well as sales-type leases in Europe. The Company currently sells the rental payments due to the Company from some of the sales-type leases in the U.S. The Company maintains reserves against its estimate of potential recourse for the balance of sales-type leases (recorded net, against the receivable) and for the balance of sold rental payments remaining unbilled (recorded separately as a lease recourse liability included in other non-current liabilities). The following table provides detail on the sales-type leases:

	December 31, 2015				December 31, 2014
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$5.6	$(0.9)		$4.7	$7.4	$(1.2)		$6.2
Current portion of investment in sales-type leases	13.0	(0.4)		12.6	18.6	(0.5)		18.1
Non-current portion of investment in sales-type leases	17.5	(0.5)		17.0	20.1	(0.4)		19.7

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	36.1	(1.8)		34.3	46.1	(2.1)		44.0
Sold rental payments remaining unbilled	47.6	(1.9	)(1)	45.7	63.9	(2.2	)(1)	61.7

Total of sales-type leases unsold and sold	$83.7	$(3.7)		$80.0	$110.0	$(4.3)		$105.7

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the year ended December 31, 2015, the Company sold $16.1 of rental payments and recorded gains on sale of those rental payments of $2.6 (year ended December 31, 2014 – sold $17.0 and recorded gains of $2.9; eight months ended December 31, 2013 — sold $16.7 and recorded gains of $2.7; year ended April 30, 2013 — sold $32.4 and recorded gains of $5.1). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included on the consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

At December 31, 2015, future minimum lease payments related to the sold rental streams remaining unbilled are: 2016 — $21.3, 2017 — $13.2, 2018 — $7.8, 2019 — $4.0 and 2020 — $1.3.

At December 31, 2015, future minimum lease receipts due from customers related to the lease portfolio included in the December 31, 2015 consolidated balance sheet are: 2016 — $12.9, 2017 — $6.9, 2018 — $5.1, 2019 — $4.2 and 2020 — $1.2.

Financing Receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of December 31, 2015

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$3.1	$1.6	$0.9	$2.5	$5.6
Investment in sold and unsold sales-type lease receivables	67.6	10.2	0.3	10.5	78.1

Total gross sales-type leases	70.7	11.8	1.2	13.0	83.7
Allowance	(1.5)	(1.1)	(1.1)	(2.2)	(3.7)

Total net sales-type leases	$69.2	$10.7	$0.1	$10.8	$80.0

Aging Analysis as of December 31, 2014

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$4.3	$1.8	$1.3	$3.1	$7.4
Investment in sold and unsold sales-type lease receivables	92.3	9.5	0.8	10.3	102.6

Total gross sales-type leases	96.6	11.3	2.1	13.4	110.0
Allowance	(2.0)	(1.0)	(1.3)	(2.3)	(4.3)

Total net sales-type leases	$94.6	$10.3	$0.8	$11.1	$105.7

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

The following table shows the activity of the allowance for credit losses on sales-type leases during the years ended December 31, 2015 and 2014 and the eight months ended December 31, 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013
Allowance for credit losses on sales-type leases, opening	$(4.3)	$(5.0)	$(6.7)
Additions due to the acquisition of Aastra	—	(1.1)	—
Write-offs	0.6	2.2	2.8
Recoveries	—	—	(0.1)
Provision	—	(0.4)	(1.0)

Allowance for credit losses on sales-type leases, closing	$(3.7)	$(4.3)	$(5.0)

Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$4.2	$4.4	$4.9
Allowance against sales-type leases individually evaluated for impairment	(1.9)	(2.1)	(2.2)

Sales-type leases individually evaluated for impairment, net	$2.3	$2.3	$2.7

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$79.5	$105.6	$120.4
Allowance against sales-type leases collectively evaluated for impairment	(1.8)	(2.2)	(2.8)

Sales-type leases collectively evaluated for impairment, net	$77.7	$103.4	$117.6

6. INVENTORIES

	December 31, 2015	December 31, 2014
Raw materials	$5.9	$4.2
Finished goods(1)	87.4	83.0
Service inventory	6.9	6.5
Less: provision for excess and obsolete inventory(1)	(7.4)	(5.4)

	$92.8	$88.3

(1)	At December 31, 2015, finished goods are recorded net of approximately $17.0 of historical inventory provision, remaining primarily from the acquisition of Aastra, as discussed in note 3. This amount will decrease as the related inventory acquired is sold or written off.

7. OTHER CURRENT ASSETS

	December 31, 2015	December 31, 2014
Prepaid expenses and deferred charges	$31.3	$22.5
Unbilled receivables	23.7	3.5
Due from related parties (note 12)	0.5	0.4
Income tax receivable	8.5	10.4
Other receivables	10.1	16.1
Restricted cash	1.3	0.3

	$75.4	$53.2

8. PROPERTY AND EQUIPMENT

	December 31, 2015			December 31, 2014
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Property and Equipment	$163.9	$(109.2)	$54.7	$137.7	$(87.0)	$50.7

Depreciation expense on property and equipment recorded in the year ended December 31, 2015 amounted to $22.2 (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 — $20.5, $7.4 and $10.3).

As of December 31, 2015, equipment included leased assets with cost of $21.7 (December 31, 2014 —$21.2) and net book value of approximately $10.6 (December 31, 2014 — $13.1).

9. IDENTIFIABLE INTANGIBLE ASSETS

	December 31, 2015			December 31, 2014
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$342.8	$(74.1)	$268.7	$246.4	$(101.0)	$145.4
Customer relationships	126.9	(14.5)	112.4	113.2	(94.1)	19.1
Patents, trademarks and other	32.1	(23.3)	8.8	30.5	(19.2)	11.3

	$501.8	$(111.9)	$389.9	$390.1	$(214.3)	$175.8

Customer relationships and developed technology represent the fair value of intangible assets acquired. The assets are being amortized on a straight-line basis over their estimated useful lives of four to seven years. Patents, trademarks and other consists primarily of the cost to register and defend patents and are primarily amortized on a straight-line basis over their estimated useful lives of four to five years. The increase in cost for intangible assets primarily relates to acquisitions of Mavenir and Tiger, as described in note 3. This was partially offset by the write-off of $99.9 of customer relationships and $78.8 of developed technology intangible assets, which were fully amortized and related to past acquisitions.

Amortization of identifiable intangible assets in the year ended December 31, 2015 was $76.9 (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 — $55.4, $18.1 and $24.5). The estimated amortization expense, related to intangible assets in existence as of December 31, 2015, over the next five fiscal years is as follows: 2016 — $76.3, 2017 — $74.3, 2018 — $69.8, 2019 — $69.0 and 2020 — $45.4.

10. GOODWILL

	December 31, 2015	December 31, 2014
Gross amount	$943.1	$624.8
Accumulated impairment loss	(284.5)	(284.5)

Goodwill, net	$658.6	$340.3

The increase in the gross amount of goodwill for the year ended December 31, 2015 was due to the acquisitions of Mavenir and Tiger, as described in note 3.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2015	December 31, 2014
Trade payables	$65.6	$54.4
Employee-related payables	47.6	48.2
Accrued liabilities	72.7	58.6
Restructuring, warranty and other provisions	31.8	31.8
Due to related parties (note 12)	0.8	0.6

	December 31, 2015	December 31, 2014
Other payables	30.9	21.4

	$249.4	$215.0

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

Leased Properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. For the year ended December 31, 2015, Mitel recorded lease payments for base rent and operating costs of $4.3 (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 — $5.0, $3.4 and $4.4).

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

Other

Other sales to and purchases from the Matthews Group arising in the normal course of the Company’s business were $2.5 and $3.7, respectively, for the year ended December 31, 2015 (year ended December 31, 2014 — $1.3 and $4.6, respectively; eight months ended December 31, 2013 — $0.8 and $1.3, respectively; year ended April 30, 2013 — $1.4 and $3.2, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 7 and note 11, respectively.

13. LONG-TERM DEBT

	December 31, 2015	December 31, 2014
Term loan, seven year term, maturing April 2022	656.7	—
Term loan, maturing January 2020, repaid in April 2015	—	304.1
Unamortized original issue discount, recorded net against term loans	(6.1)	(1.3)
Unamortized debt issue costs, recorded net against term loans	(16.1)	(7.0)
Capital leases, at interest rates varying from 5.1% to 7.0%, maturity dates of up to four years, secured by the leased assets	10.6	13.1
Other	0.2	0.9

	645.3	309.8
Less: current portion	(11.7)	(6.2)

	$633.6	$303.6

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

The $50.0 revolving credit facility bears interest at LIBOR plus an applicable margin, which is initially 4.0%, or, at the option of the Company, a base rate plus an applicable margin, and matures in April 2020. The Company may borrow Canadian dollars under the revolving credit facility. Such borrowings bear interest at the Canadian prime rate plus an applicable margin. The $660.0 term loan bears interest at LIBOR (subject to a 1.0% floor) plus 4.5% or, at the option of the Company, a base rate plus an applicable margin, and matures in April 2022. The term loan requires quarterly principal repayments of 0.25% of the original outstanding principal.

The Company is also required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the April 2015 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required be paid within 100 days of December 31, 2016.

In 2015, the Company made four draws on its revolving credit facility of $5.0, $5.0, $5.0 and $6.0 that were each repaid within 90 days of being drawn. The revolving credit facility was undrawn at December 31, 2015.

Subsequent to the year ended December 31, 2015, in January 2016 the Company made a voluntary $25.0 prepayment on its term loan. A voluntary prepayment can be applied to reduce the mandatory quarterly principal repayments and mandatory excess cash flow payments in the periods following the prepayment.

The Company may prepay the term loan at a premium of 1% over the principal amount up to September 29, 2016 using proceeds from a refinancing, if the refinancing is completed at a lower effective rate than the current debt. Otherwise, the term loan can be repaid without premium or penalty. The April 2015 Credit Facilities have customary default clauses, such that repayment of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the April 2015 Credit Facilities.

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

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2015 through December 31, 2015	5.25:1.00
March 31, 2016	4.75:1.00
June 30, 2016 through September 30, 2016	4.25:1.00
December 31, 2016 through September 30, 2017	3.25:1.00
December 31, 2017 through September 30, 2018	3.00:1.00
December 31, 2018 through September 30, 2019	2.75:1.00
December 31, 2019 and thereafter	2.50:1.00

The Company’s maximum Leverage Ratio, as amended in September 2015, and actual Leverage Ratio are as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
September 30, 2015	5.25	3.87
December 31, 2015	5.25	4.23

February 2015 voluntary debt repayment

In February 2015, Mitel made a voluntary prepayment of $25.0 on its then-existing term loan. As a result, the Company recorded debt retirement and other debt costs of $0.7 in the first quarter of 2015 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

2014 Voluntary Debt Repayments

In each of May 2014 and August 2014 Mitel made a voluntary prepayment of $25.0 on its then-existing term loan. As a result, the Company recorded debt retirement costs of $1.5 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

January 2014 refinancing

On January 31, 2014, in conjunction with the acquisition of Aastra, as described in note 3, Mitel refinanced its senior secured credit facilities. The new credit facilities initially consisted of a $355.0 term loan and a $50.0 revolving facility (the “January 2014 Credit Facilities”). Proceeds of $353.2 (net of original discount of $1.8), along with cash on hand, were used to repay the remaining $258.5 outstanding on the February 2013 credit facilities, the $80.0 of cash consideration paid for the acquisition of Aastra, as well as fees and expenses in connection with the refinancing and the acquisition of Aastra.

Total fees and expenses related to the January 2014 Credit Facilities of $11.0 as well as original issue discount of $1.8 were deferred and amortized over the initial term of the credit facilities. The unamortized portion of the fees and expenses and original issue discount was expensed when the February 2013 Credit Facilities were repaid in April 2015.

The undrawn $50.0 revolving credit facility bore interest at LIBOR plus 4.25%, or, at the option of the Company, a base rate plus an applicable margin, and would have matured in January 2019. The term loan bore interest at LIBOR (subject to a 1.00% floor) plus 4.25%, or, at the option of the Company, a base rate plus an applicable margin, and would have matured in January 2020. The January 2014 Credit Facilities contained affirmative and negative covenants.

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

Total fees and expenses related to the February 2013 Credit Facilities of $8.5 as well as original issue discount of $3.6 were deferred and amortized over the initial term of the credit facilities. The unamortized portion of the fees and expenses and original issue discount was expensed when the February 2013 Credit Facilities were repaid in January 2014.

The undrawn $40.0 first lien revolving credit facility bore interest at LIBOR plus 5.75% and would have matured in February 2018. The $200.0 first lien term loan bore interest at LIBOR (subject to a 1.25% floor) plus 5.75% and the $80.0 second lien term loan bore interest at LIBOR (subject to a 1.25% floor) plus 9.75%.

Capital leases

Interest expense related to capital leases was $0.7 for the year ended December 31, 2015 (year ended December 31, 2014, eight months ending December 31, 2013 and year ended April 30, 2013 — $0.8, $0.6 and $0.6). Future minimum lease payments as of December 31, 2015 under capital leases total $11.4 of which $5.4, $3.6, $1.8 and $0.6 relate to years 2016 to 2019, respectively. Total interest costs of $0.8 are included in the total future lease payments.

Other

The Company has additional credit facilities totaling $16.7, of which $5.2 was utilized at December 31, 2015, primarily to provide letters of credit (December 31, 2014 — credit facilities totaling $6.5, of which $0.9 was utilized).

14. COMMITMENTS AND GUARANTEES

Operating Leases

The Company leases certain equipment and facilities under third-party operating leases. The Company is also committed under a related party facilities lease (see note 12). Rental expense for operating leases was as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Rental expense (1)
Arms-length	$19.9	$22.9	$6.0	$9.6
Related party	4.3	5.0	3.4	4.9

Total	$24.2	$27.9	$9.4	$14.5

(1)	Includes amounts paid to lessors for operating costs and is presented net of amounts that have been provided for under restructuring provisions.

Future minimum operating lease payments, primarily consisting of base rent for facilities, are as follows:

	Future Lease Payments(1)
Fiscal year	Arms-length	Related Party
2016	24.4	2.1
2017	18.5	2.1
2018	14.7	2.1
2019	9.4	2.0
2020	7.1	2.0
Thereafter	12.6	0.7

	$86.7	$11.0

(1)	Future lease payments are shown gross of the lease restructuring provision, as described in note 20.

Guarantees

The Company has the following major types of guarantees:

Product Warranties

The Company provides its customers with standard warranties on hardware and software for periods up to 15 months. The following table details the changes in the warranty liability:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Balance, beginning of year	$5.3	$0.8
Increase in warranty provision due to acquisitions	—	4.7
Warranty costs paid	(2.3)	(1.5)
Warranties expense	1.1	1.3

Balance, end of year	$4.1	$5.3

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

Letters of Credit and Guarantees

Letters of credit, financial guarantees and other similar instruments are reviewed regularly, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $10.0 as of December 31, 2015 (December 31, 2014 — $4.0). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of December 31, 2015 and December 31, 2014.

15. CONTINGENCIES

The Company is party to a small number of legal proceedings, claims or potential claims arising in the normal course of business. The Company’s management and legal counsel estimates that any monetary liability or financial impact of such claims or potential claims to which the Company might be subject after final adjudication would not be material to the Consolidated Financial Statements. In circumstances where the outcome of the lawsuit is expected to be unfavorable, the Company has recorded a provision for the expected settlement amount. Where the expected settlement amount is a range, the Company has provided for the best estimate within that range. If no amount within the range is more likely, then the Company has provided for the minimum amount of the range.

16. COMMON SHARES

At December 31, 2015, there were an unlimited number of common shares authorized and 120.8 million shares issued and outstanding (December 31, 2014 — 100.1 million shares issued and outstanding). The holders of common shares are entitled to one vote per share and are entitled to dividends if and when declared by the Board of Directors.

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

The number of stock-based awards available for grant under the Company’s 2014 Equity Incentive Plan at December 31, 2015 was 4.6 million (December 31, 2014 — 8.3 million).

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

Stock Option Information

The following is a summary of the Company’s stock option activity:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Eight Months Ended December 31, 2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Balance, beginning of period	6.8	$6.12	7.2	$5.10	6.4	$5.15
Granted in the normal course	1.6	9.19	1.3	9.78	1.7	4.64
Granted in connection with the acquisition of Mavenir	2.5	7.50	—	—	—	—
Exercised (1)	(0.8)	5.14	(1.5)	4.58	(0.7)	4.39
Forfeited	(0.5)	7.86	(0.1)	5.05	(0.1)	4.56
Expired	(0.2)	7.64	(0.1)	5.76	(0.1)	6.11

Balance, end of period	9.4	$6.97	6.8	$6.12	7.2	$5.10

Number of options exercisable	5.2	$6.36	3.8	$5.91	3.8	$5.37

(1)	The total intrinsic value of options exercised during the year ended December 31, 2015 was $2.9 (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 — $8.6, $2.6 and $0.1).

The following table summarizes information about the Company’s stock options outstanding and exercisable at December 31, 2015:

	Total outstanding			Total exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (4)	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (4)
$3.80	0.7	4.5 years	$2.7	0.4	4.5 years	$1.5
$4.00	0.5	2.5 years	2.0	0.5	2.5 years	2.0
$5.16 (1)	0.5	0.1 years	1.3	—	—	—
$5.16 (1)	1.4	2.1 years	3.6	1.4	2.1 years	3.6
$8.79	0.6	1.5 years	—	0.6	1.5 years	—
$9.70	0.9	6.2 years	—	0.2	6.2 years	—
$9.87	0.9	8.2 years	—	0.4	8.2 years	—
$10.11	0.7	5.3 years	—	0.3	5.3 years	—
Other in-the-money options (2)	1.8	5.6 years	5.1	0.9	4.5 years	3.1
Other out-of-the-money options (3)	1.4	6.3 years	—	0.5	5.8 years	—

	9.4		$14.7	5.2		$10.2

(1)	During fiscal 2011, the Company granted options to the new CEO to purchase 2.0 million common shares. Of the grant, 1.5 million options were subject to the regular vesting schedule of 1/16 each quarter, and have a seven year contractual life (of which 1.4 million options remain outstanding at December 31, 2015). The remaining 0.5 million options vest only if the five-day average trading price of the Company’s common shares is equal to or greater than $16.80 per share and expired unvested in January 2016.
(2)	Other in-the-money options consists of all other remaining options outstanding where the exercise price is below the closing price of the Company’s common shares on December 31, 2015. No individual tranche included has more than 0.5 million options outstanding. The weighted average exercise price of options included in Other in-the-money options was $4.76 per share.
(3)	Other out-of-the-money options consists of all other remaining options outstanding where the exercise price is above the closing price of the Company’s common shares on December 31, 2015. No individual tranche included has more than 0.5 million options outstanding. The weighted average exercise price of options included in Other in-the-money options was $8.94 per share.
(4)	The aggregate intrinsic value of outstanding and exercisable stock options represents the amount by which the fair value of the common shares exceeds the exercise price of in-the-money options. The amount is based on the fair value of the shares at December 31, 2015 which is assumed to be the price that would have been received by the optionholders had all stock optionholders exercised and sold their options on December 31, 2015.

Additional information with respect to unvested stock option activity is as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Eight Months Ended December 31, 2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Unvested, beginning of period	3.0	$6.39	3.4	$4.80	2.8	$4.99
Granted in the normal course	1.6	9.19	1.3	9.78	1.7	4.64
Granted in connection with the acquisition of Mavenir	2.5	7.50	—	—	—	—
Vested	(2.4)	6.80	(1.6)	5.84	(1.0)	4.93
Forfeited	(0.5)	7.86	(0.1)	5.05	(0.1)	6.11

Unvested, end of period	4.2	$7.71	3.0	$6.39	3.4	$4.80

Restricted Stock Unit Information

Restricted stock units (“RSUs”) vest one-quarter annually over 4 years. An RSU, once vested, entitles the holder to a Mitel common share issued out of treasury. Additional information with respect to RSU activity is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Number of RSUs outstanding:
Beginning of period	0.7	—
Granted	2.2	0.7
Exercised	(0.2)	—
Forfeited	(0.1)	—	(1)

End of period	2.6	0.7

(1)	Number of RSUs is less than 0.1.

Stock-based compensation expense

Stock-based compensation expense for stock options is based on the fair value of the stock options on the date of grant, calculated using the Black-Scholes option-pricing model, which is expensed on a straight-line basis over the vesting period. Assumptions used in the Black-Scholes option-pricing model are summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Risk-free interest rate	1.5%	1.6%	1.3%	0.7%
Dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	52.0%	55.0%	55.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years	5 years
Weighted average fair value per option	$4.18	$4.57	$2.16	$1.62

Stock-based compensation expense for RSUs is based on the fair value on the date of grant, using the closing price of the Company’s stock on the day of grant, which is expensed on a straight-line basis over the vesting period.

Total stock-based compensation expense was $12.8 for the year ended December 31, 2015 (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 — $6.1, $3.1 and $4.2). As of December 31, 2015, there was $34.2 of unrecognized stock-based compensation expense (December 31, 2014 — $12.7) that is expected to be recognized over a weighted average period of 3.1 years (December 31, 2014 — 3.1 years).

17. PREFERRED SHARES

At December 31, 2015 and December 31, 2014, there were an unlimited number of preferred shares authorized, issuable in series. At December 31, 2015 and December 31, 2014, there were nil preferred shares outstanding.

18. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	December 31, 2015	December 31, 2014
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At December 31, 2015, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2014 — 2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

19. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding for earnings per share calculations as disclosed on the consolidated statements of operations:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Weighted average number of common shares outstanding, basic	113.7	95.6	53.9	53.7
Dilutive effect of options	—	—	—	—
Dilutive effect of warrants	—	—	—	2.5

Weighted average number of common shares outstanding, diluted	113.7	95.6	53.9	56.2

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on the terms of the securities:

(Average number outstanding, in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Stock options	4.4	0.9	4.1	4.9
RSUs	2.2	—	—	—

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

(Average number outstanding, in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013
Stock options	4.3	5.6	2.8
Warrants	2.5	2.5	2.5
RSUs	—	0.4	—

Additionally, for the year ended December 31, 2015, 0.5 million options (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013— 0.5 million, 0.5 million and 0.5 million), which could potentially dilute basic earnings per share in the future, were excluded from the above table since they were contingently issuable and the conditions for issuance had not been met by the end of the period. These options expired unexercised in January 2016.

20. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $54.6 were recorded in the year ended December 31, 2015. The costs consisted of $19.7 of employee-related charges, $1.7 of facility-reduction related charges, $20.7 of integration-related charges and $12.5 of acquisition-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 200 people, primarily in North America and Europe. Facility-reduction related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges primarily consist of professional fees and incidental costs relating to the integration of Aastra and Mavenir. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the acquisition of Mavenir, as described in note 3.

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

For the year ended April 30, 2013, the Company recorded special charges and restructuring costs of $21.8 consisting of $9.2 of workforce reduction related charges, $5.4 of facility-related charges, $5.7 of acquisition-related costs and $1.5 of other costs. Workforce reduction and facility-related charges are primarily the result of restructuring actions taken in August 2012. In response to macro-economic concerns, the Company implemented a restructuring plan that included the termination of approximately 200 employees as well as the closure of excess facilities, primarily in North America. Acquisition-related costs of $5.7 consisted primarily of diligence costs incurred during exclusive negotiations with a third party relating to a potential acquisition. The Company concluded that it would not proceed with the transaction.

At December 31, 2015, the workforce reduction liability of $14.7 and the current portion of the lease termination obligation liability of $2.6 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $3.0 included in other non-current liabilities.

The following table summarizes details of the Company’s restructuring liabilities:

Description	Workforce Reduction	Facility- Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of April 30, 2012	$1.5	$9.2	$10.7

Year ended April 30, 2013:
Charges	9.2	5.4	14.6
Cash payments	(8.3)	(8.1)	(16.4)
Foreign currency impact and other	(0.1)	(0.3)	(0.4)

Balance of provision as of April 30, 2013	$2.3	$6.2	$8.5

Eight months ended December 31, 2013:
Charges	5.3	2.7	8.0
Cash payments	(5.9)	(3.5)	(9.4)

Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1

Year ended December 31, 2014:
Restructuring liabilities acquired relating to the acquisition of Aastra	2.0	0.3	2.3
Charges	37.0	5.4	42.4
Cash payments	(25.2)	(3.5)	(28.7)

Balance of provision as of December 31, 2014	$15.5	$7.6	$23.1

Year ended December 31, 2015:
Charges	19.7	1.7	21.4
Cash payments	(20.5)	(3.7)	(24.2)

Balance of provision as of December 31, 2015	$14.7	$5.6	$20.3

21. SUPPLEMENTARY CASH FLOW INFORMATION

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Change in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$(20.1)	$(23.2)	$30.2	$12.7
Inventories	(0.3)	5.2	(4.2)	0.7
Other current assets	14.2	2.5	4.6	0.9
Other non-current assets	5.3	0.4	0.2	(0.7)
Accounts payable and accrued liabilities	(41.9)	15.2	(17.2)	(2.2)
Deferred revenue	18.8	15.9	1.8	2.3
Other non-current liabilities	0.5	(1.2)	0.2	(0.7)
Change in pension liability	(1.4)	(0.1)	(1.1)	0.5

	$(24.9)	$14.7	$14.5	$13.5

Interest payments	$26.1	$18.3	$17.6	$15.7
Income tax payments	$16.3	$17.3	$5.6	$14.6
Disclosure of non-cash activities during the period:
Property and equipment additions financed through capital lease	$4.0	$5.7	$4.1	$9.1
Property and equipment additions of leasehold improvements as a result of leasehold inducements	$—	$2.3	$—	$—

In addition, in April 2015, the Company acquired Mavenir for cash and share consideration and in January 2014, acquired Aastra for cash and share consideration, as disclosed in note 3.

22. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the segments and allocates resources based on information provided by the Company’s internal management system on three key business units, Enterprise (formerly named Premise), Cloud and Mobile (consisting solely of the operating results of Mavenir from April 29, 2015, the date of acquisition, as described in note 3).

The primary financial measures of performance of the segments are revenues and gross margin, which consists of segment revenues less cost of revenues. The Company does not allocate operating expenses and other expenses to its segments as management does not use this information to measure the performance of the individual operating segments. In addition, total asset and long-lived asset information by segment is not presented because the CEO does not use such segmented measures to allocate resources and assess performance. The accounting policies of reported segments are the same as those described in note 2. Revenue and cost of revenue are generally directly attributed to the segments. Generally, cost of revenue is directly charged to the segments and, in certain cases, on a pro-rata basis, based on revenue.

The Enterprise segment sells and supports products and services for premise-based customers. This includes the Company’s premise-based IP and TDM telephony platforms, desktop devices and unified communications and collaboration (“UCC”) and contact center applications that are deployed on the customer’s premise. Premise-based sales are typically sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we may also offer.

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

The Mobile segment sells and supports software-based telecommunications networking solutions that enable mobile service providers to deliver IP-based voice, video, rich communications and enhanced messaging services to their subscribers. The solutions deliver Rich Communication Services (“RCS”), which enable enhanced mobile communications, such as group text messaging, multi-party voice or video calling and live video streaming as well as the exchange of files or images, over existing 2G and 3G networks and next generation 4G Long Term Evolution (“LTE”) networks. The solutions can also deliver voice services over LTE technology and wireless networks, known respectively as Voice over LTE (“VoLTE”) and Voice over Wi-Fi. The Mobile segment sells solutions primarily to wireless mobile service providers globally through a direct sales force or strategic third-party reseller partners. Mobile segment revenue is generated from the sale of software and hardware products, professional services and support.

Operating segments

Financial information by operating segment is summarized below.

	Revenue for the Year Ended December 31, 2015				Gross Margin for the Year Ended December 31, 2015
	Enterprise	Cloud	Mobile	Total	Enterprise	Cloud	Mobile	Total
Product	$594.1	$48.8	$86.8	$729.7	$329.7	$27.2	$47.6	$404.5
Recurring	192.2	104.8	26.1	323.1	110.5	49.7	13.5	173.7
Services	86.3	2.5	29.0	117.8	29.7	1.3	14.4	45.4

	872.6	156.1	141.9	1,170.6	469.9	78.2	75.5	623.6
Purchase accounting adjustments	(2.9)	—	(10.0)	(12.9)	(2.9)	—	(6.8)	(9.7)

	$869.7	$156.1	$131.9	$1,157.7	$467.0	$78.2	$68.7	$613.9

	Revenue for the Year Ended December 31, 2014				Gross Margin for the Year Ended December 31, 2014
	Enterprise	Cloud	Mobile	Total	Enterprise	Cloud	Mobile	Total
Product	$708.5	$29.1	$—	$737.6	$405.9	$16.4	$—	$422.3
Recurring	196.2	84.3	—	280.5	101.9	40.9	—	142.8
Services	94.0	1.0	—	95.0	33.6	0.5	—	34.1

	998.7	114.4	—	1,113.1	541.4	57.8	—	599.2
Purchase accounting adjustments	(9.1)	—	—	(9.1)	(9.1)	—	—	(9.1)

	$989.6	$114.4	$—	$1,104.0	$532.3	$57.8	$—	$590.1

	Revenue for the Eight Months Ended December 31, 2013				Gross Margin for the Eight Months Ended December 31, 2013
	Enterprise	Cloud	Mobile	Total	Enterprise	Cloud	Mobile	Total
Product	$199.4	$10.7	$—	$210.1	$132.0	$5.6	$—	$137.6
Recurring	75.2	39.6	—	114.8	41.9	18.9	—	60.8
Services	32.4	—	—	32.4	5.6	—	—	5.6

	$307.0	$50.3	$—	$357.3	$179.5	$24.5	$—	$204.0

	Revenue for the Year Ended April 30, 2013				Gross Margin for the Year Ended April 30, 2013
	Enterprise	Cloud	Mobile	Total	Enterprise	Cloud	Mobile	Total
Product	$338.5	$8.4	$—	$346.9	$215.8	$5.1	$—	$220.9
Recurring	132.4	44.1	—	176.5	72.0	20.2	—	92.2
Services	53.5	—	—	53.5	7.5	—	—	7.5

	$524.4	$52.5	$—	$576.9	$295.3	$25.3	$—	$320.6

Goodwill information by segment is as follows:

	December 31, 2015	December 31, 2014
Enterprise	$297.8	$291.8
Cloud	48.5	48.5
Mobile	312.3	—

	$658.6	$340.3

Geographic Information

In conjunction with the reorganization of the business, the Company now reviews revenues by geography as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa;

•	Asia-Pacific, consisting of the continent of Asia and the pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following countries based on location of the customers:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Canada	$35.3	$39.2	$20.9	$32.5
United States	509.6	421.2	228.8	369.6
Rest of Americas	16.7	24.0	8.8	9.5

Americas	561.6	484.4	258.5	411.6

Germany	125.1	135.3	1.0	1.7
U.K.	111.4	120.6	63.3	108.7
Rest of EMEA	309.4	328.0	22.5	38.5

EMEA	545.9	583.9	86.8	148.9

Asia-Pacific	50.2	35.7	12.0	16.4

	$1,157.7	$1,104.0	$357.3	$576.9

Concentrations

The Company sells its products and services to a broad set of enterprises ranging from large, multinational enterprises, to small and mid-sized enterprises. Management believes that the Company is exposed to minimal concentration risk since the majority of its business is conducted with companies in numerous diverse industries. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for its accounts receivable. In some cases, the Company will require payment in advance or security in the form of letters of credit or third-party guarantees. At December 31, 2015 one customer in the Company’s Mobile segment accounted for 11.1% of the Company’s consolidated accounts receivable. No single customer accounted for more than 10 percent of the Company’s revenue for the year ended December 31, 2015. No single customer accounted for more than 10 percent of the Company’s revenue or accounts receivable as of or for the year ended December 31, 2014, eight months ended December 31, 2013 or year ended April 30, 2013.

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

23. INCOME TAXES

Details of income taxes are as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Income (loss) from continuing operations before income taxes:
Canadian	$176.3	$118.0	$0.4	$10.6
Foreign	(207.6)	(148.2)	(16.0)	(9.5)

	$(31.3)	$(30.2)	$(15.6)	$1.1

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Current income tax recovery (expense):
Canadian	$(1.3)	$5.6	$(0.2)	$(0.1)
Foreign	(12.1)	(13.3)	(7.5)	(10.2)

	$(13.4)	$(7.7)	$(7.7)	$(10.3)

Deferred income tax recovery (expense):
Canadian	$(3.6)	$(2.9)	$3.0	$6.4
Foreign	27.6	33.5	14.8	12.7

	$24.0	$30.6	$17.8	$19.1

The income tax recovery (expense) reported differs from the amount computed by applying the Canadian rates to the income (loss) before income taxes. The reasons for these differences and their tax effects are as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Expected tax rate	26.5%	26.5%	26.5%	26.5%

Expected tax recovery (expense)	$8.3	$8.0	$4.1	$(0.3)
Foreign tax rate differences	4.5	2.1	0.8	(1.1)
Net change in valuation allowance on deferred tax assets	1.6	3.2	—	0.5
Permanent differences	(2.7)	(4.5)	(2.4)	(1.0)
Tax credits and other adjustments	(1.1)	14.1	7.6	10.7

Income tax recovery	$10.6	$22.9	$10.1	$8.8

The tax effect of components of the deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Assets:
Net operating loss and credit carryforwards	$173.6	$111.0
Allowance for doubtful accounts	4.1	2.5
Inventories	3.8	1.8
Restructuring and other provisions	17.0	14.6
Pension liability	23.8	25.5
Revenue recognition	27.0	15.5
Intangibles	34.4	32.5
Long-term debt and other	—	3.8
Lease obligations	9.6	5.1
Property and equipment	4.7	0.2

Total deferred tax assets	298.0	212.5

Liabilities:
Acquisition intangibles	(121.8)	(30.4)

Total deferred tax liabilities	(121.8)	(30.4)

Total gross deferred tax assets net of total deferred tax liabilities	176.2	182.1
Valuation allowance	(45.0)	(32.1)

Net deferred tax assets	$131.2	$150.0

The Company updates its assessment of the realizability of its deferred tax assets at each reporting period. At December 31, 2015, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there is a valuation allowance of $45.0 against deferred tax assets primarily in the United Kingdom and United States (December 31, 2014 — $32.1). Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

For the years ended December 31, 2015 and 2014, the eight months ended December 31, 2013 and the year ended April 30, 2013, there were no significant changes to the assessment of the realizability of the Company’s deferred tax assets.

The Company had the following tax-effected loss carryforwards and tax credits:

	December 31, 2015
Year of Expiry	Tax Losses	Tax Credits
2018	$—	$0.9
2019	2.5	0.9
2020-2033	69.3	54.2
Indefinite	45.8	—

Total	$117.6	$56.0

These tax loss carryforwards primarily relate to operations in the United States, France and Finland. The United States has an annual restriction on the utilization of $4.4 of tax-effected loss carryforwards related to a change in ownership in 2001 and the acquisition of Mavenir in 2015.

Tax credit carryforwards of $48.7 and $7.3 relate to the Canadian and United States operations, respectively. These credits consist primarily of investment tax credits that can be used to offset future federal, provincial and state income taxes payable.

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

Uncertain Tax Positions

The following table reconciles the activity related to the Company’s unrecognized tax benefits, which are included in other non-current liabilities in the consolidated balance sheets:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Opening balance	$19.2	$9.8
Increase related to acquisitions	5.6	9.5
Increase related to current year tax positions	11.3	4.4
Decrease related to prior year tax positions	—	(1.9)
Reductions due to lapse in statute of limitations	(4.2)	(1.5)
Settlements	—	(0.9)
Other, including effect of foreign exchange	(1.4)	(0.2)

Closing balance(1)	$30.5	$19.2

(1)	At December 31, 2015 and 2014, $16.4 and $4.6, respectively of the closing unrecognized tax benefits are recorded net against deferred tax assets.

The amount of unrecognized tax benefits at December 31, 2015 that would affect the effective tax rate, if recognized, were approximately $14.1 (December 31, 2014 — $18.0).

The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015, in addition to the unrecognized tax benefits above, the Company has a balance of $4.8 (December 31, 2014 — $2.7) for the potential payment of interest and penalties. For the year ended December 31, 2015, the Company expensed $1.1 (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 — $0.5, $0.1 and $0.1) for the potential payment of interest and penalties.

The Company routinely engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions throughout the year. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. The Company estimates that the unrecognized tax benefits inclusive of interest at December 31, 2015 are expected to be reduced by approximately $2.5 in the next 12 months.

The Company or its subsidiaries file income tax returns in a significant number of countries. These tax returns are subject to examination by local taxing authorities. The following summarizes the open years by major jurisdiction: Canada — 2011 to 2015 and for specific types of transactions from 2009 to 2011; the U.S. — 2012 to 2015; Germany — 2012 to 2015; France — 2012 to 2015; Sweden — 2009 to 2015; Switzerland — 2010 to 2015; and the U.K. — 2009 to 2015.

At December 31, 2015, the Company is presently under audit in Italy for the 2010, 2011 and 2012 tax years, in India for the 2011 and 2012 tax years and in Canada for the 2011 and 2012 tax years. The resolution of tax matters in these jurisdictions is not expected to be material to the Consolidated Financial Statements. During the year, the Company settled a tax audit in United States, which did not have a material impact on the Consolidated Financial Statements.

24. PENSION PLANS

The Company maintains defined contribution pension plans or defined benefit plans that cover a significant portion of its employees.

Defined Contribution Plans

The Company contributes to defined contribution pension plans on the basis of the percentage specified in each plan. The costs of the defined contribution plans are expensed as incurred. For the year ended December 31, 2015, the Company made contributions to these plans of $11.9 (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 — $14.3, $2.4 and $3.9).

Defined Benefit Plans

Description of defined benefit plans

The Company’s projected benefit obligation and plan assets, by defined benefit plan, at December 31, 2015 were as follows:

	U.K. Plan	Switzerland Plan	All Other	Total
Projected benefit obligation	$248.0	$119.3	$24.9	$392.2
Plan assets	168.4	97.2	—	265.6

Pension liability	$79.6	$22.1	$24.9	$126.6

The Company’s projected benefit obligation and plan assets, by defined benefit plan, at December 31, 2014 were as follows:

	U.K. Plan	Switzerland Plan	All Other	Total
Projected benefit obligation	$265.3	$114.9	$26.0	$406.2
Plan assets	174.1	96.0	—	270.1

Pension liability	$91.2	$18.9	$26.0	$136.1

U.K Plan

The Company operates a partially funded defined benefit plan in the U.K. (“U.K. Plan”), which was closed to new members in 2001 and was closed to new service in November 2012. For the year ended December 31, 2014, changes in valuation assumptions, in particular a change in discount rate, produced an unfavorable impact on the benefit obligation.

Switzerland Plan

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

Other

The Company operates unfunded defined benefit plans related to France, Italy and Germany (“France Plan”, “Italy Plan” and “Germany Plan”, respectively). Under the France Plan and Italy Plan, retirees generally benefit from a lump sum payment upon retirement or departure. Under the Germany Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.

The defined benefit plan disclosures below are provided in aggregate for all defined benefit plans, unless otherwise noted.

Plan assets and projected benefit obligation information

The change in aggregate projected benefit obligation and plan assets was as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013
Change in projected benefit obligation:
Benefit obligation at beginning of period	$406.2	$226.4	$242.9
Acquisition of Aastra	—	130.2	—
Service cost	3.3	2.2	—
Interest cost	11.5	13.2	6.6
Employee contributions	1.9	1.9	—
Actuarial loss (gain)	(8.0)	72.3	(35.8)
Benefits paid	(8.5)	(8.9)	(1.6)
Plan curtailment	(0.3)	(1.2)	—
Foreign exchange	(13.9)	(29.9)	14.3

Benefit obligation at end of period	$392.2	$406.2	$226.4

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013
Change in plan assets:
Fair value of plan assets at beginning of period	$270.1	$169.1	$152.4
Acquisition of Aastra	—	98.4	—
Actual return on plan assets	2.3	21.1	4.6
Employer contributions	7.1	7.3	3.2
Employee contributions	1.9	1.9	—
Benefits paid	(8.2)	(7.2)	(1.6)
Foreign exchange	(7.6)	(20.5)	10.5

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013
Fair value of plan assets at end of period	$265.6	$270.1	$169.1

Pension liability	$126.6	$136.1	$57.3

The following table provides the Company’s aggregate accumulated benefit obligation:

	December 31, 2015	December 31, 2014	December 31, 2013
Accumulated benefit obligation	380.8	394.3	226.4

Periodic benefit cost

The aggregate net periodic benefit cost was as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Current service cost — defined benefit	$3.3	$2.2	$—	$0.8
Interest cost	11.5	13.2	6.6	9.7
Expected return on plan assets	(10.9)	(13.2)	(5.4)	(7.3)
Curtailment gain, net of unrecognized actuarial loss	(0.3)	(0.7)	—	—
Recognized actuarial loss	2.1	0.8	0.8	1.9

Net periodic defined benefit cost	$5.7	$2.3	$2.0	$5.1

Assumptions

The following assumptions were used to determine the periodic pension expense for the U.K. Plan:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30, 2013
Discount rate	3.70%	4.70%	4.10%	4.90%
Inflation rate	3.00%	3.30%	3.30%	3.30%
Investment returns assumption	4.85%	6.00%	5.30%	5.30%

The following assumptions were used to determine the net present value of the accrued pension benefits for the U.K. Plan:

	December 31, 2015	December 31, 2014	December 31, 2013	April 30, 2013
Discount rate	3.95%	3.70%	4.70%	4.10%
Inflation rate	3.15%	3.00%	3.30%	3.30%

(1)	As a result of the U.K. Plan’s November 2012 pension curtailment, members no longer earn benefits for current service and therefore the compensation rate increase and average remaining service life are not factors in determining the net present value of accrued pension benefits.

The following assumptions were used to determine the periodic pension expense for the Switzerland Plan:

	Year Ended December 31, 2015	Year Ended December 31, 2014 (1)
Discount rate	1.20%	2.25%
Inflation rate	1.40%	1.50%
Investment returns assumption	2.50%	3.50%

(1)	Assumptions were applicable from the date of the acquisition of Aastra on January 31, 2014.

The following assumptions were used to determine the net present value of the accrued pension benefits for the Switzerland Plan:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Discount rate	0.85%	1.20%
Inflation rate	1.00%	1.40%
Compensation increase rate	1.50%	1.90%
Average remaining service life of employees	11 years	11 years

Estimated future benefit payments

The table below reflects the total benefits expected to be paid in each of the next five years and in the aggregate for the subsequent five years.

Benefit Payments
2016	6.8
2017	7.0
2018	7.0
2019	7.5
2020	7.1
2021-2025	42.4

Contributions

The Company expects to make employer contributions of $5.1 (£3.4) to fund the U.K. Plan deficit in 2016. The amount of annual employer contributions required to fund the pension deficit is determined every three years in accordance with U.K. regulations. In June 2013, the Company’s annual requirement to fund the pension deficit for 2014 was determined to be $5.0 (£3.2), and increases at an annual rate of 3% for 2015 and 2016. The Company expects to make employer contributions of $2.0 to fund the Switzerland Plan in 2016.

Plan assets

The Company’s target allocation and actual pension plan asset allocation by asset category for the U.K Plan were as follows:

	December 31, 2015 Actual	December 31, 2015 Target (1)	December 31, 2014 Actual (2)	December 31, 2014 Target
Cash	2%	0%	24%	0%
Equities	71%	65%	70%	67%
Debt securities	27%	35%	6%	33%

(1)	Under the current statement of investment principles of the plan, the target allocation includes a 25% allocation to liability-driven investments (“LDI” funds) and 30% to diversified target return funds. These allocations have been assigned to the equity and debt security targets based on the investments held at December 31, 2015
(2)	Difference between actual allocation and target allocation is primarily as a result of cash held at December 31, 2014 due to the proceeds from sales of an investment fund that had not yet been reinvested.

The Company’s target allocation and actual pension plan asset allocation by asset category for the Switzerland Plan were as follows:

	December 31, 2015 Actual	December 31, 2015 Target	December 31, 2014 Actual	December 31, 2014 Target
Cash	9%	2%	11%	2%
Debt securities	19%	32%	19%	32%
Real estate	42%	40%	40%	40%
Equities	21%	20%	21%	20%
Other	9%	6%	9%	6%

The investment objectives of the pension portfolio of assets (the “Fund”) are designed to generate returns that will enable the Fund to meet its future obligations. The performance benchmark for the investment managers is to earn in excess of the index return in those asset categories, which are actively managed. In setting the overall expected rate of return, the various percentages of assets held in each asset class together with the investment return expected from that class are taken into account. For cash and bonds, the rate used is that derived from an appropriate index at the valuation date. For equities and real estate, a model is used based on historical outperformance compared to bonds. For the year ended December 31, 2015, the assumption of equity outperformance compared to bonds was 3.5% (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 — 3.5%, 3.5% and 3.3%) and the assumption of real estate outperformance compared to bonds was 2.0% (year ended December 31, 2014 – 2.0%, other comparative periods not applicable due to no investments in this category prior to the acquisition of Aastra in January 2014).

The following table discloses the major category of fair value (as described in note 26):

	Fair Value Measurement at December 31, 2015
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash	$11.8	$—	$—	$11.8
Equities	—	139.6	—	139.6
Bonds	—	64.6	—	64.6
Real estate	—	—	40.8	40.8
Other	—	—	8.8	8.8

	$11.8	$204.2	$49.6	$265.6

	Fair Value Measurement at December 31, 2014
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash	$51.9	$—	$—	$51.9
Equities	—	141.6	—	141.6
Bonds	—	29.6	—	29.6
Real estate	—	—	38.4	38.4
Other	—	—	8.6	8.6

	$51.9	$171.2	$47.0	$270.1

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

At December 31, 2015, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Canadian dollars, Swiss francs and Swedish kronor at fixed rates on a notional amount of $9.9, $10.1 and $8.4 U.S. dollars, respectively and to sell Australian dollars, British pounds sterling, Euros and U.S. dollars at fixed rates on a notional amount of $2.5, $7.4, $2.6 and $15.9 U.S. dollars, respectively. At December 31, 2015 all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. At December 31, 2015, the Company had a net unrealized gain on fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.1.

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

At December 31, 2015, the Company did not have any forward contracts used for cash flow hedging.

At December 31, 2014, to hedge probable future cash outflows of Canadian payroll, the Company held forward contracts with durations of up to three months on a notional amount of $10.2 U.S. dollars. At December 31, 2014, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for cash flow hedging of less than $0.1.

Credit risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, other receivables, sales-type lease receivables, sold rental payment remaining unbilled and assets held by the defined benefit pension plan. Cash is generally held in banks with an investment grade rating. Cash equivalents are invested in government and commercial paper with investment grade credit rating. The Company is exposed to normal credit risk from customers. However, the Company has a large number of diverse customers to minimize concentrations of credit risk. At December 31, 2015 one customer in the Company’s Mobile segment accounted for 11.1% of the Company’s consolidated accounts receivable. No customer represented more than 10% of accounts receivable at December 31, 2014.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, amounts due to (from) related parties, net investment in sales-type leases and long-term debt. Due to the short-term maturity of cash, restricted cash, accounts receivable, accounts payable and amounts due to (from) related parties, the carrying value of these instruments is a reasonable estimate of their fair value. At December 31, 2015, the fair value of the term loan, as described in note 13, was approximately 99% of the principal balance.

27. OTHER INCOME (EXPENSE), NET

Other income for the year ended December 31, 2015 includes a foreign exchange gain of $18.8 (year ended December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 — gain of $3.9, loss of $0.5 and gain of $0.2). The foreign exchange gain for the year ended December 31, 2015 related primarily to intercompany balances and was offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no significant net economic effect to the Company.

28. TRANSITION PERIOD COMPARATIVE BALANCES

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

Year Ended December 31, 2013 (unaudited)
Revenues
Enterprise	$499.6
Cloud	69.9

569.5
Cost of revenues
Enterprise	209.3
Cloud	36.0

245.3

Gross margin	324.2

Expenses:
Selling, general and administrative	199.3
Research and development	56.9
Special charges and restructuring costs	17.5
Amortization of acquisition-related intangible assets	24.2

297.9

Operating income	26.3
Interest expense	(24.5)
Debt retirement costs	(3.2)
Other expense	(0.2)

Loss from continuing operations, before income taxes	(1.6)
Current income tax recovery (expense)	1.8
Deferred income tax recovery (expense)	(0.4)

Net loss from continuing operations	(0.2)
Net loss from discontinued operations	(3.0)

Net loss	$(3.2)

Other comprehensive income — foreign currency translation	$1.0
Other comprehensive income — pension liability adjustments	10.4

Comprehensive income	$8.2

Net loss per common share — Basic and Diluted:
Net loss per share from continuing operations	$(0.01)
Net loss per share from discontinued operations	$(0.05)
Net loss per share	$(0.06)
Weighted-average number of common shares outstanding:
Basic and diluted	53.8

SCHEDULE II

VALUATION OF QUALIFYING ACCOUNTS

AS OF DECEMBER 31, 2015

(in U.S. dollars, millions)

		Additions
Description	Balance, Beginning of Period	Charged to expenses	Other (1)	Deductions	Balance, End of Period
Year Ended April 30, 2013
Allowance for doubtful accounts, excluding amounts related to lease receivables	$3.4	$2.5	$—	$(1.1)	$4.8
Allowance for sales-type leases and lease recourse liability	$9.4	$0.7	$—	$(3.4)	$6.7
Provision for excess and obsolete inventory	$7.2	$2.0	$—	$(1.9)	$7.3
Eight Months Ended December 31, 2013
Allowance for doubtful accounts, excluding amounts related to lease receivables	$4.8	$0.7	$—	$(0.7)	$4.8
Allowance for sales-type leases and lease recourse liability	$6.7	$1.0	$—	$(2.7)	$5.0
Provision for excess and obsolete inventory	$7.3	$1.3	$—	$(2.9)	$5.7
Year Ended December 31, 2014
Allowance for doubtful accounts, excluding amounts related to lease receivables	$4.8	$3.0	$6.1	$(1.9)	$12.0
Allowance for sales-type leases and lease recourse liability	$5.0	$0.4	$1.1	$(2.2)	$4.3
Provision for excess and obsolete inventory	$5.7	$0.6	$—	$(0.9)	$5.4
Year Ended December 31, 2015
Allowance for doubtful accounts, excluding amounts related to lease receivables	$12.0	$6.0	$1.2	$(2.2)	$17.0
Allowance for sales-type leases and lease recourse liability	$4.3	$—	$—	$(0.6)	$3.7
Provision for excess and obsolete inventory	$5.4	$3.0	$—	$(1.0)	$7.4

(1)	Primarily relates to acquisitions

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the CEO and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC.

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

As of December 31, 2015, our management, including the CEO and CFO, completed their evaluation of the effectiveness of our internal control over financial reporting. This evaluation was based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified no material weaknesses that existed in the design or operation of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2015. In performing the evaluation of internal control over financial reporting as of December 31, 2015, management has excluded Mavenir, a company acquired in a business combination on April 29, 2015. Tangible assets of approximately $130.8 million and liabilities of approximately $80.8 million related to the Mavenir business were included in Mitel’s consolidated balance sheet at December 31, 2015 and total revenues of approximately $131.9 million and a net loss of approximately $28.5 million were included in the consolidated statement of operations for the year ended December 31, 2015 (representing operations of the Mavenir business from the acquisition date of April 29, 2015).

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte LLP, independent registered public accounting firm, as stated in their report on internal control over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control over Financial Reporting

The acquisition of Mavenir on April 29, 2015, represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting which was completed as of December 31,

2014. Tangible assets of approximately $130.8 million and liabilities of approximately $80.8 million related to the Mavenir business were included in Mitel’s consolidated balance sheet at December 31, 2015 and total revenues of approximately $131.9 million and a net loss of approximately $28.5 million were included in the consolidated statement of operations for the year ended December 31, 2015 (representing operations of the Mavenir business from the acquisition date of April 29, 2015). The Mavenir business utilizes separate information and accounting systems and processes. The Company intends to extend its Sarbanes-Oxley Section 404 compliance program to include the Mavenir business beginning in 2016.

Other than the acquisition of Mavenir, there were no significant changes in the Company’s internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2015. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 11.	Executive Compensation

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2015. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2015. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2015. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in the Company’s Form 10-K/A, which will be filed no later than 120 days after December 31, 2015. This information will also be contained in the management proxy circular that we prepare in accordance with Canadian corporate and securities law requirements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	(1) and (2) — The following Consolidated Financial Statements of the Company are included in Item 8 herein.

(A)	Reports of Independent Registered Chartered Accountants.

(B)	Consolidated Balance Sheets — As of December 31, 2015 and December 31, 2014

(C)	Consolidated Statements of Operations — Year ended December 31, 2015, Year ended December 31, 2014, eight months ended December 31, 2013 and the year ended April 30, 2013.

(D)	Consolidated Statements of Comprehensive Income (Loss) — Year ended December 31, 2015, Year ended December 31, 2014, eight months ended December 31, 2013 and the year ended April 30, 2013.

(E)	Consolidated Statements of Shareholders’ Equity — Year ended December 31, 2015, Year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and April 30, 2012.

(F)	Consolidated Statements of Cash Flows — Year ended December 31, 2015, Year ended December 31, 2014, eight months ended December 31, 2013 and the year ended April 30, 2013.

(G)	Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits — See Exhibit Index.

The management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are denoted in the Exhibit Index.

2.	Our consolidated valuation of qualifying accounts (Schedule II) financial statement schedule is included in Item 8 herein.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

3.	Exhibits filed with this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2016.

MITEL NETWORKS CORPORATION

By:	/s/ Steven E. Spooner
Steven E. Spooner
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Richard D. McBee Richard D. McBee	Chief Executive Officer & President (Principal Executive Officer) and Director	February 29, 2016

/s/ Dr. Terence H. Matthews Dr. Terence H. Matthews	Chairman of the Board	February 29, 2016

/s/ Peter D. Charbonneau Peter D. Charbonneau	Director	February 29, 2016

/s/ Benjamin H. Ball Benjamin H. Ball	Director	February 29, 2016

/s/ Sudhakar Ramakrishan Sudhakar Ramakrishan	Director	February 29, 2016

/s/ John P. McHugh John P. McHugh	Director	February 29, 2016

/s/ David Williams David Williams	Director	February 29, 2016

EXHIBIT INDEX

3.1	Restated Articles of Incorporation (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F-1, filed with the SEC on April 16, 2010)

3.2	By — laws (incorporated by reference to Amendment No. 3 to Mitel’s Registration Statement on Form F-1, filed with the SEC on March 30, 2010)

3.3	Articles of Amalgamation, dated January 31, 2014, as amended (incorporated by reference to Mitel’s Form 8-K/A, filed with the SEC on December 5, 2014)

4.1	Form of Common Share Certificate (incorporated by reference to Amendment No. 4 to Mitel’s Registration Statement on Form F-1, filed with the SEC on April 16, 2010)

10.1	Credit Agreement, dated as of January 31, 2014, among Mitel Networks Corporation and Mitel U.S. Holdings, Inc. as the borrowers, Jefferies Finance LLC as the administrative agent and collateral agent, TD Securities (USA) LLC as the syndication agent, HSBC Bank and Canada Export Development Canada as the co-documentation agent and Jefferies Finance LLC and TD Securities (USA) LLC as joint lead arrangers and joint bookrunners, and the lenders named therein (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on February 5, 2014)

10.2	Credit Agreement dated as of April 29, 2015, among Mitel Networks Corporation and Mitel U.S. Holdings, Inc., as the borrowers, Bank of America, N.A. as the administrative agent and collateral agent, Bank of America N.A. (acting through its Canada branch) as the Canadian administrative agent and Canadian collateral agent, Bank of America, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, HSBC Canada, Export Development Canada and Societe Generale as Co-Documentation Agents and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2015)

10.2 (a)	First Amendment to Credit Agreement, dated as of September 29, 2015, by and among Mitel Networks Corporation, Mitel US Holdings, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2015)

10.3	Agreement and Plan of Merger, dated as of February 28, 2015, by and among Mavenir Systems, Inc., Mitel Networks Corporation and Roadster Subsidiary Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2015)

10.3 (a)	Amendment No. 1, dated as of April 10, 2015, to the Agreement and Plan of Merger, dated as of February 28, 2015, by and among Mavenir Systems Inc., Mitel Networks Corporation and Roadster Subsidiary Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2015)

10.3 (b)	Amendment No. 2, dated as of April 20, 2015, to the Agreement and Plan of Merger, dated as of February 28, 2015, by and among Mavenir Systems Inc., Mitel Networks Corporation and Roadster Subsidiary Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2015)

10.4	Form of Global Mitel Employment Agreement (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Mitel’s Registration Statement on Form F-1, filed with the SEC on July 6, 2006)

10.5	2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.43 to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.6	2014 Equity Incentive Plan, (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on May 9, 2014)

10.7*	Amended and Restated 2005 Stock Plan of Mavenir Systems, Inc.

10.8*	Amended and Restated 2013 Equity Incentive Plan of Mavenir Systems, Inc.

10.9	Employment Agreement between Mitel and Joe Vitalone effective as of March 5, 2013 (incorporated by reference to Mitel’s Annual Report on Form 10-KT, filed with the SEC on March 31, 2014)

10.10	Amended and Restated Employment Agreement effective as of March 12, 2010, between Mitel and Steven Spooner (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F-1, filed with the SEC on March 17, 2010)

10.11	Employment Contract dated as of August 31, 1999, between Mitel and Graham Bevington (the “Bevington Employment Contract”) (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F-1, filed with the SEC on July 6, 2006)

10.11 (a)	Alterations to terms and conditions of the Bevington Employment Contract dated July 20, 2001 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F-1, filed with the SEC on July 6, 2006)

10.12	Amended and Restated Employment Agreement between Mitel and Ron Wellard effective as of March 12, 2010 (incorporated by reference to Amendment No. 2 to Mitel’s Registration Statement on Form F-1, filed with the SEC on March 17, 2010)

10.13	Employment Contract dated as of January 13, 2011, between Mitel and Richard McBee (incorporated by reference to Mitel’s Form 8K, filed with the SEC on January 13, 2011)

10.14	Integrated Communications Solutions R&D Project Agreement (the “R&D Project Agreement”) between Mitel, Mitel Knowledge Corporation, March Networks Corporation, March Healthcare and Her Majesty the Queen in Right of Canada dated October 10, 2002 (incorporated by reference to Amendment No. 3 to the Mitel’s Registration Statement on Form 20-F, filed with the SEC on February 12, 2003) +

10.14 (a)	Amendment No. 1 to the R&D Project Agreement dated as of March 27, 2003 (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on August 31, 2004)

10.14 (b)	Amendment No. 2 to the R&D Project Agreement dated as of May 2, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.14 (c)	Amendment No. 3 to the R&D Project Agreement dated as of September 16, 2004 (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.14 (d)	Amendment No. 4 to the R&D Project Agreement dated as of June 27, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.14 (e)	Amendment No. 5 to the R&D Project Agreement dated as of October 3, 2005 (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.14 (f)	Amendment No. 6 to the R&D Project Agreement dated as of October 31, 2006 (incorporated by reference to Mitel’s Registration Statement on Form F-1, filed with the SEC on November 8, 2006)

10.14 (g)	Amendment No. 7 to the R&D Project Agreement dated as of March 10, 2010 (incorporated by reference to Mitel’s Annual Report on Form 10-K, filed with the SEC on July 1, 2011)

10.14 (h)*	Amendment No. 8 to the R&D Project Agreement dated as of March 10, 2010

10.15	Form of Warrant granted to Her Majesty in Right of Canada (incorporated by reference to Mitel’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.16	Master Manufacturing Services Agreement between Mitel and its subsidiaries and BreconRidge Corporation and its subsidiaries (acquired by Sanmina-SCI in May 2010) dated June 20, 2008 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F-1, filed with the SEC on February 4, 2010)

10.17	Master Manufacturing Services Agreement between Mitel and Flextronics Telecom Systems, Ltd. dated as at May 1, 2007 (incorporated by reference to Amendment No. 1 to Mitel’s Registration Statement on Form F-1, filed with the SEC on February 4, 2010)

10.18	Shareholder Agreement among Mitel, Terence H. Matthews, Wesley Clover and Francisco Partners dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.19	Amended and Restated Registration Rights Agreement among Mitel, Terence H. Matthews, Wesley Clover, EdgeStone, Francisco Partners and Morgan Stanley dated as of April 27, 2010 (incorporated by reference to Mitel’s Form 6-K, filed with the SEC on April 28, 2010)

10.20	Lease Agreement between Mitel and Kanata Research Park Corporation dated as of November 1, 2010 (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on February 2, 2011)

10.20(a)*	Partial Surrender of Lease and First Amendment to Lease between Mitel and Kanata Research Park Corporation dated as of November 1, 2010

10.20(b)*	Second Amendment to Lease between Mitel and Kanata Research Park Corporation dated as of March 3, 2014

10.20(c)*	Third Amendment to Lease between Mitel and Kanata Research Park Corporation dated as of February 11, 2015

10.21	Arrangement Agreement, dated November 10, 2013, between Mitel Networks Corporation and Aastra Technologies Limited (incorporated by reference to Mitel’s Form 8-K, filed with the SEC on November 14, 2013)

10.22	Memorandum of Understanding, dated as of April 20, 2015, between the Plaintiffs, Mavenir Systems, Inc. Mitel Networks Corporation, Roadster Subsidiary Corporation, certain Mitel Directors and Morgan Stanley & Co. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2015)

10.23	Form of Tender Support Agreement, dated as of February 28, 2015, by and among Mitel Networks Corporation, Roadster Subsidiary Corporation, and certain stockholders of Mavenir Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2015)

10.24	Form of Shareholder Lock-Up Agreement, dated as of February 28, 2015, by and between Mitel Networks Corporation and certain shareholders of Mitel Networks Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2015)

21.1*	Subsidiaries of Mitel

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Mitel Network Corporation’s Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; (iv) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements

+	Portions of this document have been granted “Confidential Treatment” by the Secretary of the SEC.
*	Filed herewith.