Form 10-K/A
period 2015-12-31
MITEL NETWORKS CORP
filed 2016-04-27
CIK 1170534

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

As of April 15, 2016, there were 121,254,204 common shares outstanding.

EXPLANATORY NOTE

Mitel Networks Corporation qualifies as a foreign private issuer for purposes of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead of filing annual and periodic reports on forms available for foreign private issuers, the Company filed an annual report on Form 10-K and is filing this Amendment No.1 to that report on Form 10-K/A (this “Report”) and has been filing and expects to continue to file annual and quarterly reports on Form 10-K and Form 10-Q, respectively, and current reports on Form 8-K.

As a Canadian foreign private issuer, the Company prepares and files its management information circulars and related materials in accordance with Canadian corporate and securities law requirements. As the Company’s management information circular is not prepared and filed pursuant to Regulation 14A of the Exchange Act, the Company may not incorporate by reference information required by Part III of this Report from its management information circular.

The Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”) on February 29, 2016. In reliance upon and as permitted by Instruction G(3) to Form 10-K, the Company is filing this Amendment No. 1 on Form 10-K/A in order to include in the 2015 Form 10-K the Part III information not previously included in the 2015 Form 10-K.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2015 Form 10-K and, unless otherwise noted herein, has not been modified or updated other than the inclusion of Part III information. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2015 Form 10-K and the Company’s other filings with the SEC.

In this Amendment No. 1 on Form 10-K/A, Mitel Networks Corporation is referred to as the “Company”, “Mitel”, “we”, “us”, “our”, “our corporation”, or “the corporation.” References to “GAAP” mean generally accepted accounting principles in the United States.

All dollar amounts quoted in this Report are provided in the United States dollars, unless otherwise stated.

All references to websites contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

MITEL NETWORKS CORPORATION

2015 FORM 10–K/A ANNUAL REPORT

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to our directors and executive officers as of April 15, 2016. Unless otherwise indicated below, the business address for each of our directors and executive officers is 350 Legget Drive, Ottawa, Ontario, Canada K2K 2W7.

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation

Dr. Terence H. Matthews Ottawa, Ontario, Canada	72	Chairman of the Board Member of the Nominating & Governance Committee	February 16, 2001	Chairman, Wesley Clover International Corporation

Richard D. McBee Dallas, Texas, United States	52	President and Chief Executive Officer and Director	January 19, 2011	President and Chief Executive Officer, Mitel

Peter D. Charbonneau (1) Ottawa, Ontario, Canada	62	Lead Director, Chairman of the Audit Committee, Chairman of the Nominating & Governance Committee	February 16, 2001	Independent Corporate Director

Benjamin H. Ball San Francisco, California, United States	50	Director, Chairman of the Compensation Committee, Member of the Nominating & Governance Committee	October 23, 2007	Partner, Francisco Partners Management, LLC

John P. McHugh (2) San Jose, California, United States	55	Director, Member of Audit Committee, Member of Nominating & Governance Committee	March 12, 2010	General Manager and Senior Vice President, NETGEAR, Inc.

Sudhakar Ramakrishna Saratoga, California, United States	48	Director, Member of Audit Committee, Member of Nominating & Governance Committee	May 14, 2015	Chief Executive Officer And Director of Pulse Secure, LLC

David M. Williams Toronto, Ontario, Canada	74	Director, Member of the Compensation Committee, Member of Nominating & Governance Committee	January 31, 2014	Independent Corporate Director

Steven E. Spooner Ottawa, Ontario, Canada	57	Chief Financial Officer	June 20, 2003	Chief Financial Officer, Mitel

Graham G. Bevington Frisco, Texas, United States	56	Executive Vice President and Chief Sales Officer	June 28, 2006	Executive Vice President and Chief Sales Officer, Mitel

Ronald G. Wellard (3) Ottawa, Ontario, Canada	58	Chief Strategy Officer	October 23, 2007	Chief Strategy Officer, Mitel

Name and Place of Residence	Age	Position	Director or Officer Since	Principal Occupation

Jon D. Brinton Peoria, Arizona, United States	51	Executive Vice President and General Manager, Mitel Cloud Services	May 1, 2011	Executive Vice President and General Manager, Mitel Cloud Services, Mitel

Wesley D. Durow Lucas, Texas, United States	50	Chief Marketing Officer	April 6, 2015	Chief Marketing Officer, Mitel

Balagopal G. Kumar McKinney, Texas United States	50	President, Mitel Mobility, Inc.	March 18, 2016	President, Mitel Mobility, Inc.

Thomas G. Lokar Frisco, Texas, United States	49	Chief Human Resources Officer	January 13, 2014	Chief Human Resources Officer, Mitel

(1)	Mr. Charbonneau routinely invests in and serves as a director on the boards of early stage companies and as a result involves certain risks. For instance, Mr. Charbonneau was a director of METConnex Inc., which filed a notice of intention to file for bankruptcy protection on September 28, 2006. Mr. Charbonneau resigned from the board of METConnex Inc. in June 2007. Mr. Charbonneau was a director of Trellia Networks Corporation, a portfolio company of Skypoint Telecom Fund II, which filed a proposal under the Canadian Bankruptcy and Insolvency Act that was accepted by the Courts in February, 2011.
(2)	Mr. McHugh took a position as Vice President and General Manager of the Enterprise Data Networking Product Unit for Nortel Networks in December, 2008. In January, 2009, Nortel Networks filed for Chapter 11 Bankruptcy protection in Canada, the United States and the United Kingdom.
(3)	On April 15, 2016, it was determined that Mr. Wellard will be leaving Mitel effective April 30, 2016.

Executive officers are appointed by the board of directors to serve, subject to the discretion of the board of directors, until their successors are appointed.

Dr. Terence H. Matthews is our founder, our Chairman and a shareholder. Dr. Matthews has been a member of our board of directors since February 16, 2001 and has been an investor of Mitel Corporation (re-named Zarlink Semiconductor Inc. and acquired by Microsemi Corporation) for over 25 years. In 1972, he co-founded Mitel Corporation and served as its President until 1985 when British Telecommunications plc bought a controlling interest in the company. In 2001, companies controlled by Dr. Matthews purchased a controlling interest in Mitel Corporation’s communications systems division and the “Mitel” trademarks to form Mitel. Between 1986 and 2000, Dr. Matthews founded Newbridge Networks Corporation and served as its Chief Executive Officer and Chairman. Dr. Matthews is also the founder and Chairman of Wesley Clover International Corporation, an investment group, with offices in the United Kingdom and Canada, that invests in a broad range of next-generation technology companies, real estate and hotels and resorts. In addition, Dr. Matthews is currently Chairman, or serves on the board of directors, of a number of high technology companies including CounterPath Corporation, ProntoForms Corporation Solace Systems Inc. and Benbria Corporation. Dr. Matthews holds an honors degree in electronics from the University of Wales, Swansea and is a Fellow of the Institute of Electrical Engineers and of the Royal Academy of Engineering. He has been awarded honorary doctorates by several universities, including the University of Wales, Glamorgan and Swansea, and Carleton University in Ottawa. In 1994, he was appointed an Officer of the Order of the British Empire, and in the 2001 Queen’s Birthday Honours, he was awarded a Knighthood. In 2011, he was appointed Patron of the Cancer Stem Cell Research Institute at Cardiff University.

Richard D. McBee, who brings more than 25 years of experience in telecommunications to the Company, was appointed President and Chief Executive Officer in January 2011. Prior to joining the Company, Mr. McBee served as President of the Communications & Enterprise Group of Danaher Corporation. In this role, he was responsible for annual sales derived from carrier, enterprise, and SMB markets via both direct sales and channel partners. Mr. McBee joined Danaher in 2007 as President, Tektronix Communications, following the acquisition by Danaher of Tektronix. During his 15 years with Tektronix, he held a variety of positions including Senior Vice President and General Manager, Communications Business Unit; Senior Vice President of Worldwide Sales, Service and Marketing; and Vice President of Marketing & Strategic Initiatives. Mr. McBee holds a Master’s Degree in Business Administration from the Chapman School of Business and Economics and graduated from the United States Air Force Academy with a Bachelor of Science in 1986. Mr. McBee serves on the board of the Metroplex Technology Business Council in Texas.

Peter D. Charbonneau is an independent corporate director of several companies. Mr. Charbonneau served as a General Partner at Skypoint Capital Corporation, an early-stage technology venture capital firm, a position he held from January 2001 to March 2015. From June 2000 to December 2000, Mr. Charbonneau was an Executive Vice President of March Networks Corporation. Mr. Charbonneau was appointed to our board of directors on February 16, 2001. Prior to his involvement with March Networks Corporation, Mr. Charbonneau spent 13 years at Newbridge Networks Corporation acting in numerous capacities including as Chief Financial Officer, Executive Vice President, President and Chief Operating Officer and Vice Chairman. He also served as a member of Newbridge Networks Corporation’s board of directors between 1996 and 2000. Mr. Charbonneau currently serves on the board of directors of Teradici Corporation. Mr. Charbonneau holds a Bachelor of Science degree from the University of Ottawa and an MBA from University of Western Ontario. He has been a member of the Chartered Professional Accountants of Ontario (and its predecessor, the Institute of Chartered Accountants of Ontario) since 1979 and in June 2003 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Benjamin H. Ball is a founding partner of Francisco Partners Management, LLC, which is a leading private equity firm focused exclusively on investing in the information technology market. Mr. Ball focuses primarily on investments in the communications and hardware systems sectors. Mr. Ball was appointed to our board of directors on October 23, 2007. He also serves on the board of directors of Cross Match Technologies, Inc., Source Photonics, Inc., WatchGuard Technologies, Inc., Metaswitch Networks, Inc. and WebTrends, Inc. Prior to founding Francisco Partners, Mr. Ball was a Vice President with TA Associates where he led private equity investments in the software, semiconductor and communications segments. Earlier in his career, Mr. Ball worked for AEA Investors, a New York-based private equity firm, and also for the consulting firm of Bain & Company. Mr. Ball holds a Bachelor of Arts degree from Harvard College and an MBA from Stanford Graduate School of Business.

John P. McHugh was appointed to our board of directors on March 12, 2010. Mr. McHugh is an enterprise networking industry veteran with over 30 years of related experience. Since July, 2013, Mr. McHugh has been the Senior Vice President of NETGEAR Inc., a company providing networking, storage and media solutions to consumers, small businesses and service providers. Mr. McHugh is the General Manager of the Commercial Business Unit where he is responsible for SMB networking product marketing, R&D, strategic planning and business development. Prior to this role, Mr. McHugh was the Chief Marketing Officer for Brocade Communications Systems, Inc., a public company which offers data center networking and end-to-end enterprise and service provider networking solutions. Previously, Mr. McHugh was Vice President and General Manager of Nortel Networks Limited’s Enterprise Network Solutions Business Unit and oversaw the restructuring and divestiture of that organization from Nortel. He also served briefly as a consultative executive at Silver Lake Management, L.L.C. where he worked on technology and company evaluations. Mr. McHugh also had a 26-year career at Hewlett-Packard Co., where he held a variety of executive management positions including Vice President and Worldwide General Manager of HP ProCurve Networking. Mr. McHugh was responsible for global operations, sales, channels, marketing, R&D, strategic planning and business development. Mr. McHugh holds a Bachelor of Science in Electrical Engineering and Computer Science from the Rose-Hulman Institute of Technology.

Sudhakar Ramakrishna was appointed to the board on May 14, 2015. He is Chief Executive Officer for Pulse Secure LLC, where he has overseen all aspects of business strategy and execution since July, 2015. Mr. Ramakrishna brings nearly 25 years of experience across the cloud, mobility, networking, security and collaboration markets. Prior to joining Pulse Secure, Mr. Ramakrishna served as the Senior Vice President and General Manager for the Enterprise and Service Provider Division of Citrix where he had profit and loss responsibility for approximately a $2.5 billion portfolio of virtualization, cloud networking, mobile platforms and cloud services solutions. Prior to Citrix, he was at Polycom and was President of Products and Services. Mr. Ramakrishna has also held senior leadership roles at Motorola, 3COM and US Robotics. Mr. Ramakrishna is also a member of the board of directors at Tely Labs. Mr. Ramakrishna earned his Master’s degree in Computer Science from Kansas State, and an MBA from Northwestern University’s Kellogg School of Management.

David M. Williams was appointed to the board of directors in January 2014. Mr. Williams is an independent corporate director of several Canadian companies. Mr. Williams served as Interim President and Chief Executive Officer of Shoppers Drug Mart Corporation from February 2011 to November 2011. Prior to this, he served as President and Chief Executive Officer of the Ontario Workplace Safety and Insurance Board and held senior executive and finance roles with George Weston Limited and Loblaw Companies Limited, including a term as Chief Financial Officer of Loblaw Companies Limited. Mr. Williams is a director of President’s Choice Bank, Mattamy Homes Corporation and the Chair of the Board of Directors of Toronto Hydro Corp. and Morrison Lamothe Inc. Mr. Williams is a graduate of the ICD Corporate Governance College and is a member of the Chartered Professional Accountants of Ontario.

Steven E. Spooner joined us in June 2003 as Chief Financial Officer. Mr. Spooner has more than 35 years of experience in corporate finance, mergers and acquisitions, corporate governance, strategic business planning and operational leadership with companies in the high technology and telecommunications sectors. Between April 2002 and June 2003, he was an independent management consultant for various technology companies. From February 2000 to March 2002, Mr. Spooner was President and Chief Executive Officer of Stream Intelligent Networks Corp., a competitive access provider and supplier of point-to-point high speed managed bandwidth. From February 1995 to February 2000, Mr. Spooner served as Vice President and Chief Financial Officer of CrossKeys Systems Corporation, a publicly traded company between 1997 and 2001. Prior to that, Mr. Spooner was Vice President Finance and Corporate Controller of SHL Systemhouse Inc., also a publicly traded company. He held progressively senior financial management responsibilities at Digital Equipment of Canada Ltd. from 1984 to 1990 and at Wang Canada Ltd. from 1990 to 1992. Mr. Spooner currently serves as the Chair of the Finance and Audit Committee and is a member of the Executive Committee and Nominating Committee of The Ottawa Hospital Foundation. He had previously served on the Board for Magor Communications Corporation from March 2013 to November 2015. Mr. Spooner is an honours Commerce graduate of Carleton University. He is a member of the Chartered Professional Accountants of Ontario (successor of the Institute of Chartered Accountants of Ontario) and in 2011 was elected by the Institute as a Fellow of the Institute in recognition of outstanding career achievements and leadership contributions to the community and to the profession and received his FCPA credentials in 2013. Mr. Spooner also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

Graham G. Bevington is our Executive Vice President and Chief Sales Officer responsible for his region’s performance as well as our worldwide sales operations. Mr. Bevington has more than 25 years’ experience in the high-technology industry in sales and management positions. He has held several executive sales positions with the company and has been responsible for Mitel’s growth and success in EMEA, Asia-Pacific and Central and Latin America. Mr. Bevington joined us in 2000 as Managing Director for EMEA. From 1997 until December 1999, he was Managing Director at DeTeWe Limited and prior to that, Mr. Bevington was Sales Director at Shipton DeTeWe Limited from 1986 to 1997.

Ronald G. Wellard is our Chief Strategy Officer responsible for the longer-term strategic priorities associated with the Company’s evolving business, including integration and portfolio planning in support of M&A activity, and the monetization and protection of our intellectual property assets. Mr. Wellard joined us in December 2003 as Vice President, R&D, and then held the position of Executive Vice-President of Product Development and Operations and Executive Vice President and General Manager Mitel Communications Solutions and Chief Products and Solutions Officer. Mr. Wellard brings more than 30 years of experience in the telecommunications industry. Prior to joining Mitel, Mr. Wellard was a Vice President at Nortel Networks Corporation and held the position of Product Development Director for Meridian Norstar from 1994 to 1999. Mr. Wellard has a Bachelor of Applied Science, Systems Design Engineering degree from the University of Waterloo, Ontario, Canada. He holds over a dozen patents in varied areas of telecommunications. On April 15, 2016, it was determined that Mr. Wellard will be leaving Mitel effective April 30, 2016 and he will receive a severance payment in accordance with the terms of his employment agreement relating to termination without cause.

Jon D. Brinton is the Executive Vice President and General Manager Mitel Cloud Solutions, responsible for leading Mitel’s global cloud initiatives and Mitel’s U.S.-based communications services provider, Mitel NetSolutions. Mr. Brinton joined the Company in 1999 through the acquisition of his own corporation, Network Services Agency, Inc. by Inter-Tel Technologies, Inc. (now known as Mitel Technologies, Inc.) Through the years, Mr. Brinton has held various positions within the Company including: General Manager, Mitel Networks Solutions, Vice President of Networks Services, and President of Mitel NetSolutions, Inc. Mr. Brinton holds a Bachelor of Science degree from Grand Canyon University.

Wesley D. Durow joined us in April 2015 as Chief Marketing Officer as a 20-year technology industry veteran with deep domain knowledge in cloud-based, real-time communications for both enterprises and service providers. Prior to joining Mitel, Mr. Durow was Vice President of Global Marketing for Sonus Networks, Inc. Prior to that Mr. Durow was Chief Marketing Officer at Fonality, Inc. and served as Vice President and General Manager of Global Marketing for Avaya, Inc. Mr. Durow spent more than a decade with Nortel in a number of leadership roles, including end-to-end marketing, go-to-market, and strategic planning for their enterprise business. Mr. Durow began his career in advertising, helping to build brands for leading companies including American Airlines, Pace Picante Sauce, NationsBank (now Bank of America), The Dial Corporation and GTE (now Verizon). Mr. Durow earned his master’s degree in Advertising from Northwestern University and his bachelor’s degree in Marketing from the University of Northern Iowa.

Balagopal G. Kumar is President, Mitel Mobile Division. Mr. Kumar joined us on November 16, 2015 as Chief Operating Officer for Mitel Mobile Division and on March 18, 2016 was appointed as President to Mitel Mobile Division to succeed Pardeep Kohli. Prior to joining Mitel, Mr. Kumar was Global Head of R&D at Imagine Communications, and held several executive-level positions at Genband, including Executive Vice President, Chief Product Officer, and Executive Vice President and President of Genband’s Multimedia Business Unit. Prior to Genband, Mr. Kumar was Executive Vice President of Engineering and Operations at Mavenir Systems, Inc. (“Mavenir”) (now Mitel Mobile Division) responsible for the worldwide engineering and operations teams across five countries. Prior to this, he was Vice President of Softswitch Solutions Engineering within Tekelec’s switching business unit after a company he helped build (Vocal Data) was acquired. Mr. Kumar began his career with Bell Labs/Lucent Technologies, where he held several senior-level leadership positions. He graduated with honors from the Florida Institute of Technology with a Bachelor of Science in Electrical Engineering and a Master’s degree in Computer Science. He is also a graduate of the Institute of Managerial Leadership at the University of Texas at Austin, and the Leadership Development Program at Duke University.

Thomas G. Lokar joined us in January 2014 as Chief Human Resources Officer. Mr. Lokar has more than 18 years of experience in the technology sector and brings to the company deep expertise in organization effectiveness, talent management, and employee development from his previous time at several Fortune 500 companies. Prior to joining the company, Mr. Lokar worked for Hewlett-Packard as Vice President of Human Resources for Enterprise Services, Global Outsourcing, and Application Services. Prior to that, he spent six years at AOL as Senior Vice President of HR Products, Platforms, and Technology Development, before leaving to become president and co-founder of an online career management and talent management start-up. Mr. Lokar has also worked at Bristol Myers Squibb in leadership development, as well as spent seven years in management consulting. He holds a PhD in Industrial and Organizational Psychology from Kansas State University. He earned his BA from the University of Detroit.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers (as defined under the 1933 Act as noted above), and shareholders owning more than 10% of any class of a company’s outstanding equity shares (other than certain banks, investment funds and other institutions holding securities for the benefit of third parties or in customer fiduciary accounts) to file reports of ownership and changes of ownership with the SEC. As of April 15, 2016, we are not required to comply with Section 16(a) because we are a foreign private issuer under U.S. securities laws.

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

Audit Committee

The Company’s board of directors has an audit committee. Our audit committee is comprised of Messrs. Peter Charbonneau (Chair), John McHugh and Sudhakar Ramakrishna. Our board of directors has determined that each of these directors meets the independence requirements of the rules and regulations of the NASDAQ and the SEC and the independence requirements of Canadian securities rules. The board of directors has determined that each of these directors is financially literate. Peter Charbonneau (Chair) has been identified as an “audit committee financial expert” as such term is defined by applicable U.S. securities laws.

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

All members of the audit committee have experience reviewing financial statements and dealing with related accounting and auditing issues. Each current member of the audit committee has the following relevant education and experience:

•	Peter Charbonneau is an independent corporate director. He served as a general partner in Skypoint Capital Corporation, an early-stage technology venture capital firm from January 2001 to March 2015. He previously served as the Chief Financial Officer and Chief Operating Officer of Newbridge Networks Corporation. Mr. Charbonneau currently sits on the audit committee for Teradici Corporation. Mr. Charbonneau has also served as a director and audit committee member at other companies, including CBC/Radio-Canada, Telus Corporation, BreconRidge Corporation, Cambrian Systems, Inc., CounterPath, March Networks Corporation, ProntoForms Corporation and Jennerex, Inc. From 1977 to 1986, Mr. Charbonneau worked as an accountant at Deloitte LLP (as it is now known). Mr. Charbonneau holds a Bachelor of Science from the University of Ottawa, an MBA from the University of Western Ontario and is a Fellow of the Chartered Professional Accountants of Ontario. Mr. Charbonneau also holds the ICD.D certification, having completed the Directors’ Education Program of the Institute of Corporate Directors of Canada.

•	John P. McHugh is the General Manager and Senior Vice President, Commercial Business Unit of NETGEAR, Inc. Prior to his current role, Mr. McHugh was the Chief Marketing Officer for Brocade Communications Systems, Inc. Prior to that, Mr. McHugh held Vice President and General Manager roles at Nortel Networks and Hewlett-Packard Company. In his capacity as an executive of each of these companies, Mr. McHugh has held leadership roles in R&D, Marketing and Manufacturing, as well as having over 17 years of experience in General Management including management of cash and capital usage, evaluating business opportunities and acquisitions with significant capital structure and cash flow analysis. Mr. McHugh holds a Bachelor of Science in Electrical Engineering and Computer Science from Rose-Hulman Institute of Technology.

•	Sudhakar Ramakrishna is the Chief Executive Officer for Pulse Secure LLC, where he has overseen all aspects of business strategy and execution since July, 2015. Mr. Ramakrishna brings nearly 25 years of experience across the cloud, mobility, networking, security and collaboration markets. Prior to joining Pulse Secure, Mr. Ramakrishna served as the Senior Vice President and General Manager for the Enterprise and Service Provider Division of Citrix where he had profit and loss responsibility for approximately a $2.5 billion portfolio of virtualization, cloud networking, mobile platforms and cloud services solutions. Prior to Citrix, he was at Polycom and was President of Products and Services. Mr. Ramakrishna has also held senior leadership roles at Motorola, 3COM and US Robotics. Mr. Ramakrishna is also a member of the board of directors at Tely Labs. Mr. Ramakrishna earned his Master’s degree in Computer Science from Kansas State, and an MBA from Northwestern University’s Kellogg School of Management.

For additional information regarding the education and experience of each member of the audit committee relevant to the performance of his duties as a member of the audit committee see Item 10 “Directors, Executive Officers and Corporate Governance—Executive Officers and Directors”.

Item 11.	Executive Compensation

As a foreign private issuer in the United States, we comply with this item if we disclose the information required by Items 6.B and 6.E.2 of Form 20-F in this Report. Accordingly, we are not required to disclose executive compensation according to the requirements of Regulation S-K that are applicable to U.S. domestic issuers; however, we attempt to comply with the spirit of those rules when possible and to the extent that they do not conflict with required Canadian disclosure requirements.

Compensation Committee

Our board of directors has established a compensation committee, the purpose of which is to assist our board of directors in establishing fair and competitive compensation and performance incentive plans. Our compensation committee is currently comprised of Messrs. Benjamin Ball (Chair) and David M. Williams. Our board of directors has determined that each of these directors meets the independence requirements of the rules and regulations of the NASDAQ and the SEC and the independence requirements of Canadian securities rules. The compensation committee is responsible for annually reviewing the compensation of our directors, our chief executive officer and certain other senior executives. To ensure an objective process for determining compensation, the compensation committee considers a variety of pre-determined, objective criteria and consults with independent third-party advisers. In each case, the committee reviews the compensation received in the most recent period and assesses its appropriateness in the context of the responsibilities and performance of the individuals and industry trends. On this basis, the committee makes its annual compensation recommendations to the board.

In addition to making compensation recommendations to the board, the committee administers our 2006 Equity Incentive Plan and our 2014 Equity Incentive Plan as well as the Mavenir Systems, Inc. 2005 Stock Plan (the “2005 Stock Plan”) and Mavenir Systems, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”), adopted through acquisition, and may periodically recommend the adoption of other incentive compensation plans. The committee also conducts annual reviews of our succession plan, reviews our policies regarding loans to directors and senior officers and monitors and maintains our Insider Trading Policy. To fulfill its mandate, the committee is empowered to retain legal, accounting, financial and other professionals. It is also entitled to full access to our books and records and may require our directors, officers and employees to provide information deemed necessary by the committee to fulfill its mandate.

Compensation Committee Interlocks and Insider Participation

There were no reportable interlocks or insider participation affecting the Company’s compensation committee during the year ended December 31, 2015. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

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

Respectfully submitted,

Compensation Committee

Benjamin H. Ball, Chair

David M. Williams

Compensation Discussion & Analysis

Director Compensation

Except as noted below, all non-employee directors received role-based fees that are paid each fiscal quarter as set forth below:

Annual service on the board of directors (other than Chair)	$50,000
Annual service as Chair of the board of directors	$125,000
Annual service as member of the audit committee (other than Chair)	$15,000
Annual service as Chair of the audit committee	$25,000
Annual service as a member of the compensation committee (other than Chair)	$10,000
Annual service as Chair of the compensation committee	$15,000
Annual service as a member of the nominating and corporate governance committee (other than Chair)	$8,000
Annual service as Chair of the nominating and corporate governance committee	$12,000

Equity Incentive Grants

Stock Options – Annual Award	10,000
Restricted Stock Units – Annual Award	10,000
Initial grant for new directors	45,000 stock options

Annual Equity Incentive Grants cliff vest at the end of the fiscal year in which they are granted. Initial grants for new directors vest over three years in equal annual installments.

For the year ended December 31, 2015:

•	Directors may elect to receive fees in all cash, all equity incentives, or a mix of both.

•	Directors must make their election within 30 days prior to the end of Q4 in the current fiscal year.

•	Fees paid in the form of equity incentives shall be divided 50/50 between stock options and RSUs. The number of stock options and RSUs granted shall be determined using the Black-Scholes valuation method.

Stock options and restricted stock units (“RSUs”) are granted pursuant to the 2014 Equity Incentive Plan.

A director is reimbursed for any out-of-pocket expenses incurred in connection with attending board or committee meetings, as well as Canadian tax return preparation fees for non-Canadian directors.

Richard McBee who is the President and Chief Executive Officer of Mitel, does not receive annual service retainers or fees for serving as a director. Francis Shen and Anthony Shen did not stand for re-election at the Annual General Meeting held on May 14, 2015. Mr. F. Shen and Mr. A. Shen received retainer fees pro-rated for January 1, 2015 to May 14, 2015.

Options to acquire 57,567 common shares were exercised by directors during the year ended December 31, 2015.

RSUs to acquire 39,833 common shares vested for directors during the year ended December 31, 2015, including 2,500 RSUs each for Francis Shen and Anthony Shen, each of whom did not stand for re-election at the Annual General Meeting held on May 14, 2015.

The compensation committee has reviewed directors’ compensation for the year ended December 31, 2015 and following years.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its directors, nor has any director received any financial assistance from the Company or any subsidiary.

In accordance with our Insider Trading Policy, a director is not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds of the Company that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or director. The following table sets forth a summary of compensation earned during the year ended December 31, 2015 by our non-executive directors:

Name	Fees earned ($)	Share- based awards ($)	Option- based awards ($)	Non- Equity incentive plan awards ($)	Pension value ($)	All other compensation ($)	Total ($)
Benjamin H. Ball(1)	64,750	89,400	42,620	—	—	—	196,770
Peter D. Charbonneau	75,250	89,400	44,579	—	—	—	209,229
Andrew J. Kowal(1)	53,500	89,400	40,520	—	—	—	183,420
Terence H. Matthews	—	139,275	105,373	—	—	—	244,648
John P. McHugh	—	116,775	75,594	—	—	—	192,369
Sudhakar Ramakrishna(2)	24,500	67,050	206,850	—	—	—	298,400
Anthony P. Shen(3)	12,500	22,350	9,850	—	—	—	44,700
Francis N. Shen(3)	12,500	22,350	9,850	—	—	—	44,700
David M. Williams	72,250	89,400	40,719	—	—	—	202,369

(1)	RSUs and stock options granted in connection with Mr. Ball and Mr. Kowal acting as directors of the Company were granted to Francisco Partners Management, LLC of which Mr. Ball and Mr. Kowal are partners. Mr. Kowal resigned from the Board on September 9, 2015.
(2)	Mr. Ramakrishna was elected to the Board on May 14, 2015.
(3)	Mr. Anthony Shen and Mr. Francis Shen did not stand for re-election at the Annual General Meeting on May 14, 2015.

On March 31, 2015, the Board approved a new compensation plan for directors to be effective commencing in the first quarter of fiscal 2015. Non-employee directors will receive role-based fees paid quarterly as disclosed above. Changes from fiscal 2014 are as follows:

•	the fee for annual service on the Board has been increased from $40,000 to $50,000 per year;

•	the annual equity award grant has increased from 10,000 stock options to 10,000 stock options and 10,000 RSUs;

•	the initial equity grant for new directors has increased from 5,000 stock options to 45,000 stock options; and

•	whereas in previous years a director could elect to receive up to a maximum of $40,000 per annum in cash compensation with the balance of fees paid in the form of stock options, directors can now elect to receive their per annum fees in the form of all cash compensation, a mix of cash and equity-based compensation (stock options and RSUs), or all equity-based compensation (stock options and RSUs).

Equity-based grants to directors are split evenly in value between stock options and RSUs, using the Black-Scholes valuation methodology.

NASDAQ Corporate Governance Rules

NASDAQ Rule 5615(a)(3) permits a foreign private issuer to follow its home country practice in lieu of certain requirements of the Rule 5600 Series. However, a foreign private issuer that follows a home country practice in lieu of one or more provisions of the NASDAQ listing rules is required to disclose in its annual reports filed with the SEC each such requirement that it does not follow and describe the home country practice followed by the issuer in lieu of those requirements.

We do not follow Rule 5620(c), but instead follow our home country practice. The NASDAQ minimum quorum requirement under Rule 5620(c) for a meeting of shareholders is 33.33% of the outstanding common shares. In addition, Rule 5620(c) requires that an issuer listed on NASDAQ state its quorum requirement in its bylaws. Our by-laws provide that a quorum of shareholders is present at a meeting of our shareholders if the holders of at least 25% of the shares entitled to vote at the meeting are present in person or represented by proxy, provided that a quorum shall be not less than two persons. The foregoing is consistent with the laws, customs, and practices in Canada.

NASDAQ Rule 5635(d) generally requires shareholder approval for transactions, other than “public offerings,” involving the sale, issuance or potential issuance by an issuer of common stock at a price less than the greater of book or market value, which, together with sales by officers, directors or substantial shareholders of the issuer, equals 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance. In connection with the acquisition of Mavenir in April 2015, we did not obtain shareholder approval despite the issuance of over 20% of the then outstanding common shares of the Company. Mitel determined to follow its home country rule, which, pursuant to Section 611(c) of the TSX Company Manual, permits the Company to issue up to 25% of its common shares outstanding prior to the Mavenir acquisition for less than the greater of book or market value of the common shares without first obtaining a shareholder vote.

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

The compensation committee retained Radford in 2014 to provide survey data and other benchmark information related to trends and competitive practices for the director and executive compensation packages. In keeping with compensation industry practices, the 2014 data was aged 3% to adjust for market movement for 2015. The market used to benchmark director and executive compensation included companies who operate in a similar industry segment to us. The comparable companies used to benchmark our executive compensation included ADTRAN, Inc., Aruba Networks, Inc., CAE Inc., Ciena Corporation, Comtech Telecommunications Corp., Constellation Software, Inc., Finisar Corporation, Infinera Corporation, JDS Uniphase Corporation, MacDonald, Dettwiler and Associates Ltd., Netgear, Inc., NeuStar, Inc., Plantronics, Inc., Polycom, Inc., Riverbed Technology, Inc., Super Micro Computer Inc. and ViaSat Inc. Our compensation committee set our executive officers’ total overall cash compensation at a level that was at or near the 75th percentile of the cash compensation paid to executives with similar roles at comparable companies. Equity compensation was also targeted at the 75th percentile of comparable companies.

Our compensation committee applies the following criteria in determining or reviewing recommendations for compensation for executive officers in order to ensure an objective assessment of our executives’ compensation:

Base Salaries. Individual salaries are determined by each executive officer’s experience, expertise, performance and expected contributions to the Company. Our compensation committee uses industry studies and comparables for reference purposes to assist in setting a range of base salaries for positions, however, these studies and comparables are only one factor that is reviewed in determining base salary for each executive officer position.

Annual or Short-Term Incentive Plans. We utilize cash bonuses to reward the achievement of corporate objectives and to recognize individual performance. The amount of annual performance incentive or “at risk” component of an executive officer’s compensation increases with the level of responsibility and impact that the executive officer has had and can have on our overall performance. Our Chief Executive Officer provides the compensation committee with an assessment of each executive officer’s performance annually.

For the year ended December 31, 2015, the named executive officers, or NEOs, consisted of: Richard D. McBee, President and Chief Executive Officer; Steven E. Spooner, Chief Financial Officer; Pardeep Kohli, President Mitel Mobile Division; Graham G. Bevington, Executive Vice President and Chief Sales Officer; and Ronald G. Wellard, Chief Products and Solutions Officer. Effective April 8, 2016, Mr. Kohli’s employment with Mitel terminated without cause and he received a severance payment in accordance with the terms of his employment contract, which has been filed as exhibit 10.1 to this Report. On April 15, 2016, it was determined that Mr. Wellard will be leaving Mitel effective April 30, 2016 and he will receive a severance payment in accordance with the terms of his employment agreement relating to termination without cause.

The annual performance incentive targets for the year ended December 31, 2015 for our executive officers ranged between 60% and 125% of base salary. The financial objective for Mr. McBee, Mr. Spooner and Mr. Wellard consists of Adjusted EBITDA for the Company. The financial objectives for Mr. Bevington include annual revenue and contribution margin for his region. The financial objectives for Mr. Kohli include annual revenue, gross margin and operating profit of his division. The targets for the financial objectives were established by our compensation committee and approved by the board of directors.

Our board and the compensation committee assess the risks associated with the structuring of our NEO’s respective compensation arrangements to ensure that none of the arrangements encourages a particular NEO or group of NEOs to take undue risk on behalf of the Company in order to maximize their respective compensation. The various elements of our NEO compensation packages are given appropriate weighting to ensure that there is commonality across our NEOs’ compensation arrangements while structuring incentive arrangements for particular NEOs within their respective spheres of influence, whether based on the performance of the Company as a whole or the performance of the region for which the NEO has responsibility.

Long-Term Incentive Plans. Our compensation committee believes that equity-based long-term incentive compensation is a fundamental component of our executives’ compensation programs. Grants of options and RSUs under our equity incentive plans assist us in retaining employees and attracting critical key talent by providing individuals with an opportunity for capital investment in the Company. In addition, the granting of equity-based compensation, in the form of stock options, or RSUs (or a mix of both), ensures that the interests of our executive officers are aligned with those of our shareholders. Equity-based compensation is granted primarily to the extent of the individual’s responsibility and performance and are also granted to attract new executive officers and to recognize job promotions.

Our Chief Executive Officer recommends to our compensation committee, for the NEOs other than himself, levels of equity-based compensation awards, including stock options and RSUs, based on skills, responsibilities and performance. Previous grants of stock options and/or RSUs are also taken into consideration. Our compensation committee approves grants of stock options and/or RSUs if it is satisfied after discussion and analysis of the material provided to them.

During the year ended December 31, 2015, there were 497,600 stock options granted to the NEOs at a strike price of $9.70 per share and RSUs awarded for 666,750 common shares. During the year ended December 31, 2015, there were 1,105,812 stock options exercised by the NEOs, at strike prices ranging from $0.43 to $5.73 per share and 43,250 RSUs vested at a fair market value price of $10.17.

There are no loans or other indebtedness outstanding from the Company or any subsidiary to any of its executive officers nor has any executive officer received any financial assistance from the Company or any subsidiary.

It is a Company policy that a NEO is not permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds of the Company that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO. The following table sets forth a summary of compensation paid during the year ended December 31, 2015 (“2015”), December 31, 2014 (“2014”) and during the transition period from May 1, 2013 to December 31, 2013 (“T2013”) to our NEOs:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Non-equity annual incentive plan ($)	Option- based Awards ($)	Share- based Awards ($)	Pension Value ($)(2)	All Other Compensation ($)	Total ($)
Richard D. McBee	2015	762,019	654,900	1,122,500	2,262,525	7,950	18,000	4,827,894
President and Chief Executive Officer (2, 3)	2014	696,154	1,513,008	1,172,500	1,166,694	2,856	18,000	4,569,212
	T2013	440,000	813,600	131,250	—	—	12,000	1,396,850

Steven E. Spooner	2015	419,016	218,782	444,510	905,010	16,940	9,472	2,013,730
Chief Financial Officer (1, 2, 4)	2014	412,805	481,593	351,750	349,806	9,848	22,793	1,628,595
	T2013	281,258	286,650	1,147,500	—	2,813	7,706	1,725,927

Pardeep Kohli	2015	300,000	152,847	—	1,788,000	—	—	2,240,847
President, Mitel Mobile Division (5)	2014	—	—	—	—	—	—	—
	T2013	—	—	—	—	—	—	—

Graham G. Bevington	2015	356,994	115,520	333,607	679,970	18,288	80,304	1,584,683
Executive Vice President and Chief Sales Officer (1, 2, 6)	2014	291,696	221,530	186,700	116,265	27,173	100,196	943,560
	T2013	160,668	129,202	52,500	—	16,978	14,064	373,412

Ronald G. Wellard	2015	325,039	155,061	333,607	679,970	3,362	6,315	1,503,354
Chief Products and Solutions Officer (1, 2, 7)	2014	322,410	331,957	117,250	116,265	3,338	15,598	906,818
	T2013	213,833	139,640	70,000	—	2,138	6,622	432,233

(1)	Compensation to Mr. Spooner and Mr. Wellard is paid in Canadian dollars, but converted to U.S. dollars at the average rate for the relevant period. The Canadian dollar salaries for 2015, 2014 and T2013 are as follows: Mr. Spooner (2015— C$530,837, 2014—C$453,143 and T2013—C$292,000), and Mr. Wellard (2015—C$411,780, 2014—C$353,915 and T2013—C$222,000).

Compensation to Mr. Bevington from January 1, 2015 to July 3 2015 was paid in British pounds sterling but converted to U.S. dollars at the average rate for the relevant period. The British pounds sterling salary for 2015, 2014 and T2013 for Mr. Bevington is as follows: 2015— £115,369, 2014—£176,300 and T2013—£102,667. Compensation for July 4, 2015 to December 31, 2015 was paid in U.S. dollars.
(2)	Pension value for all NEOs consists of contributions to defined contribution plans. Pension value for Mr. Bevington consists of contributions under a defined benefit plan up to November 2012, and contributions to a defined contribution plan thereafter.
(3)	Mr. McBee did not receive compensation in his role as a director. All Other Compensation for Mr. McBee is in respect of a car allowance.
(4)	All Other Compensation for Mr. Spooner is in respect of a car allowance.
(5)	Mr. Kohli joined the Company on April 29, 2015, in connection with the acquisition of Mavenir. As a result, all compensation for Mr. Kohli has been pro-rated in order to take into account the date on which he joined the Company. Effective April 8, 2016, Mr. Kohli’s employment with Mitel terminated without cause and he received a severance payment in accordance with the terms of his employment contract, which has been filed as exhibit 10.1 to this Report.
(6)	All Other Compensation for Mr. Bevington is primarily in respect of relocation and a car allowance.
(7)	All Other Compensation for Mr. Wellard is primarily in respect of a car allowance. On April 15, 2016, it was determined that Mr. Wellard will be leaving Mitel effective April 30, 2016.

Options Outstanding

The following table sets forth information regarding options for the purchase of common shares outstanding as of December 31, 2015 to our directors and NEOs. The closing price of our common shares on the NASDAQ December 31, 2015 was $7.69 per share.

Name	Number of securities underlying unexercised options(1)	Vested Options	Unvested Options	Option Exercise Price	Option Expiration Date	Value of unexercised in- the-money options	Number of shares or units of shares that have not vested	Market or payout value of share-based awards that have not vested
Terence H. Matthews	18,038	18,038	—	$3.06	6-Dec-19	$83,516	—	$—
Chairman	18,313	18,313	—	$3.94	7-Mar-20	$68,674	—	$—
	18,313	18,313	—	$3.80	1-Jul-20	$71,238	—	$—
	16,190	16,190	—	$4.64	5-Sep-20	$49,380	—	$—
	10,146	10,146	—	$9.58	12-Dec-20	$—	—	$—
	9,329	9,329	—	$8.79	5-Feb-21	$—	—	$—
	9,281	9,281	—	$10.83	20-May-21	$—	—	$—
	9,281	9,281	—	$9.96	14-Aug-21	$—	—	$—

	9,816	9,816	—	$9.96	13-Nov-21	$—	—	$—
	3,585	3,585	—	$9.70	5-Mar-22	$—	—	$—
	10,000	10,000	—	$8.94	14-May-22	$—	—	$—
	4,220	4,220	—	$8.94	14-May-22	$—	—	$—
	4,542	4,542	—	$8.30	12-Aug-22	$—	—	$—
	4,307	4,307	—	$8.75	11-Nov-22	$—	—	$—
Peter C. Charbonneau	32,668	32,668	—	$6.50	16-Sep-17	$38,875	—	$—
Lead Director	20,441	20,441	—	$4.00	7-Jul-18	$75,427	—	$—
	10,083	10,083	—	$3.29	7-Sep-18	$44,365	—	$—
	8,756	8,756	—	$3.05	23-Dec-18	$40,628	—	$—
	8,756	8,756	—	$3.44	7-Mar-19	$37,213	—	$—
	10,550	10,550	—	$4.22	26-Jun-19	$36,609	—	$—
	10,544	10,544	—	$2.61	6-Sep-19	$53,564	—	$—
	10,819	10,819	—	$3.06	6-Dec-19	$50,092	—	$—
	10,338	10,338	—	$3.94	7-Mar-20	$38,768	—	$—
	10,338	10,338	—	$3.80	1-Jul-20	$40,215	—	$—
	6,782	6,782	—	$4.64	5-Sep-20	$20,685	—	$—
	4,960	4,960	—	$9.58	12-Dec-20	$—	—	$—
	4,778	4,778	—	$8.79	5-Feb-21	$—	—	$—
	4,682	4,682	—	$10.83	20-May-21	$—	—	$—
	4,682	4,682	—	$9.96	14-Aug-21	$—	—	$—
	4,854	4,854	—	$9.96	13-Nov-21	$—	—	$—
	1,154	1,154	—	$9.70	5-Mar-22	$—	—	$—
	10,000	10,000	—	$8.94	14-May-22	$—	—	$—
Benjamin H. Ball /	62,200	62,200	—	$6.50	16-Sep-17	$74,018	—	$—
Andrew J. Kowal,	28,336	28,336	—	$4.00	7-Jul-18	$104,560	—	$—
FBO Francisco Partners	21,250	21,250	—	$3.29	7-Sep-18	$93,500	—	$—
Directors (2)	18,819	18,819	—	$3.05	23-Dec-18	$87,320	—	$—
	18,131	18,131	—	$3.44	7-Mar-19	$77,057	—	$—
	22,343	22,343	—	$4.22	26-Jun-19	$77,530	—	$—
	21,569	21,569	—	$2.61	6-Sep-19	$109,571	—	$—
	20,194	20,194	—	$3.06	6-Dec-19	$93,498	—	$—
	20,263	20,263	—	$3.94	7-Mar-20	$75,986	—	$—
	20,263	20,263	—	$3.80	1-Jul-20	$78,823	—	$—
	8,588	8,588	—	$4.64	5-Sep-20	$26,193	—	$—
	7,061	7,061	—	$9.58	12-Dec-20	$—	—	$—
	6,909	6,909	—	$8.79	5-Feb-21	$—	—	$—
	6,828	6,828	—	$10.83	20-May-21	$—	—	$—
	6,828	6,828	—	$9.96	14-Aug-21	$—	—	$—
	6,972	6,972	—	$9.96	13-Nov-21	$—	—	$—
	966	966	—	$9.70	5-Mar-22	$—	—	$—
	10,000	10,000	—	$8.94	14-May-22	$—	—	$—
	10,000	10,000	—	$8.94	14-May-22	$—	—	$—
David M. Williams	9,721	9,721	—	$10.83	20-May-21	$—	—	$—
Director	4,595	4,595	—	$9.96	14-Aug-21	$—	—	$—
	4,850	4,850	—	$9.96	13-Nov-21	$—	—	$—
	294	294	—	$9.70	5-Mar-22	$—	—	$—
	10,000	10,000	—	$8.94	14-May-22	$—	—	$—

Sudhakar Ramakrishna	7,500		7,500	—	$8.94	14-May-22	$—	—	$—
Director	45,000		—	45,000	$8.94	14-May-22	$—	45,000	$—
John P. McHugh	9,238		9,238	—	$3.05	23-Dec-18	$42,864	—	$—
Director	10,200		10,200	—	$3.44	7-Mar-19	$43,350	—	$—
	11,008		11,008	—	$4.22	26-Jun-19	$38,198	—	$—
	12,675		12,675	—	$2.61	6-Sep-19	$64,389	—	$—
	11,713		11,713	—	$3.06	6-Dec-19	$54,231	—	$—
	10,475		10,475	—	$3.94	7-Mar-20	$39,281	—	$—
	10,475		10,475	—	$3.80	1-Jul-20	$40,748	—	$—
	9,213		9,213	—	$4.64	5-Sep-20	$28,100	—	$—
	6,356		6,356	—	$9.58	12-Dec-20	$—	—	$—
	6,071		6,071	—	$8.79	5-Feb-21	$—	—	$—
	6,215		6,215	—	$10.83	20-May-21	$—	—	$—
	6,215		6,215	—	$9.96	14-Aug-21	$—	—	$—
	6,508		6,508	—	$9.96	13-Nov-21	$—	—	$—
	1,964		1,964	—	$9.70	5-Mar-22	$—	—	$—
	10,000		10,000	—	$8.94	14-May-22	$—	—	$—
	2,316		2,316	—	$8.94	14-May-22	$—	—	$—
	2,493		2,493	—	$8.30	12-Aug-22	$—	—	$—
	2,364		2,364	—	$8.75	11-Nov-22	$—	—	$—
Richard D. McBee	500,000	(3)	—	500,000	$5.16	16-Jan-16	$—	500,000	$1,265,000
President and Chief Executive Officer	892,575		892,575	—	$5.16	19-Jan-18	$2,258,215	—	$—
	515,175	(4)	515,175	—	$5.16	19-Jan-18	$1,303,393	—	$—
	56,250		43,750	12,500	$4.22	26-Jun-19	$151,813	12,500	$43,375
	61,000		32,875	28,125	$3.80	1-Jul-20	$127,884	28,125	$109,406
	250,000		109,375	140,625	$10.11	3-Apr-21	$—	140,625	$—
	250,000		46,875	203,125	$9.70	5-Mar-22	$—	203,125	$—
Steven E. Spooner	25,000		25,000	—	$8.79	15-Jul-17	$—	—	$—
Chief Financial Officer	18,750		6,250	12,500	$4.22	26-Jun-19	$21,688	12,500	$43,375
	21,875		3,125	18,750	$3.80	1-Jul-20	$12,156	18,750	$72,938
	200,000		—	200,000	$5.73	9-Oct-20	$—	200,000	$392,000
	75,000		32,812	42,188	$10.11	3-Apr-21	$—	42,188	$—
	99,000		18,562	80,438	$9.70	5-Mar-22	$—	80,438	$—
Pardeep Kohli,	99,233		3,544	95,689	$5.46	6-Nov-23	$221,290	95,689	$213,386
President, Mitel Mobile Division	38,968		291	38,677	$5.46	6-Nov-23	$86,899	38,677	$86,250
	91,182		3,908	87,274	$5.46	6-Nov-23	$203,336	87,274	$194,621
	10,125		—	10,125	$9.87	19-Mar-24	$—	10,125	$—
	218,873		100,186	118,687	$9.87	19-Mar-24	$—	118,687	$—
Graham G. Bevington	30,000		30,000	—	$8.79	15-Jul-17	$—	—	$—
Executive Vice President, Chief Sales Officer	9,375		9,375	—	$4.00	7-Jul-18	$34,594	—	$—
	30,000		26,250	3,750	$4.22	26-Jun-19	$91,088	3,750	$13,013

	30,000	18,750	11,250	$3.80	1-Jul-20	$72,938	11,250	$43,763
	25,000	10,937	14,063	$10.11	3-Apr-21	$—	14,063	$—
	15,000	4,687	10,313	$9.96	14-Aug-21	$—	10,313	$—
	74,300	13,931	60,369	$9.70	5-Mar-22	$—	60,369	$—
Ronald G. Wellard	30,000	30,000	—	$8.79	15-Jul-17	$—	—	$—
Chief Products and Solutions Officer	79,166	79,166	—	$4.00	7-Jul-18	$292,123	—	$—
	65,000	56,875	8,125	$4.22	26-Jun-19	$197,356	8,125	$28,194
	32,500	25,000	7,500	$3.80	1-Jul-20	$97,250	7,500	$29,175
	25,000	10,937	14,063	$10.11	3-Apr-21	$—	14,063	$—
	74,300	13,931	60,369	$9.70	5-Mar-22	$—	60,369	$—

(1)	Stock option awards were granted pursuant to the 2006 Equity Incentive Plan, the 2014 Equity Incentive Plan, or the 2005 Stock Plan or 2013 Equity Incentive Plan, which were adopted by us in connection with our acquisition of Mavenir in April 2015. In the case of Mr. McBee, options were granted as an inducement (as described in note 4 below); all of these stock options have not been exercised to date.
(2)	Stock option grants to Mr. Ball and Mr. Kowal in lieu of director fees were granted directly to Francisco Partners Management, LLC, of which Mr. Ball and Mr. Kowal are partners. Mr. Kowal resigned from the Board of September 9, 2015.
(3)	Represents performance-based stock options granted under the 2006 Equity Incentive Plan. The stock options vest as follows: 25% of the options vest on the trigger date and the remainder vest monthly over an 18-month period following the trigger date. The trigger date is defined as the date that is one month following the month in which the five-day average trading price of the common shares on The NASDAQ Global Market is equal to or greater than $16.80 per share. All unexercised options expire on the earlier of 24 months after the trigger date or five years from the date of grant. These performance-based options expired on January 16, 2016.
(4)	515,175 of the stock options granted to Mr. McBee as a component of his employment compensation, have been granted as an inducement, material to his entering into employment with us in 2011. These inducement options will vest on the same vesting schedule as regular options granted under the 2006 Equity Incentive Plan. These options are outside of the pool of stock options available for grant under the 2006 Equity Incentive Plan, the 2014 Equity Incentive Plan and all other security-based compensation arrangements of the Company, and were granted in accordance with the NASDAQ rules permitting inducement option grants to the Chief Executive Officer in certain circumstances.

Restricted Stock Units Outstanding for Named Executive Officers and Directors

The following table sets forth information regarding RSUs for common shares granted as of December 31, 2015 to our directors and NEOs. The closing price of the common shares on the NASDAQ on December 31, 2015 was $7.69 per share.

Name	Number of securities underlying unexercised restricted stock units(1)	Number of shares or units of shares that have not vested	Market or payout value of share- based awards that have not vested
Richard D. McBee	319,800	319,800	$2,459,262
President and Chief Executive Officer
Steven E. Spooner	119,250	119,250	$917,033
Chief Financial Officer
Pardeep Kohli	200,000	200,000	$1,538,000
President, Mitel Mobile Division
Graham G. Bevington	78,725	78,725	$605,395
Executive Vice President and Chief Sales Officer
Ronald G. Wellard	78,725	78,725	$605,395
Chief Products and Solutions Officer
Benjamin H. Ball / Andrew J. Kowal,	20,000	20,000	$153,800

Name	Number of securities underlying unexercised restricted stock units(1)	Number of shares or units of shares that have not vested	Market or payout value of share- based awards that have not vested
FBO Francisco Partners (1) Directors (1)
Terence H. Matthews (2)(1)	11,900	10,000	$91,511
Director (1)
John P. McHugh (2)	11,043	10,000	$84,921
Director
Sudhakar Ramakrishna	7,500	7,500	$57,675
Director
Peter D. Charbonneau	10,000	10,000	$76,900
Director
David M. Williams	10,000	10,000	$76,900
Director

(1)	Stock option grants to Mr. Ball and Mr. Kowal in lieu of directors fees were granted directly to Francisco Partners Management, LLC, of which Mr. Ball and Mr. Kowal are partners. Mr. Kowal resigned from the Board on September 9, 2015.
(2)	1,900 restrictive stock units and 1,043 restrictive stock units have not been distributed to Mr. Matthews and Mr. McHugh, respectively, due to a current trading blackout period.

Incentive Plan Awards – Value Vested or Earned During the Year

The following table lists, with respect to each of our NEOs and directors, the value of all option-based and share-based awards that have vested, and all non-equity incentive plan compensation earned, during the year ended December 31, 2015.

Name	Option-based awards - Value vested during the Year ended December 31, 2015 ($)(1)(2)	Share- based awards - Value vested during the Year ended December 31, 2015 ($)	Non- equity incentive plan compensation - Value earned during the Year ended December 31, 2015 ($)(3)
Richard D. McBee	2,293,934	293,405	654,900
Steven E. Spooner	1,741,829	87,971	218,782
Pardeep Kohli	1,633,847	—	152,847
Graham G. Bevington	426,352	29,239	115,520
Ronald G. Wellard	581,939	29,239	155,061
Benjamin H. Ball / Andrew J. Kowal, FBO Francisco Partners (4)	163,171	—	—
Peter D. Charbonneau	88,094	—	—
Terence H. Matthews	224,787	49,770	—
John P. McHugh	158,033	27,316	—
Sudhakar Ramakrishna	57,675	—	—
Anthony P. Shen (5)	19,225	19,263	—
Francis N. Shen	19,225	19,263	—
David M. Williams	79,752	—	—

(1)	Represents the total value of options that vested during the year ended December 31, 2015. The values were calculated using the closing price of our common shares on the NASDAQ on the date the options vested (or if the option vested on a non-trading day, the next trading day).

(2)	Stock options granted to Board members vested immediately upon grant where equity is elected in lieu of cash while Annual Awards cliff vest at the end of the fiscal year in which they are granted.
(3)	Represents the total value of annual cash incentive awards for the year ended December 31, 2015. These amounts are also reported in the Summary Compensation Table.
(4)	Stock option grants to Mr. Ball and Mr. Kowal in lieu of director fees were granted directly to Francisco Partners Management, LLC, of which Mr. Ball and Mr. Kowal are partners. Mr. Kowal resigned from the Board on September 9, 2015.
(5)	Mr. A. Shen held the position of Chief Operating Officer until January 31, 2015 and was paid in accordance with the compensation terms of his consulting services agreement.

Equity Incentive and Other Compensation Plans

2005 Stock Plan

On April 29, 2015, the Company adopted the 2005 Stock Plan in connection with the acquisition of Mavenir.

The 2005 Stock Plan provided flexibility and choice in the types of equity compensation awards, including options, deferred share units, RSUs, performance share units and other share-based awards. Various vesting schedules were granted under the plan and were determined at the time of the original grant date. The 2005 Stock Plan provides that in no event may an option remain exercisable beyond the tenth anniversary of the date of grant.

As of April 15, 2016, options to acquire 158,413 common shares of Mitel and no RSUs were outstanding under the 2005 Stock Plan. In connection with the acquisition of Mavenir and as of the year ended December 31, 2015, the Company replaced all Mavenir options that had been previously granted under the 2005 Stock Plan with 235,577 options to acquire Mitel shares. As of the year ended December 31, 2015, 103,574 options and no RSUs had vested under the 2005 Stock Plan. Common shares subject to outstanding awards under the 2005 Stock Plan which lapse, expire, terminate or are forfeited will no longer become available for grant under the 2005 Stock Plan. All new option grants and restricted stock unit issuances will be made under Mitel’s 2014 Equity Incentive Plan (described below).

2006 Equity Incentive Plan

The Company adopted an equity incentive plan on September 7, 2006, or the 2006 Equity Incentive Plan.

The 2006 Equity Incentive Plan was established to assist in attracting, retaining and motivating employees, directors, officers and consultants through performance related incentives. The 2006 Equity Incentive Plan provided flexibility and choice in the types of equity compensation awards, including options, deferred share units, RSUs, performance share units and other share-based awards. Prior to March 5, 2010, the 2006 Equity Incentive Plan provided that, unless otherwise determined by our compensation committee, one-quarter of the common shares that an option holder is entitled to purchase become eligible for purchase on each of the first, second, third and fourth anniversaries of the date of grant, and that options expire on the fifth anniversary of the date of grant. The 2006 Equity Incentive Plan was amended on March 5, 2010 such that, unless otherwise determined by our compensation committee, any options granted after that date will vest as to one-sixteenth of the common shares that an option holder is entitled to purchase on the date which is three months after the date of grant and on each subsequent quarter, and that options expire on the seventh anniversary of the date of grant. The 2006 Equity Incentive Plan provides that in no event may an option remain exercisable beyond the tenth anniversary of the date of grant.

As of April 15, 2016, options to acquire 4,558,618 common shares and 146,075 RSUs were granted and outstanding under the 2006 Equity Incentive Plan. During the year ended December 31, 2015, 906,277 options vested and 73,350 RSUs vested under the 2006 Equity Incentive Plan. Shares subject to outstanding awards under the 2006 Equity Incentive Plan which lapse, expire or are forfeited or terminated will no longer become available for grants under this plan. Instead, after May 8, 2014, all new equity grants must be made under the 2014 Equity Incentive Plan (described below), which became effective on May 8, 2014.

2013 Equity Incentive Plan

On April 29, 2015, the Company adopted the 2013 Equity Incentive Plan, in connection with the acquisition of Mavenir.

The 2013 Equity Incentive Plan provided flexibility and choice in the types of equity compensation awards, including options, deferred share units, RSUs, performance share units and other share-based awards. Various vesting schedules were granted under the plan and were determined at the time of the original grant date. The 2013 Equity Incentive Plan provides that in no event may an option remain exercisable beyond the tenth anniversary of the date of grant.

As of April 15, 2016, options to acquire 1,395,853 common shares of Mitel and no RSUs were outstanding under the 2013 Equity Incentive Plan. In connection with the acquisition of Mavenir and as of the year ended December 31, 2015, the Company replaced all Mavenir options that had been previously granted under the 2013 Equity Incentive Plan with 2,269,250 options to acquire Mitel shares. As of the year ended December 31, 2015, 772,716 options and no restricted stock units had vested under the 2013 Equity Incentive Plan. Common shares subject to outstanding awards under the 2013 Equity Incentive Plan which lapse, expire, terminate or are forfeited will no longer become available for grants under the 2013 Equity Incentive Plan. All new equity grants will be made under the 2014 Equity Incentive Plan (described below).

2014 Equity Incentive Plan

The Company adopted the 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”) on May 8, 2014. The 2014 Equity Incentive Plan provides that the Compensation Committee is authorized to determine the individuals to whom equity awards will be granted, the number of common shares subject to equity grants and other terms and conditions of equity grants. Other than the number of shares available for grant under the 2014 Equity Incentive Plan and the term of the 2014 Equity Incentive Plan, the 2014 Equity Incentive Plan is substantially similar to the 2006 Equity Incentive Plan. In particular, the 2006 Equity Incentive Plan contained an “evergreen” provision in which the number of Common shares authorized for issuance under the 2006 Equity Incentive Plan increased by 3% on each of March 5, 2011, 2012 and 2013. In contrast, the number of common shares authorized for issuance under the 2014 Equity Incentive Plan is fixed at 8,900,000 common shares.

As of April 15, 2016, options to acquire 2,507,696 common shares and 3,210,868 restricted stock unit awards were granted and outstanding under the 2014 Equity Incentive Plan. During the year ended December 31, 2015, we granted options to acquire 1,612,190 common shares and 2,171,851 RSUs under the 2014 Equity Incentive Plan. During the year ended December 31, 2015, 337,497 options and 100,371 RSUs vested under the 2014 Equity Incentive Plan.

Total Equity Awards Outstanding

As of April 15, 2016, options to acquire 8,620,580 common shares and 3,392,943 RSUs under the 2005 Stock Plan, the 2006 Equity Incentive Plan, the 2013 Equity Incentive Plan and the 2014 Equity Incentive Plan and 515,175 inducement options granted to Mr. McBee were issued and outstanding, representing approximately 9.9% of our outstanding common shares on April 15, 2016.

Pension and Retirement Plans

We maintain defined contribution pension plans that cover a number of our employees. We contribute to defined contribution pension plans based on a percentage, as specified in each plan, of participating employees’ pensionable earnings.

The following table sets forth, for each NEO, information regarding defined contribution pension amounts credited to or earned by the NEO during or as at the end of the year ended December 31, 2015.

Defined Contribution Plan Table

Name	Accumulated value at start of year $	Compensatory $	Non- compensatory (1) $	Accumulated value at year end $
Richard D. McBee	2,586	7,950	(574)	9,962
Steven E. Spooner	99,713	16,940	(17,655)	98,998
Pardeep Kohli	—	—	—	—
Graham G. Bevington	157,474	18,288	14,140	189,902
Ronald G. Wellard	48,969	3,362	(6,959)	45,372

(1)	Includes the effect of plan market value and foreign exchange, where applicable.

There were no material accrued obligations at the end of the year ended December 31, 2015 pursuant to our defined contribution pension plans.

We currently maintain a defined benefit pension plan for certain of our past and present employees in the United Kingdom. The plan was closed to new employees in June 2001. The plan was closed to new service in November 2012. The defined benefit plan provides pension benefits based on length of service up to November 2012 and final average earnings. The pension costs are actuarially determined using the projected benefits method pro-rated on services and management’s best estimate of the effect of future events. Pension plan assets are valued at fair value. As of December 31, 2015, the $248.0 million projected benefit obligation exceeded the fair value of the defined benefit plan assets of $168.4 million, resulting in a pension liability of $79.6 million. See “Risk Factors” – “Risks Relating to our Business” – “We are exposed to risks inherent in our defined benefit pension plans” in our Annual Report filed on February 29, 2016.

Defined Benefits Plan Table

Name	Number of years credited service	Annual benefits payable		Accrued obligation at start of fiscal year $	Compensatory change $	Non- compensatory change (1) $	Accrued obligation at fiscal year end $
		At year end $	At age 65 $
Graham G. Bevington	13 years	37,792	37,792	851,047	—	(37,383)	813,664

(1)	Includes the effect of foreign exchange.

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

Employment Arrangements

Richard D. McBee. Rich McBee is employed as our President and Chief Executive Officer. Effective as of January 13, 2011, we executed an Employment Agreement with Mr. McBee. Mr. McBee is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement. If Mr. McBee’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. McBee’s employment without cause or Mr. McBee ends his employment relationship with us, in either case, he will receive a severance payment totaling 24 months’ salary and bonus compensation (paid over a 24-month period), plus benefit continuation. All unvested options shall continue to vest over a 12 month period in the event of termination without cause and 24 months in the event of a change of control. For the year ended December 31, 2015, Mr. McBee received a base salary of $762,019, equity awards, a monthly car allowance of $1,500 which includes fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. McBee was also entitled to receive an annual targeted bonus payment of 125% of base salary, dependent upon the achievement of business goals and subject to the approval of the compensation committee of our board of directors. Mr. McBee’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Steven E. Spooner. Steve Spooner is employed as our Chief Financial Officer, reporting to our President and Chief Executive Officer. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Spooner under which he is employed for an indefinite term, subject to termination in accordance with its terms. If Mr. Spooner’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Spooner’s employment without cause or Mr. Spooner ends his employment relationship with us, in either case, he will receive a severance payment totaling 18 months’ salary and bonus compensation (paid over an 18-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Spooner is entitled to a lump sum payment of one year’s total salary plus bonus and, in addition, accelerated vesting of 25% of any remaining unvested options. For the Year ended December 31, 2015, Mr. Spooner received a base salary of C$530,837, equity awards, a monthly car allowance of C$1,000 which includes fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Spooner is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Spooner’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Pardeep Kohli. During the period ended December 31, 2015 Pardeep Kohli was employed as our President of the Mitel Mobile Division, reporting to our President and Chief Executive Officer. Mr. Kohli was employed effective April 29, 2015, in connection with Mitel’s acquisition of Mavenir, for an indefinite term, subject to termination in accordance with the terms of his employment agreement, as amended. A copy of Mr. Kohli’s employment agreement, which was in place at the time of the acquisition and which was subsequently assumed by Mitel following the acquisition, is filed as exhibit 10.1 to this Report. Effective April 8, 2016, Mr. Kohli’s employment with the Company terminated without cause and he received a severance payment in accordance with the terms of his employment agreement, which provides for 12 months’ salary compensation (paid over a 12-month period) and continued vesting of options for the same period. Mr. Kohli will continue to receive benefits for the period covered by his severance payment. For the year ended December 31, 2015, Mr. Kohli received a base salary of $300,000 and equity awards. Mr. Kohli was also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Kohli’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property, which will remain effective for a period of time as specified in that agreement.

Graham G. Bevington. Graham Bevington is employed as our Executive Vice President and Chief Sales Officer, reporting to our President and Chief Executive Officer. Mr. Bevington is employed for an indefinite term, subject to termination in accordance with the terms of his employment letter agreement, as amended. If Mr. Bevington is terminated without cause, he will receive a severance payment totaling a minimum of six months’ notice of termination. For the year ended December 31, 2015 during the period January 1 through June 30, Mr. Bevington received a base salary of £115,369, a monthly car allowance of £896, equity awards, fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. For the year ended December 31, 2015 and the period July 1 through December 31, Mr. Bevington received a base salary of $180,577, a monthly car allowance of $667 which includes fuel and maintenance, equity awards, and he participated in our standard employee benefit plans. Mr. Bevington is also entitled to receive an annual bonus payment related to his achievement of defined targets. Mr. Bevington’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property.

Ronald G. Wellard. Ron Wellard was employed as our Chief Products and Solutions Officer, reporting to our President and Chief Executive Officer. Effective as of March 12, 2010, we executed an Amended and Restated Employment Agreement with Mr. Wellard. Mr. Wellard is employed for an indefinite term, subject to termination in accordance with the terms of his employment agreement, as amended. If Mr. Wellard’s employment is terminated by us without cause, or if, in the event of a “change of control” (as such term is defined in his employment agreement) of the Company we either terminate Mr. Wellard’s employment without cause or Mr. Wellard ends his employment relationship with us for “Good Reason” (as such term is defined in his employment agreement), in either case within 12 months of such change of control, he will receive a severance payment totaling 12 months’ salary and bonus compensation (paid over a 12-month period), plus benefit continuation and, except in the event of a change of control, continued vesting of options for the same period. Upon death or disability, Mr. Wellard is entitled to a lump sum payment of one year’s total salary plus bonus and, in addition, accelerated vesting of 25% of any remaining unvested options. For the year ended December 31, 2015, Mr. Wellard received a base salary of C$411,780, equity awards, a monthly car allowance of C$667 which includes fuel and maintenance reimbursement for one vehicle and he participated in our standard employee benefit plans. Mr. Wellard is also entitled to receive an annual bonus payment in an amount determined by the compensation committee of our board of directors, in its sole discretion. Mr. Wellard’s employment agreement contains provisions addressing confidentiality, non-disclosure, non-competition and ownership of intellectual property. On April 15, 2016, it was determined that Mr. Wellard will be leaving Mitel effective April 30, 2016. Mr. Wellard will receive a severance payment in accordance with the terms of his employment agreement.

Potential Payments upon Termination or Change of Control

Information regarding payments to the NEOs in the event of a termination or a change in control are set forth in the table below. This table sets forth the estimated amount of payments each NEO would be entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on December 31, 2015 and using average exchange rates for the year ended December 31, 2015. The salary payments are calculated based on the salaries stated in the employment agreements of each NEO as of December 31, 2015. Amounts potentially payable under plans which are generally available to all salaried employees, such as health, life and disability insurance, are excluded from the table. Actual payments made at any future date may vary, including the amount the NEO would have accrued under the applicable benefit or compensation plan as well as the price of the common shares.

In the event of retirement, resignation or termination for cause, no salary, benefits or other compensation is payable to an NEO beyond the last effective date of employment and the NEO would only be entitled to exercise options that had already vested or would continue to vest in accordance with the terms of their employment agreement and consistent with the plan under which they were granted.

	Termination without Cause		Change of Control
Name	Salary and Bonus(1) (2)	Equity Vesting(5)	Salary and Bonus(1) (2)	Equity Vesting(6)
Richard D. McBee	$3,357,672	$3,939,380	$3,357,672	$4,005,054
Steven E. Spooner	$996,874	$346,156	$996,874	$604,594
Pardeep Kohli	$450,000	$622,501	$675,000	$2,025,784
Graham G. Bevington (3)	$472,514	$198,619	$472,514	$213,300
Ronald G. Wellard (4)	$476,222	$644,098	$476,222	$648,316

(1)	Please see Item 11 of Part III, “Executive Compensation”—“Compensation Discussion & Analysis”—“Summary Compensation Table” for the salary and bonus payments used in calculating payments on termination without cause or change of control.
(2)	In addition, upon termination without cause or a change of control resulting in termination, each NEO would be entitled to:

•	benefit continuation during the severance or notice periods, as applicable, or where not available, a cash payment in-lieu,

•	a payment equal to car allowance over the applicable period, as applicable, and

•	in respect of pension, an amount equal to the employer contribution over the applicable period.

In the event of a change of control without termination, each NEO would only be entitled to the indicated payments under “Change of Control”—“Equity Vesting”. No payments for salary or bonus would be payable.
(3)	Mr. Bevington is not subject to the terms and conditions of an executive employment agreement. Payments for salary and bonus are based on the terms of a letter agreement which specifies that each party must provide not less than six months’ notice of termination of employment, or such longer period as may be provided for pursuant to the Employment Protection (Consolidation) Act 1978.
(4)	On April 15, 2016, it was determined that Mr. Wellard will be leaving Mitel effective April 30, 2016. Mr. Wellard will receive a severance payment in accordance with the terms of his employment agreement relating to termination without cause.
(5)	The amounts related to stock options and other equity awards are based upon the fair market value of the common shares of $7.69 per share as reported on the NASDAQ on December 31, 2015, the last trading day of the Company’s year ended December 31, 2015.
(6)	Upon a change of control, all vested options are paid out at the change of control price. The amounts related to stock options and other equity awards are based upon a value of the common shares of $7.96 per share (change of control price), which is the highest per share price in the five trading days prior to December 31, 2015 as reported on the NASDAQ, as required by the plans under which the specific stock options or awards were granted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common shares as of April 15, 2016 and shows the number of shares and percentage of outstanding common shares owned by:

•	each person or entity who is known by us to own beneficially 5% or more of our common shares;

•	each member of our board of directors;

•	each of our NEOs; and

•	all members of our board of directors and our executive officers as a group.

Beneficial ownership is determined in accordance with United States Securities and Exchange Commission rules, which generally attribute beneficial ownership of securities to each person or entity who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as outstanding all shares that a person would receive upon exercise of stock options or warrants, or upon conversion of convertible securities held by that person that are exercisable or convertible within 60 days of the determination date. Shares issuable pursuant to exercisable or convertible securities are deemed to be outstanding for computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. The percentage of beneficial ownership for the following table is based on the number of common shares outstanding as of April 15, 2016, which is set forth on the cover page. To our knowledge, except as indicated in the footnotes to this table, we believe the persons named in the table have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner[1]	Number	%
Five Percent Shareholders:
Matthews Group (2)
Dr. Terence H. Matthews	178,159	0.1%
Kanata Research Park Corporation (formerly known as Wesley Clover Corporation)	7,623,600	6.3%

Total	7,801,759	6.4%

Francisco Partners Group (3)
Francisco Partners Management, LP	389,925	0.4%
Arsenal Holdco I S.a.r.l.	7,867,578	6.5%
Arsenal Holdco II S.a.r.l.	3,030,967	2.5%
Francisco Partners II (Cayman) LP	62,470	0.1%
Francisco Partners GP II (Cayman) LP	49,399	0.0%
Francisco Partners Parallel Fund II, LP	858	0.0%

Total	11,401,197	9.5%

NWQ Investment Management (4)	12,183,329	10.0%
Elliott Associates (5)	11,769,719	9.7%
Invesco Ltd. (6)	7,733,261	6.3%
Executive Officers and Directors:
Dr. Terence H. Matthews (2)	7,801,759	6.4%
Richard D. McBee	1,937,537	1.6%
Benjamin H. Ball (3)	11,401,197	9.4%
Peter D. Charbonneau (7)	222,795	0.2%
John P. McHugh	175,565	0.1%
Sudhakar Ramakrishna	30,000	0.0%
David M. Williams	169,460	0.1%
Steven E. Spooner (8)	302,377	0.2%
Pardeep Kohli (9)	7,549	0.0%
Graham G. Bevington	158,234	0.1%
Ronald G. Wellard (10)	265,195	0.2%

All directors and executive officers as a group (14 persons) (11)	22,471,668	18.3%

(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Mitel Networks Corporation, 350 Legget Drive, Ottawa, Ontario, Canada, K2K 2W7.
(2)	Includes stock options to acquire 152,958 common shares that are currently exercisable and 7,623,600 common shares owned by Kanata Research Park Corporation, or KRPC. Dr. Matthews has voting and investment power over the common shares owned by KRPC and therefore beneficially owns the common shares held by KRPC.
(3)

Includes 11,083,677 common shares and stock options to acquire 317,520 common shares that are exercisable. Benjamin Ball is a partner of Francisco Partners Management, LLC, has voting and investment power over the common shares owned by each of Francisco Partners, Arsenal Holdco I S.a.r.l., Arsenal Holdco II S.a.r.l., Francisco Partners GP II Management (Cayman) Limited and Francisco Partners GP III Management, LLC and therefore beneficially own the common shares held by each of these entities. The address for each of the Francisco Partners Group, Benjamin Ball and Andrew Kowal is c/o Francisco Partners Management, LLC One Letterman Drive, Building C—Suite 410, San Francisco, California, 94129.
(4)	The number of shares is based on Shareholder’s Schedule 13G/A filed with the SEC on February 12, 2016. The address for NWQ Investment Management is 2049 Century Park East, 16th Floor, Los Angeles, CA, 90067.
(5)	The number of shares is based on Shareholder’s Schedule 13D filed with the SEC on April 20, 2016. The address for Elliott Associates is 40 West 57th Street, 30th Floor, New York, NY 10019.
(6)	The number of shares is based on Shareholder’s Schedule 13G filed with the SEC on February 11, 2016. The address for Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta GA 30309.
(7)	Of this total, 2,019 common shares are registered to Peter Charbonneau Trust #2, a trust of which Mr. Charbonneau is the sole trustee, and 13,927 common shares are registered to Mr. Charbonneau’s wife, Joan Charbonneau, for which he disclaims beneficial ownership. Includes options to acquire 175,185 common shares from us at exercise prices ranging from $2.61 to $10.83 and 10,000 vested RSUs.
(8)	Of this total, 5,100 common shares are registered to the Spooner Children Trust, a trust of which Mr. Spooner is one of three trustees, 23,325 vested RSUs, and 114,650 common shares issuable upon the exercise of options at exercise prices ranging from $3.80 to $10.11.
(9)	Effective April 8, 2016, Mr. Kohli’s employment with Mitel was terminated without cause and he received a severance payment in accordance with the terms of his employment contract, which has been filed as exhibit 10.1 to this Report.
(10)	On April 15, 2016, it was determined that Mr. Wellard will be leaving Mitel effective April 30, 2016. Mr. Wellard will receive a severance payment in accordance with the terms of his employment agreement relating to termination without cause.
(11)	In calculating this total, the common shares held by Mr. Ball have been counted only once, as all such shares are held by and through the Francisco Partners Group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

We negotiated a lease in October 2010 under terms and conditions that management believes reflected then-current market rates. The initial term of the lease was five years and three months ending on February 15, 2016 and could be renewed at our option for an additional five years. However, in November 2013, we amended the lease for our Ottawa-based headquarter facilities, which, among other things, extended the term of the lease for an additional five years, two months, expiring on April 30, 2021. We have also been granted an option to extend the lease term for an additional five-year period, at then-current market rates.

The lease contains property reinstatement terms which have not been accrued at this time as the amount is not estimable. The lease contains certain changes in the rental rate over the term of the lease. During the year, we recorded lease payments for base rent and operating costs of $4.3 million. At December 31, 2015, balances payable relating to the lease totaled nil.

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

We made sales to and purchases from other companies related to Dr. Matthews, arising in the normal course of business, of $2.5 million and $3.7 million, respectively, for the year. The balances receivable and payable at December 31, 2015 as a result of these transactions were $0.5 million and $0.8 million, respectively.

In addition, in April 2016, Mitel purchased certain assets and technology from a company related to the Matthews group for $0.2 million.

Registration Rights

In connection with our financing of the acquisition of Inter-Tel in 2007, we entered into a registration rights agreement dated August 16, 2007 with a number of our shareholders, including the Francisco Partners Group, Dr. Matthews and Wesley Clover Corporation (now known as Kanata Research Park Corporation). The Registration Rights Agreement provided for the registration of the “registrable securities” (as defined in the Registration Rights Agreement) held by such shareholders under the securities laws of the United States and/or the qualification for distribution of the shares held by such shareholders under the securities laws of the provinces and territories of Canada. Mr. Ball serves on the board of directors of Mitel and is a partner of Francisco Partners Management, LLC. Dr. Matthews is the Chairman of our board. On September 3, 2015, Mitel filed a Form S-3 resale shelf registration statement relating to all of the “registrable securities” then held by the Francisco Partners Group and the Matthews Group. There are no longer any registration rights for any of the shareholders party to the Registration Rights Agreement.

Shareholders’ Agreement

We, Francisco Partners Management, LLC, Francisco Partners GP II Management (Cayman) Limited and Francisco Partners GP III Management, LLC (the “Francisco Partners Group”) and Dr. Terence H. Matthews and Kanata Research Park Corporation (formerly known as Wesley Clover Corporation) (the “Matthews Group”) are parties to a shareholders’ agreement, or the Shareholders’ Agreement, which became effective at the closing of our IPO. As at April 15, 2016, each of the Matthews Group and Francisco Partners Group beneficially owned less than 10% of the common shares of the Company. All of the provisions of the Shareholders’ Agreement are expressly subject to any requirements as to governance imposed by applicable securities laws and by any exchange on which our securities are listed. The Shareholders’ Agreement covers matters as set forth below.

Board Nomination Rights

The terms of the Shareholders’ Agreement provide that so long as the Francisco Partners Group beneficially owns at least 15% of our outstanding common shares, the Francisco Partners Group may nominate three members of our board of directors; that so long as the Francisco Partners Group beneficially owns at least 10% of our outstanding common shares, the Francisco Partners Group may nominate two members of our board of directors; and that so long as the Francisco Partners Group beneficially owns at least 5% of our outstanding common shares, the Francisco Partners Group may nominate one member of our board of directors. The Shareholders’ Agreement also provides that so long as the Matthews Group beneficially owns at least 10% of our outstanding common shares, the Matthews Group may nominate two members of our board of directors; and that so long as the Matthews Group beneficially owns at least 5% of our outstanding common shares, the Matthews Group may nominate one member of our board of directors. As of April 15, 2016, the Francisco Partners Group and the Matthews Group each hold less than 10% of the outstanding common shares of our Company and each is therefore entitled to nominate one member of our board of directors. Further, each of the Francisco Partners Group and the Matthews Group, to the extent they beneficially own at least 5% of our outstanding common shares, will nominate our Chief Executive Officer to serve as a member of our board of directors. Each of the Francisco Partners Group and the Matthews Group will lose the right to nominate any board members upon either party beneficially owning less than 5% of our outstanding common shares. Each of the Francisco Partners Group and the Matthews Group will agree to vote their shares in favor of the election or removal of the other party’s nominees.

Committee Representation

The Shareholders’ Agreement provides that, for so long as the Francisco Partners Group beneficially owns at least 10% of our outstanding common shares, unless prohibited by U.S. federal securities laws or the NASDAQ rules, the Francisco Partners Group is entitled to designate one member of each committee of our board of directors, other than our audit committee. As of April 15, 2016, the Francisco Partners Group holds less than 10% of the outstanding common shares of our Company.

Special Approval Rights of the Francisco Partners Group

The Shareholders’ Agreement provides that we may not take certain significant actions, such as acquisitions and mergers, incurrence of certain debt, declaration of dividends and amendments to our organizational documents, without the approval of the Francisco Partners Group if the Francisco Partners Group owns at least 15% of our outstanding common shares.

Director Independence

Six of seven of our directors are considered “independent”, as defined under the NASDAQ rules and for purposes of Canadian securities laws. Our independent directors are Peter D. Charbonneau, Benjamin H. Ball, Terence H. Matthews, John P. McHugh, David M. Williams and Sudhakar Ramakrishna. For purposes of the NASDAQ rules, an independent director means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director is considered to be independent for the purposes of Canadian securities laws if the director has no direct or indirect material relationship to the company. A material relationship is a relationship that could, in the view of the board, be reasonably expected to interfere with the exercise of a director’s independent judgment. Certain individuals, such as employees and executive officers of the Company, are deemed by Canadian securities laws to have material relationships with the Company.

Dr. Matthews was previously determined to be a non-independent director under relevant Canadian securities laws as he had functioned as an executive officer of the Company discharging his role as chairman on a full-time basis until January 2011. In January 2011, Richard McBee was appointed as our President and Chief Executive Officer, and Dr. Matthews has, since that time, discharged his role as chairman of the Company on a part-time basis. The audit committee reviews related-party transactions on a quarterly basis and has determined that relationships with companies affiliated with Dr. Matthews are not material and have been at arms-length and therefore the board of directors is satisfied that Dr. Matthews is independent. Our non-independent Company director is Richard McBee. Our board of directors determined that Richard McBee is non-independent due to his “insider” position as Chief Executive Officer and President of the Company.

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

External Auditor’s Fees. Deloitte LLP is our auditor. Fees billed by Deloitte LLP to the Company for the years ended December 31, 2015 and December 31, 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit fees (1)	$1,978,000	$1,985,000
Audit-related fees (2)	61,000	194,000
Tax fees (3)	126,000	174,000
All other fees (4)	126,000	101,000

Total	$2,291,000	$2,454,000

(1)	Audit fees relate to professional services rendered for the audit of our annual consolidated financial statements and, as required, the unconsolidated statutory financial statements of certain of our subsidiaries. Audit fees include professional services related to quarterly reviews of our consolidated financial statements.
(2)	Audit-related fees billed by Deloitte LLP primarily relate to the defined contribution pension plan in Canada and the defined benefit pension plan in the United Kingdom. It also includes fees for accounting consultation, advisory services and the pass-through cost of regulatory fees.
(3)	Tax fees relate to assistance with tax compliance, expatriate tax return preparation, tax planning and various tax advisory services.
(4)	“All other fees” include other non-audit services, including services relating to various filings relating to the acquisition of Mavenir.

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

Part IV (Item 15) of the 2015 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

Exhibit Number	Description

10.1*	Amended and Restated Employment Agreement between Mavenir Systems, Inc. and Pardeep Kohli effective as of February 25, 2015.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2016.

MITEL NETWORKS CORPORATION

/s/ Steven E. Spooner
Steven E. Spooner
Chief Financial Officer
(Principal Financial and Accounting Officer)
MITEL NETWORKS CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

Signature	Title	Date
/s/ Richard D. McBee Richard D. McBee	Chief Executive Officer & President (Principal Executive Officer) and Director	April 27, 2016

/s/ Dr. Terence H. Matthews	Chairman of the Board	April 27, 2016
Dr. Terence H. Matthews

/s/ Peter D. Charbonneau	Director	April 27, 2016
Peter D. Charbonneau

/s/ Benjamin H. Ball	Director	April 27, 2016
Benjamin H. Ball

/s/ Sudhakar Ramakrishna	Director	April 27, 2016
Sudhakar Ramakrishna

/s/ John P. McHugh	Director	April 27, 2016
John P. McHugh

/s/ David M. Williams	Director	April 27, 2016
David M. Williams