Form 10-Q
period 2016-03-31
MITEL NETWORKS CORP
filed 2016-05-05
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 121,255,757 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$83.4	$91.6
Accounts receivable (net of allowance for doubtful accounts of $18.8 and $17.9, respectively)	245.0	290.2
Sales-type lease receivables (net) (note 4)	10.9	12.6
Inventories (net) (note 5)	90.3	92.8
Other current assets (note 6)	82.6	75.4

	512.2	562.6
Non-current portion of sales-type lease receivables (net) (note 4)	17.4	17.0
Deferred tax asset	169.2	159.4
Property and equipment (net)	55.3	54.7
Identifiable intangible assets (net) (note 7)	371.5	389.9
Goodwill	658.6	658.6
Other non-current assets	9.8	10.5

	$1,794.0	$1,852.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$254.2	$249.4
Current portion of deferred revenue	104.3	112.3
Current portion of long-term debt (note 10)	5.3	11.7

	363.8	373.4
Long-term debt (note 10)	603.1	633.6
Long-term portion of deferred revenue	43.1	40.1
Deferred tax liability	21.5	28.2
Pension liability (note 11)	140.9	126.6
Other non-current liabilities	35.6	35.8

	1,208.0	1,237.7

Commitments, guarantees and contingencies (note 12)
Shareholders’ equity:
Common shares, without par value — unlimited shares authorized; issued and outstanding: 121.1 and 120.8, respectively (note 13)	1,417.2	1,414.2
Warrants (note 14)	39.1	39.1
Additional paid-in capital	50.5	49.0
Accumulated deficit	(741.7)	(719.3)
Accumulated other comprehensive loss	(179.1)	(168.0)

	586.0	615.0

	$1,794.0	$1,852.7

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	276.1	248.1
Cost of revenues	128.3	117.7

Gross margin	147.8	130.4

Expenses:
Selling, general and administrative	97.2	81.6
Research and development	36.8	26.9
Special charges and restructuring costs (note 16)	15.8	13.0
Amortization of acquisition-related intangible assets	18.9	14.1

	168.7	135.6

Operating loss	(20.9)	(5.2)
Interest expense	(10.0)	(4.6)
Debt retirement and other debt costs (note 10)	(1.3)	(0.7)
Other income (expense) (note 20)	(0.7)	15.4

Income (loss) from operations, before income taxes	(32.9)	4.9
Current income tax recovery (expense)	(2.1)	(0.5)
Deferred income tax recovery (expense)	12.6	0.9

Net income (loss)	$(22.4)	$5.3

Net income (loss) per common share
Basic	$(0.19)	$0.05
Diluted	$(0.19)	$0.05
Weighted-average number of common shares outstanding (note 15)
Basic	120.9	100.1
Diluted	120.9	104.8

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income (loss)	$(22.4)	$5.3

Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	(23.1)
Pension liability adjustments	(12.1)	(25.6)

	(11.1)	(48.7)

Comprehensive loss	(33.5)	(43.4)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2014	100.1	$1,216.3	$39.1	$38.0	$(698.6)	$(147.0)	$447.8

Comprehensive income (loss)	—	—	—	—	5.3	(48.7)	(43.4)
Exercise of stock options and vesting of restricted stock units	0.1	1.4	—	(0.6)	—	—	0.8
Stock-based compensation	—	—	—	1.8	—	—	1.8

Balance at March 31, 2015	100.2	$1,217.7	$39.1	$39.2	$(693.3)	$(195.7)	$407.0

Comprehensive income (loss)	—	—	—	—	(11.6)	6.9	(4.7)
Exercise of stock options and vesting of restricted stock units	0.2	1.6	—	(1.2)	—	—	0.4
Stock-based compensation	—	—	—	3.3	—	—	3.3
Issuance of shares (note 3)	19.7	189.2	—	—	—	—	189.2
Stock options issued as consideration for the acquisition of Mavenir (note 3)	—	—	—	2.8	—	—	2.8

Balance at June 30, 2015	120.1	$1,408.5	$39.1	$44.1	$(704.9)	$(188.8)	$598.0

Comprehensive income (loss)	—	—	—	—	(8.1)	3.9	(4.2)
Exercise of stock options and vesting of restricted stock units	0.2	2.0	—	(1.4)	—	—	0.6
Stock-based compensation	—	—	—	3.8	—	—	3.8

Balance at September 30, 2015	120.3	$1,410.5	$39.1	$46.5	$(713.0)	$(184.9)	$598.2

Comprehensive income (loss)	—	—	—	—	(6.3)	16.9	10.6
Exercise of stock options and vesting of restricted stock units	0.5	3.7	—	(1.4)	—	—	2.3
Stock-based compensation	—	—	—	3.9	—	—	3.9

Balance at December 31, 2015	120.8	$1,414.2	$39.1	$49.0	$(719.3)	$(168.0)	$615.0

Comprehensive income (loss)	—	—	—	—	(22.4)	(11.1)	(33.5)
Exercise of stock options and vesting of restricted stock units	0.3	3.0	—	(2.8)	—	—	0.2
Stock-based compensation	—	—	—	4.3	—	—	4.3

Balance at March 31, 2016	121.1	$1,417.2	$39.1	$50.5	$(741.7)	$(179.1)	$586.0

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$(22.4)	$5.3
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	25.4	19.3
Stock-based compensation	4.3	1.8
Deferred income tax expense (recovery)	(12.6)	(0.9)
Non-cash portion of debt retirement and other debt costs (note 10)	1.3	0.7
Non-cash movements in provisions	0.9	(0.9)
Change in non-cash operating assets and liabilities (note 18)	39.9	(4.2)

Net cash provided by operating activities	36.8	21.1

Investing activities:
Additions to property, equipment and intangible assets	(5.0)	(1.1)

Net cash used in investing activities	(5.0)	(1.1)

Financing activities:
Repayment of long-term debt (note 10)	(40.0)	(25.0)
Borrowings under the revolving credit facility	15.0	—
Repayments under the revolving credit facility	(15.0)	—
Repayment of capital lease liabilities and other long-term debt	(1.2)	(2.1)
Proceeds from issuance of common shares from option exercises	0.2	0.8

Net cash used in financing activities	(41.0)	(26.3)

Effect of exchange rate changes on cash and cash equivalents	1.0	(4.2)

Net decrease in cash and cash equivalents	(8.2)	(10.5)
Cash and cash equivalents, beginning of period	91.6	111.3

Cash and cash equivalents, end of period	$83.4	$100.8

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2016 and March 31, 2015

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

These Interim Financial Statements and the accompanying notes should be read in conjunction with the annual financial statements and notes thereto for each of the years ended December 31, 2015 and December 31, 2014, eight months ended December 31, 2013 and year ended April 30, 2013 (the “Annual Financial Statements”) contained in the Company’s report on Form 10-K filed with the SEC on February 29, 2016. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies at December 31, 2015 are described in note 2 to the Annual Financial Statements.

Recently issued accounting pronouncements

Other than the accounting pronouncements below, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, to clarify certain guidance in ASU 2014-09. In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted no earlier than the first quarter of 2017. The Company is currently evaluating the effect the adoption of these ASUs will have on its consolidated financial statements, which could impact the timing and amounts of revenue recognized.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

Stock-based compensation

In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation” to simplify and improve accounting for stock-based compensation. The ASU, among other changes, allows for a policy election such that an entity can continue to estimate forfeitures at the time of grant or can account for forfeitures as they occur. The amendment becomes effective for the Company in the first quarter of 2017. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

3. ACQUISITIONS

a) Mavenir – April 2015

On April 29, 2015, Mitel acquired Mavenir Systems, Inc. (“Mavenir”) (NYSE:MVNR), a global provider of software-based networking solutions for mobile carriers. Mitel acquired all of the outstanding common shares of Mavenir in exchange for $325.2 cash and 19.7 million Mitel shares. In addition, Mitel agreed to cash out all in-the-money, vested Mavenir stock options and, in exchange for all out-of-the-money and unvested Mavenir stock options, issue 2.5 million Mitel stock options with economically similar terms. In conjunction with the acquisition, the Company completed a refinancing of its long-term senior debt, as described in note 10. Mavenir’s results of operations are included in the results of operations of the combined entity from the date of acquisition. The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the period:

Three Months Ended March 31, 2015
Operations
Revenues	$274.2
Net loss	$(28.1)
Net loss per share	$(0.23)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the period and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	Amortization of intangible assets that arose from the acquisition of $31.6 per year;

•	A reduction to revenue for the three months ended March 31, 2015 of $2.2 as a result of the valuation of the deferred revenue acquired being below Mavenir’s historical book value and the corresponding decrease in revenues in subsequent periods; and

•	A tax provision based on an estimated effective tax rate of nil as a result of previously unrecognized tax loss carryforwards.

Additional details of the acquisition, including the allocation of the purchase price to the net assets acquired, are included in note 3 to the Annual Financial Statements.

b) Tiger TMS – June 2015

On June 1, 2015, Mitel acquired all of the outstanding equity of Tiger TMS (“Tiger”), a global provider of software, cloud and applications-based solutions for the hospitality industry. Tiger recorded revenues of approximately $10.0 for the year ended December 31, 2014, which were primarily generated in Europe, the Middle East and the United States. Total consideration for the acquisition was estimated to be $8.6. Tiger’s results of operations are included in the results of operations of the combined entity from the date of acquisition. Additional details of the acquisition, including the allocation of the purchase price to the net assets acquired, are included in note 3 to the Annual Financial Statements.

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

	March 31, 2016				December 31, 2015
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$4.6	$(0.9)		$3.7	$5.6	$(0.9)		$4.7
Current portion of investment in sales-type leases	11.2	(0.3)		10.9	13.0	(0.4)		12.6
Non-current portion of investment in sales-type leases	18.0	(0.6)		17.4	17.5	(0.5)		17.0

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	33.8	(1.8)		32.0	36.1	(1.8)		34.3
Sold rental payments remaining unbilled	44.8	(1.7	)(1)	43.1	47.6	(1.9	)(1)	45.7

Total of sales-type leases unsold and sold	$78.6	$(3.5)		$75.1	$83.7	$(3.7)		$80.0

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended March 31, 2016, the Company sold $3.9 of rental payments and recorded gains on sale of those rental payments of $0.7 (three months ended March 31, 2015—sold $3.3 and recorded gains of $0.5). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of March 31, 2016

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.4	$1.3	$0.9	$2.2	$4.6
Investment in sold and unsold sales-type lease receivables	67.2	6.5	0.3	6.8	74.0

Total gross sales-type leases	69.6	7.8	1.2	9.0	78.6
Allowance	(1.5)	(1.0)	(1.0)	(2.0)	(3.5)

Total net sales-type leases	$68.1	$6.8	$0.2	$7.0	$75.1

Aging Analysis as of December 31, 2015

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$3.1	$1.6	$0.9	$2.5	$5.6
Investment in sold and unsold sales-type lease receivables	67.6	10.2	0.3	10.5	78.1

Total gross sales-type leases	70.7	11.8	1.2	13.0	83.7
Allowance	(1.5)	(1.1)	(1.1)	(2.2)	(3.7)

Total net sales-type leases	$69.2	$10.7	$0.1	$10.8	$80.0

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Allowance for credit losses on sales-type leases, opening	$(3.7)	$(4.3)
Write-offs	0.2	0.6
Recoveries	—	—
Provision	—	—

Allowance for credit losses on sales-type leases, closing	$(3.5)	$(3.7)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	March 31, 2016	December 31, 2015
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$3.9	$4.2
Allowance against sales-type leases individually evaluated for impairment	(1.7)	(1.9)

Sales-type leases individually evaluated for impairment, net	$2.2	$2.3

	March 31, 2016	December 31, 2015
Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$74.7	$79.5
Allowance against sales-type leases collectively evaluated for impairment	(1.8)	(1.8)

Sales-type leases collectively evaluated for impairment, net	$72.9	$77.7

5. INVENTORIES

	March 31, 2016	December 31, 2015
Raw materials	$5.8	$5.9
Finished goods(1)	85.8	87.4
Service inventory	6.4	6.9
Less: provision for excess and obsolete inventory(1)	(7.7)	(7.4)

	$90.3	$92.8

(1)	At March 31, 2016, finished goods are recorded net of approximately $17.6 of historical inventory provision remaining from acquisitions, as discussed in note 3 of the Annual Financial Statements (December 31, 2015 - $17.0). This amount will decrease as the related inventory acquired is sold or written off.

6. OTHER CURRENT ASSETS

	March 31, 2016	December 31, 2015
Prepaid expenses and deferred charges	$35.8	$31.3
Unbilled receivables	22.3	23.7
Due from related parties (note 9)	0.4	0.5
Income tax receivable	8.6	8.5
Other receivables	14.1	10.1
Restricted cash	1.4	1.3

	$82.6	$75.4

7. IDENTIFIABLE INTANGIBLE ASSETS

	March 31, 2016			December 31, 2015
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$342.8	$(87.7)	$255.1	$342.8	$(74.1)	$268.7
Customer relationships	126.9	(19.0)	107.9	126.9	(14.5)	112.4
Patents, trademarks and other	33.1	(24.6)	8.5	32.1	(23.3)	8.8

	$502.8	$(131.3)	$371.5	$501.8	$(111.9)	$389.9

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2016	December 31, 2015
Trade payables	$67.2	$65.6
Employee-related payables	45.1	47.6
Accrued liabilities	83.8	72.7
Restructuring, warranty and other provisions	28.3	31.8
Due to related parties (note 9)	1.0	0.8
Other payables	28.8	30.9

	$254.2	$249.4

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

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three months ended March 31, 2016, Mitel recorded lease expense for base rent and operating costs of $1.1 (three months ended March 31, 2015—$1.0).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.3 and $1.2, respectively, for the three months ended March 31, 2016 (three months ended March 31, 2015—$1.1 and $0.5, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

10. LONG-TERM DEBT

	March 31, 2016	December 31, 2015
Term loan, seven year term, maturing April 2022	616.7	656.7
Unamortized original issue discount, recorded net against term loan	(5.5)	(6.1)
Unamortized debt issue costs, recorded net against term loan	(14.7)	(16.1)
Capital leases, at interest rates varying from 5.1% to 7.0%, maturity dates of up to four years, secured by the leased assets	11.7	10.6
Other	0.2	0.2

	608.4	645.3
Less: current portion	(5.3)	(11.7)

	$603.1	$633.6

March 2016, January 2016 and February 2015 voluntary debt repayments

In March 2016, Mitel made a voluntary prepayment of $15.0 on its term loan. In January 2016, Mitel made a voluntary prepayment of $25.0 on its term loan. As a result, the Company recorded debt retirement costs of $1.3 in the first quarter of 2016 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount. Voluntary prepayments can be applied against mandatory principal repayments under the credit facility. As a result, at March 31, 2016, no amount of the term loan has been recorded as current (December 31, 2015 – $6.6).

In February 2015, Mitel made a voluntary prepayment of $25.0 on its term loan. As a result, the Company recorded debt retirement costs of $0.7 in the first quarter of 2015 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

April 2015 refinancing

On April 29, 2015, in conjunction with the acquisition of Mavenir, as described in note 3, Mitel refinanced its senior secured credit facilities. The new credit facilities initially consisted of a $660.0 term loan and a $50.0 revolving facility (the “April 2015 Credit Facilities”). Proceeds of $653.4 (net of original discount of $6.6), along with cash on hand, were used to repay the remaining $279.1 principal outstanding under the prior credit facilities, to repay the remaining $26.9 principal outstanding under Mavenir’s credit facilities, for the cash consideration paid for the acquisition of Mavenir (as described in note 3), as well as accrued interest, fees and expenses in connection with the refinancing and the acquisition of Mavenir.

Costs relating to the term loan were $15.5, in addition to an original issue discount of $6.6. Costs relating to the term loan and original issue discount are recorded net against the term loan and are amortized over the term of the term loan. Costs of $1.7 relating to the revolving facility are recorded as other non-current assets and are amortized on a straight-line basis over the term of the revolving facility. In addition, the Company expensed $8.4 of unamortized debt issue costs and unamortized original issue discount relating to the repayment of the prior credit facilities.

Additional details on the April 2015 Credit Facilities are included in note 13 to the Annual Financial Statements.

11. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans primarily in the U.K., France and Germany as well as a multiple-employer defined benefit pension plan in Switzerland. At March 31, 2016, the net pension liability was $140.9 (December 31, 2015—$126.6). The increase in liability from December 31, 2015 was primarily due to an increase in the U.K. and Switzerland pension plan liabilities due to updated pension valuations. At March 31, 2016, the U.K. and Switzerland pension plan valuations from December 31, 2015 were updated for actual investment performance and certain changes in assumptions. The increases in the pension liabilities were primarily due to increases in the accrued benefits obligations resulting from decreases in the discount rates since December 31, 2015. The discount rates were determined on a consistent basis and reflect prevailing rates available on high-quality, fixed income debt instruments.

The Company’s net periodic benefit cost was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Defined contribution plans
Contribution expense	$4.3	$3.2
Defined benefit plans
Current service cost	0.7	0.8
Interest cost	2.6	2.9
Expected return on plan assets	(2.7)	(2.7)
Recognized actuarial loss(1)	0.6	0.5

Total periodic benefit cost, net	$5.5	$4.7

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of accumulated other comprehensive loss into operating expenses, primarily selling, general and administrative expense.

12. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Intellectual Property Indemnification Obligations

The Company enters, on a regular basis, into agreements with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims arising from these transactions. The nature of these intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the Interim Financial Statements with respect to these guarantees.

Contingencies

The Company is party to legal proceedings, claims and potential claims arising in the normal course of business. The Company’s management and legal counsel estimate that any monetary liability or financial impact of such claims or potential claims to which the Company might be subject after final adjudication would not be material to the Interim Financial Statements. In circumstances where the outcome of the lawsuit is expected to be unfavorable, the Company has recorded a provision for the expected settlement amount. Where the expected settlement amount is a range, the Company has provided for the best estimate within that range. If no amount within the range is more likely, then the Company has provided for the minimum amount of the range.

Letters of Credit and Guarantees

Letters of credit, financial guarantees and other similar instruments are reviewed regularly, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $9.0 as of March 31, 2016 (December 31, 2015 — $10.0). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of March 31, 2016 and December 31, 2015.

13. SHARE CAPITAL

Share Capital

At March 31, 2016 and December 31, 2015, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	9.4	$6.97	6.8	$6.12
Granted	0.8	$7.17	1.0	$9.70
Exercised	(0.1)	$4.70	(0.1)	$7.00
Forfeited	(0.1)	$8.27	(0.2)	$5.56
Expired	(0.5)	$5.42	— (1)	$10.24

Balance, end of period	9.5	$7.09	7.5	$6.58

Number of options exercisable	5.4	$6.46	4.0	$5.87

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Number of options granted	0.8	1.0
Risk-free interest rate	1.3%	1.6%
Dividends	0.0%	0.0%
Expected volatility	51.4%	52.0%
Annual forfeiture rate	10.0%	10.0%
Expected life of the options	5 years	5 years
Weighted average fair value per option	$3.15	$4.49

In addition, the Company granted 1.4 million restricted stock units in the three months ended March 31, 2016 (three months ended March 31, 2015 —1.0 million). At March 31, 2016, 3.7 million restricted stock units were outstanding.

The number of stock-based awards available for grant under the Company’s 2014 Equity Incentive Plan at March 31, 2016 was 2.6 million (December 31, 2015—4.6 million).

14. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	March 31, 2016	December 31, 2015
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At March 31, 2016, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2015—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

15. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three Months Ended
	March 31, 2016	March 31, 2015
Weighted average common shares outstanding, basic	120.9	100.1
Dilutive effect of options	—	2.1
Dilutive effect of RSUs	—	0.1
Dilutive effect of warrants	—	2.5

Weighted average common shares outstanding, diluted	120.9	104.8

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three Months Ended
(Average number outstanding, in millions)	March 31, 2016	March 31, 2015
Stock options	5.6	2.1
RSUs	3.7	1.5

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

(Average number outstanding, in millions)	Three Months Ended March 31, 2016
Stock options	4.0
Warrants	2.5

Additionally, for the three months ended March 31, 2015, 0.5 million options, which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period. These options expired unexercised in January 2016.

16. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $15.8 were recorded in the three months ended March 31, 2016. The costs consisted of $5.1 of employee-related charges, $0.6 of facility-reduction related charges, $6.0 of integration-related charges and $4.1 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 30 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of recent acquisitions, including the acquisition of Mavenir in April 2015. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the potential acquisition of Polycom, as described in note 21.

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

At March 31, 2016, the workforce reduction liability of $15.4 and the current portion of the lease termination obligation liability of $2.5 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $2.9 included in other non-current liabilities.

The following table summarizes the change in provision:

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2014	$15.5	$7.6	$23.1

Charges	1.4	—	1.4
Cash payments	(6.6)	(1.3)	(7.9)

Balance of provision as of March 31, 2015	$10.3	$6.3	$16.6

Charges	3.3	0.3	3.6
Cash payments	(5.2)	(0.6)	(5.8)

Balance of provision as of June 30, 2015	$8.4	$6.0	$14.4

Charges	4.6	0.6	5.2
Cash payments	(3.9)	(1.0)	(4.9)

Balance of provision as of September 30, 2015	$9.1	$5.6	$14.7

Charges	10.4	0.8	11.2
Cash payments	(4.8)	(0.8)	(5.6)

Balance of provision as of December 31, 2015	$14.7	$5.6	$20.3

Charges	5.1	0.6	5.7
Cash payments	(4.4)	(0.8)	(5.2)

Balance of provision as of March 31, 2016	$15.4	$5.4	$20.8

17. SEGMENT INFORMATION

The Company reports its financial performance based on three segments, Enterprise, Cloud and Mobile.

•	The Enterprise segment sells and supports products and services for premise-based customers.

•	The Cloud segment sells and supports products that are deployed in a cloud environment.

•	The Mobile segment sells and supports software-based telecommunications networking solutions that enable mobile service providers to deliver IP-based voice, video, rich communications and enhanced messaging services to their subscribers.

The segments are further described in note 22 to the Annual Financial Statements. Up to December 31, 2015, the primary financial measures of performance of the segments consisted of revenues and gross margin. Beginning in the first quarter of 2016, the primary financial measures of performance used by the chief operating decision maker were expanded to include segment income, which is gross margin less selling, general and administrative expenses, research and development expenses and other expense (income), excluding foreign exchange loss (gain). The expenses are generally directly charged to the segment. In certain cases expenses are allocated to the segment on a pro-rata basis using an appropriate allocation method.

The following table presents the results of operations for the Company’s segments:

	Three Months Ended March 31, 2016
	Enterprise	Cloud	Mobile	Total(1)
Revenues
Product	$119.0	$16.0	$29.3	$164.3
Recurring	47.0	29.5	9.4	85.9
Services	21.2	0.3	5.1	26.6

	187.2	45.8	43.8	276.8
Purchase accounting adjustments(2)	—	—	(0.7)	(0.7)

Total revenues	187.2	45.8	43.1	276.1

Gross margin
Product	66.7	10.0	16.6	93.3
Recurring	26.8	14.5	5.5	46.8
Services	5.7	0.1	2.6	8.4

	99.2	24.6	24.7	148.5
Purchase accounting adjustments(2)	—	—	(0.7)	(0.7)

Total gross margin	99.2	24.6	24.0	147.8

Selling, General and Administrative	68.1	15.1	14.0	97.2
Research and Development	18.6	6.6	11.6	36.8
Other expense (income)(3)	(0.2)	(0.1)	—	(0.3)

Segment income (loss)	$12.7	3.0	(1.6)	14.1

Other information
Depreciation and amortization	$3.9	$0.8	$1.8	$6.5
Stock-based compensation	$3.0	$0.5	$0.8	$4.3

(1)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(2)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet of the acquired company at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.

(3)	Other expense (income) consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange loss of $1.0.

	Three Months Ended March 31, 2015
	Enterprise	Cloud	Mobile(1)	Total(2)
Revenues
Product	$145.3	$10.6	—	$155.9
Recurring	48.6	23.3	—	71.9
Services	20.4	0.7	—	21.1

	214.3	34.6	—	248.9
Purchase accounting adjustments(3)	(0.8)	—	—	(0.8)

Total revenues	213.5	34.6	—	248.1

Gross margin
Product	81.1	5.6	—	86.7
Recurring	26.9	11.0	—	37.9
Services	6.2	0.4	—	6.6

	114.2	17.0	—	131.2
Purchase accounting adjustments(3)	(0.8)	—	—	(0.8)

Total gross margin	113.4	17.0	—	130.4

Selling, General and Administrative	68.5	13.1	—	81.6
Research and Development	21.3	5.6	—	26.9
Other expense (income)(4)	(0.6)	(0.1)	—	(0.7)

Segment income (loss)	$24.2	(1.6)	—	22.6

Other information
Depreciation and amortization	$4.5	$0.7	—	$5.2
Stock-based compensation	$1.5	$0.3	—	$1.8

(1)	The Mobile segment consists of the operations of Mavenir, acquired on April 29, 2015, as described in note 3.
(2)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(3)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.
(4)	Other expense (income) consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $14.7.

Geographic information

The Company reports revenues by geographic location as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa; and

•	Asia-Pacific, consisting of the continent of Asia and the Pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following geographic locations based on location of the customers.

	Three Months Ended
	March 31, 2016	March 31, 2015
Canada	$8.6	$10.0
United States	134.7	101.5
Rest of Americas	2.9	4.5

Americas	146.2	116.0

Germany	27.6	26.0
U.K.	27.1	26.6
Rest of EMEA	66.0	74.2

EMEA	120.7	126.8

Asia-Pacific	9.9	6.1

Purchase accounting adjustments	(0.7)	(0.8)

	$276.1	$248.1

18. SUPPLEMENTARY CASH FLOW INFORMATION

	Three Months Ended
	March 31, 2016	March 31, 2015
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$47.4	$36.5
Inventories	2.9	(7.2)
Other current assets	(6.8)	5.2
Other non-current assets	0.7	3.4
Accounts payable and accrued liabilities	3.1	(41.9)
Deferred revenue	(5.2)	2.2
Other non-current liabilities	(1.2)	(1.7)
Change in pension liability	(1.0)	(0.7)

	$39.9	$(4.2)

Other items:
Interest payments	$9.5	$6.9
Income tax payments	$4.8	$1.6
Property and equipment additions financed through capital lease	$2.3	$1.5

Cash and cash equivalents at March 31, 2016 consisted of cash of $81.7 (December 31, 2015—$90.3) and cash equivalents of $1.7 (December 31, 2015—$1.3).

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

Fair value hedging

At March 31, 2016, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Canadian dollars, Swiss francs, Danish kroner and Swedish kronor at fixed rates on a notional amount of $2.8, $28.9, $3.6 and $7.9 U.S. dollars, respectively and to sell Australian dollars, British pounds sterling, Euros and net U.S. dollars at fixed rates on a notional amount of $2.4, $7.9, $6.9 and $26.0 U.S. dollars, respectively. At March 31, 2016 all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. At March 31, 2016, the Company had a net unrealized gain on fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.1.

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

20. OTHER INCOME

Other income for the three months ended March 31, 2016 included a foreign exchange loss of $1.0. Other income for the three months ended March 31, 2015 included a foreign exchange gain of $14.7. The foreign exchange gain for the three months ended March 31, 2015 related primarily to intercompany balances and was fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

21. SUBSEQUENT EVENT

On April 15, 2016, Mitel and Polycom, Inc. (“Polycom”) (NYSE:PLCM) entered into a definitive merger agreement under which Mitel agreed to acquire all of the outstanding shares of Polycom common stock in a cash and stock transaction. Under the terms of the agreement, Polycom stockholders will be entitled to $3.12 in cash and 1.31 Mitel common shares for each share of Polycom common stock. Following the transaction, former Polycom stockholders are expected to hold approximately 60% and current Mitel shareholders are expected to hold approximately 40% of the outstanding Mitel common shares. Upon closing of the transaction, it is expected that Mitel’s board of directors will expand by two and members of Polycom’s current board of directors will assume two seats on Mitel’s board of directors. Polycom is a global provider of unified video, voice and content communications solutions with annual revenues of $1,267.2 for the year ended December 31, 2015.

Mitel intends to use a combination of cash on hand from the combined business and proceeds from new financing to finance the cash portion of the consideration for the acquisition, the refinancing of its existing credit facilities and those of Polycom, and accrued interest, fees and expenses in connection with the acquisition and the refinancing. Mitel has received financing commitments from Bank of America, N.A. of $1,085.0 in the aggregate.

The transaction is expected to close in the third quarter of 2016, subject to shareholder approval by Polycom and Mitel, receipt of regulatory approval in certain jurisdictions and other customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements (“Interim Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (“Report”) and our audited annual consolidated financial statements (“Annual Financial Statements”) included in our report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). All amounts are expressed in U.S. dollars unless otherwise noted.

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. There is no guarantee that the expected events or expected results will actually occur. Such statements reflect the current views of management of Mitel and are subject to a number of risks and uncertainties. These statements are based on many assumptions and factors, including general economic and market conditions, industry conditions, operational and other factors. Any changes in these assumptions or other factors could cause actual results to differ materially from current expectations. All forward-looking statements are expressly qualified in their entirety by the cautionary statements set forth in this paragraph. Undue reliance should not be placed on such statements In addition, material risks that could cause actual results to differ from forward-looking statements include, but are not limited to the following: the inherent uncertainty associated with financial or other projections; the integration of Mitel and Polycom and the ability to recognize the anticipated benefits from the combination of Mitel and Polycom; the ability to obtain required regulatory approvals for the transaction, the timing of obtaining such approvals and the risk that such approvals may result in the imposition of conditions that could adversely affect the expected benefits of the transaction; the risk that the conditions to the transaction are not satisfied on a timely basis or at all and the failure of the transaction to close for any other reason; risks relating to the value of the Mitel common shares to be issued in connection with the transaction; the anticipated size of the markets and continued demand for Mitel and Polycom products and services, the impact of competitive products and pricing and disruption to Mitel’s and Polycom’s respective businesses that could result from the announcement of the transaction; access to available financing on a timely basis and on reasonable terms, including the refinancing of Mitel and Polycom debt to fund the cash portion of the consideration in connection with the transaction; the integration of Mavenir and the ability to recognize the anticipated benefits from the acquisition of Mavenir; Mitel’s ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; current and ongoing global economic instability, political unrest and related sanctions; intense competition; reliance on channel partners for a significant component of sales; dependence upon a small number of outside contract manufacturers to manufacture products; and, Mitel’s ability to successfully implement and achieve its business strategies, including its growth of the company through acquisitions and the integration of recently acquired businesses and realization of synergies, including the pending acquisition of Polycom.

These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made certain assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report as a result of various factors, including the risks and uncertainties discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Report.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Please refer to the section entitled “Risk Factors” included in Part II, Item 1A of this Report and the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report for a further discussion of risk and uncertainties affecting our business and financial results.

Overview

Mitel is a global provider of business communications and collaboration software, services and solutions. Our communications solutions meet the needs of customers in over 100 countries. We operate as three business units: Enterprise, Cloud and Mobile (which contains the operations of Mavenir from the date of acquisition of April 29, 2015).

Enterprise

The Enterprise segment sells and supports business communications products and services to customers that prefer premises-based deployments. This includes our premises-based IP telephony platforms, desktop devices, in-building mobile devices and unified communications and collaboration (“UCC”) and contact center applications that are deployed on the customer’s premise. Premises-based sales are typically sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we may also offer.

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

Significant Events and Recent Developments:

Mitel enters into definitive agreement to acquire Polycom — April 2016

On April 15, 2016, Mitel and Polycom, Inc. (“Polycom”) (NYSE:PLCM) entered into a definitive merger agreement under which Mitel agreed to acquire all of the outstanding shares of Polycom common stock in a cash and stock transaction. Under the terms of the agreement, Polycom shareholders will be entitled to $3.12 in cash and 1.31 Mitel common shares for each share of Polycom common stock. Following the transaction, former Polycom shareholders are expected to hold approximately 60% and current Mitel shareholders are expected to hold 40% of the outstanding Mitel shares. Upon closing of the transaction, it is expected that two members of Polycom’s current board of directors will assume two seats on Mitel’s board of directors. Polycom is a global provider of unified video, voice and content communications solutions with annual revenues of $1,267.2 million for the year ended December 31, 2015.

We intend to finance the cash portion of the consideration for the acquisition, the refinancing of its existing credit facilities and those of Polycom, and accrued interest, fees and expenses in connection with the acquisition and the refinancing using a combination of cash on hand from the combined business and proceeds from new financing. We have received financing commitments from Bank of America, N.A. of $1,085.0 million in the aggregate.

The transaction is expected to close in the third quarter of 2016, subject to shareholder approval by Polycom and Mitel, receipt of regulatory approval in certain jurisdictions and other customary closing conditions.

Voluntary prepayments of term loan —January 2016 and March 2016

We made voluntary prepayments on our term loan of $25.0 million in January 2016 and $15.0 million in March 2016.

Acquisition of Tiger — June 2015

On June 1, 2015, we completed the acquisition of TigerTMS Ltd. (“Tiger”) for estimated total consideration of $8.6 million. Tiger is a global provider of software, cloud and applications-based solutions for the hospitality industry. Tiger’s revenues were approximately $10.0 million for the year ended December 31, 2014, and were primarily generated in Europe, the Middle East and the United States. Mitel’s financial results include the results of Tiger from the date of acquisition.

Acquisition of Mavenir and refinancing of credit agreement — April 2015

On April 29, 2015, we completed our merger with Mavenir in connection with an exchange offer to acquire all of the outstanding shares of common stock of Mavenir. The aggregate consideration paid by us in connection with the acquisition of Mavenir was $545.3 million, which includes $353.3 million of cash and 19.7 million Mitel common shares valued at $189.2 million. In conjunction with the acquisition we refinanced our January 2014 Credit Facilities. The new credit facilities consisted of a $660.0 million term loan and a $50.0 million revolving facility (the “April 2015 Credit Facilities”). Proceeds of $653.4 million (net of original discount of $6.6 million), along with cash on hand, were used to repay the remaining $279.1 million principal outstanding under the January 2014 Credit Facilities, to repay the remaining $26.9 million principal outstanding under Mavenir’s credit facilities, for the cash consideration paid for the acquisition of Mavenir, as well as accrued interest, fees and expenses paid in connection with the refinancing and the acquisition of Mavenir. Mitel’s financial results include the results of Mavenir from the date of acquisition. Further details of the acquisition are included in note 3 to the Annual Financial Statements.

In September 2015, we amended the April 2015 Credit Facilities to provide the Company with additional operating flexibility. The amendment included, in part, an increase in the maximum Leverage Ratio financial covenant for the fiscal quarters ending September 30, 2015, December 31, 2015 and March 31, 2016 and an increase to the applicable margin on the term loan, as described in note 13 to the Annual Financial Statements.

Voluntary prepayments of term loan — February 2015

We made a voluntary prepayment on our prior term loan of $25.0 million in February 2015.

Operating Results

Total revenue for the three months ended March 31, 2016 was $276.1 million compared to $248.1 million for the three months ended March 31, 2015. The revenue increase was primarily due to the inclusion of revenues of the Mavenir business, which was acquired on April 29, 2015. On a pro-forma basis, which includes the results of Mavenir for the first quarter of 2015, revenue increased by $1.9 million from $274.2 million primarily due to growth in the mobile and cloud segments, which was offset by a decline in our Enterprise segment. Our operating loss for the three months ended March 31, 2016 was $20.9 million compared to an operating loss of $5.2 million for the three months ended March 31, 2015 and compared to an operating loss of $34.3 million on a pro-forma basis, which includes the results of Mavenir for the first quarter of 2015. The lower operating loss compared to the pro-forma results for the comparative period was largely driven by higher gross margin percentage, primarily from the Mobile segment, and lower amortization of acquired intangibles as certain intangibles from prior acquisitions became fully amortized during fiscal 2015.

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

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three months ended March 31,				Change *
	2016		2015
	Amounts	% of Revenues	Amounts	% of Revenues	Amount
	(in millions, except percentages and per share amounts)
Revenues	$276.1		$248.1		$28.0
Cost of revenues	128.3	46.5%	117.7	47.4%	10.6

Gross margin	147.8	53.5%	130.4	52.6%	17.4

Expenses:
Selling, general and administrative	97.2	35.2%	81.6	32.9%	15.6
Research and development	36.8	13.3%	26.9	10.8%	9.9
Special charges and restructuring costs	15.8	5.7%	13.0	5.2%	2.8
Amortization of acquisition-related intangible assets	18.9	6.8%	14.1	5.7%	4.8

	168.7	61.1%	135.6	54.7%	33.1

Operating loss	(20.9)	(7.6)%	(5.2)	(2.1)%	(15.7)
Interest expense	(10.0)	(3.6)%	(4.6)	(1.9)%	(5.4)
Debt retirement costs	(1.3)	(0.5)%	(0.7)	(0.3)%	(0.6)
Other income (expense)	(0.7)	(0.3)%	15.4	6.2%	(16.1)

Income (loss) from operations, before income taxes	(32.9)	(11.9)%	4.9	2.0%	(37.8)
Income tax recovery	10.5	3.8%	0.4	0.2%	10.1

Net income (loss)	$(22.4)	(8.1)%	$5.3	2.1%	$(27.7)

Adjusted EBITDA, a non-GAAP measure	$25.6	9.3%	$30.4	12.3%	$(4.8)

Net income (loss) per common share
Basic	$(0.19)	$0.05
Diluted	$(0.19)	$0.05
Weighted-average number of common shares outstanding
Basic	120.9	100.1
Diluted	120.9	104.8

*	The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisition of Mavenir on April 29, 2015.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three months ended March 31
	2016	2015
	(in millions)
Net income (loss)	$(22.4)	$5.3
Adjustments:
Interest expense	10.0	4.6
Income tax expense (recovery)	(10.5)	(0.4)
Amortization and depreciation	25.4	19.3

	Three months ended March 31
	2016	2015
	(in millions)
Foreign exchange loss (gain)	1.0	(14.7)
Special charges and restructuring costs	15.8	13.0
Stock-based compensation	4.3	1.8
Debt retirement costs	1.3	0.7
Acquisition accounting for deferred revenue	0.7	0.8

Adjusted EBITDA	$25.6	$30.4

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

Results of Operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended March 31,				Change
	2016		2015
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Enterprise segment – product	$119.0	43.1%	$145.3	58.6%	$(26.3)	(18.1)
Enterprise segment – recurring	47.0	17.0%	48.6	19.6%	(1.6)	(3.3)
Enterprise segment – services	21.2	7.7%	20.4	8.2%	0.8	3.9
Cloud segment – product	16.0	5.8%	10.6	4.3%	5.4	50.9
Cloud segment – recurring	29.5	10.7%	23.3	9.4%	6.2	26.6
Cloud segment – services	0.3	0.1%	0.7	0.3%	(0.4)	(57.1)
Mobile segment – product	29.3	10.6%	—	—	29.3	—
Mobile segment – recurring	9.4	3.4%	—	—	9.4	—
Mobile segment – services	5.1	1.8%	—	—	5.1	—
Purchase accounting adjustments	(0.7)	(0.3)%	(0.8)	(0.3)%	0.1	(12.5)

	$276.1	100.0%	$248.1	100.0%	$28.0	11.3

Revenues increased primarily as the result of the acquisition of Mavenir in April 2015. Our revenues for the three months ended March 31, 2015 were $274.2 million on a pro-forma basis, which includes the results of Mavenir for the first quarter of 2015. The increase in revenues when compared to our pro-forma revenues was due to growth in our Cloud and Mobile segments, offset by a decline in our Enterprise segment. In the first quarter of 2016 when compared to the first quarter of 2015, there was a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the Euro and British pound sterling were weaker against the U.S. dollar by an average of 5.8% and 7.1%, respectively in the first quarter of 2016 when compared to the first quarter of 2015. We estimate that the change in foreign exchange rates accounted for an absolute 3.5% decrease of revenues. Excluding the effect of foreign exchange, we estimate revenues would have increased by 3.4% when compared to the pro-forma results, excluding the effect of purchase accounting adjustments.

Purchase accounting adjustments result in a reduction in revenue and are presented separately to reflect the nature of the adjustment. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. Although this purchase accounting adjustment has no impact on the Company’s business or cash flow, it adversely impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition.

Enterprise segment

When compared to the first quarter of 2015, enterprise segment product revenues decreased by $26.3 million, or 18.1%, to $119.0 million as a result of the unfavorable impact of foreign exchange rates and customers migrating to a cloud recurring model. When compared to the first quarter of 2015, our enterprise segment recurring and services revenues remained relatively consistent as enterprise segment recurring revenues decreased by $1.6 million, or 3.3%, to $47.0 million while enterprise segment services revenues increased by $0.8 million, or 3.9%, to $21.2 million.

Cloud segment

When compared to the first quarter of 2015, cloud segment product revenues increased by $5.4 million, or 50.9%, to $16.0 million and cloud segment recurring revenues increased by $6.2 million, or 26.6%, to $29.5 million as both new and existing customers transition to the cloud.

Mobile segment

When compared to the pro-forma results for the first quarter of 2015, mobile segment product revenues increased by $16.0 million to $29.3 million, mobile segment recurring revenues decreased by $0.3 million to $9.4 million and mobile segment services revenues decreased by $0.2 million to $5.1 million. The increase in mobile product revenues is due primarily to certain larger customer contracts that were completed in the first quarter of 2016.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended March 31,				Change
	2016		2015
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
		(in millions, except percentages)
Enterprise segment – product	$66.7	56.1%	$81.1	55.8%	$(14.4)	0.3
Enterprise segment – recurring	26.8	57.0%	26.9	55.3%	(0.1)	1.7
Enterprise segment – services	5.7	26.9%	6.2	30.4%	(0.5)	(3.5)
Cloud segment – product	10.0	62.5%	5.6	52.8%	4.4	9.7
Cloud segment – recurring	14.5	49.2%	11.0	47.2%	3.5	2.0
Cloud segment – services	0.1	33.3%	0.4	57.1%	(0.3)	(23.8)
Mobile segment – product	16.6	56.7%	—	—	16.6	—
Mobile segment – recurring	5.5	58.5%	—	—	5.5	—
Mobile segment – services	2.6	51.0%	—	—	2.6	—
Purchase accounting adjustments	(0.7)	—	(0.8)	—	0.1	—

	$147.8	53.5%	$130.4	52.6%	$17.4	0.9

In the first quarter of 2016, overall gross margin percentage increased by an absolute 0.9% to 53.5% compared to 52.6% for the first quarter of 2015. On a pro-forma basis, which includes the results of Mavenir for first quarter of 2015, gross margin percentage increased by an absolute 1.7% to 53.5%, primarily due to stronger gross margins in the Mobile segment and realized synergies from the integrations of Aastra and Mavenir, which were partially offset by the effect of unfavorable changes in foreign exchange rates.

When compared to the gross margin percentage for the first quarter of 2015, Enterprise segment product gross margin percentage increased by an absolute 0.3% to 56.1% and Enterprise segment recurring gross margin percentage increased by an absolute 1.7% to 57.0%, as realized synergies over the last 12 months were partially offset by the effect of unfavorable changes in foreign exchange rates (as a lower percentage of cost of sales is denominated in Euros and British pound sterling when compared to the percentage of revenues denominated in those currencies). Enterprise segment services gross margin decreased by an absolute 3.5%, largely due to the mix of contracts completed during the quarter.

When compared to the gross margin percentage for the first quarter of 2015, Cloud segment product gross margin percentage increased by an absolute 9.7% to 62.5% due primarily to a higher mix of software sales during the first quarter of 2016. Cloud segment recurring gross margin percentage increased by an absolute 2.0% to 49.2%, due largely to the effect of higher sales, as certain costs of sales are fixed.

When compared to the pro-forma gross margin percentage for the first quarter of 2015, overall Mobile segment gross margin percentage increased by an absolute 8.0% to 56.4% due primarily to the mix of software and service sales during the first quarter of 2016. We expect gross margin percentage to fluctuate quarter-to-quarter based on the customer mix and stage of new deployments.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 35.2% of revenues in the first quarter of 2016 from 32.9% in the first quarter of 2015, an increase of $15.6 million in absolute dollars. The increase in absolute dollars is primarily due to the acquisition of Mavenir in April 2015. Our SG&A expenses for the first quarter of 2016 included $4.3 million (first quarter of 2015—$1.8 million) of non-cash compensation expenses associated with employee stock options.

On a pro-forma basis, which includes the results of Mavenir for the first quarter of 2015, SG&A expenses for the first quarter of 2015 were $99.8 million, or 36.4% of revenues. SG&A expenses decreased in the first quarter of 2016 by $2.6 million when compared to the pro-forma results primarily due to realized synergies from the integrations of past acquisitions as well as the effect of foreign exchange rates.

We continue to monitor our cost base closely in an effort to keep our future operating expenditures in line with future revenue levels. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved in future years.

Research and Development (“R&D”)

R&D expenses in the first quarter of 2016 increased to 13.3% of revenues compared to 10.8% of revenues for the first quarter of 2015, an increase of $9.9 million in absolute dollars. The increase is primarily due to the acquisition of Mavenir in April 2015.

On a pro-forma basis, which includes the results of Mavenir for the first quarter of 2015, R&D expenses were $37.5 million for the first quarter of 2015, or 13.7% of revenues. R&D expense decreased in the first quarter of 2016 by $0.7 million when compared to the pro-forma results primarily due to realized synergies from the integration of Aastra and the effect of foreign exchange rates, which offset growth in R&D spending in the Mobile segment.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given period. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $15.8 million in the first quarter of 2016. The costs consisted of $5.1 million of employee-related charges, $0.6 million of facility-reduction related charges, $6.0 million of integration-related charges as well as $4.1 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 30 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of recent acquisitions, including the acquisition of Mavenir in April 2015. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the potential acquisition of Polycom, as described under “Significant Events and Recent Developments”, above.

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

Amortization of acquisition-related intangible assets

In the three months ended March 31, 2016, amortization of acquisition-related intangible assets increased to $18.9 million compared to $14.1 million for the three months ended March 31, 2015. The increase is due primarily to the acquisition of Mavenir on April 29, 2015.

Operating Income (Loss)

We reported an operating loss of $20.9 million in the first quarter of 2016 compared to an operating loss of $5.2 million in the first quarter of 2015. The operating loss for the first quarter of 2015 on a pro-forma basis, which includes the results of Mavenir for the first quarter of 2015, was $34.3 million. The lower operating loss compared to the pro-forma results for the comparative period was largely driven by higher gross margin due to higher sales and higher gross margin in the Cloud and Mobile segments and lower amortization of acquired intangibles, as described above.

Non-Operating Expenses

Interest Expense

Interest expense was $10.0 million in the first quarter of 2016 compared to $4.6 million in the first quarter of 2015. The increase in interest expense was due to higher debt levels as a result of the acquisition on Mavenir in April 2015, as described under “Significant Events and Recent Developments”, above.

Debt retirement costs

In the first quarter of 2016, we recorded debt retirement costs of $1.3 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million voluntary prepayment of our term loan in January 2016 and a $15.0 million voluntary prepayment of our term loan in March 2016.

In the first quarter of 2015, we recorded debt retirement costs of $0.7 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million voluntary prepayment of our term loan in February 2015.

Other income

For the first quarter of 2016, we recorded other expense of $0.7 million compared to other income of $15.4 million for the first quarter of 2015. The other expense in the first quarter of 2016 was primarily driven by foreign exchange loss of $1.0 million. The other income in the first quarter of 2015 was primarily driven by foreign exchange gains of $14.7 million. The foreign exchange gains recorded in the first quarter of 2015 primarily related to intercompany balances and were fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

Income tax expense

For the first quarter of 2016, we recorded a net income tax recovery of $10.5 million compared to a recovery of $0.4 million for the first quarter of 2015. The tax recoveries in the first quarter of 2016 and first quarter of 2015 were primarily due to the expected effective tax rate for the year, as well as tax recoveries on certain non-recurring items primarily related to the acquisitions and integration activities.

Net Income (Loss)

Our net loss for the first quarter of 2016 was $22.4 million compared to net income of $5.3 million in the first quarter of 2015. Net loss for the first quarter of 2015 on a pro-forma basis, which includes the results of Mavenir for the first quarter of 2015, was $28.1 million. The lower net loss compared to the pro-forma results for the comparative period was due to the lower operating loss and higher tax recovery, as described above, which was partially offset by the higher interest expense and lower other income, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss for the first quarter of 2016 includes a loss of $12.1 million related to the pension liability adjustments. At March 31, 2016, the pension valuation from December 31, 2015 for our U.K. and Switzerland pension plans were updated for actual investment performance and certain changes in assumptions. The increase in pension liability and corresponding other comprehensive loss was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rates. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $25.6 million in the first quarter of 2016 compared to $30.4 million in the first quarter of 2015, a decrease of $4.8 million. On a pro-forma basis, which includes the results of Mavenir for the first quarter of 2015, Adjusted EBITDA for the first quarter of 2015 was $17.9 million. On a pro-forma basis the increase of $7.7 million was the result of higher gross margin percentage, as well as lower SG&A and R&D costs, as described above.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Segmented information

As described in note 17 to the Interim Financial Statements, beginning in the first quarter of 2016, the primary financial measures of performance used by the chief operating decision maker were expanded to include segment income, which is gross margin less selling, general and administrative expenses, research and development expenses and other expense (income), excluding foreign exchange loss (gain). The following tables provide segment information for the first three quarters of 2015 and the year ended December 31, 2015.

	Three Months Ended March 31, 2015 (in millions)
	Enterprise	Cloud	Mobile(1)	Total(2)
Revenues
Product	$145.3	$10.6	—	$155.9
Recurring	48.6	23.3	—	71.9
Services	20.4	0.7	—	21.1

	214.3	34.6	—	248.9
Purchase accounting adjustments(3)	(0.8)	—	—	(0.8)

Total revenues	213.5	34.6	—	248.1

Gross margin
Product	81.1	5.6	—	86.7
Recurring	26.9	11.0	—	37.9
Services	6.2	0.4	—	6.6

	114.2	17.0	—	131.2
Purchase accounting adjustments(3)	(0.8)	—	—	(0.8)

Total gross margin	113.4	17.0	—	130.4

Selling, General and Administrative	68.5	13.1	—	81.6
Research and Development	21.3	5.6	—	26.9
Other expense (income)(4)	(0.6)	(0.1)	—	(0.7)

	Three Months Ended March 31, 2015 (in millions)
	Enterprise	Cloud	Mobile(1)	Total(2)
Segment income (loss)	$24.2	(1.6)	—	22.6

Other information
Depreciation and amortization	$4.5	$0.7	—	$5.2
Stock-based compensation	$1.5	$0.3	—	$1.8
Adjusted EBITDA	$31.0	$(0.6)	—	$30.4

(1)	The Mobile segment consists of the operations of Mavenir, acquired on April 29, 2015, as described in note 3 to the Interim Financial Statements.
(2)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(3)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.
(4)	Other expense (income) consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $14.7 million.

	Three Months Ended June 30, 2015 (in millions)
	Enterprise	Cloud	Mobile(1)	Total(2)
Revenues
Product	$146.8	$11.4	$23.1	$181.3
Recurring	47.6	25.3	6.4	79.3
Services	21.6	0.5	9.6	31.7

	216.0	37.2	39.1	292.3
Purchase accounting adjustments(3)	(0.8)	—	(14.6)	(15.4)

Total revenues	215.2	37.2	24.5	276.9

Gross margin
Product	83.0	6.1	11.9	101.0
Recurring	26.9	12.1	2.6	41.6
Services	8.0	0.3	5.7	14.0

	117.9	18.5	20.2	156.6
Purchase accounting adjustments(3)	(0.8)	—	(6.1)	(6.9)

Total gross margin	117.1	18.5	14.1	149.7

Selling, General and Administrative	69.4	13.4	9.0	91.8
Research and Development	20.9	5.4	7.7	34.0
Other expense (income)(4)	(0.3)	(0.1)	—	(0.4)

Segment income (loss)	$27.1	(0.2)	(2.6)	24.3

Other information
Depreciation and amortization	$4.4	$0.7	$1.0	$6.1
Stock-based compensation	$2.5	$0.4	$0.4	$3.3
Adjusted EBITDA	$34.8	$0.9	$4.9	$40.6

(1)	The Mobile segment consists of the operations of Mavenir from the date of acquisition of April 29, 2015, as described in note 3 to the Interim Financial Statements.

(2)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(3)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.
(4)	Other expense (income) consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $4.7 million.

	Three Months Ended September 30, 2015 (in millions)
	Enterprise	Cloud	Mobile(1)	Total(2)
Revenues
Product	$141.9	$11.8	$24.7	$178.4
Recurring	47.5	28.1	9.7	85.3
Services	19.3	0.5	10.2	30.0

	208.7	40.4	44.6	293.7
Purchase accounting adjustments(3)	(0.8)	—	(2.2)	(3.0)

Total revenues	207.9	40.4	42.4	290.7

Gross margin
Product	78.5	6.6	12.1	97.2
Recurring	27.9	13.3	5.6	46.8
Services	6.2	0.2	4.1	10.5

	112.6	20.1	21.8	154.5
Purchase accounting adjustments(3)	(0.8)	—	(1.0)	(1.8)

Total gross margin	111.8	20.1	20.8	152.7

Selling, General and Administrative	67.8	13.8	13.1	94.7
Research and Development	19.0	5.2	11.2	35.4
Other expense (income)(4)	(0.3)	—	(0.1)	(0.4)

Segment income (loss)	$25.3	1.1	(3.4)	23.0

Other information
Depreciation and amortization	$4.0	$0.8	$1.5	$6.3
Stock-based compensation	$2.8	$0.4	$0.6	$3.8
Adjusted EBITDA	$32.9	$2.3	$(0.3)	$34.9

(1)	The Mobile segment consists of the operations of Mavenir, acquired on April 29, 2015, as described in note 3 to the Interim Financial Statements.
(2)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(3)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.

(4)	Other expense (income) consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange loss of $0.9 million.

	Year Ended December 31, 2015 (in millions)
	Enterprise	Cloud	Mobile(1)	Total(2)
Revenues
Product	$594.1	$48.8	$86.8	$729.7
Recurring	192.2	104.8	26.1	323.1
Services	86.3	2.5	29.0	117.8

	872.6	156.1	141.9	1,170.6
Purchase accounting adjustments(3)	(2.9)	—	(10.0)	(12.9)

Total revenues	869.7	156.1	131.9	1,157.7

Gross margin
Product	329.7	27.2	47.6	404.5
Recurring	110.5	49.7	13.5	173.7
Services	29.7	1.3	14.4	45.4

	469.9	78.2	75.5	623.6
Purchase accounting adjustments(3)	(2.9)	—	(6.8)	(9.7)

Total gross margin	467.0	78.2	68.7	613.9

Selling, General and Administrative	273.0	54.5	35.5	363.0
Research and Development	80.4	21.8	29.2	131.4
Other expense (income)(4)	(1.6)	(0.3)	(0.2)	(2.1)

Segment income (loss)	$115.2	2.2	4.2	121.6

Other information
Depreciation and amortization	$16.9	$3.0	$4.1	$24.0
Stock-based compensation	$9.6	$1.6	$1.6	$12.8
Adjusted EBITDA	$144.6	$6.8	$16.7	$168.1

(1)	The Mobile segment consists of the operations of Mavenir from the date of acquisition of April 29, 2015, as described in note 3 to the Interim Financial Statements.
(2)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(3)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.
(4)	Other expense (income) consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $18.8 million.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months ended March 31, 2016 and March 31, 2015.

	Three months ended March 31,
	2016	2015	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$36.8	$21.1	$15.7
Investing activities	(5.0)	(1.1)	(3.9)
Financing activities	(41.0)	(26.3)	(14.7)
Effect of exchange rate changes on cash and cash equivalents	1.0	(4.2)	5.2

Increase (decrease) in cash and cash equivalents	$(8.2)	$(10.5)	$2.3

Cash Provided by Operating Activities

Net cash generated from operating activities in the first quarter of 2016 was $36.8 million compared to $21.1 million in the first quarter of 2015. The increase in cash provided by operating activities was primarily due to favorable changes in non-cash operating assets and liabilities in the first quarter of 2016 compared to the first quarter of 2015.

Cash Used in Investing Activities

Net cash used for investing activities was $5.0 million in the first quarter of 2016 compared to $1.1 million in the first quarter of 2015. The increase in cash used for investing in the first quarter of 2016 was due to the timing of additions to property, plant and equipment.

Cash Used in Financing Activities

Net cash used in financing activities in the first quarter of 2016 was $41.0 million compared to $26.3 million in the first quarter of 2015. The use of cash in the first quarter of 2016 was primarily due to the $25.0 million voluntary prepayment of our term loan in January 2016 and the $15.0 million voluntary prepayment of our term loan in March 2016. The use of cash in the first quarter of 2015 was primarily due to the $25.0 million voluntary prepayment of our term loan in February 2015.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $1.0 million during the first quarter of 2016 (first quarter of 2015—$4.2 million decrease).

Liquidity and Capital Resources

As of March 31, 2016, our liquidity consisted primarily of cash and cash equivalents of $83.4 million and an undrawn $50.0 million revolving facility. During the first quarter of 2016, we drew and subsequently repaid $15.0 million on our revolving facility. At March 31, 2016, we had $616.7 million outstanding under our term loan under our April 2015 Credit Facilities.

Cash and Cash Equivalents

At March 31, 2016, we had cash of $81.7 million and cash equivalents of $1.7 million (December 31, 2015 – cash of $90.3 million and cash equivalents of $1.3 million). Our cash equivalents generally consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

Credit Facilities

Our April 2015 Credit Facilities consist of an initial $660.0 million term loan, due in 2022, of which $43.3 million had been repaid by March 31, 2016, and an undrawn $50.0 million revolving facility, which matures in 2020. The April 2015 Credit Facilities, as amended in September 2015, contain certain affirmative and negative covenants, including a maximum Leverage Ratio, as described in note 13 to the Annual Financial Statements. The maximum Leverage Ratio applies to the Company for the period ending September 30, 2015 and for all fiscal quarters thereafter until maturity, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2015 through December 31, 2015	5.25:1.00
March 31, 2016	4.75:1.00
June 30, 2016 through September 30, 2016	4.25:1.00
December 31, 2016 through September 30, 2017	3.25:1.00
December 31, 2017 through September 30, 2018	3.00:1.00
December 31, 2018 through September 30, 2019	2.75:1.00
December 31, 2019 and thereafter	2.50:1.00

The Company’s maximum Leverage Ratio and actual Leverage Ratio is as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
September 30, 2015	5.25	3.87
December 31, 2015	5.25	4.23
March 31, 2016	4.75	3.89

Bank of America, N.A. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“BAML”) has provided us with a $1,085.0 million debt financing commitment to in connection with the pending acquisition of Polycom. If the acquisition is consummated, we intend to use the proceeds of the debt financing to refinance the April 2015 Credit Facilities and use the remaining proceeds to fund a portion of the acquisition consideration for Polycom shareholders. The funding of the debt financing is subject to certain customary closing conditions, including the completion of the Polycom acquisition. See “Overview – Significant Events and Recent Developments”.

Liquidity

The debt financing commitment of $1,085.0 million includes a revolving facility of $35.0 million, which would replace our current $50.0 million revolving facility. We believe that the new revolving facility along with our current cash balance and cash balance existing after the pending Polycom acquisition, will be sufficient liquidity to support the combined business operations of Mitel and Polycom for the next 12 months.

In the event the acquisition of Polycom is not concluded, we believe that with our existing cash balances and undrawn revolving credit facility we will have sufficient liquidity to support our business operations for the next 12 months.

However, in either circumstance, we may elect to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on restructuring and integration actions, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, changes in foreign exchange rates and the cost, timing and success of potential acquisitions. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under the applicable existing credit agreement.

In both circumstances, we believe that our sources of liquidity beyond the next 12 months will be from our then-current cash balances and our revolving credit facility.

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability increased to $140.9 million at March 31, 2016 from $126.6 million at December 31, 2015 due primarily to a decrease in the discount rate assumption during the first three months of 2016.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At March 31, 2016, the plan had an unfunded pension liability of $83.4 million (December 31, 2015 — $79.6 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the 2014 calendar year was determined to be $4.6 million (£3.2 million), and increases at an annual rate of 3% for the calendar years 2015 and 2016.

We have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At March 31, 2016, a liability of $32.1 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2015 – $22.1 million).

We have unfunded pension obligations in other jurisdictions, primarily in France and Germany. In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. At March 31, 2016, we had unfunded pension liabilities other jurisdictions, including France and Germany, totaling $25.4 million (December 31, 2015 – $24.9 million).

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2016:

	Payments Due by Year
Contractual Obligations	Last nine months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Long-term debt obligations (1)	$25.4	$34.0	$34.0	$34.0	$34.0	$661.9	$823.3
Capital lease obligations (2)	4.5	4.2	2.4	1.1	0.1	—	12.3
Operating lease obligations (3)	15.2	21.1	17.2	11.7	9.3	13.4	87.9
Defined benefit plan contributions (4)	2.8	—	—	—	—	—	2.8
Other	1.2	1.8	1.0	—	—	—	4.0

Total	$49.1	$61.1	$54.6	$46.8	$43.4	$675.3	$930.3

(1)	Represents the principal and interest payments on our term loan outstanding. Interest on our term loan is based on LIBOR plus 4.5% with LIBOR subject to a 1.0% floor. For the purposes of estimating the variable interest, the greater of the average three-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.0%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows as an estimate is not practicable.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on capital lease obligations range from 5.1% to 7.0%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2016 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Annual Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $20.2 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At March 31, 2016, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $43.1 million (December 31, 2015 —$45.7 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Annual Financial Statements included in our Annual Report, with updates to these policies described in note 2 to our Interim Financial Statements. The following critical accounting policies have been updated to reflect our results up to March 31, 2016:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.5% of the ending aggregate lease portfolio as of March 31, 2016 compared to 4.4% at December 31, 2015. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of March 31, 2016. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of March 31, 2016 and December 31, 2015, the provision represented 7.1% and 5.8% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first three months of 2016 are included in note 13 to the Interim Financial Statements.

For the three months ended March 31, 2016, stock-based compensation expense was $4.3 million (three months ended March 31, 2015—$1.8 million). As of March 31, 2016, there was $40.8 million of unrecognized stock-based compensation expense (December 31, 2015—$34.2 million). We expect this cost to be recognized over a weighted average period of 3.1 years (December 31, 2015—3.1 years).

Significant Recent Accounting Pronouncements

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU adds a Revenue from Contracts with Customers subtopic to the FASB ASC and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, to clarify certain guidance in ASU 2014-09. In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted no earlier than the first quarter of 2017. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements, which could impact the timing and amounts of revenue recognized.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The ASU also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2016, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In March and April, 2015, we were named a defendant in three purported stockholder class actions, two of which have been consolidated, that challenge the acquisition of Mavenir. Specifically, two stockholder actions challenging the acquisition of Mavenir—styled Nakoa v. Kohli, et al., C.A. No. 10757-VCP and Turberg v. Kohli, et al., C.A. No. 10779-VCP—were filed in the Delaware Court of Chancery on March 5 and 11, 2015, respectively. On March 23, 2015, the Court of Chancery entered an order consolidating these two complaints under the caption In re Mavenir Systems, Inc. Stockholders Litigation, Consol. C.A. No. 10757-VCP. On April 22, 2015, a Mavenir stockholder filed a separate complaint in the Delaware Court of Chancery in an action styled Isabel S. Rivera Cruz v. Mitel Networks Corporation, et al., C.A. No. 10936-VCP. The plaintiff in the Cruz action did not effect service of the complaint on the Company or any other named defendant. These stockholder complaints alleged, in part, that Mavenir’s directors breached their fiduciary duties in connection with the acquisition of Mavenir, and that we aided and abetted such alleged fiduciary breaches. On September 14, 2015 and January 22, 2016, the lead plaintiff in the consolidated action filed amended complaints, neither of which names us as a defendant. The operative complaint in the consolidated action, filed on January 22, 2016, names our subsidiary formerly known as Mavenir as a defendant. That complaint asserts a single cause of action against our subsidiary formerly known as Mavenir for an alleged breach of fiduciary duty relating to certain disclosures made to former Mavenir shareholders in connection with the acquisition of Mavenir. None of the complaints stated any amount of damages. On April 6, 2016, the parties to the consolidated action entered into a settlement term sheet which contemplates the settlement of the consolidated action and the release of various persons and entities, including but not limited to the Company and the defendants in the consolidated action (including our subsidiary formerly known as Mavenir), in consideration for which defendants and their insurer(s) will cause the sum of $3 million to be paid into a common fund for the class. The proposed settlement remains subject to the approval of the Court of Chancery, which has not yet scheduled a hearing to consider the proposed settlement. Also on April 6, 2016, the parties to the consolidated action entered into a stipulation and proposed order regarding the payment of mootness attorneys’ fees to counsel for the plaintiffs in the consolidated action, pertaining to certain claims mooted at an earlier stage of the consolidated action. The Court of Chancery granted that proposed order on April 8, 2016. Our subsidiary formerly known as Mavenir has indemnified the former directors of Mavenir who are defendants in the lawsuits. We continue to believe that the allegations in all of the complaints are without merit. Although we do not believe such litigation will have a material impact on our financial condition or results of operations, we cannot predict with certainty any such impact and whether the Court of Chancery will approve the proposed settlement of the consolidated action or the outcome of such litigation.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the fiscal period ended December 31, 2015. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

In addition to the risk factors previously disclosed in our Annual Report for the fiscal period ended December 31, 2015, the following are risks related to our pending acquisition of Polycom, which is discussed in Note 21—Subsequent Event in the notes accompanying the Interim Financial Statements included in this Report:

The pending acquisition of Polycom, which we refer to as the merger, is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the merger could have material adverse effects on Mitel.

The completion of the merger is subject to a number of conditions, including, among others, the approval by Mitel shareholders of the issuance of its common shares forming part of the merger consideration, the approval by Polycom stockholders of the merger and the receipt of certain other regulatory approvals, which make the completion and timing of the completion of the merger uncertain. See the description of the merger agreement contained in Mitel’s current report on Form 8-K filed on April 18, 2016 and the merger agreement filed as exhibit 2.1 thereto. The merger agreement contains certain termination rights for Mitel and Polycom, including the right of each party to terminate if, subject to extension in certain limited circumstances, the merger has not been consummated on or prior to October 13, 2016.

If the merger is not completed, Mitel’s ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the merger:

•	time and resources committed by Mitel’s management to matters relating to the merger could otherwise have been devoted to pursuing other beneficial opportunities for Mitel; and

•	Mitel will be required to pay its costs relating to the merger, such as legal, accounting, financial advisory and printing fees, whether or not the merger is completed.

In addition, if the merger is not completed, Mitel could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against Mitel to perform its obligations under the merger agreement. The materialization of any of these risks could adversely impact Mitel’s ongoing businesses.

Similarly, delays in the completion of the merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the merger.

The merger agreement contains provisions that limit Mitel’s ability to pursue alternatives to the merger, could discourage a potential competing acquirer of Mitel from making a favorable alternative transaction proposal and, in specified circumstances, could require Mitel to pay a substantial termination fee to Polycom.

The merger agreement contains certain provisions that restrict Mitel’s ability to initiate, solicit, knowingly encourage or, subject to certain exceptions, engage in discussions or negotiations with respect to, or approve or recommend, any third-party proposal for an alternative transaction. These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of Mitel pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the per share cash or market value proposed to be realized in the merger. In particular, a termination fee, if applicable, could result in a potential third-party acquirer or merger partner proposing to pay a lower price to the Mitel shareholders than it might otherwise have proposed to pay absent such a fee. If the merger agreement is terminated and Mitel determines to seek another business combination, Mitel may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the merger. In some circumstances, upon termination of the merger agreement, Mitel could be required to pay to Polycom a termination fee of $50 million. In the event that Mitel is required under the merger agreement to pay the termination fee to Polycom, there is no assurance that Mitel will have sufficient funds or other resources to satisfy its obligation to pay such fee. Further, if the merger agreement is terminated, Mitel may be unable to comply with covenants in its existing credit facilities, particularly in a case where Mitel is required to pay the termination fee to Polycom. Failure to comply with any of the covenants in its existing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, Mitel might not have sufficient funds or other resources to satisfy all of its obligations.

The merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on Mitel or the combined company or, if not obtained, could prevent completion of the merger.

Before the merger may be completed, any waiting period (or extension thereof) applicable to the merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the merger must have been obtained, in each case, under applicable law. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the business of Mitel and its subsidiaries following the merger, including Polycom and its subsidiaries, which we refer to as the combined company. There can be no assurance that regulators will choose not to impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the merger. Under the merger agreement, Mitel and Polycom have agreed to use their reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities, except that Mitel will not be required to agree to any condition or limitation that would, or would reasonably be expected to, have a material adverse effect on Mitel.

Mitel is subject to contractual restrictions while the proposed merger is pending, which could adversely affect Mitel’s business and operations. In addition, it is possible that the merger could have an adverse effect on Mitel’s relationship with its customers, channel partners, suppliers, and other persons with whom Mitel has a business relationship.

Under the terms of the merger agreement, Mitel is subject to certain restrictions on the conduct of its business prior to completing the merger, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect each party’s businesses and operations prior to the completion of the merger. The risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the merger.

Completion of the merger may trigger change in control or other provisions in certain agreements to which Polycom or Mitel is a party, which may have an adverse impact on the combined company’s business and results of operations.

The completion of the merger may trigger change in control and other provisions in certain agreements to which Polycom or Mitel is a party. If Mitel and Polycom are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if Mitel and Polycom are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Polycom, Mitel or the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations.

The combined company may be unable to successfully integrate the businesses of Mitel and Polycom and realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the combined company’s ability to successfully combine the businesses of Mitel and Polycom, which currently operate as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of Mitel’s common shares may be harmed. Additionally, rating agencies may take negative actions against the combined company.

The merger involves the integration of Polycom’s business with Mitel’s existing business, which is a complex, costly and time-consuming process. The integration of the two companies may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the merger;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	maintaining relationships with key customers and suppliers;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in federal, state or foreign laws or regulations, and any regulations enacted thereunder; and

•	unforeseen expenses or delays associated with the merger.

Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations and cash flows.

Mitel and Polycom are currently permitted to conduct only limited planning for the integration of the two companies following the merger and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

Mitel shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over the policies of the combined company than they now have on the policies of Mitel.

Mitel shareholders presently have the right to vote in the election of the Mitel board of directors and on other matters affecting Mitel. Immediately after the merger is completed, it is expected that current Mitel shareholders will own approximately 40% of the combined company’s common shares outstanding and current Polycom stockholders will own approximately 60% of the combined company’s common shares outstanding, respectively. As a result, current Mitel shareholders will have less influence on the policies of the combined company than they now have on the policies of Mitel.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the merger.

Following the completion of the merger, the size of the combined company’s business will be significantly larger than the current size of either Mitel’s or Polycom’s respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurance that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

The combined company is expected to incur substantial expenses related to the completion of the merger and the integration of Mitel and Polycom.

The combined company is expected to incur substantial expenses in connection with the completion of the merger and the integration of Mitel and Polycom. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of these costs will be non-recurring expenses related to the merger (including financing of the merger), facilities and systems consolidation costs. The combined company may incur additional costs to maintain employee morale and to retain key employees. Mitel and Polycom will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the merger, rating agencies may take negative actions with regard to the combined company’s credit ratings, which may increase the combined company’s costs in connection with the financing of the merger. These incremental transaction and merger-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term and in the event there are material unanticipated costs.

The combined company will have significant indebtedness.

Upon completion of the merger, the combined company expects to incur approximately $1.1 billion in indebtedness. The combined company will have consolidated indebtedness that is greater than the current indebtedness of Mitel and Polycom, combined, prior to the merger. In addition, if the merger is consummated, market conditions could cause the overall cost of the indebtedness to be higher than Mitel currently anticipates. Such indebtedness could have the effect, among other things, of reducing the flexibility of the combined company to respond to changing business and economic conditions and increasing borrowing costs. This indebtedness, together with certain covenants that may be imposed on the combined company in connection with incurring this indebtedness, will, among other things, reduce the combined company’s flexibility to respond to changing business and economic conditions and will increase the interest expense of the combined company as compared to the interest expense of Mitel prior to the merger. In addition, the amount of cash required to service such indebtedness and thus the demands on the combined company’s cash resources will be greater than the amount of cash flows required to service Mitel’s indebtedness prior to the consummation of the merger. Such increased levels of indebtedness could also reduce funds available for the combined company’s investments in product development as well as capital expenditures, share repurchases and other activities and may create competitive disadvantages relative to other companies with lower debt levels.

In addition, the combined company’s credit ratings will impact the cost and availability of future borrowings and, accordingly, the combined company’s cost of capital. The combined company’s ratings will reflect each rating organization’s opinion of the combined company’s financial strength, operating performance and ability to meet its debt obligations. There can be no assurance that ratings will be maintained in the future. Downgrades in the combined company’s ratings could adversely affect the combined company’s businesses, cash flows, financial condition, operating results and share and debt prices.

The financing arrangements that the combined company will enter into in connection with the merger will contain restrictions and limitations that could significantly impact the combined company’s ability to operate its business.

Mitel is incurring significant new indebtedness in connection with the merger. Mitel and Polycom expect that the agreements governing the indebtedness that the combined company will incur in connection with the merger will contain covenants that will place limitations on the dollar amounts paid or other actions relating to:

•	payments in respect of, or redemptions or acquisitions of, debt or equity issued by the combined company or its subsidiaries, including the payment of dividends on Mitel common shares;

•	incurring additional indebtedness;

•	incurring guarantee obligations;

•	engaging in sales or other dispositions of assets;

•	creating liens on assets;

•	entering into sale and leaseback transactions;

•	making investments, loans or advances;

•	entering into hedging transactions;

•	engaging in mergers, consolidations or sales of all or substantially all of their respective assets; and

•	engaging in certain transactions with affiliates.

In addition, the combined company will be required to maintain a maximum consolidated total net leverage ratio as set forth in the agreements governing such indebtedness. The combined company’s ability to comply with this covenant in future periods will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond the combined company’s control. The ability to comply with this covenant in future periods will also depend on the combined company’s ability to successfully implement its overall business strategy and realize contemplated merger synergies.

Various risks, uncertainties and events beyond the combined company’s control could affect its ability to comply with the covenants contained in its debt agreements. Failure to comply with any of the covenants in its existing or future financing agreements could result in an event of default under those agreements and under other agreements containing cross-default provisions. An event of default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, the combined company might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by financing agreements on the combined company’s ability to incur additional debt and to take other actions might significantly impair its ability to obtain other financing.

Mitel has obtained a commitment letter from Bank of America, N.A. However, the definitive loan documents have not been finalized.

Mitel could be treated as a U.S. corporation for U.S. federal income tax purposes, which would subject Mitel and its U.S. affiliates to certain adverse U.S. federal income tax rules following the merger.

Mitel is, and after the merger generally would be, classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) for U.S. federal income tax purposes because it is incorporated under the laws of Canada. Mitel could, however, be treated as a U.S. corporation under Section 7874 of the Internal Revenue Code of 1986, as amended, which is referred to as Section 7874, if, after the merger, the former stockholders of Polycom own 80% or more (by vote or value) of the Mitel common shares by reason of their ownership of Polycom common stock. In such case, Mitel would be subject to substantial additional U.S. tax liability. Regardless of any application of Section 7874, Mitel is expected to be treated as a Canadian tax resident for Canadian tax purposes. Consequently, if Mitel were to be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874, it could be liable for both U.S. and Canadian taxes. For purposes of Section 7874, Polycom stockholders should be treated as owning less than 80% of the Mitel common shares after the merger by reason of holding shares of Polycom common stock. and therefore it is expected that Mitel will not be treated as a U.S. corporation for U.S. federal income tax purposes. But the rules under Section 7874 are relatively new and complex, and there is limited guidance regarding their application. In particular, the Section 7874 ownership percentage is subject to various adjustments, and the guidance regarding Section 7874, including with respect to the application of the ownership tests described above, is limited and subject to change. As a result, the determination of the Section 7874 ownership percentage is complex and is subject to factual and legal uncertainties. Many of these rules have not yet been finalized and, until they are finalized, their precise scope, application and effect will remain unclear. Accordingly, there can be no assurance that the Section 7874 ownership percentage of the Polycom stockholders will be less than 80% as determined under such rules. In addition, because the cash portion of the consideration payable to Polycom stockholders in connection with the merger is fixed, based on the operation of these rules, a dramatic decline in the trading price of Mitel common shares could cause the Section 7874 ownership percentage to equal or exceed 80%, in which case Mitel would be treated as a U.S. corporation for U.S. federal income tax purposes,

In addition to the foregoing risks under current law, changes to Section 7874, or the U.S. Treasury regulations promulgated thereunder, could affect Mitel’s status as a non-U.S. corporation for U.S. federal income tax purposes, and any such changes could have prospective or retroactive application, and may apply even if enacted after the merger is consummated.

Recent proposals have aimed to expand the scope of U.S. corporate tax residence, including in such a way as would cause Mitel to be treated as a U.S. corporation if the management and control of Mitel and its affiliates were determined to be located primarily in the United States. Other recent proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. For example, a provision in proposals introduced in the U.S. Congress, which, if enacted in their present form, would be effective retroactively to any transactions completed after May 8, 2014, would, among other things, treat a foreign acquiring corporation as a U.S. corporation for U.S. federal income tax purposes under Section 7874 if the former shareholders of a U.S. corporation acquired by such foreign acquiring corporation own more than 50% of the shares of the foreign acquiring corporation after the acquisition. Under such proposals Mitel would be treated as a U.S. corporation for U.S. federal income tax purposes. Other recent proposals, if enacted, could cause Mitel and its affiliates to be subject to certain intercompany financing limitations, including with respect to their ability to use certain interest expense deductions, and could cause Mitel and its affiliates to recognize additional taxable income. Any such proposals could have a significant adverse effect on the combined company.

It should be noted that neither (1) a change or proposed change in Section 7874 nor (2) a decline in the trading price of a Mitel common share that would result in Mitel being treated as a domestic corporation for U.S. federal income tax purposes as of the effective time of the merger will give Mitel or Polycom any right to avoid or delay closing of the merger. However, in any such case, the parties will consider in good faith changes to the structure of the transaction that would avoid or materially reduce the adverse consequences of such event.

Change in tax law may adversely affect the combined company.

The U.S. Congress, the Organization for Economic Co-operation and Development, and other government agencies in jurisdictions where Mitel and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. Specific attention has been paid to “base erosion and profit shifting”, where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which Mitel and its affiliates do business could change on a prospective or retroactive basis, and any such change could adversely affect Mitel, including by reducing the economic benefits expected to be generated by the common ownership of the two businesses.

The market price of the combined company’s common shares may be affected by factors different from those affecting the price of Mitel common shares.

As the businesses of Mitel and Polycom are different, the results of operations as well as the price of the combined company’s common shares may in the future be affected by factors different from those factors affecting Mitel. The combined company will face additional risks and uncertainties that Mitel or Polycom may currently not be exposed to as independent companies.

Resales of Mitel common shares following the merger may cause the market price of Mitel common shares to fall.

Mitel expects to issue a significant number of common shares in connection with the merger. The issuance of these new shares and the sale of additional shares that may become eligible for sale in the public market from time to time upon exercise of options could have the effect of depressing the market price for Mitel common shares. The increase in the number of Mitel common shares may lead to sales of such Mitel common shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, Mitel common shares.

The market price of Mitel’s common shares may decline as a result of the merger.

The market price of Mitel common shares may decline as a result of the merger if, among other things, the combined company is unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of Mitel’s and Polycom’s businesses are not realized, or if the transaction costs related to the merger are greater than expected, or if the financing related to the merger is on unfavorable terms. The market price also may decline if the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on the combined company’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this Report, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2016.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 31, 2015; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.