Form 10-Q
period 2016-06-30
MITEL NETWORKS CORP
filed 2016-08-04
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 121,597,253 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$61.2	$91.6
Accounts receivable (net of allowance for doubtful accounts of $17.6 and $17.9, respectively)	258.3	290.2
Sales-type lease receivables (net) (note 4)	8.7	12.6
Inventories (net) (note 5)	91.6	92.8
Other current assets (note 6)	87.4	75.4

	507.2	562.6
Non-current portion of sales-type lease receivables (net) (note 4)	17.9	17.0
Deferred tax asset	174.9	159.4
Property and equipment (net)	52.5	54.7
Identifiable intangible assets (net) (note 7)	353.4	389.9
Goodwill	658.6	658.6
Other non-current assets	10.5	10.5

	$1,775.0	$1,852.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$266.7	$249.4
Current portion of deferred revenue	105.1	112.3
Current portion of long-term debt (note 10)	5.2	11.7

	377.0	373.4
Long-term debt (note 10)	590.7	633.6
Long-term portion of deferred revenue	36.9	40.1
Deferred tax liability	19.8	28.2
Pension liability (note 11)	150.8	126.6
Other non-current liabilities	33.9	35.8

	1,209.1	1,237.7

Commitments, guarantees and contingencies (note 12)
Shareholders’ equity:
Common shares, without par value — unlimited shares authorized; issued and outstanding: 121.5 and 120.8, respectively (note 13)	1,421.6	1,414.2
Warrants (note 14)	39.1	39.1
Additional paid-in capital	51.3	49.0
Accumulated deficit	(752.5)	(719.3)
Accumulated other comprehensive loss	(193.6)	(168.0)

	565.9	615.0

	$1,775.0	$1,852.7

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues	307.2	276.9	583.3	525.0
Cost of revenues	135.0	127.2	263.3	244.9

Gross margin	172.2	149.7	320.0	280.1

Expenses:
Selling, general and administrative	96.4	91.8	193.6	173.4
Research and development	40.6	34.0	77.4	60.9
Special charges and restructuring costs (note 16)	25.3	14.3	41.1	27.3
Amortization of acquisition-related intangible assets	18.1	19.4	37.0	33.5

	180.4	159.5	349.1	295.1

Operating loss	(8.2)	(9.8)	(29.1)	(15.0)
Interest expense	(9.8)	(7.8)	(19.8)	(12.4)
Debt retirement and other debt costs (note 10)	(0.4)	(8.4)	(1.7)	(9.1)
Other income (note 20)	1.4	5.1	0.7	20.5

Loss before income taxes	(17.0)	(20.9)	(49.9)	(16.0)
Current income tax recovery (expense)	(1.1)	(5.5)	(3.2)	(6.0)
Deferred income tax recovery (expense)	7.3	14.8	19.9	15.7

Net loss	$(10.8)	$(11.6)	$(33.2)	$(6.3)

Net loss per common share
Basic	$(0.09)	$(0.10)	$(0.27)	$(0.06)
Diluted	$(0.09)	$(0.10)	$(0.27)	$(0.06)
Weighted-average number of common shares outstanding (note 15)
Basic	121.3	113.7	121.2	107.0
Diluted	121.3	113.7	121.2	107.0

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net loss	$(10.8)	$(11.6)	$(33.2)	$(6.3)

Other comprehensive income (loss):
Foreign currency translation adjustments	(2.6)	(4.3)	(1.6)	(27.4)
Pension liability adjustments	(11.9)	11.2	(24.0)	(14.4)

	(14.5)	6.9	(25.6)	(41.8)

Comprehensive loss	(25.3)	(4.7)	(58.8)	(48.1)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2014	100.1	$1,216.3	$39.1	$38.0	$(698.6)	$(147.0)	$447.8

Comprehensive income (loss)	—	—	—	—	5.3	(48.7)	(43.4)
Exercise of stock options and vesting of restricted stock units	0.1	1.4	—	(0.6)	—	—	0.8
Stock-based compensation	—	—	—	1.8	—	—	1.8

Balance at March 31, 2015	100.2	$1,217.7	$39.1	$39.2	$(693.3)	$(195.7)	$407.0

Comprehensive income (loss)	—	—	—	—	(11.6)	6.9	(4.7)
Exercise of stock options and vesting of restricted stock units	0.2	1.6	—	(1.2)	—	—	0.4
Stock-based compensation	—	—	—	3.3	—	—	3.3
Issuance of shares (note 3)	19.7	189.2	—	—	—	—	189.2
Stock options issued as consideration for the acquisition of Mavenir (note 3)	—	—	—	2.8	—	—	2.8

Balance at June 30, 2015	120.1	$1,408.5	$39.1	$44.1	$(704.9)	$(188.8)	$598.0

Comprehensive income (loss)	—	—	—	—	(8.1)	3.9	(4.2)
Exercise of stock options and vesting of restricted stock units	0.2	2.0	—	(1.4)	—	—	0.6
Stock-based compensation	—	—	—	3.8	—	—	3.8

Balance at September 30, 2015	120.3	$1,410.5	$39.1	$46.5	$(713.0)	$(184.9)	$598.2

Comprehensive income (loss)	—	—	—	—	(6.3)	16.9	10.6
Exercise of stock options and vesting of restricted stock units	0.5	3.7	—	(1.4)	—	—	2.3
Stock-based compensation	—	—	—	3.9	—	—	3.9

Balance at December 31, 2015	120.8	$1,414.2	$39.1	$49.0	$(719.3)	$(168.0)	$615.0

Comprehensive income (loss)	—	—	—	—	(22.4)	(11.1)	(33.5)
Exercise of stock options and vesting of restricted stock units	0.3	3.0	—	(2.8)	—	—	0.2
Stock-based compensation	—	—	—	4.3	—	—	4.3

Balance at March 31, 2016	121.1	$1,417.2	$39.1	$50.5	$(741.7)	$(179.1)	$586.0

Comprehensive income (loss)	—	—	—	—	(10.8)	(14.5)	(25.3)
Exercise of stock options and vesting of restricted stock units	0.4	4.4	—	(3.1)	—	—	1.3
Stock-based compensation	—	—	—	3.9	—	—	3.9

Balance at June 30, 2016	121.5	$1,421.6	$39.1	$51.3	$(752.5)	$(193.6)	$565.9

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
CASH PROVIDED BY (USED IN)
Operating activities:
Net loss	$(10.8)	$(11.6)	$(33.2)	$(6.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	24.4	25.5	49.8	44.8
Stock-based compensation	3.9	3.3	8.2	5.1
Deferred income tax expense (recovery)	(7.3)	(14.8)	(19.9)	(15.7)
Non-cash portion of debt retirement and other debt costs (note 10)	0.4	8.4	1.7	9.1
Non-cash movements in provisions	(1.7)	0.2	(0.8)	(0.7)
Change in non-cash operating assets and liabilities (note 18)	(12.9)	(12.9)	27.0	(17.1)

Net cash provided by (used in) operating activities	(4.0)	(1.9)	32.8	19.2

Investing activities:
Additions to property, equipment and intangible assets	(2.3)	(6.2)	(7.3)	(7.3)
Acquisitions, net of cash acquired (note 3)	—	(343.7)	—	(343.7)

Net cash used in investing activities	(2.3)	(349.9)	(7.3)	(351.0)

Financing activities:
Proceeds from issuance of long-term debt (note 10)	—	653.4	—	653.4
Repayment of senior credit facilities (note 10)	(13.6)	(279.1)	(53.6)	(304.1)
Repayment of acquired long-term debt (note 3)	—	(30.4)	—	(30.4)
Borrowings under the revolving credit facility	21.0	—	36.0	—
Repayments under the revolving credit facility	(21.0)	—	(36.0)	—
Payment of deferred financing costs and other debt costs (note 10)	—	(17.2)	—	(17.2)
Repayment of capital lease liabilities and other long-term debt	(1.6)	(1.8)	(2.8)	(3.9)
Proceeds from issuance of common shares from option exercises	1.3	0.4	1.5	1.2

Net cash provided by (used in) financing activities	(13.9)	325.3	(54.9)	299.0

Effect of exchange rate changes on cash and cash equivalents	(2.0)	1.7	(1.0)	(2.5)

Net decrease in cash and cash equivalents	(22.2)	(24.8)	(30.4)	(35.3)
Cash and cash equivalents, beginning of period	83.4	100.8	91.6	111.3

Cash and cash equivalents, end of period	$61.2	$76.0	$61.2	$76.0

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2016 and June 30, 2015

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

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, to clarify certain guidance in ASU 2014-09 and in May 2016, the FASB issued ASU 2016-12 to provide narrow-scope improvements and practical expedients to ASU 2014-09. In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted no earlier than the first quarter of 2017. The Company is currently evaluating the effect the adoption of these ASUs will have on its consolidated financial statements, which could impact the timing and amounts of revenue recognized.

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

Credit losses on financial instruments

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses” to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

3. ACQUISITIONS

a) Mavenir – April 2015

On April 29, 2015, Mitel acquired Mavenir Systems, Inc. (“Mavenir”) (NYSE:MVNR), a global provider of software-based networking solutions for mobile carriers. Mitel acquired all of the outstanding common shares of Mavenir in exchange for $325.2 cash and 19.7 million Mitel shares. In addition, Mitel agreed to cash out all in-the-money, vested Mavenir stock options and, in exchange for all out-of-the-money and unvested Mavenir stock options, issue 2.5 million Mitel stock options with economically similar terms. In conjunction with the acquisition, the Company completed a refinancing of its long-term senior debt, as described in note 10. The total consideration given for the transaction was as follows:

April 29, 2015
Cash paid to Mavenir shareholders	$325.2
Cash paid to Mavenir optionholders(1)	28.1
Value of Mitel common shares issued to Mavenir shareholders(2)	189.2
Value of Mitel options relating to past service issued to Mavenir optionholders(3)	2.8

Total consideration given	$545.3

(1)	Cash paid to Mavenir optionholders for vested, in-the-money options.
(2)	Fair value of the 19.7 million Mitel common shares issued to Mavenir shareholders valued at $189.2 based on the closing price of a Mitel common share on the NASDAQ stock market on April 28, 2015.
(3)	In exchange for all unvested in-the-money Mavenir stock options and all vested and unvested out-of-the-money Mavenir stock options, Mitel issued 2.5 million Mitel stock options with economically similar terms. Using a Black-Scholes valuation with assumptions consistent with grants made in the normal course as described in note 16 to the Annual Financial Statements, the fair value of the 2.5 million stock options totaled $13.0. Based on the vesting period of the original Mavenir stock options, $2.8 was determined to relate to past service and is considered part of the total consideration. The remaining amount is recorded as stock-based compensation expense by Mitel based on the vesting period.

Mavenir’s results of operations are included in the results of operations of the combined entity from the date of acquisition. The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the period:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Operations
Revenues	$282.8	$557.0
Net loss	$(37.3)	$(65.4)
Net loss per share	$(0.31)	$(0.54)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the period and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	Amortization of intangible assets that arose from the acquisition of $31.6 per year;

•	A reduction to revenue as a result of the valuation of the deferred revenue acquired being below Mavenir’s historical book value as well as the valuation of in-progress contracts. The reduction for the three and six months ended June 30, 2015 was $0.1 and $2.3 (relating to the pro-forma period from January 1, 2015 to April 29, 2015); and

•	A tax provision based on an estimated effective tax rate of nil as a result of previously unrecognized tax loss carryforwards.

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

	June 30, 2016				December 31, 2015
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$4.8	$(0.8)		$4.0	$5.6	$(0.9)		$4.7
Current portion of investment in sales-type leases	9.0	(0.3)		8.7	13.0	(0.4)		12.6
Non-current portion of investment in sales-type leases	18.3	(0.4)		17.9	17.5	(0.5)		17.0

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	32.1	(1.5)		30.6	36.1	(1.8)		34.3
Sold rental payments remaining unbilled	43.9	(1.5	)(1)	42.4	47.6	(1.9	)(1)	45.7

Total of sales-type leases unsold and sold	$76.0	$(3.0)		$73.0	$83.7	$(3.7)		$80.0

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three and six months ended June 30, 2016, the Company sold $5.0 and $8.9, respectively of rental payments and recorded gains on sale of those rental payments of $0.7 and $1.4, respectively (three months and six months ended June 30, 2015—sold $3.5 and $6.8, respectively and recorded gains of $0.7 and $1.2, respectively). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of June 30, 2016

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.5	$1.4	$0.9	$2.3	$4.8
Investment in sold and unsold sales-type lease receivables	65.0	6.1	0.1	6.2	71.2

Total gross sales-type leases	67.5	7.5	1.0	8.5	76.0
Allowance	(1.4)	(0.8)	(0.8)	(1.6)	(3.0)

Total net sales-type leases	$66.1	$6.7	$0.2	$6.9	$73.0

Aging Analysis as of December 31, 2015

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$3.1	$1.6	$0.9	$2.5	$5.6
Investment in sold and unsold sales-type lease receivables	67.6	10.2	0.3	10.5	78.1

Total gross sales-type leases	70.7	11.8	1.2	13.0	83.7
Allowance	(1.5)	(1.1)	(1.1)	(2.2)	(3.7)

Total net sales-type leases	$69.2	$10.7	$0.1	$10.8	$80.0

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, December 31, 2014	$(4.3)
Write-offs	0.6

Allowance for credit losses on sales-type leases, December 31, 2015	$(3.7)

Write-offs	0.2

Allowance for credit losses on sales-type leases, March 31, 2016	$(3.5)

Write-offs	0.4
Recoveries	—
Provision	0.1

Allowance for credit losses on sales-type leases, June 30, 2016	$(3.0)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	June 30, 2016	December 31, 2015
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$3.8	$4.2
Allowance against sales-type leases individually evaluated for impairment	(1.5)	(1.9)

Sales-type leases individually evaluated for impairment, net	$2.3	$2.3

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$72.2	$79.5
Allowance against sales-type leases collectively evaluated for impairment	(1.5)	(1.8)

Sales-type leases collectively evaluated for impairment, net	$70.7	$77.7

5. INVENTORIES

	June 30, 2016	December 31, 2015
Raw materials	$6.4	$5.9
Finished goods(1)	86.7	87.4
Service inventory	6.4	6.9
Less: provision for excess and obsolete inventory(1)	(7.9)	(7.4)

	$91.6	$92.8

(1)	At June 30, 2016, finished goods are recorded net of approximately $16.0 of historical inventory provision remaining from acquisitions, as discussed in note 3 of the Annual Financial Statements (December 31, 2015 - $17.0). This amount will decrease as the related inventory acquired is sold or written off.

6. OTHER CURRENT ASSETS

	June 30, 2016	December 31, 2015
Prepaid expenses and deferred charges	$36.3	$31.3
Unbilled receivables	26.2	23.7
Due from related parties (note 9)	0.2	0.5
Income tax receivable	9.1	8.5
Other receivables	13.4	10.1
Restricted cash	2.2	1.3

	$87.4	$75.4

7. IDENTIFIABLE INTANGIBLE ASSETS

	June 30, 2016			December 31, 2015
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$342.8	$(101.3)	$241.5	$342.8	$(74.1)	$268.7
Customer relationships	126.9	(23.6)	103.3	126.9	(14.5)	112.4
Patents, trademarks and other	34.0	(25.4)	8.6	32.1	(23.3)	8.8

	$503.7	$(150.3)	$353.4	$501.8	$(111.9)	$389.9

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2016	December 31, 2015
Trade payables	$68.8	$65.6
Employee-related payables	48.8	47.6
Accrued liabilities	97.8	72.7
Restructuring, warranty and other provisions	24.5	31.8
Due to related parties (note 9)	0.7	0.8
Other payables	26.1	30.9

	$266.7	$249.4

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

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and six months ended June 30, 2016, Mitel recorded lease expense for base rent and operating costs of $1.2 and $2.3, respectively (three and six months ended June 30, 2015—$1.1 and $2.1, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.6 and $0.5, respectively, for the three months ended June 30, 2016 (three months ended June 30, 2015—$0.7 and $0.8, respectively) and were $0.9 and $1.7, respectively, for the six months ended June 30, 2016 (six months ended June 30, 2015—$1.8 and $1.3, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

10. LONG-TERM DEBT

	June 30, 2016	December 31, 2015
Term loan, seven year term, maturing April 2022	603.1	656.7
Unamortized original issue discount, recorded net against term loan	(5.2)	(6.1)
Unamortized debt issue costs, recorded net against term loan	(13.8)	(16.1)
Capital leases, at interest rates varying from 5.1% to 7.0%, maturity dates of up to four years, secured by the leased assets	11.8	10.6
Other	—	0.2

	595.9	645.3
Less: current portion	(5.2)	(11.7)

	$590.7	$633.6

July 2016, June 2016, March 2016 and January 2016 and February 2015 debt prepayments

Subsequent to the end of the second quarter of 2016, in July 2016, the Company made a prepayment of $11.5 on its term loan.

In June 2016, Mitel made a prepayment of $13.6 on its term loan. As a result, the Company recorded debt retirement costs of $0.4 in the second quarter of 2016 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

In March 2016, Mitel made a voluntary prepayment of $15.0 on its term loan. In January 2016, Mitel made a voluntary prepayment of $25.0 on its term loan. As a result, the Company recorded debt retirement costs of $1.3 in the first quarter of 2016 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

Voluntary prepayments can be applied against mandatory principal repayments under the credit facility. As a result, at June 30, 2016, no amount of the term loan has been recorded as current (December 31, 2015 – $6.6).

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

11. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans primarily in the U.K., France and Germany as well as a multiple-employer defined benefit pension plan in Switzerland. At June 30, 2016, the net pension liability was $150.8 (December 31, 2015—$126.6). The increase in liability from December 31, 2015 was primarily due to an increase in the U.K. and Switzerland pension plan liabilities due to updated pension valuations. At June 30, 2016, the U.K. and Switzerland pension plan valuations from December 31, 2015 were updated for actual investment performance and certain changes in assumptions. The increases in the pension liabilities were primarily due to increases in the accrued benefits obligations resulting from decreases in the discount rates since December 31, 2015. The discount rates were determined on a consistent basis and reflect prevailing rates available on high-quality, fixed income debt instruments.

The Company’s net periodic benefit cost was as follows:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Defined contribution plans
Contribution expense	$3.3	$2.8	$7.7	$6.0
Defined benefit plans
Current service cost	0.6	0.8	1.3	1.6
Interest cost	2.9	2.9	5.5	5.8
Expected return on plan assets	(2.6)	(2.7)	(5.3)	(5.4)
Recognized actuarial loss(1)	0.5	0.6	1.1	1.1

Total periodic benefit cost, net	$4.7	$4.4	$10.3	$9.1

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of accumulated other comprehensive loss into operating expenses, primarily selling, general and administrative expense.

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

Letters of Credit and Guarantees

Letters of credit, financial guarantees and other similar instruments are reviewed regularly, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $10.0 as of June 30, 2016 (December 31, 2015 — $10.0). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of June 30, 2016 and December 31, 2015.

13. SHARE CAPITAL

Share Capital

At June 30, 2016 and December 31, 2015, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	2016		2015
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of first quarter	9.4	$6.97	6.8	$6.12
Granted	0.8	$7.17	1.0	$9.70
Exercised	(0.1)	$4.70	(0.1)	$7.00
Forfeited	(0.1)	$8.27	(0.2)	$5.56
Expired	(0.5)	$5.42	— (1)	$10.24

Balance, end of first quarter	9.5	$7.09	7.5	$6.58

Granted in normal course	0.1	$6.74	0.2	$8.96
Granted in connection with the acquisition of Mavenir (note 3)	—	$—	2.5	$7.50
Exercised	(0.2)	$4.94	(0.2)	$4.82
Forfeited	(0.4)	$8.74	(0.1)	$7.71
Expired	(0.1)	$8.79	— (1)	$7.89

Balance, end of second quarter	8.9	$7.07	9.9	$6.86

Number of options exercisable, June 30	5.7	$6.54	4.9	$6.23

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	Three Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	March 31, 2015
Number of options granted in normal course	0.1	0.8	0.2	1.0
Risk-free interest rate	1.4%	1.3%	1.3%	1.6%
Dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	51.4%	51.4%	52.0%	52.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years	5 years
Weighted average fair value per option	$2.93	$3.15	$3.93	$4.49

In addition, in the three and six months ended June 30, 2016 the Company granted 0.4 million and 1.8 million restricted stock units, respectively (three and six months ended June 30, 2015 — 0.6 million and 1.6 million, respectively). At June 30, 2016, 3.5 million restricted stock units were outstanding (December 31, 2015 – 2.6 million).

The number of stock-based awards available for grant under the Company’s 2014 Equity Incentive Plan at June 30, 2016 was 2.6 million (December 31, 2015—4.6 million).

14. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	June 30, 2016	December 31, 2015
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At June 30, 2016, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2015—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

15. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Weighted average common shares outstanding, basic and diluted	121.3	113.7	121.2	107.0

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the terms of the securities:

	Three months ended June 30		Six months ended June 30
(Average number outstanding, in millions)	2016	2015	2016	2015
Stock options	5.3	4.9	5.4	3.5
RSUs	1.2	2.2	2.4	1.8

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

	Three months ended June 30		Six months ended June 30
(Average number outstanding, in millions)	2016	2015	2016	2015
Stock options	3.7	4.5	3.8	4.7
RSUs	2.3	—	1.1	—
Warrants	2.5	2.5	2.5	2.5

Additionally, for the three and six months ended June 30, 2015, 0.5 million options, which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period. These options expired unexercised in January 2016.

16. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $25.3 were recorded in the three months ended June 30, 2016. The costs consisted of $8.5 of employee-related charges, $0.7 of facility-reduction related charges, $4.8 of integration-related charges and $11.3 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 25 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of recent acquisitions, including the acquisition of Mavenir in April 2015. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the potential acquisition of Polycom, as described in note 21.

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

At June 30, 2016, the workforce reduction liability of $13.7 and the current portion of the lease termination obligation liability of $2.3 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $2.7 included in other non-current liabilities.

The following table summarizes the change in provision:

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2014	$15.5	$7.6	$23.1

Charges	1.4	—	1.4
Cash payments	(6.6)	(1.3)	(7.9)

Balance of provision as of March 31, 2015	$10.3	$6.3	$16.6

Charges	3.3	0.3	3.6
Cash payments	(5.2)	(0.6)	(5.8)

Balance of provision as of June 30, 2015	$8.4	$6.0	$14.4

Charges	4.6	0.6	5.2
Cash payments	(3.9)	(1.0)	(4.9)

Balance of provision as of September 30, 2015	$9.1	$5.6	$14.7

Charges	10.4	0.8	11.2
Cash payments	(4.8)	(0.8)	(5.6)

Balance of provision as of December 31, 2015	$14.7	$5.6	$20.3

Charges	5.1	0.6	5.7
Cash payments	(4.4)	(0.8)	(5.2)

Balance of provision as of March 31, 2016	$15.4	$5.4	$20.8

Charges	8.5	0.7	9.2
Cash payments	(10.2)	(1.1)	(11.3)

Balance of provision as of June 30, 2016	$13.7	$5.0	$18.7

17. SEGMENT INFORMATION

The Company reports its financial performance based on three segments, Enterprise, Cloud and Mobile.

•	The Enterprise segment sells and supports products and services for premise-based customers.

•	The Cloud segment sells and supports products that are deployed in a cloud environment.

•	The Mobile segment sells and supports software-based telecommunications networking solutions that enable mobile service providers to deliver IP-based voice, video, rich communications and enhanced messaging services to their subscribers.

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

The following tables present the results of operations for the Company’s segments:

	Three Months Ended June 30, 2016
	Enterprise	Cloud	Mobile	Total(1)
Revenues
Product	$137.8	$15.8	$33.0	$186.6
Recurring	49.3	29.6	8.8	87.7
Services	27.3	0.5	5.6	33.4

	214.4	45.9	47.4	307.7
Purchase accounting adjustments(2)	—	—	(0.5)	(0.5)

Total revenues	214.4	45.9	46.9	307.2

Gross margin
Product	78.6	9.5	23.5	111.6
Recurring	30.4	14.2	3.1	47.7
Services	10.4	0.1	2.9	13.4

	119.4	23.8	29.5	172.7
Purchase accounting adjustments(2)	—	—	(0.5)	(0.5)

Total gross margin	119.4	23.8	29.0	172.2

Selling, General and Administrative	67.7	16.4	12.3	96.4
Research and Development	19.9	6.6	14.1	40.6
Other income(3)	—	—	—	—

Segment income (loss)	$31.8	$0.8	$2.6	$35.2

Other information
Depreciation and amortization	$3.6	$0.8	$1.9	$6.3
Stock-based compensation	$2.7	$0.5	$0.7	$3.9

(1)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(2)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet of the acquired company at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.
(3)	Other income consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $1.4.

	Six Months Ended June 30, 2016
	Enterprise	Cloud	Mobile	Total(1)
Revenues
Product	$256.8	$31.8	$62.3	$350.9
Recurring	96.3	59.1	18.2	173.6
Services	48.5	0.8	10.7	60.0

	401.6	91.7	91.2	584.5
Purchase accounting adjustments(2)	—	—	(1.2)	(1.2)

Total revenues	401.6	91.7	90.0	583.3

Gross margin
Product	145.3	19.5	40.1	204.9

	Six Months Ended June 30, 2016
	Enterprise	Cloud	Mobile	Total(1)
Recurring	57.2	28.7	8.6	94.5
Services	16.1	0.2	5.5	21.8

	218.6	48.4	54.2	321.2
Purchase accounting adjustments(2)	—	—	(1.2)	(1.2)

Total gross margin	218.6	48.4	53.0	320.0

Selling, General and Administrative	135.8	31.5	26.3	193.6
Research and Development	38.5	13.2	25.7	77.4
Other income(3)	(0.2)	(0.1)	—	(0.3)

Segment income (loss)	$44.5	3.8	1.0	49.3

Other information
Depreciation and amortization	$7.5	$1.6	$3.7	$12.8
Stock-based compensation	$5.7	$1.0	$1.5	$8.2

(1)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(2)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet of the acquired company at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.
(3)	Other income consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $0.4.

	Three Months Ended June 30, 2015
	Enterprise	Cloud	Mobile(1)	Total(2)
Revenues
Product	$146.8	$11.4	$23.1	$181.3
Recurring	47.6	25.3	6.4	79.3
Services	21.6	0.5	9.6	31.7

	216.0	37.2	39.1	292.3
Purchase accounting adjustments(3)	(0.8)	—	(14.6)	(15.4)

Total revenues	215.2	37.2	24.5	276.9

Gross margin
Product	83.0	6.1	11.9	101.0
Recurring	26.9	12.1	2.6	41.6
Services	8.0	0.3	5.7	14.0

	117.9	18.5	20.2	156.6
Purchase accounting adjustments(3)	(0.8)	—	(6.1)	(6.9)

Total gross margin	117.1	18.5	14.1	149.7

Selling, General and Administrative	69.4	13.4	9.0	91.8
Research and Development	20.9	5.4	7.7	34.0
Other income(4)	(0.3)	(0.1)	—	(0.4)

Segment income (loss)	$27.1	(0.2)	(2.6)	24.3

Other information
Depreciation and amortization	$4.4	$0.7	$1.0	$6.1
Stock-based compensation	$2.5	$0.4	$0.4	$3.3

(1)	The Mobile segment consists of the operations of Mavenir, acquired on April 29, 2015, as described in note 3.
(2)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(3)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.
(4)	Other expense (income) consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $4.7.

	Six Months Ended June 30, 2015
	Enterprise	Cloud	Mobile(1)	Total(2)
Revenues
Product	$292.1	$22.0	$23.1	$337.2
Recurring	96.2	48.6	6.4	151.2
Services	42.0	1.2	9.6	52.8

	430.3	71.8	39.1	541.2
Purchase accounting adjustments(3)	(1.6)	—	(14.6)	(16.2)

Total revenues	428.7	71.8	24.5	525.0

Gross margin
Product	164.1	11.7	11.9	187.7
Recurring	53.8	23.1	2.6	79.5
Services	14.2	0.7	5.7	20.6

	232.1	35.5	20.2	287.8
Purchase accounting adjustments(3)	(1.6)	—	(6.1)	(7.7)

Total gross margin	230.5	35.5	14.1	280.1

Selling, General and Administrative	137.9	26.5	9.0	173.4
Research and Development	42.2	11.0	7.7	60.9
Other income(4)	(0.9)	(0.2)	—	(1.1)

Segment income (loss)	$51.3	(1.8)	(2.6)	46.9

Other information
Depreciation and amortization	$8.9	$1.4	$1.0	$11.3
Stock-based compensation	$4.0	$0.7	$0.4	$5.1

(1)	The Mobile segment consists of the operations of Mavenir, acquired on April 29, 2015, as described in note 3.
(2)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(3)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.
(4)	Other expense (income) consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $19.4.

Geographic information

The Company reports revenues by geographic location as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa; and

•	Asia-Pacific, consisting of the continent of Asia and the Pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following geographic locations based on location of the customers.

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Canada	$9.1	$9.0	$17.7	$19.0
United States	139.7	126.7	274.4	228.2
Rest of Americas	3.2	3.5	6.1	8.0

Americas	152.0	139.2	298.2	255.2

Germany	32.7	27.2	60.3	53.2
U.K.	32.3	24.1	59.4	50.7
Rest of EMEA	79.0	78.1	145.0	152.3

EMEA	144.0	129.4	264.7	256.2

Asia-Pacific	11.7	23.7	21.6	29.8

Purchase accounting adjustments	(0.5)	(15.4)	(1.2)	(16.2)

	$307.2	$276.9	$583.3	$525.0

18. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$(15.2)	$(39.8)	$32.2	$(3.3)
Inventories	(3.1)	(6.2)	(0.2)	(13.4)
Other current assets	(7.4)	2.3	(14.2)	7.5
Other non-current assets	(0.7)	0.4	—	3.8
Accounts payable and accrued liabilities	19.2	11.6	22.3	(30.3)
Deferred revenue	(2.8)	15.3	(8.0)	17.5
Other non-current liabilities	(1.3)	3.6	(2.5)	1.9
Change in pension liability	(1.6)	(0.1)	(2.6)	(0.8)

	$(12.9)	$(12.9)	$27.0	$(17.1)

Other items:
Interest payments	$9.3	$1.4	$18.8	$8.3
Income tax payments	$2.7	$3.5	$7.5	$5.1
Property and equipment additions financed through capital lease	$1.6	$0.3	$3.9	$1.8

Cash and cash equivalents at June 30, 2016 consisted of cash of $59.0 (December 31, 2015—$90.3) and cash equivalents of $2.2 (December 31, 2015—$1.3).

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

Fair value hedging

At June 30, 2016, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Canadian dollars, Swiss francs, Danish kroner, Swedish kronor, Indonesia rupiah and Indian rupee at fixed rates on a notional amount of $11.5, $31.0, $3.6, $6.9, $5.9 and $13.9 U.S. dollars, respectively and to sell Australian dollars, British pounds sterling, Euros, Singapore dollars and net U.S. dollars at fixed rates on a notional amount of $9.8, $19.6, $25.5, $15.8 and $2.1 U.S. dollars, respectively. At June 30, 2016 all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. At June 30, 2016, the Company had a net unrealized gain on fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.8.

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

20. OTHER INCOME

Other income for the three and six months ended June 30, 2016 included a foreign exchange gain of $1.4 and $0.4, respectively. Other income for the three and six months ended June 30, 2015 included a foreign exchange gain of $4.7 and $19.4, respectively. The foreign exchange gain for the three and six months ended June 30, 2015 related primarily to intercompany balances and was fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

Other income for the three and six months ended June 30, 2016 included a loss of $0.4 relating to the sale of accounts receivable. In June 2016, accounts receivable with a book value of $22.0 were sold for net proceeds of $21.6.

21. SUBSEQUENT EVENT

On April 15, 2016, Mitel and Polycom, Inc. (“Polycom”) (NYSE:PLCM) entered into a definitive merger agreement under which Mitel agreed to acquire all of the outstanding shares of Polycom common stock in a cash and stock transaction. On July 7, 2016, Polycom’s board of directors notified Mitel that it had received a binding offer from a third party to acquire Polycom and that Polycom’s board of directors concluded that such offer constituted a “Company Superior Proposal” under its merger agreement with Mitel. Later on July 7, 2016, Mitel waived its right to renegotiate the consideration payable to Polycom stockholders under the merger agreement. On July 8, 2016, Polycom paid Mitel a termination fee of $60.0 and the merger agreement was terminated.

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

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. There is no guarantee that the expected events or expected results will actually occur. Such statements reflect the current views of management of Mitel and are subject to a number of risks and uncertainties. These statements are based on many assumptions and factors, including general economic and market conditions, industry conditions, operational and other factors. Any changes in these assumptions or other factors could cause actual results to differ materially from current expectations. All forward-looking statements are expressly qualified in their entirety by the cautionary statements set forth in this paragraph. Undue reliance should not be placed on such statements. In addition, material risks that could cause actual results to differ from forward-looking statements include, but are not limited to the following: the inherent uncertainty associated with financial or other projections; the anticipated size of the markets and continued demand for Mitel products and services; access to available financing on a timely basis and on reasonable terms; the integration of Mavenir and the ability to recognize the anticipated benefits from the acquisition of Mavenir; Mitel’s ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; current and ongoing global economic instability, political unrest and related sanctions; intense competition; reliance on channel partners for a significant component of sales; dependence upon a small number of outside contract manufacturers to manufacture products; and, Mitel’s ability to successfully implement and achieve its business strategies, including its growth of the company through acquisitions and the integration of recently acquired businesses and realization of synergies.

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

Significant Events and Recent Developments:

Mitel receives $60.0 million termination fee — July 2016

On April 15, 2016, Mitel and Polycom, Inc. (“Polycom”) (NYSE:PLCM) entered into a definitive merger agreement under which Mitel agreed to acquire all of the outstanding shares of Polycom common stock in a cash and stock transaction. On July 7, 2016, Polycom’s board of directors notified Mitel that it had received a binding offer from a third party to acquire Polycom and that Polycom’s board of directors concluded that such offer constituted a “Company Superior Proposal” under its merger agreement with Mitel. Later on July 7, 2016, Mitel waived its right to renegotiate the consideration payable to Polycom stockholders under the merger agreement. On July 8, 2016, Polycom paid Mitel a termination fee of $60.0 million and the merger agreement was terminated.

Prepayments of term loan — January 2016 , March 2016, June 2016 and July 2016

We made prepayments on our term loan of $25.0 million in January 2016, $15.0 million in March 2016, $13.6 million in June 2016 and, subsequent to the end of the second quarter of 2016, $11.5 million in July 2016.

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

Operating Results

Total revenue for the three months ended June 30, 2016 was $307.2 million compared to $276.9 million for the three months ended June 30, 2015. The revenue for the three months ended June 30, 2015 includes the results of operations of the Mavenir business from the date of acquisition of April 29, 2015. On a pro-forma basis, which includes the results of Mavenir for the full second quarter of 2015, revenue increased by $24.4 million from $282.8 million due to the reduction of revenue in the second quarter of 2015 of approximately $15.0 million to reflect purchase accounting adjustments, as well as revenue growth in the cloud and mobile segments of 23.4% and 5.1%, respectively. Our operating loss for the three months ended June 30, 2016 was $8.2 million compared to an operating loss of $9.8 million for the three months ended June 30, 2015 and compared to an operating loss of $35.3 million on a pro-forma basis, which includes the results of Mavenir for the full second quarter of 2015. The lower operating loss compared to the pro-forma results for the comparative period was largely driven by the higher revenue, noted above, as well as a higher gross margin percentage.

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

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three months ended June 30,				Change *
	2016		2015
	Amounts	% of Revenue	Amounts	% of Revenue	Amounts
	(in millions, except percentages and per share amounts)
Revenues	$307.2		$276.9		$30.3
Cost of revenues	135.0	43.9%	127.2	45.9%	7.8

Gross margin	172.2	56.1%	149.7	54.1%	22.5

Expenses:
Selling, general and administrative	96.4	31.4%	91.8	33.2%	4.6

	Three months ended June 30,				Change *
	2016		2015
	Amounts	% of Revenue	Amounts	% of Revenue	Amounts
	(in millions, except percentages and per share amounts)
Research and development	40.6	13.2%	34.0	12.3%	6.6
Special charges and restructuring costs	25.3	8.2%	14.3	5.2%	11.0
Amortization of acquisition-related intangible assets	18.1	5.9%	19.4	7.0%	(1.3)

	180.4	58.7%	159.5	57.6%	20.9

Operating loss	(8.2)	(2.7)%	(9.8)	(3.5)%	1.6
Interest expense	(9.8)	(3.2)%	(7.8)	(2.8)%	(2.0)
Debt retirement and other debt costs	(0.4)	(0.1)%	(8.4)	(3.0)%	8.0
Other income	1.4	0.5%	5.1	1.8%	(3.7)

Loss from operations, before income taxes	(17.0)	(5.5)%	(20.9)	(7.5)%	3.9
Income tax recovery	6.2	2.0%	9.3	3.4%	(3.1)

Net loss	$(10.8)	(3.5)%	$(11.6)	(4.2)%	$0.8

Adjusted EBITDA, a non-GAAP measure	$45.9	14.9%	$40.6	14.7%	$5.3

Net loss per common share
Basic	$(0.09)		$(0.10)
Diluted	$(0.09)		$(0.10)
Weighted-average number of common shares outstanding
Basic	121.3		113.7
Diluted	121.3		113.7

*	The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisition of Mavenir on April 29, 2015.

	Six months ended June 30,				Change *
	2016		2015
	Amounts	% of Revenue	Amounts	% of Revenue	Amounts
	(in millions, except percentages and per share amounts)
Revenues	$583.3		$525.0		$58.3
Cost of revenues	263.3	45.1%	244.9	46.6%	18.4

Gross margin	320.0	54.9%	280.1	53.4%	39.9

Expenses:
Selling, general and administrative	193.6	33.2%	173.4	33.0%	20.2
Research and development	77.4	13.3%	60.9	11.6%	16.5
Special charges and restructuring costs	41.1	7.0%	27.3	5.2%	13.8
Amortization of acquisition-related intangible assets	37.0	6.3%	33.5	6.4%	3.5

	349.1	59.8%	295.1	56.2%	54.0

Operating loss	(29.1)	(5.0)%	(15.0)	(2.9)%	(14.1)
Interest expense	(19.8)	(3.4)%	(12.4)	(2.4)%	(7.4)
Debt retirement and other debt costs	(1.7)	(0.3)%	(9.1)	(1.7)%	7.4
Other income	0.7	0.1%	20.5	3.9%	(19.8)

	Six months ended June 30,				Change *
	2016		2015
	Amounts	% of Revenue	Amounts	% of Revenue	Amounts
	(in millions, except percentages and per share amounts)
Loss from operations, before income taxes	(49.9)	(8.6)%	(16.0)	(3.0)%	(33.9)
Income tax recovery	16.7	2.9%	9.7	1.8%	7.0

Net loss	$(33.2)	(5.7)%	$(6.3)	(1.2)%	$(26.9)

Adjusted EBITDA, a non-GAAP measure	$71.5	12.3%	$71.0	13.5%	$0.5

Net loss per common share
Basic	$(0.27)		$(0.06)
Diluted	$(0.27)		$(0.06)
Weighted-average number of common shares outstanding
Basic	121.2		107.0
Diluted	121.2		107.0

*	The percentage change has not been presented as the comparison is not meaningful, largely as a result of the acquisition of Mavenir on April 29, 2015.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(in millions)
Net loss	$(10.8)	$(11.6)	$(33.2)	$(6.3)
Adjustments:
Interest expense	9.8	7.8	19.8	12.4
Income tax expense (recovery)	(6.2)	(9.3)	(16.7)	(9.7)
Amortization and depreciation	24.4	25.5	49.8	44.8
Foreign exchange gain	(1.4)	(4.7)	(0.4)	(19.4)
Special charges and restructuring costs	25.3	14.3	41.1	27.3
Stock-based compensation	3.9	3.3	8.2	5.1
Debt retirement costs	0.4	8.4	1.7	9.1
Purchase accounting adjustments	0.5	6.9	1.2	7.7

Adjusted EBITDA	$45.9	$40.6	$71.5	$71.0

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

Results of Operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three months ended June 30,
	2016		2015		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Enterprise segment – product	$137.8	44.9%	$146.8	53.0%	$(9.0)	(6.1)
Enterprise segment – recurring	49.3	16.0%	47.6	17.2%	1.7	3.6
Enterprise segment – services	27.3	8.9%	21.6	7.8%	5.7	26.4
Cloud segment – product	15.8	5.1%	11.4	4.1%	4.4	38.6
Cloud segment – recurring	29.6	9.6%	25.3	9.1%	4.3	17.0
Cloud segment – services	0.5	0.2%	0.5	0.2%	—	—
Mobile segment – product	33.0	10.7%	23.1	8.3%	9.9		*
Mobile segment – recurring	8.8	2.9%	6.4	2.3%	2.4		*
Mobile segment – services	5.6	1.8%	9.6	3.5%	(4.0)		*

	$307.7	100.2%	$292.3	105.6%	$15.4	5.3
Purchase accounting adjustments	(0.5)	(0.2)%	(15.4)	(5.6)%	14.9		*

	$307.2	100.0%	$276.9	100.0%	$30.3	10.9

*	The comparison is not meaningful due to the acquisition of Mavenir on April 29, 2015.

	Six months ended June 30,
	2016		2015		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Enterprise segment – product	$256.8	44.0%	$292.1	55.6%	$(35.3)	(12.1)
Enterprise segment – recurring	96.3	16.5%	96.2	18.3%	0.1	0.1
Enterprise segment – services	48.5	8.3%	42.0	8.0%	6.5	15.5
Cloud segment – product	31.8	5.5%	22.0	4.2%	9.8	44.5
Cloud segment – recurring	59.1	10.1%	48.6	9.3%	10.5	21.6
Cloud segment – services	0.8	0.1%	1.2	0.2%	(0.4)	(33.3)
Mobile segment – product	62.3	10.7%	23.1	4.4%	39.2		*
Mobile segment – recurring	18.2	3.1%	6.4	1.2%	11.8		*
Mobile segment – services	10.7	1.8%	9.6	1.8%	1.1		*

	$584.5	100.2%	541.2	103.1%	$43.3	8.0
Purchase accounting adjustments	(1.2)	(0.2)%	(16.2)	(3.1)%	15.0		*

	$583.3	100.0%	$525.0	100.0%	$58.3	11.1

*	The comparison is not meaningful due to the acquisition of Mavenir on April 29, 2015.

Revenues increased primarily as the result of the acquisition of Mavenir in April 2015. Our revenues for the three and six months ended June 30, 2015 were $282.8 million and $557.0 million, respectively, on a pro-forma basis, which includes the results of Mavenir from the beginning of the period. Excluding the effect of purchase adjustments, our pro forma revenues for the three and six months ended June 30, 2015 were $298.3 million and $575.5 million, respectively. The increase in revenues when compared to our pro-forma revenues excluding purchase accounting adjustments was due to growth in our Cloud and Mobile segments of 23.4% and 5.1%, respectively, while our Enterprise segment was relatively consistent. For the three months ended June 30, 2016 when compared to the three months ended June 30, 2015, changes in foreign exchange rates did not have a significant impact on our results as a stronger Euro was offset by a weaker British pound sterling. For the six months ended June 30, 2016 when compared to the six months ended June 30, 2015, there was a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the Euro was weaker against the U.S. dollar by an average of 1.6% and the British pound sterling was weaker against the U.S. dollar by an average of 5.7%. We estimate that for the six months ended June 30, 2016, the change in foreign exchange rates accounted for an absolute 1.7% decrease of revenues when compared to the pro forma results for the 2015 period.

In the last week of June 2016, the British pound sterling weakened against the U.S. dollar by approximately 11% due to the results of the U.K. European Union (“E.U.”) membership referendum. The result of the referendum was a majority vote in favor of the U.K. leaving the E.U. This change in foreign exchange rates did not have a material effect on our results for the second quarter of 2016, as the change occurred late in the quarter. Please refer to the section entitled “Risk Factors” included in Part II, Item 1A of this Report for a discussion of certain risks and uncertainties affecting our business and financial results as a result of the U.K. referendum.

Purchase accounting adjustments result in a reduction in revenue and are presented separately to reflect the nature of the adjustment. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. In addition, as a result of purchase accounting for in-progress contracts relating to the Mavenir acquisition, Mitel only records revenue for the value of work performed subsequent to the acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel. As these contracts were recorded on a completed contract basis by Mavenir prior to the acquisition, no revenue was recognized for these contracts by Mavenir prior to the acquisition. The purchase accounting adjustment reflects the revenue that would have otherwise been recognized had the contract been completed by Mitel since inception. Although these purchase accounting adjustments have no impact on the Company’s business or cash flow, they adversely impact the Company’s reported GAAP revenue in the reporting periods following the acquisition.

Enterprise segment

When compared to the second quarter of 2015, enterprise segment product revenues decreased by $9.0 million, or 6.1%, to $137.8 million in the second quarter of 2016 as a result of lower volumes and customers migrating to a cloud recurring model. When compared to the second quarter of 2015, our enterprise segment recurring revenues increased by $1.7 million, or 3.6%, to $49.3 million as a result of an increase of support contracts while enterprise segment services revenues increased by $5.7 million, or 26.4%, to $27.3 million due to higher installation and professional services activity in the quarter.

When compared to the six months ended June 30, 2015, enterprise segment product revenues decreased by $35.3 million, or 12.1%, to $256.8 million as a result of the unfavorable impact of foreign exchange rates, lower volumes and customers migrating to a cloud recurring model. When compared to the six months ended June 30, 2015, our enterprise segment recurring revenues increased by $0.1 million, or 0.1%, to $96.3 million as a result of an increase of support contracts, which was partially offset by the unfavorable impact of foreign exchange rates while enterprise segment services revenues increased by $6.5 million, or 15.5%, to $48.5 million due to higher installation and professional services activity, primarily in the second quarter of 2016.

Cloud segment

When compared to the second quarter of 2015, cloud segment product revenues increased by $4.4 million, or 38.6%, to $15.8 million and cloud segment recurring revenues increased by $4.3 million, or 17.0%, to $29.6 million as both new and existing customers transition to our recurring and non-recurring client solutions.

When compared to the six months ended June 30, 2015, cloud segment product revenues increased by $9.8 million, or 44.5%, to $31.8 million and cloud segment recurring revenues increased by $10.5 million, or 21.6%, to $59.1 million as both new and existing customers transition to the cloud.

Mobile segment

When compared to the pro-forma results for the second quarter of 2015, mobile segment product revenues increased by $8.4 million to $33.0 million, mobile segment recurring revenues decreased by $0.7 million to $8.8 million and mobile segment services revenues decreased by $5.4 million to $5.6 million. The increase in mobile product revenues and decrease in service revenues is due primarily to timing of installation projects.

When compared to the pro-forma results for the six months ended June 30, 2015, mobile segment product revenues increased by $24.4 million to $62.3 million, mobile segment recurring revenues decreased by $1.0 million to $18.2 million and mobile segment services revenues decreased by $5.6 million to $10.7 million. The increase in mobile product revenues and decrease in service revenues is due primarily to timing of installation projects.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended June 30,
	2016		2015		Change
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Enterprise segment – product	$78.6	57.0%	$83.0	56.5%	$(4.4)	0.5
Enterprise segment – recurring	30.4	61.7%	26.9	56.5%	3.5	5.2
Enterprise segment – service	10.4	38.1%	8.0	37.0%	2.4	1.1
Cloud segment – product	9.5	60.1%	6.1	53.5%	3.4	6.6
Cloud segment – recurring	14.2	48.0%	12.1	47.8%	2.1	0.2
Cloud segment – service	0.1	20.0%	0.3	60.0%	(0.2)		*
Mobile segment – product	23.5	71.2%	11.9	51.5%	11.6		*
Mobile segment – recurring	3.1	35.2%	2.6	40.6%	0.5		*
Mobile segment – service	2.9	51.8%	5.7	59.4%	(2.8)		*

	172.7	56.1%	156.6	53.6%	16.1	2.5
Purchase accounting adjustments	(0.5)	*	(6.9)	*	6.4		*

	$172.2	56.1%	$149.7	54.1%	$22.5	2.0

*	The comparison is not meaningful.

	Six months ended June 30,
	2016		2015		Change
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Enterprise segment – product	$145.3	56.6%	$164.1	56.2%	$(18.8)	0.4
Enterprise segment – recurring	57.2	59.4%	53.8	55.9%	3.4	3.5
Enterprise segment – service	16.1	33.2%	14.2	33.8%	1.9	(0.6)
Cloud segment – product	19.5	61.3%	11.7	53.2%	7.8	8.1
Cloud segment – recurring	28.7	48.6%	23.1	47.5%	5.6	1.1
Cloud segment – service	0.2	25.0%	0.7	58.3%	(0.5)		*
Mobile segment – product	40.1	64.4%	11.9	51.5%	28.2		*
Mobile segment – recurring	8.6	47.3%	2.6	40.6%	6.0		*
Mobile segment – service	5.5	51.4%	5.7	59.4%	(0.2)		*

	321.2	55.0%	287.8	53.2%	33.4	1.8
Purchase accounting adjustments	(1.2)	*	(7.7)	*	6.5		*

	$320.0	54.9%	$280.1	53.4%	$39.9	1.5

*	The comparison is not meaningful.

In the second quarter of 2016, overall gross margin percentage increased by an absolute 2.0% to 56.1% compared to 54.1% for the second quarter of 2015. On a pro-forma basis, which includes the results of Mavenir for second quarter of 2015, and excluding the effect of purchase adjustments, gross margin percentage increased by an absolute 2.9% to 56.1%, primarily due to stronger gross margins in the Mobile and Cloud segments and realized synergies from the integrations of Aastra and Mavenir.

For the six months ended June 30, 2016, overall gross margin percentage increased by an absolute 1.5% to 54.9% compared to 53.4% for the six months ended June 30, 2015. On a pro-forma basis, which includes the results of Mavenir from the beginning of 2015, and excluding the effect of purchase adjustments, gross margin percentage increased by an absolute 2.2% to 54.9%, due to stronger gross margins across all segments.

When compared to the gross margin percentage for the second quarter of 2015, Enterprise segment product gross margin percentage increased by an absolute 0.5% to 57.0%, Enterprise segment recurring gross margin percentage increased by an absolute 5.2% to 61.7% and Enterprise segment service gross margin increased by an absolute 1.1% to 38.1%, due primarily to realized synergies over the last 12 months.

When compared to the gross margin percentage for the six months ended June 30, 2015, Enterprise segment product gross margin percentage increased by an absolute 0.4% to 56.6% and Enterprise segment recurring gross margin percentage increased by an absolute 3.5% to 59.4% as realized synergies over the last 12 months were partially offset by the effect of unfavorable changes in foreign exchange rates (as a lower percentage of cost of sales is denominated in Euros and British pound sterling when compared to the percentage of revenues denominated in those currencies). Enterprise segment services gross margin decreased by an absolute 0.6%, largely due to the mix of contracts completed.

When compared to the gross margin percentage for the second quarter of 2015, Cloud segment product gross margin percentage increased by an absolute 6.6% to 60.1% due primarily to a higher mix of software sales during the second quarter of 2016. Cloud segment recurring gross margin percentage increased by an absolute 0.2% to 48.0%, due largely to the effect of higher sales, as certain costs of sales are fixed.

When compared to the gross margin percentage for the six months ended June 30, 2015, Cloud segment product gross margin percentage increased by an absolute 8.1% to 61.3% due primarily to a higher mix of software sales during the six months ended June 30, 2016. Cloud segment recurring gross margin percentage increased by an absolute 1.1% to 48.6%, due largely to the effect of higher sales, as certain costs of sales are fixed.

When compared to the pro-forma gross margin percentage for the second quarter of 2015, overall Mobile segment gross margin percentage increased by an absolute 13.0% to 62.2% due primarily to the mix of software and service sales during the second quarter of 2016 as well as realized synergies. When compared to the pro-forma gross margin percentage for the six months ended June 30, 2015, overall Mobile segment gross margin percentage increased by an absolute 10.5% to 59.4% due primarily to the mix of software and service sales during the six months ended June 30, 2016 as well as realized synergies. We expect gross margin percentage to fluctuate quarter-to-quarter based on the customer mix and stage of new deployments.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased to 31.4% of revenues in the second quarter of 2016 from 33.2% in the second quarter of 2015, an increase of $4.6 million in absolute dollars. The increase in absolute dollars is primarily due to the acquisition of Mavenir in April 2015. Our SG&A expenses for the second quarter of 2016 included $3.9 million (second quarter of 2015—$3.3 million) of non-cash compensation expenses associated with employee stock-based compensation.

On a pro-forma basis, which includes the results of Mavenir for the full second quarter of 2015, SG&A expenses for the second quarter of 2015 were $99.6 million, or 35.2% of revenues. SG&A expenses decreased in the second quarter of 2016 by $3.2 million when compared to the pro-forma results primarily due to realized synergies from the integrations of past acquisitions.

SG&A expenses increased to 33.2% of revenues for the first six months of 2016 from 33.0% in the first six months of 2015, an increase of $20.2 million in absolute dollars. The increase in absolute dollars is primarily due to the acquisition of Mavenir in April 2015. Our SG&A expenses for the first six months of 2016 included $8.2 million (first six months of 2015—$5.1 million) of non-cash compensation expenses associated with employee stock-based compensation.

On a pro-forma basis, which includes the results of Mavenir from the beginning of 2015, SG&A expenses for the first six months of 2015 were $199.4 million, or 35.8% of revenues. SG&A expenses decreased in the first six months of 2016 by $5.8 million when compared to the pro-forma results primarily due to realized synergies from the integrations of past acquisitions as well as the effect of foreign exchange rates.

We continue to monitor our cost base closely in an effort to keep our future operating expenditures in line with future revenue levels. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved in future years.

Research and Development (“R&D”)

R&D expenses in the second quarter of 2016 increased to 13.2% of revenues compared to 12.3% of revenues for the second quarter of 2015, an increase of $6.6 million in absolute dollars. The increase is primarily due to the acquisition of Mavenir in April 2015.

On a pro-forma basis, which includes the results of Mavenir for the full second quarter of 2015, R&D expenses were $38.2 million for the second quarter of 2015, or 13.5% of revenues. R&D expense increased in the second quarter of 2016 by $2.4 million when compared to the pro-forma results primarily due to growth in R&D spending in the Mobile and Cloud segments, which offset realized synergies from the integrations.

R&D expenses in the first six months of 2016 increased to 13.3% of revenues compared to 11.6% of revenues for the first six months of 2015, an increase of $16.5 million in absolute dollars. The increase is primarily due to the acquisition of Mavenir in April 2015.

On a pro-forma basis, which includes the results of Mavenir from the beginning of 2015, R&D expenses were $75.7 million for first six months of 2015, or 13.6% of revenues. R&D expense increased in the first six months of 2016 by $1.7 million when compared to the pro-forma results primarily due to growth in R&D spending in the Mobile and Cloud segments, which offset realized synergies from the integrations and the effect of foreign exchange rates.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given period. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $25.3 million in the second quarter of 2016. The costs consisted of $8.5 million of employee-related charges, $0.7 million of facility-reduction related charges, $4.8 million of integration-related charges as well as $11.3 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 25 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of recent acquisitions, including the acquisition of Mavenir in April 2015. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the potential acquisition of Polycom, as described under “Significant Events and Recent Developments”, above.

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

Amortization of acquisition-related intangible assets

In the three and six months ended June 30, 2016, amortization of acquisition-related intangible assets was $18.1 million and $37.0 million, respectively compared to $19.4 million and $33.5 million, respectively for the three and six months ended June 30, 2015. The change is due primarily to the acquisition of Mavenir on April 29, 2015, offset by certain acquired intangible assets from historical acquisitions becoming fully amortized over the last twelve months.

Operating Loss

We reported an operating loss of $8.2 million in the second quarter of 2016 compared to an operating loss of $9.8 million in the second quarter of 2015. The operating loss for the second quarter of 2015 on a pro-forma basis, which includes the results of Mavenir for the full second quarter of 2015, was $35.3 million. We reported an operating loss of $29.1 million in the six months ended June 30, 2016 compared to an operating loss of $15.0 million in the six months ended June 30, 2015. The operating loss for the six months ended June 30, 2015 on a pro-forma basis, which includes the results of Mavenir from the beginning of the period, was $69.6 million. The lower operating losses for the 2016 periods compared to the pro-forma results for the comparative periods were largely driven by higher gross margin due to higher sales and a higher gross margin percentage, as described above.

Non-Operating Expenses

Interest Expense

Interest expense was $9.8 million in the second quarter of 2016 compared to $7.8 million in the second quarter of 2015 and was $19.8 million for the six months ended June 30, 2016 compared to $12.4 million for the six months ended June 30, 2015. The increases in interest expense was due to higher debt levels as a result of the acquisition of Mavenir in April 2015, as described under “Significant Events and Recent Developments”, above.

Debt retirement costs

For the three and six months ended June 30, 2016, we recorded debt retirement costs of $0.4 million and $1.7 million, respectively, relating to write-offs of the pro-rata share of unamortized debt issue costs and original issue discount as a result of prepayments of our term loan as described under “Significant Events and Recent Developments”, above.

In the second quarter of 2015, we recorded debt retirement costs of $8.4 million relating to a write-off of the unamortized debt issue costs and unamortized original issue discount as a result of the repayment of our prior credit facilities in April 2015.

In the first quarter of 2015, we recorded debt retirement costs of $0.7 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million voluntary prepayment of our term loan in February 2015.

Other income

For the three and six months ended June 30, 2016, we recorded other income of $1.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2015, we recorded other income of $5.1 million and $20.5 million, respectively. The other income in the three and six months ended June 30, 2015 was primarily driven by foreign exchange gains of $4.7 million and $19.4 million, respectively. The foreign exchange gains primarily related to intercompany balances and were fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

Income tax expense

For the three and six months ended June 30, 2016, we recorded a net income tax recovery of $6.2 million and $16.7 million, respectively compared to recoveries of $9.3 million and $9.7 million, respectively for the three and six months ended June 30, 2015. The tax recoveries across all periods were primarily due to the expected effective tax rate for the year, as well as tax recoveries on certain non-recurring items primarily related to acquisition and integration activities.

Net Loss

Our net loss for the second quarter of 2016 was $10.8 million compared to a net loss of $11.6 million for the second quarter of 2015. Net loss for the second quarter of 2015 on a pro-forma basis, which includes the results of Mavenir for the full second quarter of 2015, was $37.3 million. The lower net loss compared to the pro-forma results for the comparative period was due primarily to the lower operating loss, as described above.

Our net loss for the six months ended June 30, 2016 was $33.2 million compared to a net loss of $6.3 million for the six months ended June 30, 2015. Net loss for the six months ended June 30, 2015 on a pro-forma basis, which includes the results of Mavenir from beginning of the period, was $65.4 million. The lower net loss compared to the pro-forma results for the comparative period was due primarily to the lower operating loss, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss for the three and six months ended June 30, 2016 includes a loss of $11.9 million and $24.0 million, respectively, related to pension liability adjustments. At June 30, 2016 and March 31, 2016, the pension valuation from December 31, 2015 for our U.K. and Switzerland pension plans were updated for actual investment performance and certain changes in assumptions. The increase in pension liability and corresponding other comprehensive loss was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rates. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $45.9 million in the second quarter of 2016 compared to $40.6 million in the second quarter of 2015, an increase of $5.3 million. On a pro-forma basis, which includes the results of Mavenir for the full second quarter of 2015, Adjusted EBITDA for the second quarter of 2015 was $32.2 million. On a pro-forma basis the increase of $13.7 million was primarily the result of higher revenue and gross margin percentage, as described above.

Adjusted EBITDA, a non-GAAP measure, was $71.5 million for the six months ended June 30, 2016 compared to $71.0 million for the six months ended June 30, 2015, an increase of $0.5 million. On a pro-forma basis, which includes the results of Mavenir from beginning of the period, Adjusted EBITDA for the six months ended June 30, 2015 was $50.1 million. On a pro-forma basis the increase of $21.4 million was primarily the result of higher revenue and gross margin percentage, as described above.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income (loss), see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three and six months ended June 30, 2016 and June 30, 2015.

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2016	2015		2016	2015
		(in millions)
Net cash provided by (used in)
Operating activities	$(4.0)	$(1.9)	$(2.1)	$32.8	$19.2	$13.6
Investing activities	(2.3)	(349.9)	347.6	(7.3)	(351.0)	343.7
Financing activities	(13.9)	325.3	(339.2)	(54.9)	299.0	(353.9)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	1.7	(3.7)	(1.0)	(2.5)	1.5

Increase (decrease) in cash and cash equivalents	$(22.2)	$(24.8)	$2.6	$(30.4)	$(35.3)	$4.9

Cash Provided by Operating Activities

Net cash used in operating activities in the second quarter of 2016 was $4.0 million compared to cash used in operating activities of $1.9 million in the second quarter of 2015. The increase in cash used in operating activities was primarily due to higher special charges and restructuring costs in the second quarter of 2016 compared to the second quarter of 2015.

Net cash provided by operating activities in the first six months of 2016 was $32.8 million compared to cash provided by operating activities of $19.2 million in the first six months of 2015. The increase in cash provided by operating activities was primarily due to higher sales and gross margin percentage in the first six months of 2016 compared to the first six months of 2015.

Cash Used in Investing Activities

Net cash used for investing activities was $2.3 million in the second quarter of 2016 compared to $349.9 million in the second quarter of 2015. The cash used for investing for the second quarter of 2016 consists of additions to property, plant and equipment. The cash used in investing activities for the second quarter of 2015 consists of $343.7 million for the April 2015 acquisition of Mavenir (cash paid of $353.3 million, net of cash acquired of $10.1 million) and the June 2015 acquisition of Tiger (cash paid of $1.8 million net of cash acquired of $1.3 million) as well as additions to property, plant and equipment of $6.2 million.

Net cash used for investing activities was $7.3 million for the first six months of 2016 compared to $351.0 million in the first six months of 2015. The cash used for investing for the first six months of 2016 consists of additions to property, plant and equipment. Net cash used in investing for the first six months of 2015 consists of $343.7 million relating to the acquisitions made in the second quarter of 2015, as described above, as well as additions to property plant and equipment of $7.3 million.

Cash Used in Financing Activities

Net cash used in financing activities in the second quarter of 2016 was $13.9 million compared to cash provided by financing activities of $325.3 million in the second quarter of 2015. The use of cash in the second quarter of 2016 was primarily due to the $13.6 million prepayment of our term loan in June 2016. The cash provided by financing activities in the second quarter of 2015 consisted primarily of net proceeds from the April 2015 refinancing. The proceeds from the new credit facility of $653.4 million, were partially offset by repayment of the prior credit facility of $279.1 million as well as fees and costs related to the refinancing.

Net cash used in financing activities in the first six months of 2016 was $54.9 million compared to cash provided by financing activities of $299.0 million in the first six months of 2015. The use of cash in the first six months of 2016 was primarily due to the $25.0 million prepayment of our term loan in January 2016, the $15.0 million prepayment of our term loan in March 2016 and the $13.6 million prepayment of our term loan in June 2016. The cash provided by financing activities in the first six months of 2015 consisted primarily of net proceeds from the April 2015 refinancing, as described above, partially offset by a $25.0 million voluntary repayment of our term loan made in February 2015

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $2.0 million during the second quarter of 2016 (second quarter of 2015—$1.7 million increase) and decreased cash by $1.0 million during the first six months of 2016 (first six months of 2015—$2.5 million decrease).

Liquidity and Capital Resources

As of June 30, 2016, our liquidity consisted primarily of cash and cash equivalents of $61.2 million and an undrawn $50.0 million revolving facility. During the first quarter of 2016, we drew and subsequently repaid various amounts on our revolving facility totaling $15.0 million. During the second quarter of 2016, we drew and subsequently repaid various amounts on our revolving facility totaling $21.0 million. At June 30, 2016, we had $603.1 million of principal outstanding under our term loan.

Cash and Cash Equivalents

At June 30, 2016, we had cash of $59.0 million and cash equivalents of $2.2 million (December 31, 2015 – cash of $90.3 million and cash equivalents of $1.3 million). Our cash equivalents generally consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

Credit Facilities

Our April 2015 Credit Facilities consist of an initial $660.0 million term loan, due in 2022, of which $56.9 million had been repaid by June 30, 2016, and an undrawn $50.0 million revolving facility, which matures in 2020. The April 2015 Credit Facilities, as amended in September 2015, contain certain affirmative and negative covenants, including a maximum Leverage Ratio, as described in note 13 to the Annual Financial Statements. The maximum Leverage Ratio applies to the Company for the period ending September 30, 2015 and for all fiscal quarters thereafter until maturity, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2015 through December 31, 2015	5.25:1.00
March 31, 2016	4.75:1.00
June 30, 2016 through September 30, 2016	4.25:1.00
December 31, 2016 through September 30, 2017	3.25:1.00
December 31, 2017 through September 30, 2018	3.00:1.00
December 31, 2018 through September 30, 2019	2.75:1.00
December 31, 2019 and thereafter	2.50:1.00

The Company’s maximum Leverage Ratio and actual Leverage Ratio are as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
September 30, 2015	5.25	3.87
December 31, 2015	5.25	4.23
March 31, 2016	4.75	3.89
June 30, 2016	4.25	4.10

For purposes of calculating the Leverage Ratio, the $60.0 million termination fee received in July 2016 from Polycom, as described under “Significant Events and Recent Developments” above, will be included in the calculation of the trailing twelve months Consolidated EBITDA, as specified in the April 2016 Credit Facilities, for the periods ending September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017.

Liquidity

We believe that with our existing cash balances and undrawn revolving credit facility we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding at any time. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on restructuring and integration actions, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, changes in foreign exchange rates and the cost, timing and success of potential acquisitions. Additional equity or debt financing may not be available on acceptable terms or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under the applicable existing credit agreement.

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability increased to $150.8 million at June 30, 2016 from $126.6 million at December 31, 2015 due primarily to a decrease in the discount rate assumption during the first six months of 2016.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At June 30, 2016, the plan had an unfunded pension liability of $94.6 million (December 31, 2015 — $79.6 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for the 2014 calendar year was determined to be $4.3 million (£3.2 million), and increases at an annual rate of 3% for the calendar years 2015 and 2016.

We have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At June 30, 2016, a liability of $32.3 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2015 – $22.1 million).

We have unfunded pension obligations in other jurisdictions, primarily in France and Germany. In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. At June 30, 2016, we had unfunded pension liabilities in other jurisdictions, including France and Germany, totaling $23.9 million (December 31, 2015 – $24.9 million).

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2016:

	Payments Due by Year
Contractual Obligations	Last six months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Long-term debt obligations (1)	$16.6	$33.1	$33.1	$33.1	$33.1	$647.3	$796.3
Capital lease obligations (2)	3.3	4.7	2.9	1.6	0.3	—	12.8
Operating lease obligations (3)	13.3	20.8	16.9	11.6	9.2	13.3	85.1
Defined benefit plan contributions (4)	2.3	—	—	—	—	—	2.3
Other	1.0	1.8	1.0	—	—	—	3.8

Total	$36.5	$60.4	$53.9	$46.3	$42.6	$660.6	$900.3

(1)	Represents the principal and interest payments on our term loan outstanding. Interest on our term loan is based on LIBOR plus 4.5% with LIBOR subject to a 1.0% floor. For the purposes of estimating the variable interest, the greater of the average three-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.0%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows as an estimate is not practicable.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on capital lease obligations range from 5.1% to 7.0%.

(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2016 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Annual Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $19.1 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At June 30, 2016, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $42.4 million (December 31, 2015 —$45.7 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Annual Financial Statements included in our Annual Report, with updates to these policies described in note 2 to our Interim Financial Statements. The following critical accounting policies have been updated to reflect our results up to June 30, 2016:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 3.9% of the ending aggregate lease portfolio as of June 30, 2016 compared to 4.4% at December 31, 2015. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of June 30, 2016. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of June 30, 2016 and December 31, 2015, the provision represented 6.4% and 5.8% of gross receivables, respectively.

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

For the three and six months ended June 30, 2016, stock-based compensation expense was $3.9 million and $8.2 million, respectively (three and six months ended June 30, 2015—$3.3 million and $5.1 million, respectively). As of June 30, 2016, there was $39.8 million of unrecognized stock-based compensation expense (December 31, 2015—$34.2 million). We expect this cost to be recognized over a weighted average period of 2.9 years (December 31, 2015—3.1 years).

Significant Recent Accounting Pronouncements

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU adds a Revenue from Contracts with Customers subtopic to the FASB ASC and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, to clarify certain guidance in ASU 2014-09 and in May 2016, the FASB issued ASU 2016-12 to provide narrow-scope improvements and practical expedients to ASU 2014-09. In August 2015, the FASB issued ASU 2015-14 to amend the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted no earlier than the first quarter of 2017. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements, which could impact the timing and amounts of revenue recognized.

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

Credit losses on financial instruments

In June 2016, the FASB issued ASU 2016-03 “Financial Instruments – Credit Losses” to improve information on credit losses for financial instruments. The ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted beginning in fiscal years beginning after December 18, 2018. We are currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2016, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In March and April, 2015, we were named a defendant in three purported stockholder class actions, two of which have been consolidated, that challenge the acquisition of Mavenir. Specifically, two stockholder actions challenging the acquisition of Mavenir—styled Nakoa v. Kohli, et al., C.A. No. 10757-VCP and Turberg v. Kohli, et al., C.A. No. 10779-VCP—were filed in the Delaware Court of Chancery on March 5 and 11, 2015, respectively. On March 23, 2015, the Court of Chancery entered an order consolidating these two complaints under the caption In re Mavenir Systems, Inc. Stockholders Litigation, Consol. C.A. No. 10757-VCP. On April 22, 2015, a Mavenir stockholder filed a separate complaint in the Delaware Court of Chancery in an action styled Isabel S. Rivera Cruz v. Mitel Networks Corporation, et al., C.A. No. 10936-VCP. The plaintiff in the Cruz action did not effect service of the complaint on the Company or any other named defendant. These stockholder complaints alleged, in part, that Mavenir’s directors breached their fiduciary duties in connection with the acquisition of Mavenir, and that we aided and abetted such alleged fiduciary breaches. On September 14, 2015 and January 22, 2016, the lead plaintiff in the consolidated action filed amended complaints, neither of which names us as a defendant. The operative complaint in the consolidated action, filed on January 22, 2016, names our subsidiary formerly known as Mavenir as a defendant. That complaint asserts a single cause of action against our subsidiary formerly known as Mavenir for an alleged breach of fiduciary duty relating to certain disclosures made to former Mavenir shareholders in connection with the acquisition of Mavenir. None of the complaints stated any amount of damages. On April 6, 2016, the parties to the consolidated action entered into a settlement term sheet which contemplates the settlement of the consolidated action and the release of various persons and entities, including but not limited to the Company and the defendants in the consolidated action (including our subsidiary formerly known as Mavenir), in consideration for which defendants and their insurer(s) will cause the sum of $3 million to be paid into a common fund for the class. Also on April 6, 2016, the parties to the consolidated action entered into a stipulation and proposed order regarding the payment of mootness attorneys’ fees to counsel for the plaintiffs in the consolidated action, pertaining to certain claims mooted at an earlier stage of the consolidated action. The Court of Chancery granted that proposed order on April 8, 2016. The parties to the consolidated action subsequently negotiated a Stipulation and Agreement of Compromise, Settlement and Release, which encompasses the terms contained in the term sheet and was filed with the Court of Chancery on June 29, 2016. The proposed settlement remains subject to the approval of the Court of Chancery, which has scheduled a hearing for October 12, 2016 to consider the proposed settlement. Our subsidiary formerly known as Mavenir has indemnified the former directors of Mavenir who are defendants in the lawsuits. We continue to believe that the allegations in all of the complaints are without merit. Although we do not believe such litigation will have a material impact on our financial condition or results of operations, we cannot predict with certainty any such impact and whether the Court of Chancery will approve the proposed settlement of the consolidated action or the outcome of such litigation.

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

In addition to the risk factors previously disclosed in our Annual Report, the following is a risk factor relating to the U.K.’s recent referendum on membership in the European Union (“E.U.”).

Risk Relating to the Referendum of the U.K.s Membership in the E.U.

On June 23, 2016, the U.K. held a referendum on the U.K.’s membership of the E.U. The result of the referendum was a majority vote in favor for the U.K. to leave the E.U., generally referred to as the “Brexit” referendum. The Brexit referendum triggered short-term financial volatility, including an approximate 11% decline in the value of British pound sterling in comparison to the U.S. dollar in the week after the referendum. Our revenues earned in the U.K. are disclosed in our quarterly and annual financial statements. We report our results in U.S. dollars and during periods of a strengthening U.S. dollar, our reported revenues generated in non-U.S. currencies are generally reduced because such currencies translate into fewer U.S. dollars. Changes in foreign exchange rates from period to period can have a significant impact on our results of operations and financial position, which may also make the comparability of periods complex.

In addition, a process of negotiation will be required to determine the future terms of the U.K.’s relationship with the E.U., and the uncertainty before, during and after the period of negotiation could have a negative economic impact and result in further volatility in the markets for several years. The impact of the Brexit referendum and such ongoing uncertainty may result in various economic and financial consequences for businesses operating in the U.K., the E.U. and beyond.

Any of these effects of Brexit, among others, could materially adversely affect our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this Report, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2016.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of April 15, 2016, and amendment thereto, dated June 10, 2016, by and among Polycom, Inc., Mitel Networks Corporation and Meteor Two, LLC (f/k/a Meteor Two, Inc.) (incorporated by reference to Annex A to the proxy statement/prospectus contained in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 filed with the SEC on June 10, 2016). Also see Exhibit 10.5 hereto.

10.2	Voting Agreement, dated as of April 15, 2016, by and among Mitel Networks Corporation, Meteor Two, Inc. and Elliott Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2016).

10.3	Form of Voting Agreement, dated as of April 15, 2016, by and among Mitel Networks Corporation, Meteor Two, Inc. and each director and certain officers of Polycom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2016).

10.4	Commitment Letter, dated as of April 15, 2016, by and among Mitel Networks Corporation, Meteor Two, Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 18, 2016).

10.5	Notice of Termination and Waiver dated July 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 30, 2015; (iv) Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2016; (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and June 30, 2015; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.