Form 10-Q
period 2016-09-30
MITEL NETWORKS CORP
filed 2016-11-03
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 121,901,324 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$73.3	$91.6
Accounts receivable (net of allowance for doubtful accounts of $14.9 and $17.9, respectively)	250.0	290.2
Sales-type lease receivables (net) (note 4)	10.0	12.6
Inventories (net) (note 5)	95.3	92.8
Other current assets (note 6)	92.2	75.4

	520.8	562.6
Non-current portion of sales-type lease receivables (net) (note 4)	16.6	17.0
Deferred tax asset	164.5	159.4
Property and equipment (net)	53.6	54.7
Identifiable intangible assets (net) (note 7)	334.0	389.9
Goodwill	658.6	658.6
Other non-current assets	11.9	10.5

	$1,760.0	$1,852.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$237.6	$249.4
Current portion of deferred revenue	101.8	112.3
Current portion of long-term debt (note 10)	17.8	11.7

	357.2	373.4
Long-term debt (note 10)	568.8	633.6
Long-term portion of deferred revenue	37.2	40.1
Deferred tax liability	17.9	28.2
Pension liability (note 11)	190.3	126.6
Other non-current liabilities	31.7	35.8

	1,203.1	1,237.7

Commitments, guarantees and contingencies (note 12)
Shareholders’ equity:
Common shares, without par value — unlimited shares authorized; issued and outstanding: 121.9 and 120.8, respectively (note 13)	1,424.5	1,414.2
Warrants (note 14)	39.1	39.1
Additional paid-in capital	53.2	49.0
Accumulated deficit	(727.4)	(719.3)
Accumulated other comprehensive loss	(232.5)	(168.0)

	556.9	615.0

	$1,760.0	$1,852.7

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenues	$279.8	$290.7	$863.1	$815.7
Cost of revenues	131.5	138.0	394.8	382.9

Gross margin	148.3	152.7	468.3	432.8

Expenses (income):
Selling, general and administrative	90.4	94.7	284.0	268.1
Research and development	34.4	35.4	111.8	96.3
Special charges and restructuring costs (note 16)	22.5	10.3	63.6	37.6
Amortization of acquisition-related intangible assets	19.6	22.3	56.6	55.8
Income from termination fee received (note 20)	(60.0)	—	(60.0)	—

	106.9	162.7	456.0	457.8

Operating income (loss)	41.4	(10.0)	12.3	(25.0)
Interest expense	(9.4)	(9.6)	(29.2)	(22.0)
Debt retirement and other debt costs (note 10)	(0.4)	(0.5)	(2.1)	(9.6)
Other income (loss) (note 21)	1.4	(0.5)	2.1	20.0

Income (loss) before income taxes	33.0	(20.6)	(16.9)	(36.6)
Current income tax recovery (expense)	1.2	0.6	(2.0)	(5.4)
Deferred income tax recovery (expense)	(9.1)	11.9	10.8	27.6

Net income (loss)	$25.1	$(8.1)	$(8.1)	$(14.4)

Net income (loss) per common share
Basic	$0.21	$(0.07)	$(0.07)	$(0.13)
Diluted	$0.20	$(0.07)	$(0.07)	$(0.13)
Weighted-average number of common shares outstanding (note 15)
Basic	121.7	120.2	121.3	111.4
Diluted	125.9	120.2	121.3	111.4

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net income (loss)	$25.1	$(8.1)	$(8.1)	$(14.4)

Other comprehensive income (loss):
Foreign currency translation adjustments	0.4	(0.7)	(1.2)	(28.1)
Pension liability adjustments	(39.3)	4.6	(63.3)	(9.8)

	(38.9)	3.9	(64.5)	(37.9)

Comprehensive income (loss)	$(13.8)	$(4.2)	$(72.6)	$(52.3)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2014	100.1	$1,216.3	$39.1	$38.0	$(698.6)	$(147.0)	$447.8

Comprehensive income (loss)	—	—	—	—	5.3	(48.7)	(43.4)
Exercise of stock options and vesting of restricted stock units	0.1	1.4	—	(0.6)	—	—	0.8
Stock-based compensation	—	—	—	1.8	—	—	1.8

Balance at March 31, 2015	100.2	$1,217.7	$39.1	$39.2	$(693.3)	$(195.7)	$407.0

Comprehensive income (loss)	—	—	—	—	(11.6)	6.9	(4.7)
Exercise of stock options and vesting of restricted stock units	0.2	1.6	—	(1.2)	—	—	0.4
Stock-based compensation	—	—	—	3.3	—	—	3.3
Issuance of shares (note 3)	19.7	189.2	—	—	—	—	189.2
Stock options issued as consideration for the acquisition of Mavenir (note 3)	—	—	—	2.8	—	—	2.8

Balance at June 30, 2015	120.1	$1,408.5	$39.1	$44.1	$(704.9)	$(188.8)	$598.0

Comprehensive income (loss)	—	—	—	—	(8.1)	3.9	(4.2)
Exercise of stock options and vesting of restricted stock units	0.2	2.0	—	(1.4)	—	—	0.6
Stock-based compensation	—	—	—	3.8	—	—	3.8

Balance at September 30, 2015	120.3	$1,410.5	$39.1	$46.5	$(713.0)	$(184.9)	$598.2

Comprehensive income (loss)	—	—	—	—	(6.3)	16.9	10.6
Exercise of stock options and vesting of restricted stock units	0.5	3.7	—	(1.4)	—	—	2.3
Stock-based compensation	—	—	—	3.9	—	—	3.9

Balance at December 31, 2015	120.8	$1,414.2	$39.1	$49.0	$(719.3)	$(168.0)	$615.0

Comprehensive income (loss)	—	—	—	—	(22.4)	(11.1)	(33.5)
Exercise of stock options and vesting of restricted stock units	0.3	3.0	—	(2.8)	—	—	0.2
Stock-based compensation	—	—	—	4.3	—	—	4.3

Balance at March 31, 2016	121.1	$1,417.2	$39.1	$50.5	$(741.7)	$(179.1)	$586.0

Comprehensive income (loss)	—	—	—	—	(10.8)	(14.5)	(25.3)
Exercise of stock options and vesting of restricted stock units	0.4	4.4	—	(3.1)	—	—	1.3
Stock-based compensation	—	—	—	3.9	—	—	3.9

Balance at June 30, 2016	121.5	$1,421.6	$39.1	$51.3	$(752.5)	$(193.6)	$565.9

Comprehensive income (loss)	—	—	—	—	25.1	(38.9)	(13.8)
Exercise of stock options and vesting of restricted stock units	0.4	2.9	—	(2.4)	—	—	0.5
Stock-based compensation	—	—	—	4.3	—	—	4.3

Balance at September 30, 2016	121.9	$1,424.5	$39.1	$53.2	$(727.4)	$(232.5)	$556.9

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$25.1	$(8.1)	$(8.1)	$(14.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	26.0	28.6	75.8	73.4
Stock-based compensation	4.3	3.8	12.5	8.9
Deferred income tax expense (recovery)	9.1	(11.9)	(10.8)	(27.6)
Non-cash portion of debt retirement and other debt costs (note 10)	0.4	0.5	2.1	9.6
Non-cash movements in provisions	3.8	0.1	3.0	(0.6)
Change in non-cash operating assets and liabilities (note 18)	(39.0)	4.3	(12.0)	(12.8)

Net cash provided by operating activities	29.7	17.3	62.5	36.5

Investing activities:
Additions to property, equipment and intangible assets	(4.6)	(3.9)	(11.9)	(11.2)
Acquisitions, net of cash acquired (note 3)	—	—	—	(343.7)

Net cash used in investing activities	(4.6)	(3.9)	(11.9)	(354.9)

Financing activities:
Proceeds from issuance of long-term debt (note 10)	—	—	—	653.4
Repayment of senior credit facilities (note 10)	(11.5)	(1.7)	(65.1)	(305.8)
Repayment of acquired long-term debt (note 3)	—	—	—	(30.4)
Borrowings under the revolving credit facility	17.0	—	53.0	—
Repayments under the revolving credit facility	(17.0)	—	(53.0)	—
Payment of deferred financing costs and other debt costs (note 10)	—	(2.4)	—	(19.6)
Repayment of capital lease liabilities and other long-term debt	(1.9)	(2.0)	(4.7)	(5.9)
Proceeds from issuance of common shares from option exercises	0.5	0.6	2.0	1.8

Net cash provided by (used in) financing activities	(12.9)	(5.5)	(67.8)	293.5

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.0)	(1.1)	(3.5)

Net increase (decrease) in cash and cash equivalents	12.1	6.9	(18.3)	(28.4)
Cash and cash equivalents, beginning of period	61.2	76.0	91.6	111.3

Cash and cash equivalents, end of period	$73.3	$82.9	$73.3	$82.9

(Note 18 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2016 and September 30, 2015

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

Statement of cash flows

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” to address diversity in practice on certain specific cash flow issues. The ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption to have an effect on the consolidated financial statements.

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

Mavenir’s results of operations are included in the results of operations of the combined entity from the date of acquisition. The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the period:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Operations
Revenues	$290.7	$847.7
Net loss	$(8.1)	$(73.5)
Net loss per share	$(0.07)	$(0.61)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the period and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	Amortization of intangible assets that arose from the acquisition of $31.6 per year;

•	A reduction to revenue as a result of the valuation of the deferred revenue acquired being below Mavenir’s historical book value as well as the valuation of in-progress contracts. The reduction for the three and nine months ended September 30, 2015 was nil and $2.3, respectively (relating to the pro-forma period from January 1, 2015 to April 29, 2015); and

•	A tax provision based on an estimated effective tax rate of nil as a result of previously unrecognized tax loss carryforwards.

Additional details of the acquisition, including the allocation of the purchase price to the net assets acquired, are included in note 3 to the Annual Financial Statements.

b) Tiger TMS – June 2015

On June 1, 2015, Mitel acquired all of the outstanding equity of Tiger TMS (“Tiger”), a global provider of software, cloud and applications-based solutions for the hospitality industry. Tiger recorded revenues of approximately $10.0 for the year ended December 31, 2014, which were primarily generated in Europe, the Middle East and the United States. Total consideration for the acquisition is estimated to be $8.6. Tiger’s results of operations are included in the results of operations of the combined entity from the date of acquisition. Additional details of the acquisition, including the allocation of the purchase price to the net assets acquired, are included in note 3 to the Annual Financial Statements.

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

	September 30, 2016				December 31, 2015
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$4.9	$(0.9)		$4.0	$5.6	$(0.9)		$4.7
Current portion of investment in sales-type leases	10.3	(0.3)		10.0	13.0	(0.4)		12.6
Non-current portion of investment in sales-type leases	17.1	(0.5)		16.6	17.5	(0.5)		17.0

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	32.3	(1.7)		30.6	36.1	(1.8)		34.3
Sold rental payments remaining unbilled	41.3	(1.4	)(1)	39.9	47.6	(1.9	)(1)	45.7

Total of sales-type leases unsold and sold	$73.6	$(3.1)		$70.5	$83.7	$(3.7)		$80.0

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three and nine months ended September 30, 2016, the Company sold $3.2 and $12.1, respectively of rental payments and recorded gains on sale of those rental payments of $0.5 and $1.9, respectively (three months and nine months ended September 30, 2015—sold $4.8 and $11.6, respectively and recorded gains of $0.8 and $2.0, respectively). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of September 30, 2016

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.4	$1.6	$0.9	$2.5	$4.9
Investment in sold and unsold sales-type lease receivables	62.5	6.1	0.1	6.2	68.7

Total gross sales-type leases	64.9	7.7	1.0	8.7	73.6
Allowance	(1.3)	(1.0)	(0.8)	(1.8)	(3.1)

Total net sales-type leases	$63.6	$6.7	$0.2	$6.9	$70.5

Aging Analysis as of December 31, 2015

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$3.1	$1.6	$0.9	$2.5	$5.6
Investment in sold and unsold sales-type lease receivables	67.6	10.2	0.3	10.5	78.1

Total gross sales-type leases	70.7	11.8	1.2	13.0	83.7
Allowance	(1.5)	(1.1)	(1.1)	(2.2)	(3.7)

Total net sales-type leases	$69.2	$10.7	$0.1	$10.8	$80.0

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

Allowance for credit losses on sales-type leases, December 31, 2014	$(4.3)
Write-offs	0.6

Allowance for credit losses on sales-type leases, December 31, 2015	$(3.7)

Write-offs	0.2

Allowance for credit losses on sales-type leases, March 31, 2016	$(3.5)

Write-offs	0.4
Recoveries	0.1

Allowance for credit losses on sales-type leases, June 30, 2016	$(3.0)

Provision	(0.1)

Allowance for credit losses on sales-type leases, September 30, 2016	$(3.1)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	September 30, 2016	December 31, 2015
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$3.7	$4.2
Allowance against sales-type leases individually evaluated for impairment	(1.5)	(1.9)

Sales-type leases individually evaluated for impairment, net	$2.2	$2.3

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$69.9	$79.5
Allowance against sales-type leases collectively evaluated for impairment	(1.6)	(1.8)

Sales-type leases collectively evaluated for impairment, net	$68.3	$77.7

5. INVENTORIES

	September 30, 2016	December 31, 2015
Raw materials	$5.6	$5.9
Finished goods(1)	91.2	87.4
Service inventory	6.3	6.9
Less: provision for excess and obsolete inventory(1)	(7.8)	(7.4)

	$95.3	$92.8

(1)	At September 30, 2016, finished goods are recorded net of approximately $12.9 of historical inventory provision remaining from acquisitions, as discussed in note 3 of the Annual Financial Statements (December 31, 2015 - $17.0). This amount will decrease as the related inventory acquired is sold or written off.

6. OTHER CURRENT ASSETS

	September 30, 2016	December 31, 2015
Prepaid expenses and deferred charges	$39.1	$31.3
Unbilled receivables	26.6	23.7
Due from related parties (note 9)	0.2	0.5
Income tax receivable	10.9	8.5
Other receivables	13.2	10.1
Restricted cash	2.2	1.3

	$92.2	$75.4

7. IDENTIFIABLE INTANGIBLE ASSETS

	September 30, 2016			December 31, 2015
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$342.8	$(114.9)	$227.9	$342.8	$(74.1)	$268.7
Customer relationships	126.9	(28.1)	98.8	126.9	(14.5)	112.4
Patents, trademarks and other	33.7	(26.4)	7.3	32.1	(23.3)	8.8

	$503.4	$(169.4)	$334.0	$501.8	$(111.9)	$389.9

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2016	December 31, 2015
Trade payables	$64.1	$65.6
Employee-related payables	51.1	47.6
Accrued liabilities	78.9	72.7
Restructuring, warranty and other provisions	23.3	31.8
Due to related parties (note 9)	0.9	0.8
Other payables	19.3	30.9

	$237.6	$249.4

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

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and nine months ended September 30, 2016, Mitel recorded lease expense for base rent and operating costs of $1.2 and $3.5, respectively (three and nine months ended September 30, 2015—$1.1 and $3.2, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.2 and $0.7, respectively, for the three months ended September 30, 2016 (three months ended September 30, 2015—$0.4 and $1.5, respectively) and were $1.1 and $2.4, respectively, for the nine months ended September 30, 2016 (nine months ended September 30, 2015—$2.2 and $2.8, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

10. LONG-TERM DEBT

	September 30, 2016	December 31, 2015
Term loan, seven-year term, maturing April 2022	$591.6	$656.7
Unamortized original issue discount, recorded net against term loan	(4.9)	(6.1)
Unamortized debt issue costs, recorded net against term loan	(13.1)	(16.1)
Capital leases, at interest rates varying from 5.1% to 7.0%, maturity dates of up to four years, secured by the leased assets	13.0	10.6
Other	—	0.2

	586.6	645.3
Less: current portion	(17.8)	(11.7)

	$568.8	$633.6

Debt prepayments

In July 2016, Mitel made a prepayment of $11.5 on its term loan. As a result, the Company recorded debt retirement costs of $0.4 in the third quarter of 2016 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

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

Voluntary prepayments can be applied against mandatory principal repayments under the credit facility. The Company is required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the April 2015 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required to be paid within 100 days of December 31, 2016. At September 30, 2016, $12.4 has been recorded as the current portion of long-term debt to reflect the estimated excess cash flow payment due within 100 days of December 31, 2016.

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

11. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans primarily in the U.K., France and Germany as well as a multiple-employer defined benefit pension plan in Switzerland. At September 30, 2016, the net pension liability was $190.3 (December 31, 2015—$126.6). The increase in liability from December 31, 2015 was primarily due to an increase in the U.K. and Switzerland pension plan liabilities due to updated pension valuations. At September 30, 2016, the U.K. and Switzerland pension plan valuations from December 31, 2015 were updated for actual investment performance and certain changes in assumptions. The increases in the pension liabilities were primarily due to increases in the accrued benefits obligations resulting from decreases in the discount rates since December 31, 2015. The discount rates were determined on a consistent basis and reflect prevailing rates available on high-quality, fixed income debt instruments.

The amount of annual employer contributions required to fund the U.K. pension deficit is determined every three years, in accordance with U.K. regulations. In June 2013, the Company’s annual funding requirement to fund the pension deficit was determined to be $4.2 (£3.2) for 2014, and increased at an annual rate of 3% for 2015 and 2016. In September 2016, the Company’s annual funding requirement to fund the pension deficit was determined to be $7.2 (£5.5) for the remainder of 2016 (on a pro-rata basis) and for 2017, 2018 and 2019.

The Company’s net periodic benefit cost was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Defined contribution plans
Contribution expense	$2.7	$2.7	$10.4	$8.7
Defined benefit plans
Current service cost	0.8	0.7	2.1	2.3
Interest cost	2.6	3.0	8.1	8.8
Expected return on plan assets	(2.6)	(2.8)	(7.9)	(8.2)
Recognized actuarial loss(1)	0.6	0.6	1.7	1.7

Total periodic benefit cost, net	$4.1	$4.2	$14.4	$13.3

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of accumulated other comprehensive loss into operating expenses, primarily selling, general and administrative expense.

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

Contingencies

The Company is party to legal proceedings, claims and potential claims arising in the normal course of business. The Company’s management and legal counsel estimate that any monetary liability or financial impact of such claims or potential claims to which the Company might be subject to after final adjudication would not be material to the Interim Financial Statements. In circumstances where the outcome of the lawsuit is expected to be unfavorable, the Company has recorded a provision for the expected settlement amount. Where the expected settlement amount is a range, the Company has provided for the best estimate within that range. If no amount within the range is more likely, then the Company has provided for the minimum amount of the range.

Letters of Credit and Guarantees

Letters of credit, financial guarantees and other similar instruments are reviewed regularly, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $10.3 as of September 30, 2016 (December 31, 2015 — $10.0). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of September 30, 2016 and December 31, 2015.

13. SHARE CAPITAL

Share Capital

At September 30, 2016 and December 31, 2015, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	2016		2015
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of first quarter	9.4	$6.97	6.8	$6.12
Granted	0.8	$7.17	1.0	$9.70
Exercised	(0.1)	$4.70	(0.1)	$7.00
Forfeited	(0.1)	$8.27	(0.2)	$5.56
Expired	(0.5)	$5.42	— (1)	$10.24

Balance, end of first quarter	9.5	$7.09	7.5	$6.58

Granted in normal course	0.1	$6.74	0.2	$8.96
Granted in connection with the acquisition of Mavenir (note 3)	—	$—	2.5	$7.50
Exercised	(0.2)	$4.94	(0.2)	$4.82
Forfeited	(0.4)	$8.74	(0.1)	$7.71
Expired	(0.1)	$8.79	— (1)	$7.89

Balance, end of second quarter	8.9	$7.07	9.9	$6.86

Granted in normal course	— (1)	$8.12	0.4	$8.31
Exercised	(0.2)	$3.86	(0.1)	$4.21
Forfeited	— (1)	$8.36	(0.2)	$9.40
Expired	(0.2)	$9.63	(0.1)	$7.83

Balance, end of third quarter	8.5	$7.04	9.9	$6.89

Number of options exercisable, September 30	5.7	$6.55	5.1	$6.19

(1)	Number of options is less than 0.1 for the period.

The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grants during the period. The assumptions used are summarized as follows:

	Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	September 30, 2015	June 30, 2015	March 31, 2015
Number of options granted in normal course	— (1)	0.1	0.8	0.4	0.2	1.0
Risk-free interest rate	1.1%	1.4%	1.3%	1.5%	1.3%	1.6%
Dividends	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility	51.4%	51.4%	51.4%	52.0%	52.0%	52.0%
Annual forfeiture rate	10.0%	10.0%	10.0%	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years	5 years	5 years	5 years
Weighted average fair value per option	$3.52	$2.93	$3.15	$3.66	$3.93	$4.49

(1)	Number of options is less than 0.1 for the period.

In addition, in the three and nine months ended September 30, 2016 the Company granted nil and 1.8 million restricted stock units, respectively (three and nine months ended September 30, 2015 — 0.6 million and 2.2 million, respectively). At September 30, 2016, 3.2 million restricted stock units were outstanding (December 31, 2015 – 2.6 million).

The number of stock-based awards available for grant under the Company’s 2014 Equity Incentive Plan at September 30, 2016 was 2.7 million (December 31, 2015—4.6 million).

14. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	September 30, 2016	December 31, 2015
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At September 30, 2016, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2015—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

15. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Weighted average common shares outstanding, basic	121.7	120.2	121.3	111.4
Dilutive effect of stock options	1.4	—	—	—
Dilutive effect of RSUs	0.3	—	—	—
Dilutive effect of warrants	2.5	—	—	—

Weighted average common shares outstanding, diluted	125.9	120.2	121.3	111.4

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the terms of the securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Average number outstanding, in millions)	2016	2015	2016	2015
Stock options	4.7	6.1	5.2	4.4
RSUs	1.5	2.7	2.1	2.1

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
(Average number outstanding, in millions)	2016	2015	2016	2015
Stock options	—	3.4	3.8	4.2
RSUs	—	—	1.3	—
Warrants	—	2.5	2.5	2.5

Additionally, for the three and nine months ended September 30, 2015, 0.5 million options, which could potentially dilute basic earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period. These options expired unexercised in January 2016.

16. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $22.5 were recorded in the three months ended September 30, 2016. The costs consisted of $5.5 of employee-related charges, $0.9 of facility-reduction related charges, $4.2 of integration-related charges and $11.9 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 50 people, primarily in North America. Integration-related charges include professional fees and incidental costs relating to the integrations of recent acquisitions, including the acquisition of Mavenir in April 2015. Acquisition-related charges consisted primarily of legal and advisory fees, including termination payments incurred relating to the terminated acquisition of Polycom. In connection with the termination, the Company received a termination fee of $60.0 from Polycom, which is recorded separately in the consolidated statement of operations and is further described in note 20.

Special charges and restructuring costs of $25.3 were recorded in the three months ended June 30, 2016. The costs consisted of $8.5 of employee-related charges, $0.7 of facility-reduction related charges, $4.8 of integration-related charges and $11.3 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 25 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of recent acquisitions, including the acquisition of Mavenir in April 2015. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the terminated acquisition of Polycom, as described in note 20.

Special charges and restructuring costs of $15.8 were recorded in the three months ended March 31, 2016. The costs consisted of $5.1 of employee-related charges, $0.6 of facility-reduction related charges, $6.0 of integration-related charges and $4.1 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 30 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of recent acquisitions, including the acquisition of Mavenir in April 2015. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the terminated acquisition of Polycom, as described in note 20.

Special charges and restructuring costs of $10.3 were recorded in the three months ended September 30, 2015. The costs consisted of $4.6 of employee-related charges, $0.6 of facility-related charges and $5.1 of integration and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 90 people. Integration and acquisition-related charges consist primarily of professional fees and incidental costs relating to the integration of Aastra Technologies Limited (“Aastra”), acquired in January 2014, and Mavenir.

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

At September 30, 2016, the workforce reduction liability of $12.1 and the current portion of the lease termination obligation liability of $3.7 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $1.6 included in other non-current liabilities.

The following table summarizes the change in provision:

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2014	$15.5	$7.6	$23.1

Charges	1.4	—	1.4
Cash payments	(6.6)	(1.3)	(7.9)

Balance of provision as of March 31, 2015	$10.3	$6.3	$16.6

Charges	3.3	0.3	3.6
Cash payments	(5.2)	(0.6)	(5.8)

Balance of provision as of June 30, 2015	$8.4	$6.0	$14.4

Charges	4.6	0.6	5.2
Cash payments	(3.9)	(1.0)	(4.9)

Balance of provision as of September 30, 2015	$9.1	$5.6	$14.7

Charges	10.4	0.8	11.2
Cash payments	(4.8)	(0.8)	(5.6)

Balance of provision as of December 31, 2015	$14.7	$5.6	$20.3

Charges	5.1	0.6	5.7
Cash payments	(4.4)	(0.8)	(5.2)

Balance of provision as of March 31, 2016	$15.4	$5.4	$20.8

Charges	8.5	0.7	9.2
Cash payments	(10.2)	(1.1)	(11.3)

Balance of provision as of June 30, 2016	$13.7	$5.0	$18.7

Charges	5.5	0.9	6.4
Cash payments	(7.1)	(0.6)	(7.7)

Balance of provision as of September 30, 2016	$12.1	$5.3	$17.4

17. SEGMENT INFORMATION

The Company reports its financial performance based on three segments, Enterprise, Cloud and Mobile.

•	The Enterprise segment sells and supports products and services for premise-based customers.

•	The Cloud segment sells and supports products that are deployed in a cloud environment.

•	The Mobile segment sells and supports software-based telecommunications networking solutions that enable mobile service providers to deliver IP-based voice, video, rich communications and enhanced messaging services to their subscribers.

The segments are further described in note 22 to the Annual Financial Statements. Up to December 31, 2015, the primary financial measures of performance of the segments consisted of revenues and gross margin. Beginning in the first quarter of 2016, the primary financial measures of performance used by the chief operating decision maker were expanded to include segment income, which is gross margin less selling, general and administrative expenses, research and development expenses and other expense (income), excluding foreign exchange loss (gain). The expenses are generally directly charged to the segment. In certain cases, expenses are allocated to the segment on a pro-rata basis using an appropriate allocation method.

The following tables present the results of operations for the Company’s segments:

	Three Months Ended September 30, 2016
	Enterprise	Cloud	Mobile	Total(1)
Revenues
Product	$123.4	$13.8	$30.2	$167.4
Recurring	47.5	30.5	9.5	87.5
Services	18.8	0.5	5.6	24.9

	189.7	44.8	45.3	279.8
Purchase accounting adjustments(2)	—	—	—	—

Total revenues	189.7	44.8	45.3	279.8

Gross margin
Product	67.7	8.3	17.0	93.0
Recurring	28.7	15.4	3.8	47.9
Services	4.5	0.1	2.8	7.4

	100.9	23.8	23.6	148.3
Purchase accounting adjustments(2)	—	—	—	—

Total gross margin	100.9	23.8	23.6	148.3

Selling, General and Administrative	63.4	16.0	11.0	90.4
Research and Development	16.7	6.3	11.4	34.4
Other income(3)	(0.2)	—	(0.1)	(0.3)

Segment income (loss)	$21.0	$1.5	$1.3	$23.8

Other information
Depreciation and amortization	$3.5	$0.9	$2.0	$6.4
Stock-based compensation	$3.0	$0.5	$0.8	$4.3

(1)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(2)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet of the acquired company at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.
(3)	Other income consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $1.1.

	Nine Months Ended September 30, 2016
	Enterprise	Cloud	Mobile	Total(1)
Revenues
Product	$380.2	$45.6	$92.5	$518.3
Recurring	143.8	89.6	27.7	261.1
Services	67.3	1.3	16.3	84.9

	591.3	136.5	136.5	864.3
Purchase accounting adjustments(2)	—	—	(1.2)	(1.2)

Total revenues	591.3	136.5	135.3	863.1

Gross margin
Product	213.0	27.8	57.1	297.9
Recurring	85.9	44.1	12.4	142.4
Services	20.6	0.3	8.3	29.2

	319.5	72.2	77.8	469.5
Purchase accounting adjustments(2)	—	—	(1.2)	(1.2)

Total gross margin	319.5	72.2	76.6	468.3

Selling, General and Administrative	199.2	47.5	37.3	284.0
Research and Development	55.2	19.5	37.1	111.8
Other income(3)	(0.4)	(0.1)	(0.1)	(0.6)

Segment income (loss)	$65.5	5.3	2.3	73.1

Other information
Depreciation and amortization	$11.0	$2.5	$5.7	$19.2
Stock-based compensation	$8.7	$1.5	$2.3	$12.5

(1)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(2)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet of the acquired company at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.
(3)	Other income consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $1.5.

	Three Months Ended September 30, 2015
	Enterprise	Cloud	Mobile(1)	Total(2)
Revenues
Product	$141.9	$11.8	$24.7	$178.4
Recurring	47.5	28.1	9.7	85.3
Services	19.3	0.5	10.2	30.0

	208.7	40.4	44.6	293.7
Purchase accounting adjustments(3)	(0.8)	—	(2.2)	(3.0)

Total revenues	207.9	40.4	42.4	290.7

Gross margin
Product	78.5	6.6	12.1	97.2
Recurring	27.9	13.3	5.6	46.8
Services	6.2	0.2	4.1	10.5

	112.6	20.1	21.8	154.5
Purchase accounting adjustments(3)	(0.8)	—	(1.0)	(1.8)

Total gross margin	111.8	20.1	20.8	152.7

Selling, General and Administrative	67.8	13.8	13.1	94.7
Research and Development	19.0	5.2	11.2	35.4
Other income(4)	(0.3)	—	(0.1)	(0.4)

Segment income (loss)	$25.3	1.1	(3.4)	23.0

Other information
Depreciation and amortization	$4.0	$0.8	$1.5	$6.3
Stock-based compensation	$2.8	$0.4	$0.6	$3.8

(1)	The Mobile segment consists of the operations of Mavenir, acquired on April 29, 2015, as described in note 3.
(2)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(3)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.

(4)	Other income consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange loss of $0.9.

	Nine Months Ended September 30, 2015
	Enterprise	Cloud	Mobile(1)	Total(2)
Revenues
Product	$434.0	$33.8	$47.8	$515.6
Recurring	143.7	76.7	16.1	236.5
Services	61.3	1.7	19.8	82.8

	639.0	112.2	83.7	834.9
Purchase accounting adjustments(3)	(2.4)	—	(16.8)	(19.2)

Total revenues	636.6	112.2	66.9	815.7

Gross margin
Product	242.6	18.3	24.0	284.9
Recurring	81.7	36.4	8.2	126.3
Services	20.4	0.9	9.8	31.1

	344.7	55.6	42.0	442.3
Purchase accounting adjustments(3)	(2.4)	—	(7.1)	(9.5)

Total gross margin	342.3	55.6	34.9	432.8

Selling, General and Administrative	205.7	40.3	22.1	268.1
Research and Development	61.2	16.2	18.9	96.3
Other income(4)	(1.2)	(0.2)	(0.1)	(1.5)

Segment income (loss)	$76.6	(0.7)	(6.0)	69.9

Other information
Depreciation and amortization	$12.9	$2.2	$2.5	$17.6
Stock-based compensation	$6.8	$1.1	$1.0	$8.9

(1)	The Mobile segment consists of the operations of Mavenir, acquired on April 29, 2015, as described in note 3.
(2)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(3)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. In addition, as a result of purchase accounting, Mitel only records revenue for the value of work performed subsequent to the date of acquisition. As a result, the fair value of in-progress contracts, representing work completed up to the acquisition date, is not recorded as revenue by Mitel, nor are associated costs recognized as cost of sales. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition.
(4)	Other income consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $18.5.

Geographic information

The Company reports revenues by geographic location as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa; and

•	Asia-Pacific, consisting of the continent of Asia and the Pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following geographic locations based on location of the customers.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Canada	$8.2	$8.0	$25.9	$27.0
United States	134.2	130.9	408.6	359.1
Rest of Americas	3.5	5.0	9.6	13.0

Americas	145.9	143.9	444.1	399.1

Germany	32.1	35.4	92.4	88.6
U.K.	22.6	26.2	82.0	76.9
Rest of EMEA	69.0	76.4	214.0	228.7

EMEA	123.7	138.0	388.4	394.2

Asia-Pacific	10.2	11.8	31.8	41.6

Purchase accounting adjustments	—	(3.0)	(1.2)	(19.2)

	$279.8	$290.7	$863.1	$815.7

18. SUPPLEMENTARY CASH FLOW INFORMATION

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$5.6	$35.1	$37.8	$31.8
Inventories	(3.8)	(2.6)	(4.0)	(16.0)
Other current assets	(4.8)	(2.0)	(19.0)	5.5
Other non-current assets	(1.4)	1.2	(1.4)	5.0
Accounts payable and accrued liabilities	(29.0)	(21.7)	(6.7)	(52.0)
Deferred revenue	(2.9)	(2.9)	(10.9)	14.6
Other non-current liabilities	(2.3)	(2.6)	(4.8)	(0.7)
Change in pension liability	(0.4)	(0.2)	(3.0)	(1.0)

	$(39.0)	$4.3	$(12.0)	$(12.8)

Other items:
Interest payments	$8.9	$8.7	$27.7	$17.0
Income tax payments	$3.5	$2.3	$11.0	$7.4
Property and equipment additions financed through capital lease	$3.0	$0.8	$6.9	$2.6

Cash and cash equivalents at September 30, 2016 consisted of cash of $71.7 (December 31, 2015—$90.3) and cash equivalents of $1.6 (December 31, 2015—$1.3).

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

Fair value hedging

At September 30, 2016, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Canadian dollars, Swiss francs, Danish kroner, Indian rupee and net U.S. dollars at fixed rates on a notional amount of $9.0, $3.3, $3.1, $4.9 and $74.7 U.S. dollars, respectively and to sell Australian dollars, British pounds sterling, Euros and Singapore dollars at fixed rates on a notional amount of $13.2, $21.1, $47.7 and $13.0 U.S. dollars, respectively. At September 30, 2016 all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. At September 30, 2016, the Company had a net unrealized gain on fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.2.

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

20. INCOME FROM TERMINATION FEE RECEIVED

On April 15, 2016, Mitel and Polycom, Inc. (“Polycom”) (NYSE:PLCM) entered into a definitive merger agreement under which Mitel agreed to acquire all of the outstanding shares of Polycom common stock in a cash and stock transaction. On July 7, 2016, Polycom’s board of directors notified Mitel that it had received a binding offer from a third party to acquire Polycom and that Polycom’s board of directors concluded that such offer constituted a “Company Superior Proposal” under its merger agreement with Mitel. Later on July 7, 2016, Mitel waived its right to renegotiate the consideration payable to Polycom stockholders under the merger agreement. On July 8, 2016, Polycom paid Mitel a termination fee of $60.0 and the merger agreement was terminated. The termination fee has been recorded as Income from Termination Fee Received on the consolidated statement of operations in the third quarter of 2016.

21. OTHER INCOME

Other income for the three and nine months ended September 30, 2016 included a foreign exchange gain of $1.1 and $1.5, respectively. Other income for the three and nine months ended September 30, 2015 included a foreign exchange gain (loss) of ($0.9) and $18.5, respectively. The foreign exchange gain for the nine months ended September 30, 2015 related primarily to intercompany balances and was fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

Other income for the three and nine months ended September 30, 2016 included a loss of nil and $0.4, respectively, relating to the sale of accounts receivable in June 2016. In June 2016, accounts receivable with a book value of $22.0 were sold for net proceeds of $21.6.

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

Significant Events and Recent Developments:

Mitel receives $60.0 million termination fee — July 2016

On April 15, 2016, Mitel and Polycom, Inc. (“Polycom”) (NYSE:PLCM) entered into a definitive merger agreement under which Mitel agreed to acquire all of the outstanding shares of Polycom common stock in a cash and stock transaction. On July 7, 2016, Polycom’s board of directors notified Mitel that it had received a binding offer from a third party to acquire Polycom and that Polycom’s board of directors concluded that such offer constituted a “Company Superior Proposal” under its merger agreement with Mitel. Later on July 7, 2016, Mitel waived its right to renegotiate the consideration payable to Polycom stockholders under the merger agreement. On July 8, 2016, Polycom paid Mitel a termination fee of $60.0 million and the merger agreement was terminated. The termination fee was recorded as Income from Termination Fee Received on the consolidated statement of operations in the third quarter of 2016.

Prepayments of term loan — January 2016, March 2016, June 2016 and July 2016

We made prepayments on our term loan of $25.0 million in January 2016, $15.0 million in March 2016, $13.6 million in June 2016 and $11.5 million in July 2016.

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

Operating Results

Total revenue for the three months ended September 30, 2016 was $279.8 million compared to $290.7 million for the three months ended September 30, 2015. The decrease in revenues was due to lower revenues in the Enterprise segment, partially offset by revenue growth in the cloud and mobile segments. Our operating income for the three months ended September 30, 2016 was $41.4 million compared to an operating loss of $10.0 million for the three months ended September 30, 2015. The higher operating income was driven primarily by receipt of the $60.0 million termination fee from Polycom in July 2016, as described under “Significant Events and Recent Developments”, above, which was partially offset by higher special charges and restructuring costs due to the terminated Polycom transaction. Excluding the termination fee and special charges and restructuring costs, our operating results were consistent as the lower revenues were offset by a higher gross margin percentage and lower operating expenses due primarily to savings from integration and restructuring activities.

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

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three Months Ended September 30,				Change
	2016		2015
	Amounts	% of Revenues	Amounts	% of Revenues	Amounts	Percent
	(in millions, except percentages and per share amounts)
Revenues	$279.8		$290.7		$(10.9)	(3.7)%
Cost of revenues	131.5	47.0%	138.0	47.5%	(6.5)	(4.7)%

Gross margin	148.3	53.0%	152.7	52.5%	(4.4)	(2.9)%

Expenses (income):
Selling, general and administrative	90.4	32.3%	94.7	32.6%	(4.3)	(4.5)%
Research and development	34.4	12.3%	35.4	12.2%	(1.0)	(2.8)%
Special charges and restructuring costs	22.5	8.0%	10.3	3.5%	12.2	118.4%
Amortization of acquisition-related intangible assets	19.6	7.0%	22.3	7.7%	(2.7)	(12.1)%
Income from termination fee received	(60.0)	(21.4)%	—	—	(60.0)	*

	106.9	38.2%	162.7	56.0%	(55.8)	(34.3)%

Operating income (loss)	41.4	14.8%	(10.0)	(3.4)%	51.4	*
Interest expense	(9.4)	(3.4)%	(9.6)	(3.3)%	0.2	(2.1)%
Debt retirement and other debt costs	(0.4)	(0.1)%	(0.5)	(0.2)%	0.1	*
Other income (loss)	1.4	0.5%	(0.5)	(0.2)%	1.9	*

Income (loss) from operations, before income taxes	33.0	11.8%	(20.6)	(7.1)%	53.6	*
Income tax recovery (expense)	(7.9)	(2.8)%	12.5	4.3%	(20.4)	*

Net income (loss)	$25.1	9.0%	$(8.1)	(2.8)%	$33.2	*

Adjusted EBITDA, a non-GAAP measure	$34.5	12.3%	$34.9	12.0%	$(0.4)	(1.1)%

Net income (loss) per common share
Basic	$0.21		$(0.07)
Diluted	$0.20		$(0.07)
Weighted-average number of common shares outstanding
Basic	121.7		120.2
Diluted	125.9		120.2

*	The percentage change is not meaningful.

	Nine Months Ended September 30,				Change
	2016		2015
	Amounts	% of Revenues	Amounts	% of Revenues	Amounts	Percent
	(in millions, except percentages and per share amounts)
Revenues	$863.1		$815.7		$47.4	5.8%
Cost of revenues	394.8	45.7%	382.9	46.9%	11.9	3.1%

Gross margin	468.3	54.3%	432.8	53.1%	35.5	8.2%

Expenses:
Selling, general and administrative	284.0	32.9%	268.1	32.9%	15.9	5.9%
Research and development	111.8	13.0%	96.3	11.8%	15.5	16.1%
Special charges and restructuring costs	63.6	7.4%	37.6	4.6%	26.0	69.1%
Amortization of acquisition-related intangible assets	56.6	6.6%	55.8	6.8%	0.8	1.4%
Income from termination fee received	(60.0)	(7.0)%	—	—	(60.0)	*

	456.0	52.8%	457.8	56.1%	(1.8)	(0.4)%

Operating income (loss)	12.3	1.4%	(25.0)	(3.1)%	37.3	*
Interest expense	(29.2)	(3.4)%	(22.0)	(2.7)%	(7.2)	32.7%
Debt retirement and other debt costs	(2.1)	(0.2)%	(9.6)	(1.2)%	7.5	*
Other income	2.1	0.2%	20.0	2.5%	(17.9)	*

Loss from operations, before income taxes	(16.9)	(2.0)%	(36.6)	(4.5)%	19.7	(53.8)%
Income tax recovery	8.8	1.0%	22.2	2.7%	(13.4)	*

Net loss	$(8.1)	(0.9)%	$(14.4)	(1.8)%	$6.3	(43.8)%

Adjusted EBITDA, a non-GAAP measure	$106.0	12.3%	$105.9	13.0%	$0.1	0.1%

Net loss per common share
Basic	$(0.07)		$(0.13)
Diluted	$(0.07)		$(0.13)
Weighted-average number of common shares outstanding
Basic	121.3		111.4
Diluted	121.3		111.4

*	The percentage change is not meaningful.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net income (loss)	$25.1	$(8.1)	$(8.1)	$(14.4)
Adjustments:
Interest expense	9.4	9.6	29.2	22.0
Income tax expense (recovery)	7.9	(12.5)	(8.8)	(22.2)
Amortization and depreciation	26.0	28.6	75.8	73.4
Foreign exchange (gain) loss	(1.1)	0.9	(1.5)	(18.5)
Special charges and restructuring costs	22.5	10.3	63.6	37.6
Income from termination fee received	(60.0)	—	(60.0)	—
Stock-based compensation	4.3	3.8	12.5	8.9
Debt retirement costs	0.4	0.5	2.1	9.6
Purchase accounting adjustments	—	1.8	1.2	9.5

Adjusted EBITDA	$34.5	$34.9	$106.0	$105.9

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

Results of Operations

Revenues

The following table sets forth revenues by business segment in dollars and as a percentage of total revenues:

	Three Months Ended September 30,
	2016		2015		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Enterprise segment – product	$123.4	44.1%	$141.9	48.8%	$(18.5)	(13.0)
Enterprise segment – recurring	47.5	17.0%	47.5	16.3%	—	—
Enterprise segment – services	18.8	6.7%	19.3	6.6%	(0.5)	(2.6)
Cloud segment – product	13.8	4.9%	11.8	4.1%	2.0	16.9
Cloud segment – recurring	30.5	10.9%	28.1	9.7%	2.4	8.5
Cloud segment – services	0.5	0.2%	0.5	0.2%	—	—
Mobile segment – product	30.2	10.8%	24.7	8.5%	5.5	22.3
Mobile segment – recurring	9.5	3.4%	9.7	3.3%	(0.2)	(2.1)
Mobile segment – services	5.6	2.0%	10.2	3.5%	(4.6)	(45.1)

	279.8	100.0%	293.7	101.0%	(13.9)	(4.7)
Purchase accounting adjustments	—	—	(3.0)	(1.0)%	3.0	*

	$279.8	100.0%	$290.7	100.0%	$(10.9)	(3.7)

*	The comparison is not meaningful.

	Nine Months Ended September 30,
	2016		2015		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Enterprise segment – product	$380.2	44.1%	$434.0	53.2%	$(53.8)	(12.4)
Enterprise segment – recurring	143.8	16.7%	143.7	17.6%	0.1	0.1
Enterprise segment – services	67.3	7.8%	61.3	7.5%	6.0	9.8
Cloud segment – product	45.6	5.3%	33.8	4.1%	11.8	34.9
Cloud segment – recurring	89.6	10.4%	76.7	9.4%	12.9	16.8
Cloud segment – services	1.3	0.2%	1.7	0.2%	(0.4)	(23.5)
Mobile segment – product	92.5	10.7%	47.8	5.9%	44.7	*
Mobile segment – recurring	27.7	3.2%	16.1	2.0%	11.6	*
Mobile segment – services	16.3	1.9%	19.8	2.4%	(3.5)	*

	864.3	100.1%	834.9	102.4%	29.4	3.5
Purchase accounting adjustments	(1.2)	(0.1)%	(19.2)	(2.4)%	18.0	*

	$863.1	100.0%	$815.7	100.0%	$47.4	5.8

*	The comparison is not meaningful due to the acquisition of Mavenir on April 29, 2015.

Our revenues for the three months ended September 30, 2016 were $279.8 million compared to revenues of $290.7 million for the three months ended September 30, 2015. Excluding the effect of purchase accounting adjustments, our revenues for the three months ended September 30, 2015 were $293.7 million. The decrease in revenues excluding purchase accounting adjustments was due to lower volumes in our Enterprise segment and the effect of foreign exchange, which were partially offset by growth in our Cloud and Mobile segments.

Our revenues for the nine months ended September 30, 2016 were $863.1 million compared to revenues of $815.7 million for the nine months ended September 30, 2015. The increase in revenues was due to the acquisition of Mavenir on April 29, 2015. Our revenues for the nine months ended September 30, 2015 were $869.2 million on a pro forma basis, which includes the results of Mavenir from the beginning of the period and excludes the effect of purchase accounting adjustments. The decrease in revenues for the nine months ended September 30, 2016 when compared to the pro forma revenues excluding purchase accounting adjustments for the nine months ended September 30, 2015 was due to lower volumes and the effect of foreign exchange in our Enterprise segment, which was partially offset by growth in our Cloud and Mobile segments.

For the three and nine months ended September 30, 2016 when compared to the three and nine months ended September 30, 2015, there was a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the British pound sterling was weaker against the U.S. dollar by an average of 15.2% and 8.9%, respectively. In the last week of June 2016, the British pound sterling weakened against the U.S. dollar by approximately 11% as a result of the U.K. European Union (“E.U.”) membership referendum. The result of the referendum was a majority vote in favor of the U.K. leaving the E.U. Please refer to the section entitled “Risk Factors” included in Part II, Item 1A of this Report for a discussion of certain risks and uncertainties affecting our business and financial results as a result of the U.K. referendum.

We estimate that for the three and nine months ended September 30, 2016, the change in foreign exchange rates, including the weakening of the British pound sterling, accounted for an absolute 1.6% and 1.7% decrease in revenues, respectively when compared to the pro forma results for the 2015 periods.

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

Enterprise segment

When compared to the third quarter of 2015, enterprise segment product revenues decreased by $18.5 million, or 13.0%, to $123.4 million in the third quarter of 2016 as a result of the unfavorable impact of foreign exchange rates, lower volumes and customers migrating to a cloud recurring model. When compared to the third quarter of 2015, our enterprise segment recurring revenues remained consistent at $47.5 million as a result of an increase of support contracts, which was offset by the unfavorable impact of foreign exchange rates while enterprise segment services revenues decreased by $0.5 million, or 2.6%, to $18.8 million due to timing of installation and professional services activity.

When compared to the nine months ended September 30, 2015, enterprise segment product revenues decreased by $53.8 million, or 12.4%, to $380.2 million as a result of the unfavorable impact of foreign exchange rates, lower volumes and customers migrating to a cloud recurring model. When compared to the nine months ended September 30, 2015, our enterprise segment recurring revenues increased by $0.1 million, or 0.1%, to $143.8 million as a result of an increase of support contracts, which was partially offset by the unfavorable impact of foreign exchange rates while enterprise segment services revenues increased by $6.0 million, or 9.8%, to $67.3 million due to higher installation and professional services activity, primarily in the second quarter of 2016.

Cloud segment

When compared to the third quarter of 2015, cloud segment product revenues increased by $2.0 million, or 16.9%, to $13.8 million and cloud segment recurring revenues increased by $2.4 million, or 8.5%, to $30.5 million as both new and existing customers transition to our recurring and non-recurring client solutions.

When compared to the nine months ended September 30, 2015, cloud segment product revenues increased by $11.8 million, or 34.9%, to $45.6 million and cloud segment recurring revenues increased by $12.9 million, or 16.8%, to $89.6 million as both new and existing customers transition to the cloud.

Mobile segment

When compared to the third quarter of 2015, mobile segment product revenues increased by $5.5 million, or 22.3%, to $30.2 million, mobile segment recurring revenues decreased by $0.2 million, or 2.1%, to $9.5 million and mobile segment services revenues decreased by $4.6 million, or 45.1%, to $5.6 million. The increase in mobile product revenues and decrease in service revenues is due primarily to timing of installation projects.

When compared to the pro forma results for the nine months ended September 30, 2015, mobile segment product revenues increased by $29.9 million, or 47.8%, to $92.5 million, mobile segment recurring revenues decreased by $1.2 million, or 4.2%, to $27.7 million and mobile segment services revenues decreased by $10.2 million, or 38.5%, to $16.3 million. The increase in mobile product revenues and decrease in service revenues is due primarily to timing of installation projects.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three Months Ended September 30,
	2016		2015		Change
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Enterprise segment – product	$67.7	54.9%	$78.5	55.3%	$(10.8)	(0.4)
Enterprise segment – recurring	28.7	60.4%	27.9	58.7%	0.8	1.7
Enterprise segment – service	4.5	23.9%	6.2	32.1%	(1.7)	(8.2)
Cloud segment – product	8.3	60.1%	6.6	55.9%	1.7	4.2
Cloud segment – recurring	15.4	50.5%	13.3	47.3%	2.1	3.2
Cloud segment – service	0.1	20.0%	0.2	40.0%	(0.1)	*
Mobile segment – product	17.0	56.3%	12.1	49.0%	4.9	7.3
Mobile segment – recurring	3.8	40.0%	5.6	57.7%	(1.8)	(17.7)
Mobile segment – service	2.8	50.0%	4.1	40.2%	(1.3)	9.8

	148.3	53.0%	154.5	52.6%	(6.2)	0.4
Purchase accounting adjustments	—	—	(1.8)	*	1.8	*

	$148.3	53.0%	$152.7	52.5%	$(4.4)	0.5

*	The value is not meaningful.

	Nine Months Ended September 30,
	2016		2015		Change
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Enterprise segment – product	$213.0	56.0%	$242.6	55.9%	$(29.6)	0.1
Enterprise segment – recurring	85.9	59.7%	81.7	56.9%	4.2	2.8
Enterprise segment – service	20.6	30.6%	20.4	33.3%	0.2	(2.7)
Cloud segment – product	27.8	61.0%	18.3	54.1%	9.5	6.9
Cloud segment – recurring	44.1	49.2%	36.4	47.5%	7.7	1.7
Cloud segment – service	0.3	23.1%	0.9	52.9%	(0.6)	*
Mobile segment – product	57.1	61.7%	24.0	50.2%	33.1	11.5
Mobile segment – recurring	12.4	44.8%	8.2	50.9%	4.2	(6.1)
Mobile segment – service	8.3	50.9%	9.8	49.5%	(1.5)	1.4

	469.5	54.3%	442.3	53.0%	27.2	1.3
Purchase accounting adjustments	(1.2)	*	(9.5)	*	8.3	*

	$468.3	54.3%	$432.8	53.1%	$35.5	1.2

*	The value is not meaningful.

In the third quarter of 2016, overall gross margin percentage increased by an absolute 0.5% to 53.0% compared to 52.5% for the third quarter of 2015, primarily due to stronger gross margins in the Mobile and Cloud segments and realized synergies from the integrations of Aastra and Mavenir.

For the nine months ended September 30, 2016, overall gross margin percentage increased by an absolute 1.2% to 54.3% compared to 53.1% for the nine months ended September 30, 2015. On a pro-forma basis, which includes the results of Mavenir from the beginning of 2015, and excluding the effect of purchase adjustments, gross margin percentage increased by an absolute 1.6% to 54.3%, due to stronger gross margins across all segments.

When compared to the gross margin percentage for the third quarter of 2015, Enterprise segment product gross margin percentage decreased by an absolute 0.4% to 54.9% due to lower volumes and the effect of unfavorable changes in foreign exchange rates, in particular relating to the British pound sterling (as a lower percentage of cost of sales is denominated in British pound sterling when compared to the percentage of revenues denominated in the currency). Enterprise segment recurring gross margin percentage increased by an absolute 1.7% to 60.4%, due primarily to realized synergies over the last 12 months, and Enterprise segment service gross margin decreased by an absolute 8.2% to 23.9%, largely due to the mix of contracts completed.

When compared to the gross margin percentage for the nine months ended September 30, 2015, Enterprise segment product gross margin percentage increased by an absolute 0.1% to 56.0% and Enterprise segment recurring gross margin percentage increased by an absolute 2.8% to 59.7% as realized synergies over the last 12 months were partially offset by the effect of unfavorable changes in foreign exchange rates. Enterprise segment services gross margin decreased by an absolute 2.7%, largely due to the mix of contracts completed.

When compared to the gross margin percentage for the third quarter of 2015, Cloud segment product gross margin percentage increased by an absolute 4.2% to 60.1% due primarily to a higher mix of software sales during the third quarter of 2016. Cloud segment recurring gross margin percentage increased by an absolute 3.2% to 50.5%, due largely to the effect of higher sales, as certain costs of sales are fixed.

When compared to the gross margin percentage for the nine months ended September 30, 2015, Cloud segment product gross margin percentage increased by an absolute 6.9% to 61.0% due primarily to a higher mix of software sales during the nine months ended September 30, 2016. Cloud segment recurring gross margin percentage increased by an absolute 1.7% to 49.2%, due largely to the effect of higher sales, as certain costs of sales are fixed.

When compared to the gross margin percentage for the third quarter of 2015, overall Mobile segment gross margin percentage increased by an absolute 3.2% to 52.1% due primarily to the mix of software and service sales during the third quarter of 2016 as well as realized synergies. When compared to the pro forma gross margin percentage for the nine months ended September 30, 2015, overall Mobile segment gross margin percentage increased by an absolute 8.1% to 57.0% due primarily to the mix of software and service sales during the nine months ended September 30, 2016 as well as realized synergies. We expect gross margin percentage to fluctuate quarter-to-quarter based on the customer mix and stage of new deployments.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased to 32.3% of revenues in the third quarter of 2016 from 32.6% in the third quarter of 2015, a decrease of $4.3 million in absolute dollars. The decrease in absolute dollars is primarily due to realized synergies from the integrations of past acquisitions as well as the effect of foreign exchange. Our SG&A expenses for the third quarter of 2016 included $4.3 million (third quarter of 2015—$3.8 million) of non-cash compensation expenses associated with employee stock-based compensation.

SG&A expenses remained consistent at 32.9% of revenues for the first nine months of 2016 compared to 32.9% in the first nine months of 2015, an increase of $15.9 million in absolute dollars. The increase in absolute dollars is primarily due to the acquisition of Mavenir in April 2015. Our SG&A expenses for the first nine months of 2016 included $12.5 million (first nine months of 2015—$8.9 million) of non-cash compensation expenses associated with employee stock-based compensation.

On a pro-forma basis, which includes the results of Mavenir from the beginning of 2015, SG&A expenses for the first nine months of 2015 were $294.1 million, or 34.7% of revenues. SG&A expenses decreased in the first nine months of 2016 by an absolute $10.1 million when compared to the pro-forma results primarily due to realized synergies from the integrations of past acquisitions as well as the effect of foreign exchange rates.

We continue to monitor our cost base closely in an effort to keep our future operating expenditures in line with future revenue levels. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved in future years.

Research and Development (“R&D”)

R&D expenses in the third quarter of 2016 increased to 12.3% of revenues compared to 12.2% of revenues for the third quarter of 2015, a decrease of $1.0 million in absolute dollars as lower spending due to realized synergies from integrations and the effect of foreign exchange rates were partially offset by higher R&D spending in our Mobile and Cloud segments.

R&D expenses in the first nine months of 2016 increased to 13.0% of revenues compared to 11.8% of revenues for the first nine months of 2015, an increase of $15.5 million in absolute dollars. The increase is primarily due to the acquisition of Mavenir in April 2015.

On a pro-forma basis, which includes the results of Mavenir from the beginning of 2015, R&D expenses were $111.1 million for first nine months of 2015, or 13.1% of revenues. R&D expense increased in the first nine months of 2016 by $0.7 million when compared to the pro-forma results primarily due to growth in R&D spending in the Mobile and Cloud segments, which offset realized synergies from the integrations and the effect of foreign exchange rates.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given period. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $22.5 million in the third quarter of 2016. The costs consisted of $5.5 million of employee-related charges, $0.9 million of facility-related charges, $4.2 million of integration-related charges as well as $11.9 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 50 people, primarily in North America. Integration-related charges include professional fees and incidental costs relating to the integrations of recent acquisitions, including the acquisition of Mavenir in April 2015. Acquisition-related charges consisted primarily of legal and advisory fees, including termination payments incurred relating to the terminated acquisition of Polycom as described under “Significant Events and Recent Developments”, above. In connection with the termination, the Company received a termination fee of $60.0 million from Polycom, which is recorded separately in the consolidated statement of operations.

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

We recorded special charges and restructuring costs of $10.3 million in the third quarter of 2015. The costs consisted of $4.6 million of employee-related charges, $0.6 million of facility-related charges and $5.1 million of integration and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 90 people. Integration and acquisition-related charges consist primarily of professional fees and incidental costs relating to the integration of Aastra and Mavenir.

We recorded special charges and restructuring costs of $14.3 million in the second quarter of 2015. The costs consisted of $3.3 million of employee-related charges, $0.3 million of facility-related charges, $4.0 million of integration-related charges as well as $6.7 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 35 people. Integration-related charges include professional fees and incidental costs relating to the integration of Aastra and Mavenir. Acquisition-related charges consisted primarily of legal and advisory fees incurred to acquire Mavenir in April 2015.

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

Amortization of acquisition-related intangible assets

In the three and nine months ended September 30, 2016, amortization of acquisition-related intangible assets was $19.6 million and $56.6 million, respectively compared to $22.3 million and $55.8 million, respectively for the three and nine months ended September 30, 2015. The change is due primarily to the acquisition of Mavenir on April 29, 2015, offset by certain acquired intangible assets from historical acquisitions becoming fully amortized over the last year.

Income from termination fee received

In July 2016, we received a $60.0 million termination fee from Polycom in connection with the termination of the transaction as described under “Significant Events and Recent Developments”, above. The fee was recorded as income in the third quarter of 2016.

Operating Income (Loss)

We reported operating income of $41.4 million in the third quarter of 2016 compared to an operating loss of $10.0 million in the third quarter of 2015. We reported operating income of $12.3 million in the nine months ended September 30, 2016 compared to an operating loss of $25.0 million in the nine months ended September 30, 2015. The operating loss for the nine months ended September 30, 2015 on a pro-forma basis, which includes the results of Mavenir from the beginning of the period, was $79.6 million. The operating income in the 2016 periods was driven by income from termination fee received in connection with the terminated Polycom acquisition, which was in excess of the special charges and restructuring costs recorded related to the transaction. Excluding special charges and restructuring costs and the income from the termination fee, operating income for the third quarter of 2016 increased by $3.6 million compared with the third quarter of 2015 as lower SG&A costs and lower amortization of acquisition-related intangibles were partially offset by lower gross margin due to lower revenues. Excluding special charges and restructuring costs and the income from the termination fee, operating income for the first nine months of 2016 increased by $41.2 million compared to the pro forma results for the first nine months of 2015 due to higher gross margin from higher sales and higher gross margin percentage, lower SG&A costs due to integration and restructuring actions and lower amortization of acquisition-related intangibles.

Non-Operating Expenses

Interest Expense

Interest expense was $9.4 million in the third quarter of 2016, compared to $9.6 million in the third quarter of 2015. Interest expense was $29.2 million for the nine months ended September 30, 2016 compared to $22.0 million for the nine months ended September 30, 2015. The increase in interest expense for the first nine months of 2016 was due to higher debt levels for a portion of the period as a result of the acquisition of Mavenir in April 2015, as described under “Significant Events and Recent Developments”, above.

Debt retirement costs

For the three and nine months ended September 30, 2016, we recorded debt retirement costs of $0.4 million and $2.1 million, respectively, relating to write-offs of the pro-rata share of unamortized debt issue costs and original issue discount as a result of prepayments of our term loan as described under “Significant Events and Recent Developments”, above.

For the three months ended September 30, 2015, we recorded debt retirement costs of $0.5 million primarily relating to write-offs of the pro-rata share of unamortized debt issue costs and original issue discount as a result of prepayments of our term loan. For the nine months ended September 30, 2015, we recorded debt retirement costs of $9.6 million primarily relating to the write-off of the unamortized debt issue costs and unamortized original issue discount as a result of the repayment of our prior credit facilities in April 2015, as described under “Significant Events and Recent Developments”, above.

Other income (loss)

For the three and nine months ended September 30, 2016, we recorded other income of $1.4 million and $2.1 million, respectively. For the three and nine months ended September 30, 2015, we recorded other income (loss) of ($0.5) million and $20.0 million, respectively. The other income in the nine months ended September 30, 2015 was primarily driven by foreign exchange gains of $18.5 million. The foreign exchange gains primarily related to intercompany balances and were fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

Income tax (expense) recovery

For the three and nine months ended September 30, 2016, we recorded a net income tax expense of $7.9 million and a net income tax recovery of $8.8 million, respectively, compared to recoveries of $12.5 million and $22.2 million, respectively for the three and nine months ended September 30, 2015. The net income tax expense for the three months ended September 30, 2016 was primarily due to the effect of the $60.0 million termination fee received, as described under “Significant Events and Recent Developments”, above. The tax recoveries across the remaining periods were primarily due to the expected effective tax rate for the year, as well as tax recoveries on certain non-recurring items primarily related to acquisition and integration activities.

Net Income (Loss)

Our net income for the third quarter of 2016 was $25.1 million compared to a net loss of $8.1 million for the third quarter of 2015. The higher net income in the three months ended September 30, 2016 was driven by the higher operating income, which was partially offset by a higher net income tax expense, as described above. Our net loss for the nine months ended September 30, 2016 was $8.1 million compared to a net loss of $14.4 million for the nine months ended September 30, 2015. The net loss for the nine months ended September 30, 2015 on a pro-forma basis, which includes the results of Mavenir from beginning of the period, was $73.5 million. The lower net loss for the nine months ended September 30, 2016 was driven by the higher operating income, which was partially offset by a lower net income tax recovery, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss for the three and nine months ended September 30, 2016 includes a loss of $39.3 million and $63.3 million, respectively, related to pension liability adjustments. At September 30, 2016, June 30, 2016 and March 31, 2016, the pension valuation from December 31, 2015 for our U.K. and Switzerland pension plans were updated for actual investment performance and certain changes in assumptions. The increase in pension liability and corresponding other comprehensive loss was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rates. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Other comprehensive loss for the three months ended September 30, 2015 includes income of $4.6 million related to pension liability adjustments. Other comprehensive loss for the nine months ended September 30, 2015 includes a loss of $9.8 million related to pension liability adjustments. At September 30, 2015, June 30, 2015 and March 31, 2015, the pension valuation from December 31, 2014 for our U.K. and Switzerland pension plans were updated for actual investment performance and certain changes in assumptions. The change in pension liability and corresponding change in other comprehensive income for the three and nine months ended September 30, 2015 were primarily due to changes in the accrued benefit obligation from changes in the discount rate. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $34.5 million in the third quarter of 2016 compared to $34.9 million in the third quarter of 2015, a decrease of $0.4 million. The decrease of $0.4 million was primarily the result of lower gross margin percentage, which was partially offset by lower SG&A costs, as described above.

Adjusted EBITDA, a non-GAAP measure, was $106.0 million for the nine months ended September 30, 2016 compared to $105.9 million for the nine months ended September 30, 2015, an increase of $0.1 million. On a pro-forma basis, which includes the results of Mavenir from beginning of the period, Adjusted EBITDA for the nine months ended September 30, 2015 was $85.0 million. On a pro-forma basis, the increase of $21.0 million was primarily the result of higher gross margin due to higher revenue and a higher gross margin percentage, as well as lower SG&A costs due to integration and restructuring activities, as described above.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income (loss), see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three and nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2016	2015		2016	2015
		(in millions)
Net cash provided by (used in)
Operating activities	$29.7	$17.3	$12.4	$62.5	$36.5	$26.0
Investing activities	(4.6)	(3.9)	(0.7)	(11.9)	(354.9)	343.0
Financing activities	(12.9)	(5.5)	(7.4)	(67.8)	293.5	(361.3)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.0)	0.9	(1.1)	(3.5)	2.4

Increase (decrease) in cash and cash equivalents	$12.1	$6.9	$5.2	$(18.3)	$(28.4)	$10.1

Cash Provided by Operating Activities

Net cash provided by operating activities in the third quarter of 2016 was $29.7 million compared to $17.3 million in the third quarter of 2015. Net cash provided by operating activities in the first nine months of 2016 was $62.5 million compared to $36.5 million in the first nine months of 2015. The increases in cash provided by operating activities in the 2016 periods were primarily due to higher operating income driven by the $60.0 million termination fee received in July 2016, as described above.

Cash Used in Investing Activities

Net cash used for investing activities was $4.6 million in the third quarter of 2016 compared to $3.9 million in the third quarter of 2015. The cash used for investing for the third quarters of 2016 and 2015 consisted of additions to property, plant and equipment.

Net cash used for investing activities was $11.9 million for the first nine months of 2016 compared to $354.9 million in the first nine months of 2015. The cash used for investing for the first nine months of 2016 consisted of additions to property, plant and equipment. Net cash used in investing for the first nine months of 2015 consisted of $343.7 million relating to the acquisitions made in the second quarter of 2015, as described above, as well as additions to property plant and equipment of $11.2 million.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the third quarter of 2016 was $12.9 million compared to $5.5 million in the third quarter of 2015. The use of cash in the third quarters of 2016 and 2015 were primarily due to repayment of debt.

Net cash used in financing activities in the first nine months of 2016 was $67.8 million compared to cash provided by financing activities of $293.5 million in the first nine months of 2015. The use of cash in the first nine months of 2016 was primarily due to the repayments of our term loan in the first nine months of 2016. The cash provided by financing activities in the first nine months of 2015 consisted primarily of net proceeds from the April 2015 refinancing, as described above.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $0.1 million during the third quarter of 2016 (third quarter of 2015—$1.0 million decrease) and decreased cash by $1.1 million during the first nine months of 2016 (first nine months of 2015—$3.5 million decrease).

Liquidity and Capital Resources

As of September 30, 2016, our liquidity consisted primarily of cash and cash equivalents of $73.3 million and an undrawn $50.0 million revolving facility. During the first quarter of 2016, we drew and subsequently repaid various amounts on our revolving facility totaling $15.0 million. During the second quarter of 2016, we drew and subsequently repaid various amounts on our revolving facility totaling $21.0 million. During the third quarter of 2016, we drew and subsequently repaid various amounts on our revolving facility totaling $17.0 million. At September 30, 2016, we had $591.6 million of principal outstanding under our term loan.

Cash and Cash Equivalents

At September 30, 2016, we had cash of $71.7 million and cash equivalents of $1.6 million (December 31, 2015 – cash of $90.3 million and cash equivalents of $1.3 million). Our cash equivalents generally consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

Credit Facilities

Our April 2015 Credit Facilities consist of an initial $660.0 million term loan, due in 2022, of which $68.4 million had been repaid by September 30, 2016, and an undrawn $50.0 million revolving facility, which matures in 2020. The April 2015 Credit Facilities, as amended in September 2015, contain certain affirmative and negative covenants, including a maximum Leverage Ratio, as described in note 13 to the Annual Financial Statements. The maximum Leverage Ratio applies to the Company for the period ending September 30, 2015 and for all fiscal quarters thereafter until maturity, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2015 through December 31, 2015	5.25:1.00
March 31, 2016	4.75:1.00
June 30, 2016 through September 30, 2016	4.25:1.00
December 31, 2016 through September 30, 2017	3.25:1.00
December 31, 2017 through September 30, 2018	3.00:1.00
December 31, 2018 through September 30, 2019	2.75:1.00
December 31, 2019 and thereafter	2.50:1.00

The Company’s maximum Leverage Ratio and actual Leverage Ratio are as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
September 30, 2015	5.25	3.87
December 31, 2015	5.25	4.23
March 31, 2016	4.75	3.89
June 30, 2016	4.25	4.10
September 30, 2016	4.25	2.87

For purposes of calculating the Leverage Ratio, the $60.0 million termination fee received in July 2016 from Polycom, as described under “Significant Events and Recent Developments” above, will be included in the calculation of the trailing twelve months Consolidated EBITDA, as specified in the April 2015 Credit Facilities, for the periods ending September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017.

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

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability increased to $190.3 million at September 30, 2016 from $126.6 million at December 31, 2015 due primarily to a decrease in the discount rate assumption during the first nine months of 2016.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At September 30, 2016, the plan had an unfunded pension liability of $132.4 million (December 31, 2015 — $79.6 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the U.K. pension deficit is determined every three years, in accordance with U.K. regulations. In June 2013, the Company’s annual funding requirement to fund the pension deficit was determined to be $4.2 million (£3.2 million) for 2014, and increased at an annual rate of 3% for 2015 and 2016. In September 2016, the Company’s annual funding requirement to fund the pension deficit was determined to be $7.2 million (£5.5 million) for the remainder of 2016 (on a pro-rata basis) and for 2017, 2018 and 2019.

We have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At September 30, 2016, a liability of $33.5 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2015 – $22.1 million).

At September 30, 2016, we had unfunded pension liabilities in other jurisdictions, including France and Germany, totaling $24.4 million (December 31, 2015 – $24.9 million). In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2016:

	Payments Due by Year
Contractual Obligations	Last three months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Long-term debt obligations (1)	$8.2	$44.9	$31.9	$31.9	$31.9	$621.7	$770.5
Capital lease obligations (2)	1.8	5.5	3.7	2.3	0.8	—	14.1
Operating lease obligations (3)	6.7	20.9	17.0	11.6	9.2	13.3	78.7
Defined benefit plan contributions (4)	1.8	7.2	7.2	7.2	—	—	23.4
Other	0.5	1.8	1.0	—	—	—	3.3

Total	$19.0	$80.3	$60.8	$53.0	$41.9	$635.0	$890.0

(1)	Represents the principal and interest payments on our term loan outstanding. Interest on our term loan is based on LIBOR plus 4.5% with LIBOR subject to a 1.0% floor. For the purposes of estimating the variable interest, the greater of the average three-month LIBOR from the last three years (0.3%) and the LIBOR floor (1.0%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows in years 2018 and beyond as an estimate is not practicable.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on capital lease obligations range from 5.1% to 7.0%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after 2019 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Annual Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $18.3 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At September 30, 2016, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $39.9 million (December 31, 2015 —$45.7 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Annual Financial Statements included in our Annual Report, with updates to these policies described in note 2 to our Interim Financial Statements. The following critical accounting policies have been updated to reflect our results up to September 30, 2016:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.2% of the ending aggregate lease portfolio as of September 30, 2016 compared to 4.4% at December 31, 2015. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of September 30, 2016. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of September 30, 2016 and December 31, 2015, the provision represented 5.6% and 5.8% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employee’s requisite service period, which is generally the vesting period. The assumptions used in the Black-Scholes option-pricing model for the options granted in the first nine months of 2016 are included in note 13 to the Interim Financial Statements.

For the three and nine months ended September 30, 2016, stock-based compensation expense was $4.3 million and $12.5 million, respectively (three and nine months ended September 30, 2015—$3.8 million and $8.9 million, respectively). As of September 30, 2016, there was $35.7 million of unrecognized stock-based compensation expense (December 31, 2015—$34.2 million). We expect this cost to be recognized over a weighted average period of 2.7 years (December 31, 2015—3.1 years).

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2016, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In March and April, 2015, we were named a defendant in three purported stockholder class actions, two of which were consolidated, that challenged the acquisition of Mavenir. Specifically, two stockholder actions challenging the acquisition of Mavenir—styled Nakoa v. Kohli, et al., C.A. No. 10757-VCP and Turberg v. Kohli, et al., C.A. No. 10779-VCP—were filed in the Delaware Court of Chancery on March 5 and 11, 2015, respectively. On March 23, 2015, the Court of Chancery entered an order consolidating these two complaints under the caption In re Mavenir Systems, Inc. Stockholders Litigation, Consol. C.A. No. 10757-VCP. On April 22, 2015, a Mavenir stockholder filed a separate complaint in the Delaware Court of Chancery in an action styled Isabel S. Rivera Cruz v. Mitel Networks Corporation, et al., C.A. No. 10936-VCP. The plaintiff in the Cruz action did not effect service of the complaint on the Company or any other named defendant. These stockholder complaints alleged, in part, that Mavenir’s directors breached their fiduciary duties in connection with the acquisition of Mavenir, and that we aided and abetted such alleged fiduciary breaches. On September 14, 2015 and January 22, 2016, the lead plaintiff in the consolidated action filed amended complaints, neither of which named us as a defendant. The operative complaint in the consolidated action, filed on January 22, 2016, named our subsidiary formerly known as Mavenir as a defendant. That complaint asserted a single cause of action against our subsidiary formerly known as Mavenir for an alleged breach of fiduciary duty relating to certain disclosures made to former Mavenir shareholders in connection with the acquisition of Mavenir. None of the complaints stated any amount of damages. On April 6, 2016, the parties to the consolidated action entered into a settlement term sheet which contemplated the settlement of the consolidated action and the release of various persons and entities, including but not limited to the Company and the defendants in the consolidated action (including our subsidiary formerly known as Mavenir), in consideration for which defendants and their insurer(s) would cause the sum of $3 million to be paid into a common fund for the class. Also on April 6, 2016, the parties to the consolidated action entered into a stipulation and proposed order regarding the payment of mootness attorneys’ fees to counsel for the plaintiffs in the consolidated action, pertaining to certain claims mooted at an earlier stage of the consolidated action. The Court of Chancery granted that proposed order on April 8, 2016. The parties to the consolidated action subsequently negotiated a Stipulation and Agreement of Compromise, Settlement and Release, which encompassed the terms contained in the term sheet and was filed with the Court of Chancery on June 29, 2016. On October 12, 2016, the Court of Chancery entered an Order and Final Judgment approving the parties’ settlement of the consolidated action. The Order and Final Judgment remains subject to appeal for a period of thirty days. Subsequently, on October 18, 2016, the plaintiff in the Cruz action filed a notice voluntarily dismissing that action without prejudice. Our subsidiary formerly known as Mavenir has indemnified the former directors of Mavenir who are defendants in the lawsuits. We continue to believe that the allegations in all of the complaints are without merit. Although we do not believe such litigation will have a material impact on our financial condition or results of operations, we cannot predict with certainty any such impact and whether the Court of Chancery’s Order and Final Judgment will be appealed or the outcome of any such appeal.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2016.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Notice of Termination and Waiver dated July 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 30, 2015; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2016 and September 30, 2015; (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and September 30, 2015; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.