Form 10-K
period 2016-12-31
MITEL NETWORKS CORP
filed 2017-03-01
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $642,698,733.11.

As of February 27, 2017, there were 121,986,009 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of the shareholders of Mitel Networks Corporation are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

MITEL NETWORKS CORPORATION

2016 FORM 10–K ANNUAL REPORT

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

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate”, “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. In particular, this Report contains forward-looking statements pertaining to, among other matters: the inherent uncertainty associated with financial or other projections, the ability to recognize the anticipated benefits from the divestment of our Mobile Division; risks associated with the non-cash consideration to be received by us in connection with the divestment of the Mobile Division; the impact to our business that could result from the announcement of the divestment of the Mobile Division; the anticipated size of the markets and continued demand for our products and services; access to available financing on a timely basis and on reasonable terms; our ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; current and ongoing global economic instability, political unrest and related sanctions; intense competition; our reliance on channel partners for a significant component of our sales; our dependence upon a small number of outside contract manufacturers to manufacture our products; and, our ability to successfully implement and achieve our business strategies, including our growth of the company through acquisitions and the integration of recently acquired businesses and realization of synergies. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

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

Business Overview

We are a global provider of cloud and enterprise communications and collaboration solutions. Through our software product development, we help more than 60 million business end users, including more than three million cloud communications end users around the world, to seamlessly connect, collaborate and provide innovative solutions to their customers.

Our strategy is built on the principle of putting customers first by providing a seamless technology path that will enable businesses to communicate, collaborate and participate in the digital transformation that is reshaping business models and competition globally. In the past five years, we have fundamentally reoriented our company from a premise-based unified communications and telephony business to become a diverse global market leader with established positions in the cloud and enterprise markets. As a result of both our organic in-house development and our merger and acquisition activity, we believe that we are uniquely positioned to offer business customers a comprehensive portfolio of complementary and interoperable communications and collaborations solutions.

Our software enables customers to upgrade their communications environments at their own pace, whether in a cloud or enterprise environment. Our solutions generally interoperate with various systems supplied by other vendors, including global market leaders such as VMware, Microsoft, Salesforce.com and Google. This interoperability allows our customers to utilize their existing communications infrastructure and gives them the flexibility to choose the solutions that best address their individual business needs. We have also designed our software and end-user devices to allow access to our solutions from mobile devices. Our mobile applications are compatible and available for use on some of the world’s leading mobile devices, including those from Apple and Samsung. We complement our communications solutions with support, professional and managed services for our customers, including channel partners, which range from planning and design through to implementation and support.

Our Cloud Division (reported as the Cloud segment) offers a full range of private, public, hybrid and mobile Software as a Service (“SaaS”) solutions for businesses of all sizes. This includes Unified Communications as a Service (“UCaaS”) solutions, which enable businesses to consume and pay for their communications services on a monthly subscription basis. We also offer cloud-based telephone and network services in the United States.

Our Enterprise Division (reported as the Enterprise segment) offers a broad range of unified communications and collaboration (“UCC”) solutions, which address and support the full spectrum of technology specifications - from digital to IP to cloud to mobile, and from platforms to applications to end-user devices. Our enterprise solutions include the latest virtualization capabilities and desktop and mobile applications to enable businesses of all sizes to take advantage of the most advanced technology developments while maximizing their current communications investments.

During the fourth quarter of 2016, we announced that we had entered into a definitive agreement to sell our Mobile Division to the parent company of Xura, Inc. This disposition represents our strategic shift to focus on our core business. The Mobile Division offers 4G Long Term Evolution (“LTE”) mobile networking products to mobile carriers. The transaction closed on February 28, 2017.

We have invested heavily in the research and development (“R&D”) of our IP-based communications and collaboration solutions to take advantage of the worldwide shift from traditional digital communications systems to IP-based cloud, mobile and enterprise solutions. We believe our early and sustained R&D has positioned us to capitalize on the industry shift from legacy systems to IP and cloud communications solutions, including UCC solutions used in desktop and mobile environments. We control a global patent portfolio of over 1,600 patents and pending applications. We believe our R&D provides us with the enhanced knowledge to anticipate expected market trends and meet the current and future needs of our customers and channel partners.

With a global geographic footprint, we have customers in more than 100 countries. We are structured around three primary geographic markets defined as the Americas, which includes the United States, Canada and the Caribbean and Latin America; EMEA, which includes the continent of Europe, the Middle East and Africa; and Asia Pacific, which includes the continent of Asia and the Pacific region, including Australia and New Zealand.

Segments

Our business from continuing operations is organized into: Cloud and Enterprise segments. Our Cloud and Enterprise Divisions sell products primarily through an indirect distribution channel model, addressing the needs of business customers worldwide through approximately 2,000 channel partners.

Cloud Division

The Cloud Division portfolio includes a comprehensive family of cloud communications services that are designed to meet the complete communications requirements of our business customers. Offered under the “MiCloud” branding, the portfolio includes a full suite of cloud-based UCC solutions (voice services, dial plans, audio conferencing, voicemail, call center functionality, video conferencing, along with team collaboration applications) that provide seamless mobility and reliability, and are built to suit small and growing businesses along with large scale enterprises. MiCloud solutions and services are sold in a direct and indirect model for the consumption of end users and partners alike. Services, in most cases, are offered on a monthly subscription basis (as a fixed operational expense), aiming to eliminate the need for organizations to buy and maintain a phone system on their premises. The portfolio also enables partners and service providers to create highly optimized service offerings they can host themselves or through a Mitel operated data center.

Enterprise Division

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

Mitel’s Product Portfolio

In recent years, we have capitalized on acquisition opportunities to expand our capabilities and deliver an integrated product portfolio that enhances the offerings we can provide to our channel partners and customers. At the same time, we continue to focus on our R&D investments to ensure that we are in a position to offer a compelling path toward new functionality for our customers.

Our product portfolio includes premises and cloud-based enterprise communications infrastructure products and solutions, UCC and contact center applications and a variety of value-added service offerings.

Mitel Product Portfolio—Overview

Cloud	Enterprise
MiCloud Office	Business IP and digital phones (wired and wireless)
MiCloud Business	MiVoice communications platforms
MiCloud Enterprise	MiCollab UCC applications
MiCloud Contact Center	MiContact Center applications
MiCloud for Partners	Service offerings
MiCloud for Service Providers

Partnerships

One important result of the evolution of integrated communications and cloud solutions is the simplicity with which products and services, from a variety of sources, can be easily integrated to provide a better solution for customers. By partnering with others, we can concentrate on our core areas of expertise while leveraging the capabilities of our channel partners for the benefit of customers. We have four key types of technology partnerships: strategic alliances, operational partners, affiliates and solution alliances.

Customers

Our customers include more than 60 million business end users, ranging from the smallest business to the largest enterprise, and include more than three million cloud communications end users. No single customer accounted for more than 10% of our revenues from continuing operations in fiscal 2016. We have also developed a comprehensive understanding of certain vertical markets, such as hospitality, education, government, healthcare, and retail. Our solutions can be tailored to meet the business communications needs of these and other vertical markets.

Competition

We compete in the cloud and enterprise communications markets, providing products and services for transporting data, voice and video traffic across intranets, extranets, mobile networks and the internet. These markets are characterized by rapid change, converging technologies and a migration to networking and communications solutions that offer relative advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our new product markets. As we continue to expand globally, we may see new competition in different geographic regions.

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

Competitors for the Enterprise Division are primarily from two groups of vendors: traditional IP communications vendors and software vendors who are adding communications and collaboration solutions to their offerings. We compete against many traditional IP communications vendors, including Alcatel-Lucent Enterprise, Ascom Holding AG, Avaya Inc., Atos SE, Cisco Systems, Inc., Enghouse Interactive, Ericsson-LG, Genesys Telecommunications Laboratories, Inc., Grandstream Networks, Inc., Huawei Technologies Co. Ltd, NEC Corporation, Panasonic Corporation, Polycom, Inc., ShoreTel, Inc., Snom Technology AG, Toshiba Corporation, VTech Holdings Limited and Yealink Inc. We also compete with software vendors who, in recent years, have expanded their offerings to address the UCC market. This group of competitors includes Microsoft Corporation and Google Inc.

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

Sales and Marketing

Our Cloud and Enterprise segments are primarily supported through an indirect distribution model, which addresses the needs of our customers in more than 100 countries through our channel partners worldwide. We believe our extensive channel partner network, which includes approximately 2,000 partners, combined with our corporate and regional support, allows us to scale our business for volume and sell our solutions globally, resulting in an efficient cost-of-sale model. We recruit our channel partners with a focus on expanding market coverage and securing the skills needed to successfully sell, implement and support our communications solutions.

Research and Development

We regularly seek to introduce new products and features to address the requirements of our markets. Our history of success in software-based cloud and enterprise communications solutions has provided us with the foundation for continued innovation. Our R&D personnel are skilled with deep domain expertise in the diverse areas of telecommunications, IP networking, Unified Communications, Contact Center solutions software and web technologies. We work to continuously improve our R&D efforts through operational measurement, adoption of best practices, effective partnerships and investment in our people. We put the customer experience at the center of everything we do. Further, we have initiated R&D investment on the intersection of our mobile, cloud and enterprise portfolios to provide our customers and channel added benefit as these technology markets converge.

At December 31, 2016, we had approximately 600 employees working in our R&D department on cloud and enterprise solutions. Our global R&D workforce is located predominately in North America, Europe, and India.

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

We primarily use high-volume contract manufacturers and component suppliers. We require our component suppliers to make information visible so that we can assess their performance for technical innovation, financial strength, quality, support and operational effectiveness. Our primary contract manufacturers are Flextronics International Ltd. and Pegatron Corporation, with whom we have held manufacturing relationships since 2006 and 2012, respectively. We also utilize a number of smaller contract manufacturers for our legacy product portfolio. We do not have any long-term purchase commitments with any of our contract manufacturers.

In order to maintain our continuity of supply and reduce supply chain barriers, our strategy for several years has been to design our products for manufacturing portability and to procure our high-volume products from a number of contract manufacturers. We implement portable designs by limiting the use of custom and sole source components and by adhering to industry standard Design For Manufacture and Design For Test guidelines. We manage our own product distribution facilities either directly or through the use of third-party logistics management specialists, and, in some regions, wholesale distributors, all of which are managed by our logistics team. This is implemented with geographically diverse points of distribution, with our principal facilities being in the United States, Canada, the United Kingdom, France, Germany, Sweden and Switzerland.

Intellectual Property

Our intellectual property assets include patents, industrial designs, trademarks, proprietary software, copyrights, domain names, operating and instruction manuals, trade secrets and confidential business information. These assets are important to our competitiveness and we continue to expand our intellectual property portfolio in order to protect our rights in new technologies and markets. We have a broad portfolio of over 1,600 patents and pending applications, covering over 500 inventions, in areas such as Voice over IP, collaboration, presence, messaging and mobility.

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

We have also entered into a number of non-exclusive license agreements with third parties to use, integrate and distribute certain operating systems, digital signal processors and semiconductor components as part of our communications platforms. If any of these third-party licenses were to terminate, we would look to license functionally equivalent technology from another supplier.

It is our general practice to include confidentiality and non-disclosure provisions in the agreements entered into with our employees, consultants, manufacturers, end users, channel partners and others to attempt to limit access to and distribution of our proprietary information. In addition, it is our practice to enter into agreements with employees that include an assignment to us of all intellectual property developed in the course of their employment.

The risks associated with patents and intellectual property are more fully discussed in “Item 1A. Risk Factors—Risks Related to Intellectual Property”.

Employees

We had a total of approximately 3,300 employees worldwide from continuing operations as of December 31, 2016. We consider our relationship with all of our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our continued ability to hire, integrate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Mobile Division – Discontinued Operations

The Mobile Division portfolio includes solutions that deliver mobile voice and video, enhanced messaging and core network infrastructure. The Mobile Division was formed in connection with the Mavenir Acquisition and primarily sells and supports software-based telecommunications networking solutions that enable mobile network operators to deliver IP-based voice, video, rich communications and enhanced messaging services to their subscribers. Our broad range of software solutions for 4G Long Term Evolution (“LTE”) mobile networks include Rich Communication Services (“RCS”), which enable enhanced mobile communications, such as group text messaging, multi-party voice or video calling, as well as next-generation voice services including Voice over LTE (“VoLTE”) and Voice over Wi-Fi (“VoWi-Fi”). Revenue in the Mobile Division is generated from sales of networking solutions. After the initial implementation of a networking solution, we may sell additional software licenses, which may include additional hardware to support the capacity licenses, and additional periods of post-contract support. Products include:

•	Voice and video
•	Converged Messaging
•	SBCs and Border Gateways
•	IMS Core
•	Diameter Signaling
•	Evolved Packet Core

Competitors for the Mobile Division include major network infrastructure suppliers, which include Telefonaktiebolaget LM Ericsson, Nokia Corporation and Huawei Technologies Co. Ltd., specialty or point solution suppliers, which include Oracle Corporation and Sonus Networks, Inc., voice application server suppliers such as Broadsoft, Inc. and Metaswitch Ltd., and messaging specialists such as Comverse, Inc. The Mobile Division also competes with some of our channel partners that sell our Equipment Identity Register. We believe that the areas in which we compete with these channel partners will have no material impact on existing resale arrangements.

At December 31, 2016, the mobile division had approximately 690 R&D employees, predominately located in North America, India and China.

On February 28, 2017, we completed the sale of our Mobile Division to the parent company of Xura, Inc.. See “Item 1. Business—Business Overview.” The Mobile Division, previously reported as the Mobile segment, is deemed to be held for sale and the financial results of this business are presented as a discontinued operation.

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

Our quarterly and annual revenues and operating results have historically fluctuated and are not necessarily indicative of results to be expected in future periods. A number of factors may cause our financial results to fluctuate significantly from period to period, including:

•	general economic and capital markets conditions;

•	the fact that an individual order or contract can represent a substantial amount of revenues for that period;

•	the size, timing and shipment of individual orders or customer subscriptions;

•	changes in pricing or discount levels by us or our competitors;

•	changes in foreign currency exchange rates;

•	the mix of products and services sold by us;

•	the timing of the announcement, introduction and delivery of new products, programs and services, product enhancements by us or our competitors;

•	the ability to execute on our strategy and operating plans;

•	the effect of acquisitions and dispositions;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements

•	changes in tax laws, regulations or accounting rules;

•	our ability to maintain appropriate inventory levels and purchase commitments;

•	the overall movement toward industry consolidation among both our competitors and our customers;

•	slowing sales or variations in sales rates by our channel partners to their customers;

•	changes to our global organization and retention of key personnel;

•	fluctuations in our gross margins, and the factors that contribute to such fluctuations;

•	changes in the underlying factors and assumptions used in determining stock-based compensation;

•	long and variable sales cycles and or regulatory approval cycles, particularly in our mobile segment; and

•	material security breaches or service interruptions due to cyberattacks or infrastructure failures or unavailability.

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

We have made strategic acquisitions and may make strategic acquisitions in the future. We may not be successful in operating or integrating these acquisitions or in completing acquisitions that we may agree to make in the future.

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

In addition, as part of our business strategy, we may consider dispositions of assets that do not form part of our core business. Many of the risks described above can also apply to any such dispositions. As well, in connection with dispositions, we may be subject to additional risks, including risks relating to post-closing indemnification provisions and risks relating to the receipt by us of non-cash consideration, including risks related to our ability to realize on the expected value of any non-cash consideration received in connection with a disposition.

Our inability to successfully operate and integrate newly acquired businesses appropriately, effectively and in a timely manner, our inability to realize upon the expected benefits of any asset disposition, or our inability to successfully complete acquisitions or dispositions that we may agree to make in the future, could have a material adverse effect on our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenues, gross margins and expenses. No assurance can be given that any particular acquisition or disposition will be completed or that our previous or future acquisitions or dispoitions will be successful or will not materially adversely affect our financial condition or operating results. Prior acquisitions have resulted in a wide range of outcomes.

We may not achieve the anticipated benefits from the sale of our Mobile Division.

We completed the sale of the Mobile Division on February 28, 2017. Part of the consideration to be received by us upon completion of the transaction, is non-cash, namely a $35 million non-interest bearing promissory note and an equity interest in Sierra Private Investments LP, the limited partnership that will own the Mobile Division. We may not be able to realize on the expected value of the non-cash portion of the consideration, including because the promissory note may not be repaid in full, or at all, and we may not receive any distributions on the limited partnership units. In addition, our business could be adversely impacted as a result of the transaction. Further, we may not realize some or all of the anticipated strategic, financial or other benefits of the transaction.

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

Challenging economic conditions worldwide, particularly in the United States and in Europe, have, from time to time, contributed, and may continue to contribute, to slowdowns in the communications industry at large, as well as in specific segments and markets in which we operate, resulting in, but not limited to:

•	reduced demand for our products;

•	increased price competition for our products;

•	risk of excess and obsolete inventories;

•	risk of supply constraints;

•	risk of manufacturing capacity;

•	higher overhead costs as a percentage of revenue; and

•	higher interest expense.

The global macroeconomic environment is challenging and volatile. Instability in the global credit markets, global central bank monetary policy, the instability in the geopolitical environment in many parts of the world and other disruptions, such as changes in energy costs, the recent United Kingdom “Brexit” referendum to withdraw from the European Union, changes resulting from the recent U.S. federal election, the current economic challenges in China and other disruptions, may adversely impact global economic conditions. If global economic and market conditions, or economic conditions in key markets remain uncertain, we may experience material impacts on our business, operating results, and financial condition.

Our financial results may be adversely affected by fluctuations in exchange rates.

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

Our gross margin percentage has historically fluctuated, primarily as the result of acquisitions, changes in product mix, changes in production costs and price competition. Our current gross margin percentage may not be sustainable and our gross margin percentage may decrease. A decrease in gross margin percentage can be the result of numerous factors, including:

•	acquisitions with a lower gross margin percentage than Mitel;

•	changes in customer, geographic, or product mix, including mix of configurations within each product group;

•	introduction of new products, including products with price-performance advantages;

•	our ability to reduce production costs;

•	entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures,;

•	additional sales discounts;

•	changes in the financial health of contract manufacturers or suppliers or increases in related material, component, labor or other manufacturing and inventory related costs;

•	the timing of revenue recognition and revenue deferrals;

•	lower than expected benefits from value engineering;

•	increased price competition;

•	changes in distribution channels;

•	increased warranty costs; and

•	overall execution of our strategy and operating plans.

If any of these factors, or other factors unknown to us at this time, occur, then our gross margin percentage could be adversely affected, which could lead to a material adverse effect on our business, financial condition and results of operations.

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

The market for our solutions is highly competitive. In addition, because the market for our solutions is subject to rapidly changing technologies, we may face competition in the future from companies that do not currently compete in our business communications market, including companies that currently compete in other sectors of the information technology, communications or software markets, including mobile communications companies or communications companies that serve residential customers, rather than business customers.

Several of our existing competitors have, and many of our future potential competitors may have, greater financial, personnel, research, project management and other resources, more well-established brands or reputations and broader customer bases than we have. As a result, these competitors may be in a stronger position to respond more effectively to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may also have customer bases that are more diversified than ours and therefore may be less affected by an economic downturn in a particular region. Competitors with greater resources may also be able to offer lower prices, additional products or services or other incentives that we do not offer or cannot match.

Competition from existing and potential market entrants may take many forms:

•	To the extent our competitors supply products that compete with our own, it is possible these competitors could design their technologies to be closed or proprietary systems that are incompatible with our products or work less effectively with our products than their own. As a result, customers would have an incentive to purchase products that are compatible with the products and technologies of our competitors over our products. A lack of interoperability may result in significant redesign costs, and harm relations with our customers;

•	Our competitors may provide large bundled offerings that incorporate applications and products similar to those that we offer; and

•	If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share, we may be required to lower our prices or offer other favorable terms to compete effectively, which would reduce our revenues and gross margins and could adversely affect our operating results and financial condition.

Please see Item 1, “Business—Competition” in Part I in this Annual Report for a list of our competitors.

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue all or a portion of their operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition.

Our solutions may fail to keep pace with rapidly changing technology, evolving industry standards and customer demands and requirements.

The markets in which we operate are characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introduction and enhancements and changes in customer requirements. Our products and services, or third party solutions with which our products interface, can evolve rapidly and in ways we may not anticipate. The process of anticipating trends and evolving industry standards and developing new solutions is complex and uncertain, and if we fail to accurately identify, predict and respond to our customers’ changing needs, and emerging technological trends, our business could be harmed. We commit significant resources to developing new solutions before knowing whether our investments will result in solutions that the market will accept.

Our operating results may be adversely affected if the market opportunity for our products and services does not develop in the ways that we anticipate, if our products become incompatible with third-party solutions or if other technologies become more accepted or standard in our industry.

We are dependent on our customers’ decisions to purchase our solutions.

Our business remains dependent on customer decisions to migrate their legacy communications infrastructures to solutions based on newer technology. While these investment decisions are often driven by macroeconomic factors, customers may also delay the purchase of newer technology due to a range of other factors, including prioritization of other IT projects, delays or failures to meet certifications requirements of certain of our customers and the weighing of the costs and benefits of deploying new infrastructures and devices. The purchase of our solutions among new or existing customers may not grow at the rates we currently anticipate.

A breach of the security of our information systems, those of our third-party providers, or other parties that we do business with, could adversely affect our operating results.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems such as ours, and those of customers, third-party contractors and vendors, and some of those attempts may be successful. We are not immune to these types of intrusions.

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

In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology (IT) tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could be significant. Further, due to the growing sophistication of the techniques used to obtain unauthorized access to or to sabotage networks and systems, which change frequently and often are not detected immediately by existing antivirus and other detection tools, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate such cyber-attacks or security breaches. Our cyber-risk insurance coverage and limits may not be sufficient to compensate for losses or damages that may occur.

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

We may not generate sufficient cash from operations to meet anticipated working capital requirements, execute our strategic operating plans, support additional capital expenditures or take advantage of acquisition opportunities. In order to finance our business, we may need to utilize available borrowings under our available credit facilities. Our ability to continually access our facilities is conditional upon our compliance with covenants contained in the terms governing these facilities. We may not be in compliance with such covenants in the future. We may need to secure additional sources of funding if our cash and borrowings under our revolving credit facility are unavailable or insufficient to finance our operations. Such funding may not be available on terms satisfactory to us, or at all. In addition, any proceeds from the issuance of debt may be required to be used, in whole or in part, to make mandatory payments under our credit agreements. If we were to incur higher levels of debt, we would require a larger portion of our operating cash flow to be used to pay principal and interest on our indebtedness. The increased use of cash to pay indebtedness could leave us with insufficient funds to finance our operating activities, such as R&D expenses and capital expenditures. In addition, any new debt instruments may contain covenants or other restrictions that affect our business operations. If we were to raise additional funds by selling equity securities, the relative ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors.

We have a significant amount of debt. This debt contains customary default clauses, a breach of which may result in acceleration of the repayment of some or all of this debt.

As at December 31, 2016, we had $591.6 million outstanding on the term loan under our senior secured credit facility. The senior secured credit facility consists of the term loan, which matures in April 2022 and a $50.0 million undrawn revolving facility, which matures in April 2020. The credit agreement relating to this loan and the revolving credit facility have customary default clauses. In the event we were to default on this credit agreement, and were unable to cure or obtain a waiver of default, the repayment of our debt owing under this credit agreement may be accelerated. If acceleration were to occur, we would be required to secure alternative sources of equity or debt financing to be able to repay the debt. Alternative financing may not be available on terms satisfactory to us, or at all. New debt financing may require the cooperation and agreement of our existing lenders. If acceptable alternative financing were unavailable, we would have to consider alternatives to fund the repayment of the debt, including the sale of part or all of the business, which sale may occur at a distressed price.

Our working capital requirements and cash flows are subject to fluctuation which could have an adverse effect on us.

Our working capital requirements and cash flows have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on a number of factors. If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected. For example, if we are unable to effectively manage fluctuations in our cash flows, we may be unable to make required interest payments on our indebtedness. Key factors which could result in cash flow fluctuations include:

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

We do business in over 100 countries. Accordingly, our results could be materially and adversely affected by a variety of uncontrollable and changing factors relating to international business operations, including:

•	macroeconomic conditions adversely affecting geographies where we do business;

•	foreign currency exchange rates;

•	geopolitical developments, such as the recent United Kingdom “Brexit” referendum to withdraw from the European Union, changes resulting from the recent U.S. federal elections, the current economic challenges in China and other disruptions;

•	political or social unrest or economic instability in a specific country or region;

•	economic sanctions imposed by or against countries where we do business;

•	higher costs of doing business in foreign countries;

•	infringement claims on foreign patents, copyrights or trademark rights;

•	difficulties in staffing and managing operations across disparate geographic areas;

•	difficulties associated with enforcing agreements and intellectual property rights through foreign legal systems;

•	trade protection measures and other regulatory requirements;

•	adverse tax consequences;

•	unexpected changes in legal and regulatory requirements;

•	military conflict, terrorist activities, natural disasters and medical epidemics; and

•	our ability to recruit and retain channel partners in foreign jurisdictions.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by numerous factors, including:

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of R&D tax credits and loss carryforwards;

•	expiration of or lapses in tax incentives;

•	transfer pricing adjustments;

•	tax effects of nondeductible compensation;

•	tax costs related to intercompany realignments;

•	changes in accounting principles; and

•	changes in tax laws and regulations, treaties, or interpretations thereof, including possible changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

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

As of December 31, 2016, our goodwill was $346.3 million and identifiable intangible assets were approximately $100.4 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot be assured that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We operate defined benefit plans primarily in the U.K., France, Germany and Switzerland (the “U.K Plan”, the “France Plan”, the “Germany Plan” and the “Switzerland Plan”, respectively). At December 31, 2016, the total projected benefit obligation for these plans of $404.4 million exceeded plan assets of $258.9 million resulting in a pension liability of $145.5 million.

The U.K. Plan is a partially funded defined benefit plan, which was closed to new members in 2001 and was closed to new service in November 2012. Under the France Plan, retirees generally benefit from a lump sum payment upon retirement or departure. Under the Germany Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary. The Switzerland Plan is a partially funded multiple-employer pension plan. Under the Switzerland Plan, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. As the plan is a multiple-employer plan, the consolidated financial statements include our pro-rata share of assets, projected benefit obligation and pension benefit cost. Our contributions and benefit payments for the defined benefit plans for the year ended December 31, 2016 are included in note 24 to the consolidated financial statements of Mitel in Item 8 of this Report (Consolidated Financial Statements). The contributions required to fund benefit obligations are based on actuarial valuations, which themselves are based on assumptions and estimates about the long-term operation of the plan, including mortality rates of members, the performance of financial markets and interest rates. Our funding requirements for future years will likely increase from current levels due to the net liability position of our plans. In addition, if the actual operation of the plans differ from our assumptions, the net liability could increase and additional contributions by us may be required. Changes to pension legislation in the respective countries may also adversely affect our funding requirements. Increases in the net pension liability or increases in future cash contributions would adversely affect our cash flows and results from operations.

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

Our success is dependent upon the services of key personnel throughout our organization, including the members of our senior management and software and engineering staff, as well as the expertise of our directors. Competition for highly skilled directors, management, R&D and other employees is intense in our industry and we may not be able to attract and retain highly qualified directors, management, and R&D personnel and other employees in the future. In order to improve productivity, a portion of our compensation to employees and directors is in the form of equity-based incentives such as restricted stock units and stock options, and as a consequence, a depression in the value of our common shares could make it difficult for us to motivate and retain employees and recruit additional qualified directors and personnel. All of the foregoing may negatively impact our ability to retain or attract employees, which may adversely impact our ability to implement a management succession plan as and if required and on a timely basis. We currently do not maintain corporate life insurance policies on the lives of our directors or any of our key employees. In addition, companies in our industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.

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

As at February 27, 2017, Francisco Partners Management, LLC and certain of its affiliates, or the Francisco Partners Group, and Dr. Matthews and certain entities controlled by Dr. Matthews, or the Matthews Group, beneficially controlled approximately 6.8% and 5.3%, respectively, of the voting power of our share capital. Pursuant to a shareholders’ agreement, or the Shareholders’ Agreement, between the Company, the Francisco Partners Group and the Matthews Group dated as of April 27, 2010, the Francisco Partners Group and the Matthews Group each have the right to nominate one of our directors, provided certain criteria are met.

Our shareholders , may have divergent or conflicting interests with our interests and the interests of our other shareholders.

We have a significant concentration of share ownership with certain other parties. This may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with controlling shareholders. In addition, the Francisco Partners Group and the Matthews Group, and the persons whom they nominate to our board of directors, may have interests that conflict with, or are divergent from, our own interests and those of our other shareholders. Conflicts of interest between our principal investors and us or our other shareholders may arise. Our articles of incorporation do not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to our principal investors and us will be reserved for or made available to us.

Some of our directors have interests that may be different than our interests.

We do business with certain companies that are related parties, such as Wesley Clover International Corporation (“WCIC”) and its subsidiaries. WCIC is controlled by Dr. Matthews. Our directors owe fiduciary duties, including the duties of loyalty and confidentiality, to us. Our directors that serve on the boards of companies that we do business with also owe similar fiduciary duties to such other companies. The duties owed to us could conflict with the duties such directors owe to these other companies.

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

Our world headquarters is a 264,000 square foot leased facility located in Ottawa, Canada, which also includes a sales office, warehouse and distribution facility, and research and development center. In addition, we lease a large number of sales offices, warehouse and distribution facilities and research and development centers throughout the world totaling an additional approximately 1,280,000 square feet, which include the following:

•	Regional headquarters in Caldicot, the United Kingdom and Dallas, the United States.

•	Sales offices, which often include demonstration and training centers, throughout the rest of the world, in particular throughout Europe and North America.

•	Warehouse and distribution facilities, primarily in Canada, Germany, Sweden, Switzerland, the United Kingdom and the United States.

•	Research and development centers, primarily in Canada, France, Germany, India, Sweden, Switzerland and the United States.

Item 3.	Legal Proceedings

In March and April, 2015, we were named a defendant in three purported stockholder class actions, two of which were consolidated, that challenged the acquisition of Mavenir. Specifically, two stockholder actions challenging the acquisition of Mavenir—styled Nakoa v. Kohli, et al., C.A. No. 10757-VCP and Turberg v. Kohli, et al., C.A. No. 10779-VCP—were filed in the Delaware Court of Chancery on March 5 and 11, 2015, respectively. On March 23, 2015, the Court of Chancery entered an order consolidating these two complaints under the caption In re Mavenir Systems, Inc. Stockholders Litigation, Consol. C.A. No. 10757-VCP. On April 22, 2015, a Mavenir stockholder filed a separate complaint in the Delaware Court of Chancery in an action styled Isabel S. Rivera Cruz v. Mitel Networks Corporation, et al., C.A. No. 10936-VCP. The plaintiff in the Cruz action did not effect service of the complaint on the Company or any other named defendant. These stockholder complaints alleged, in part, that Mavenir’s directors breached their fiduciary duties in connection with the acquisition of Mavenir, and that we aided and abetted such alleged fiduciary breaches. On September 14, 2015 and January 22, 2016, the lead plaintiff in the consolidated action filed amended complaints, neither of which names us as a defendant. The operative complaint in the consolidated action, filed on January 22, 2016, named our subsidiary formerly known as Mavenir as a defendant. That complaint asserted a single cause of action against our subsidiary formerly known as Mavenir for an alleged breach of fiduciary duty relating to certain disclosures made to former Mavenir shareholders in connection with the acquisition of Mavenir. None of the complaints stated any amount of damages. On April 6, 2016, the parties to the consolidated action entered into a settlement term sheet which contemplated the settlement of the consolidated action and the release of various persons and entities, including but not limited to the Company and the defendants in the consolidated action (including our subsidiary formerly known as Mavenir), in consideration for which defendants and their insurer(s) would cause the sum of $3 million to be paid into a common fund for the class. Also on April 6, 2016, the parties to the consolidated action entered into a stipulation and proposed order regarding the payment of mootness attorneys’ fees to counsel for the plaintiffs in the consolidated action, pertaining to certain claims mooted at an earlier stage of the consolidated action. The Court of Chancery granted that proposed order on April 8, 2016. The parties to the consolidated action subsequently negotiated a Stipulation and Agreement of Compromise, Settlement and Release, which encompassed the terms contained in the term sheet and was filed with the Court of Chancery on June 29, 2016. On October 12, 2016, the Court of Chancery entered an Order and Final Judgment approving the parties’ settlement of the consolidated action. Subsequently, the thirty-day period to appeal the Order and Final Judgment in the consolidated action expired without an appeal being filed and, on October 18, 2016, the plaintiff in the Cruz action filed a notice voluntarily dismissing that action without prejudice.

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

Our common shares are traded on the NASDAQ (trading symbol: MITL) and the TSX (trading symbol: MNW). The following table presents the high and low sale prices on the NASDAQ for our common shares for the periods indicated:

	High	Low
Year ended December 31, 2015
First Quarter	$10.87	$8.52
Second Quarter	$10.69	$8.55
Third Quarter	$9.61	$6.43
Fourth Quarter	$8.90	$6.36
Year ended December 31, 2016
First Quarter	$8.34	$5.91
Second Quarter	$8.35	$5.94
Third Quarter	$8.52	$5.81
Fourth Quarter	$7.91	$6.34

The following table presents the high and low sale prices on the TSX for our common shares for the periods indicated (in Canadian dollars):

	High	Low
Year ended December 31, 2015
First Quarter	$14.00	$10.69
Second Quarter	$13.47	$10.35
Third Quarter	$12.61	$8.60
Fourth Quarter	$11.77	$8.43
Year ended December 31, 2016
First Quarter	$10.79	$8.60
Second Quarter	$10.80	$7.78
Third Quarter	$11.10	$7.56
Fourth Quarter	$10.58	$8.50

The graph below shows the cumulative total stockholder return over a five-year period, assuming the investment of $100 on the date specified in each of our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph is furnished, not filed, and the historical return cannot be indicative of future performance.

Shareholders

As of February 27, 2016, we had 1,456 shareholders of record (as registered shareholders), as determined by the Company based on information supplied by Computershare Investor Services, Inc.

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

Share Buyback Program

On December 19, 2016, we announced that our Board of Directors approved, subject to regulatory approvals, a share buyback program pursuant to a normal course issuer bid under Canadian securities laws and in compliance with safe harbors under applicable U.S. securities laws.

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

		Year Ended December 31, 2015	Year Ended December 31, 2014(1)	Eight Months Ended December 31, 2013(2)	Year Ended April 30,
	Year Ended December 31, 2016				2013	2012
		(in millions, except per share data)
Consolidated Statement of Operations Data
Revenues	$987.6	$1,025.8	$1,104.0	$357.3	$576.9	$611.8
Cost of revenues	455.6	480.6	513.9	153.3	256.3	282.4

Gross margin	532.0	545.2	590.1	204.0	320.6	329.4

Expenses:
Selling, general and administrative	339.8	331.0	344.7	132.1	198.7	200.6
Research and development	96.5	102.2	118.3	38.3	55.7	58.6
Special charges and restructuring costs	70.8	47.5	72.7	14.6	21.8	18.6
Amortization of acquisition-related intangible assets	35.1	48.2	53.4	16.5	22.3	22.3
Income from termination fee received	(60.0)	—	—	—	—	—

	482.2	528.9	589.1	201.5	298.5	300.1

Operating income	49.8	16.3	1.0	2.5	22.1	29.3
Interest expense	(16.8)	(17.8)	(21.0)	(17.1)	(19.7)	(18.8)
Debt retirement and other debt costs	(2.1)	(9.6)	(16.2)	(0.6)	(2.6)	—
Other income (expense), net	2.8	20.7	6.0	(0.4)	1.3	(0.7)
Income tax recovery (expense)	1.3	(3.1)	22.9	10.1	8.8	39.4

Net income (loss) from continuing operations	35.0	6.5	(7.3)	(5.5)	9.9	49.2
Net income (loss) from discontinued operations, net of income tax	(252.3)	(27.2)	—	—	(3.7)	0.6

Net income (loss)	$(217.3)	$(20.7)	$(7.3)	$(5.5)	$6.2	$49.8

Net income (loss) per common share — Basic:
Net income (loss) per share from continuing operations	$0.29	$0.06	$(0.08)	$(0.10)	$0.19	$0.92
Net income (loss) per share from discontinued operations	$(2.08)	$(0.24)	$—	$—	$(0.07)	$0.01
Net income (loss) per common share	$(1.79)	$(0.18)	$(0.08)	$(0.10)	$0.12	$0.93
Net income (loss) per common share — Diluted:
Net income (loss) per share from continuing operations	$0.28	$0.06	$(0.08)	$(0.10)	$0.18	$0.88
Net income (loss) per share from discontinued operations	$(2.01)	$(0.24)	$—	$—	$(0.07)	$0.01
Net income (loss) per common share	$(1.73)	$(0.18)	$(0.08)	$(0.10)	$0.11	$0.89
Other Financial Data
Adjusted EBITDA (3):
Adjusted EBITDA from continuing operations	$129.6	$149.1	$166.9	$46.2	$85.0	$86.9
Adjusted EBITDA from discontinued operations	32.0	19.0	—	—	(1.3)	1.1

Adjusted EBITDA	$161.6	$168.1	$166.9	$46.2	$83.7	$88.0

Consolidated Balance Sheet Data
Cash and cash equivalents	$97.3	$82.2	$111.3	$40.2	$69.0	$78.7
Total assets	$1,561.4	$1,856.6	$1,278.8	$620.5	$656.4	$687.2
Total debt, including capital leases	$586.0	$645.3	$309.8	$269.5	$288.1	$311.8
Common shares	$1,425.1	$1,414.2	$1,216.3	$814.9	$810.4	$809.4
Warrants	$39.1	$39.1	$39.1	$39.1	$39.1	$55.6
Total shareholders’ equity	$382.9	$604.9	$447.8	$118.4	$84.0	$89.8

(1)	Includes the operations of Aastra from date of acquisition of January 31, 2014, as disclosed in note 3 to the Consolidated Financial Statements.
(2)	In January 2014, Mitel changed its fiscal year end from April 30 to December 31, effective for the eight months ended December 31, 2013.
(3)	The following table presents a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income (loss), the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Eight Months Ended December 31, 2013	Year Ended April 30,
					2013	2012
				(in millions)
Net income (loss)	$(217.3)	$(20.7)	$(7.3)	$(5.5)	$6.2	$49.8
Net loss (income) from discontinued operations	252.3	27.2	—	—	3.7	(0.6)

Net income (loss) from continuing operations	35.0	6.5	(7.3)	(5.5)	9.9	49.2
Adjustments:
Interest expense	16.8	17.8	21.0	17.1	19.7	18.8
Income tax expense (recovery)	(1.3)	3.1	(22.9)	(10.1)	(8.8)	(39.4)
Amortization and depreciation	54.4	69.3	75.9	25.5	35.8	33.4
Foreign exchange loss (gain)	(1.9)	(18.8)	(3.9)	0.5	(0.2)	1.5
Special charges and restructuring costs	70.8	47.5	72.7	14.6	21.8	18.6
Stock-based compensation	13.7	11.2	6.1	3.1	4.2	4.8
Debt retirement and other debt costs	2.1	9.6	16.2	0.6	2.6	—
Purchase accounting adjustments (1)	—	2.9	9.1	—	—	—
Other (2)	(60.0)	—	—	0.4	—	—

Adjusted EBITDA from continuing operations	129.6	149.1	166.9	46.2	85.0	86.9
Adjusted EBITDA from discontinued operations (3)	32.0	19.0	—	—	(1.3)	1.1

Adjusted EBITDA	$161.6	$168.1	$166.9	$46.2	$83.7	$88.0

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition. In order to provide investors with financial information that facilitates comparison of results, the Company provides non-GAAP financial measures which exclude the impact of the purchase accounting adjustments. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to compare reports of financial results of the Company as the revenue reductions related to acquired contracts will not recur when similar software maintenance and service contracts are recorded in future periods.
(2)	Other for the year ended December 31, 2016 consists of income from termination fee received.
(3)	The reconciliation of net income from discontinued operations to Adjusted EBITDA from discontinued operations for the year ended April 30, 2012 consists of an adjustment for income tax expense of $0.5 million. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the year ended April 30, 2013 consists of special charges and restructuring costs of $1.6 million, impairment of goodwill of $1.9 million and income tax recovery of $1.1 million. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the year ended December 31, 2015 consists of interest expense of $14.6 million, income tax recovery of $13.7 million, amortization and depreciation of $29.8 million, special charges and restructuring costs of $7.1 million, stock-based compensation of $1.6 million and purchase accounting adjustments of $6.8 million. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the year ended December 31, 2016 consists of interest expense of $22.0 million, income tax recovery of $14.3 million, amortization and depreciation of $46.3 million, special charges and restructuring costs of $13.2 million, stock-based compensation of $3.1 million, purchase accounting adjustments of $1.2 million and goodwill impairment of $212.8 million.

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

We believe that the use of Adjusted EBITDA provides consistency and facilitates period to period comparisons, and may facilitate comparisons with other companies in our industry, many of which use similar non-GAAP financial measures to supplement their GAAP results. Where applicable, we also present and use Adjusted EBITDA from continuing operations and Adjusted EBITDA from discontinued operations, using the same methodology as described above.

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

Some of the limitations of Adjusted EBITDA are that it does not reflect:

•	cash requirements for interest expense;

•	cash requirements for income taxes;

•	foreign exchange gains or losses;

•	cash payments made in connection with litigation settlements;

•	significant cash payments made in connection with special charges and restructuring costs;

•	significant cash receipts related to termination fees received in connection with terminated acquisitions;

•	employee stock-based compensation; and

•	cash requirements for the replacement of assets that have been depreciated or amortized.

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

Overview

Mitel is a global provider of business communications and collaboration software, services and solutions. Our communications solutions meet the needs of customers in over 100 countries. We operate as three business units: Enterprise, Cloud and Mobile. In December 2016, we entered into an agreement to sell our Mobile business unit, and on February 28, 2017, the sale was completed, as described in note 4 to the Consolidated Financial Statements. As a result, the operations of our Mobile business unit have been recorded as discontinued operations.

Enterprise

The Enterprise segment sells and supports business communications products and services to customers that prefer premises-based solutions or private cloud deployments. This includes our premises-based IP telephony platforms, desktop devices, in-building mobile devices and unified communications and collaboration (“UCC”) and contact center applications that are deployed on the customer’s premise. Premises-based sales are typically sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we may also offer.

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

Mobile (recorded as discontinued operations, as described below)

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

Significant Events and Recent Development — 2016

Mitel enters into definitive agreement to divest the Mobile business unit — December 2016

On December 18, 2016, Mitel entered into a definitive agreement to divest its Mobile business unit to the parent company of Xura, Inc. (“Xura”) for approximately $350 million in cash, a $35 million non-interest bearing promissory note and an equity interest in Sierra Private Investments L.P., the limited partnership that will own both Xura and the Mobile business unit. The transaction closed on February 28, 2017. The cash portion of the purchase price is subject to adjustments for closing working capital, indebtedness and net advances to the business unit between

December 31, 2016 and the closing of the transaction. The cash proceeds from the sale are expected to be used to repay amounts outstanding under Mitel’s existing credit facility.

As a result of the definitive agreement, the operations of the Mobile business unit have been reclassified as discontinued operations on the consolidated statements of operations and the assets and liabilities of the Mobile business unit have been reclassified as assets and liabilities held for sale on the consolidated balance sheets. A description of the definitive agreement and the operating results of the Mobile business unit are further described in note 4 to the Consolidated Financial Statements.

Mitel receives $60.0 million termination fee — July 2016

On April 15, 2016, Mitel and Polycom, Inc. (“Polycom”) (NYSE:PLCM) entered into a definitive merger agreement under which Mitel agreed to acquire all of the outstanding shares of Polycom common stock in a cash and stock transaction. On July 7, 2016, Polycom’s board of directors notified Mitel that it had received a binding offer from a third party to acquire Polycom and that Polycom’s board of directors concluded that such offer constituted a “Company Superior Proposal” under its merger agreement with Mitel. Later on July 7, 2016, Mitel waived its right to renegotiate the consideration payable to Polycom stockholders under the merger agreement. On July 8, 2016, Polycom paid Mitel a termination fee of $60.0 million and the merger agreement was terminated. The termination fee is recorded as Income from Termination Fee Received on the consolidated statement of operations.

Prepayments of term loan — January 2016, March 2016, June 2016 and July 2016

We made prepayments on our term loan of $25.0 million in January 2016, $15.0 million in March 2016, $13.6 million in June 2016 and $11.5 million in July 2016.

Significant Events and Recent Developments — 2015

Acquisition of Tiger — June 2015

On June 1, 2015, we completed the acquisition of TigerTMS Ltd. (“Tiger”) for expected total estimated consideration of $6.6 million. Tiger is a global provider of software, cloud and applications-based solutions for the hospitality industry. Tiger’s revenues were approximately $10.0 million for the year ended December 31, 2014, and were primarily generated in Europe, the Middle East and the United States. Mitel’s financial results include the results of Tiger from the date of acquisition.

Acquisition of Mavenir and refinancing of credit agreement — April 2015

On April 29, 2015, we completed our exchange offer to acquire all of the outstanding shares of common stock of Mavenir. The aggregate consideration paid by us in connection with the acquisition of Mavenir was $545.3 million, which includes $353.3 million of cash and 19.7 million Mitel common shares valued at $189.2 million. In conjunction with the acquisition we refinanced our January 2014 Credit Facilities. The new credit facilities consist of a $660.0 million term loan and a $50.0 million revolving facility (the “April 2015 Credit Facilities”). Proceeds of $653.4 million (net of original discount of $6.6 million), along with cash on hand, were used to repay the remaining $279.1 million principal outstanding under the January 2014 Credit Facilities, to repay the remaining $26.9 million principal outstanding under Mavenir’s credit facilities, for the cash consideration paid for the acquisition of Mavenir, as well as accrued interest, fees and expenses paid in connection with the refinancing and the acquisition of Mavenir. The financial results of Mitel’s Mobile business unit consist of the results of Mavenir from the date of acquisition. Further details of the acquisition are included in note 3 to the Consolidated Financial Statements.

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

In December 2016, we entered into a definitive agreement to divest the Mobile business unit, as described above, and, on February 28, 2017, the sale was completed.

Prepayment of term loan — February 2015

We made a prepayment on our prior term loan of $25.0 million in February 2015.

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

Prepayments of prior term loan — May 2014 and August 2014

We made prepayments on our then-existing term loan of $25.0 million in May 2014 and $25.0 million in August 2014.

Operating Results

Our revenues for the year ended December 31, 2016 were $987.6 million, as compared to $1,025.8 million for the year ended December 31, 2015. The decrease in revenues is due primarily to changes in foreign exchange rates due to the strengthening of the U.S. dollar and lower volumes in our Enterprise segment, which was partially offset by continued growth in the cloud segment. Our operating income was $49.8 million for the year ended December 31, 2016 compared to $16.3 million for the year ended December 31, 2015. The increase in operating income was driven primarily by receipt of the $60.0 million termination fee from Polycom in July 2016 (as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above) which was partially offset by higher special charges and restructuring costs due primarily to costs relating to the terminated Polycom transaction. Excluding the termination fee and special charges and restructuring costs, our operating results were lower as lower revenues were partially offset by a higher gross margin percentage and lower amortization of acquired intangibles, as described below.

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

Sources of Revenues and Expenses

The following describes our primary sources of revenues and expenses:

We generate revenues in our enterprise and cloud segments primarily from the sale of enterprise communications systems and related services (collectively, a “Solution”), through channel partners and directly to enterprise customers. A typical Solution consists of a combination of IP phones, switches, software applications and support, which may include installation and training. A Solution may be deployed on the customer’s premises (premise-based solution) or deployed in a cloud environment (cloud-based solution).

We also generate revenues in the Mobile segment from sales of networking solutions. The Mobile segment revenues are disclosed in note 4 to the Consolidated Financial Statements as the operating results of the Mobile segment have been reclassified as discontinued operations, as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above.

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

Mobile segment – reclassified as discontinued operations

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

Income from termination fee received

Income from termination fee received consists of the $60.0 million termination fee from Polycom in July 2016 as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above.

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

Results of Operations — Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Year Ended December 31,				Change
	2016		2015
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$987.6	100.0%	$1,025.8	100.0%	$(38.2)	(3.7)
Cost of revenues	455.6	46.1%	480.6	46.9%	(25.0)	(5.2)

Gross margin	532.0	53.9%	545.2	53.1%	(13.2)	(2.4)

Selling, general and administrative	339.8	34.4%	331.0	32.3%	8.8	2.7
Research and development	96.5	9.8%	102.2	10.0%	(5.7)	(5.6)
Special charges and restructuring costs	70.8	7.2%	47.5	4.6%	23.3	49.1
Amortization of acquisition-related intangible assets	35.1	3.6%	48.2	4.7%	(13.1)	(27.2)
Income from termination fee received	(60.0)	(6.1)%	—	—	(60.0)*

	482.2	48.8%	528.9	51.6%	(46.7)	(8.8)

Operating income	49.8	5.0%	16.3	1.6%	33.5 *
Interest expense	(16.8)	(1.7)%	(17.8)	(1.7)%	1.0	(5.6)

	Year Ended December 31,				Change
	2016		2015
	Amounts	% of Revenue	Amounts	% of Revenue	Amount		%
	(in millions, except percentages and per share amounts)
Debt retirement and other debt costs	(2.1)	(0.2)%	(9.6)	(0.9)%	7.5	*
Other income	2.8	0.3%	20.7	2.0%	(17.9	)*
Income tax recovery (expense)	1.3	0.1%	(3.1)	(0.3)%	4.4	*

Net income from continuing operations	35.0	3.5%	6.5	0.6%	28.5	*
Net loss from discontinued operations, net of income tax	(252.3)	(25.5)%	(27.2)	(2.7)%	(225.1	)*

Net loss	$(217.3)	(22.0)%	$(20.7)	(2.0)%	$(196.6	)*

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$129.6	13.1%	$149.1	14.5%	$(19.5)		(13.1)
Adjusted EBITDA from discontinued operations	32.0	3.3%	19.0	1.9%	13.0	*

Adjusted EBITDA	$161.6	16.4%	$168.1	16.4%	$(6.5)		(3.9)

Net income (loss) per common share — Basic
Net income per share from continuing operations	$0.29		$0.06
Net loss per share from discontinued operations	$(2.08)		$(0.24)
Net loss per common share	$(1.79)		$(0.18)
Net income (loss) per common share —Diluted
Net income per share from continuing operations	$0.28		$0.06
Net loss per share from discontinued operations	$(2.01)		$(0.24)
Net loss per common share	$(1.73)		$(0.18)

*	The comparison is not meaningful.

Revenues

Our reportable segments are determined in accordance with how our management views and evaluates our business and are described further in note 22 to the Consolidated Financial Statements. The following tables set forth revenues by business segment in dollars and as a percentage of total revenues:

	Year ended December 31,				Change
	2016		2015
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Enterprise segment — product	$522.5	52.9%	$594.1	57.8%	$(71.6)	(12.1)
Enterprise segment — recurring	190.7	19.3%	192.2	18.7%	(1.5)	(0.8)
Enterprise segment — service	90.0	9.1%	86.3	8.4%	3.7	4.3
Cloud segment — product	60.9	6.2%	48.8	4.7%	12.1	24.8
Cloud segment — recurring	121.0	12.3%	104.8	10.2%	16.2	15.5
Cloud segment — service	2.5	0.3%	2.5	0.2%	—	—

	987.6	100.0%	1,028.7	100.0%	(41.1)	(4.0)
Enterprise segment — purchase accounting adjustments	—		(2.9)		2.9 *

	$987.6		$1,025.8		$(38.2)	(3.7)

*	The comparison is not meaningful.

Our revenues for the year ended December 31, 2016 were $987.6 million compared to revenues of $1,025.8 million for the year ended December 31, 2015. Excluding the effect of purchase accounting adjustments, our revenues for the year ended December 31, 2015 were $1,028.7 million. The decrease in revenues excluding purchase accounting adjustments was due to lower volumes in our Enterprise segment and the effect of foreign exchange, which were partially offset by growth in our Cloud segment.

For the year ended December 31, 2016 when compared to the year ended December 31, 2015, there was a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the British pound sterling was weaker against the U.S. dollar by an average of 11.0%. In June 2016, the U.K. held a European Union (“E.U.”) membership referendum, the result of which was a majority vote in favor of the U.K. leaving the E.U. The British pound sterling weakened against the U.S. dollar by approximately 11% in the week following the referendum and continued to weaken throughout the rest of 2016. Please refer to the section entitled “Risk Factors” included in Part I, Item 1A of this Report for a discussion of certain risks and uncertainties affecting our business and financial results as a result of the U.K. referendum. In total, we estimate that the change in foreign exchange rates accounted for an absolute 1.7% of the 3.7% decrease in revenues.

Purchase accounting adjustments result in a reduction in revenue and are presented separately to reflect the nature of the adjustment. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. The purchase accounting adjustment reflects the revenue that would have otherwise been recognized had the contract been recorded at the historical carrying value as the revenue reductions related to acquired contracts will not recur when similar software maintenance and service contracts are recorded in future periods. Although the purchase accounting adjustments have no impact on the Company’s business or cash flow, they adversely impact the Company’s reported GAAP revenue in the reporting periods following the acquisition. Purchase accounting adjustments for the year-ended December 31, 2015 relate to the Enterprise-based business of the January 2014 acquisition of Aastra.

Enterprise Segment

When compared to the year ended December 31, 2015, enterprise segment product revenues decreased by $71.6 million, or 12.1%, to $522.5 million as a result of the unfavorable impact of foreign exchange rates, lower volumes and customers migrating to a cloud recurring model, with monthly payments over a fixed term. When compared to the year ended December 31, 2015, our enterprise segment recurring revenues decreased by $1.5 million, or 0.8%, to $190.7 million due primarily to the unfavorable impact of foreign exchange rates while enterprise segment services revenues increased by $3.7 million, or 4.3%, to $90.0 million due to higher installation and professional services activity.

Cloud segment

For the year ended December 31, 2016, Cloud segment product revenues increased by $12.1 million, or 24.8%, to $60.9 million and Cloud segment recurring revenues increased by $16.2 million, or 15.5% to $121.0 million. The increased revenue in 2016 resulted from both new and existing customers transitioning to our recurring and non-recurring cloud solutions.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Year ended December 31,					Change
	2016		2015
	Gross Margin	% of Segment Revenues	Gross Margin		% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Enterprise segment – product	$290.3	55.6%	$329.7		55.5%	$(39.4)	0.1
Enterprise segment – recurring	115.6	60.6%	110.5		57.5%	5.1	3.1
Enterprise segment – service	28.0	31.1%	29.7		34.4%	(1.7)	(3.3)
Cloud segment – product	37.1	60.9%	27.2		55.7%	9.9	5.2
Cloud segment – recurring	59.9	49.5%	49.7		47.4%	10.2	2.1
Cloud segment – service	1.1	44.0%	1.3		52.0%	(0.2)	(8.0)

	532.0	53.9%	548.1		53.3%	(16.1)	0.6
Enterprise segment – purchase accounting adjustments	—	—	(2.9	)*		2.9 *

	$532.0	53.9%	$545.2		53.1%	$(13.2)	0.8

*	The comparison is not meaningful.

For the year ended December 31, 2016, overall gross margin percentage increased by an absolute 0.8% to 53.9% compared to 53.1% for the year ended December 31, 2015, due to stronger gross margins in the Enterprise and Cloud segments, as described below.

For the year ended December 31, 2016, Enterprise segment product gross margin percentage increased by an absolute 0.1% to 55.6% and Enterprise segment recurring gross margin percentage increased by an absolute 3.1% to 60.6% as realized synergies over the last 12 months were partially offset by the effect of unfavorable changes in foreign exchange rates (as a lower percentage of cost of sales is denominated in British pound sterling when compared to the percentage of revenues denominated in British pound sterling) and the effect of lower volumes as certain cost of sales are fixed. Enterprise segment services gross margin decreased by an absolute 3.3% to 31.1%, largely due to the mix of contracts completed.

For the year ended December 31, 2016, Cloud segment product gross margin percentage increased by an absolute 5.2% to 60.9% due primarily to a higher mix of software sales in 2016. Cloud segment recurring gross margin percentage increased by an absolute 2.1% to 49.5%, due largely to the effect of higher sales, as certain costs of sales are fixed.

We expect moderate improvement in gross margin percentage in the near term; however, gross margin percentage could be higher or lower as a result of a number of factors including variations in revenue mix, competitive pricing pressures, foreign currency movements in regions where revenues are denominated in currencies other than the U.S. dollar, utilization of our professional services personnel and efficiencies in installing our products, and global economic conditions, among other factors.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 34.4% of revenues for the year ended December 31, 2016 compared to 32.3% of revenues for the year ended December 31, 2015, an increase of $8.8 million in absolute dollars. Our SG&A expenses for the year ended December 31, 2016 included $13.7 million of stock-based compensation expense (year ended December 31, 2015 — $11.2 million). The increase in stock-based compensation was due to the additional expense from restricted stock units granted during the year. The increase in SG&A in absolute dollars was primarily due to additional spending in the Cloud segment to support growth initiatives, which were partially offset by realized synergies from the integration of Aastra as well as the effect of changes in foreign currency exchange rates due to the stronger U.S dollar in 2016 when compared to 2015.

We continue to monitor our cost base closely in an effort to keep our future operating expenditures in line with future revenue levels. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved in future years.

Research and Development

R&D expenses decreased to 9.8% of revenues for the year ended December 31, 2016 compared to 10.0% of revenues for the year ended December 31, 2015, a decrease of $5.7 million in absolute dollars. The decrease was largely driven by realized synergies from the integration of acquisitions as well as the effect of changes in foreign currency exchange rates due to the stronger U.S dollar in 2016 when compared to 2015.

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

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $70.8 million in the year ended December 31, 2016. The costs consisted of $20.2 million of employee-related charges, $1.6 million of facility-related charges, $19.5 million of integration-related charges as well as $29.5 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 150 people, primarily in North America and Europe. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consisted primarily of legal and advisory fees, including termination payments incurred relating to the terminated acquisition of Polycom as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above. In connection with the termination, the Company received a termination fee of $60.0 million from Polycom, which is recorded separately in the consolidated statement of operations.

At December 31, 2016, our remaining workforce reduction liability of $8.7 million consists primarily of salary and related benefits expected to be paid within one year. Our remaining lease termination obligations liability will be reduced over the remaining term of the leases, with $3.0 million of the outstanding $4.5 million balance expected to be paid within one year.

Special charges and restructuring costs of $47.5 million were recorded in the year ended December 31, 2015. The costs consisted of $16.4 million of employee-related charges, $1.7 million of facility-reduction related charges, $16.9 million of integration-related charges and $12.5 million of acquisition-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 150 people, primarily in North America and Europe. Facility-reduction related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges primarily consist of professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the April 2015 acquisition of Mavenir.

We expect to incur additional costs in the future to gain operating efficiencies. The timing and potential amount of such costs will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management. In addition, we expect to incur additional costs for acquisition-related activities. The timing and potential amount of such costs will depend on several factors, including acquisition opportunities identified by management.

Amortization of acquisition-related intangible assets

In the year ended December 31, 2016 amortization of acquisition-related intangible assets decreased to $35.1 million compared to $48.2 million for the year ended December 31, 2015. The decrease is due primarily to certain acquired intangible assets from historical acquisitions becoming fully amortized over the last year.

Income from termination fee received

In July 2016, we received a $60.0 million termination fee from Polycom in connection with the termination of the transaction as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above. The fee was recorded as income in the third quarter of 2016.

Operating Income

We reported operating income of $49.8 million for the year ended December 31, 2016 compared to $16.3 million for the year ended December 31, 2015. The increase in operating income was driven by income from termination fee received in connection with the terminated Polycom acquisition, which was in excess of the special charges and restructuring costs recorded related to the transaction. Excluding special charges and restructuring costs and the income from the termination fee, operating income for the year ended December 31, 2016 decreased by $3.2 million compared with the 2015 comparable period primarily due to lower revenues, which were offset by a higher gross margin percentage and lower amortization of acquired intangibles, as described above.

Non-Operating Expenses

Interest Expense

Net proceeds from the sale of the Mobile business unit (as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above) are expected to be used to repay our outstanding term loan. As a result, interest on the estimated net proceeds has been reclassified, along with the operations of the Mobile business unit, to discontinued operations for the years ended December 31, 2016 and 2015.

Interest expense for continuing operations was $16.8 million for the year ended December 31, 2016 compared to $17.8 million for the year ended December 31, 2015. In addition, for the year ended December 31, 2016, interest expense of $22.0 million was reclassified as discontinued operations, which consists of interest expense on the approximate $350.0 million of term loan that is expected to be repaid in connection with the sale of the Mobile business unit (year ended December 31, 2015 - $14.6 million of interest expense).

The increase in total interest expense was due to higher debt levels and a higher interest rate margin as the result of the refinancing of our credit facilities in April 2015.

Our interest expense for the first four months of the year ended December 31, 2015 related primarily to our January 2014 Credit Facilities (as described in note 13 to the Consolidated Financial Statements) that initially consisted of a $355.0 million term loan that bore interest based on the LIBOR (subject to a 1.00% floor), plus 4.25%. Our interest expense for the last eight months of the year ended December 31, 2015 and the full year ended December 31, 2016 related to our April 2015 Credit Facilities (as described in note 13 to the Consolidated Financial Statements) that initially consisted of a $660.0 million term loan that bore interest based on the LIBOR (subject to a 1.00% floor), plus 4.50%.

For the years ended December 31, 2016 and 2015, the average LIBOR applicable to our credit agreements was below the LIBOR floors and therefore the LIBOR floors were applicable.

Our interest expense may fluctuate from period to period depending on the movement in the LIBOR, when the LIBOR is above the 1.00 % floor in our April 2015 Credit Facilities and depending on our level of indebtedness.

Debt Retirement and Other Debt Costs

We recorded debt retirement costs of $2.1 million for the year ended December 31, 2016 due to write-offs of the pro-rata share of unamortized debt issue costs and original issue discount as a result of $65.1 million of prepayments of our term loan made during 2016, as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above.

We recorded debt retirement costs of $9.6 million for the year ended December 31, 2015 primarily as a result of the refinancing of our credit agreement in April 2015 as well as prepayments of our credit facilities during 2015. In the first quarter of 2015, we recorded debt retirement and other debt costs of $0.7 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million prepayment of our term loan in February 2015. In the second quarter of 2015, we recorded debt retirement and other debt costs of $8.4 million relating to a write-off of the unamortized debt issue costs and unamortized original issue discount as a result of the repayment of our prior credit facilities in April 2015. In the third quarter of 2015, we recorded debt retirement and other debt costs of $0.5 million for expenses relating to the September 2015 amendment of our April 2015 Credit Facilities as discussed in “Significant Events and Recent Developments — 2015” under the “Overview” section above.

Other Income

For the year ended December 31, 2016, we recorded other income of $2.8 million compared to other income of $20.7 million during the year ended December 31, 2015. The other income for the years ended December 31, 2016 and 2015 was primarily due to foreign exchange gains of $1.9 million and $18.8 million, respectively. The $18.8 million foreign exchange gains for the year ended December 31, 2015 related primarily to intercompany balances and were fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

Income Tax Recovery (Expense)

We recorded a net tax recovery of $1.3 million for the year ended December 31, 2016 compared to a net tax expense of $3.1 million for the year ended December 31, 2015. The tax recovery was primarily due to research and development tax credits and the tax effect of restructuring.

During the years ended December 31, 2016 and December 31, 2015, there was no significant change in our assessment of the likelihood of the Company’s ability to generate future taxable income to realize deferred tax assets in various jurisdictions. At December 31, 2016, there continues to be a valuation allowance of $27.3 million (December 31, 2015 — $28.2 million) against deferred tax assets, primarily in the U.K. and the U.S. Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

Net Income from Continuing Operations

Our net income from continuing operations for the year ended December 31, 2016 was $35.0 million compared to net income of $6.5 million for the year ended December 31, 2015. The increase in net income from continuing operations was due primarily to higher operating income and lower debt retirement costs, partially offset by lower other income, as described above.

Net Loss from Discontinued Operations, net of income tax

In December 2016, Mitel entered into a definitive agreement to divest the Mobile business unit and, on February 28, 2017, the sale was completed (as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above). As a result, the operations of the Mobile business unit have been reported on the consolidated statements of operations as discontinued operations. Summarized financial information for the Mobile business unit, up to the date of sale, are shown below, in millions:

	Year ended December 31, 2016	Year ended December 31, 2015 (1)
Operations
Revenues	$186.4	$131.9

Loss from discontinued operations, before taxes	(266.6)	(40.9)
Income tax recovery	14.3	13.7

Net loss from discontinued operations, net of tax	$(252.3)	$(27.2)

(1)	Represents the operations of the Mobile business unit from the date of acquisition of April 29, 2015.

Revenues for the mobile business unit increased from $131.9 million in fiscal 2015 to $186.4 in 2016. A portion of the increase is due to fiscal 2015 including results of operations only from the time of acquisition of the Mobile business unit on April 29, 2015. On a pro-forma basis, including the operations of the Mobile business unit for a full twelve months of operations in 2015, Mobile business unit revenues were $176.2 million. The increase in revenues in 2016 when compared to the pro forma results for 2015 is due primarily to new installations.

For the year ended December 31, 2016, the loss from discontinued operations, before taxes, consists of a loss from operations of $31.9 million, interest expense of $22.0 million, other income of $0.1 million and an impairment of goodwill of $212.8 million, as described under critical accounting policies, below. For the year ended December 31, 2015, the loss from discontinued operations, before taxes, consists of a loss from operations of $26.5 million, interest expense of $14.6 million and other income of $0.2 million.

Interest expense was allocated to discontinued operations based on the approximate $350.0 million of term loan that is expected to be repaid in connection with the sale of the Mobile business unit.

Further information on the divestiture is included in note 4 to the Consolidated Financial Statements.

Net Loss

Our net loss for the year ended December 31, 2016 was $217.3 million compared to a net loss of $20.7 million for the year ended December 31, 2015. The increase in net loss was due to the higher net loss from discontinued operations, which offset higher income from continuing operations, as described above.

Segment income

Enterprise segment income for the year ended December 31, 2016 was $99.9 million compared to $115.2 million for the year ended December 31, 2015. The decrease in Enterprise segment income was due to lower revenues, as described above, which were partially offset by lower SG&A and R&D costs due to restructuring and integration activities.

Cloud segment income for the year ended December 31, 2016 was $8.6 million compared to $2.2 million for the year ended December 31, 2015. The increase in Cloud segment income was due to higher revenues and gross margin percentage, as described above, which were partially offset by higher SG&A costs to support Cloud growth sales initiatives and higher R&D costs due to additional spend on cloud-related projects.

Also included in segment income are unallocated corporate costs. These costs represent costs previously allocated to the Mobile business unit that have not been reclassified to discontinued operations as they are not included in the business unit being sold. The unallocated corporate costs were $11.9 million for the year ended December 31, 2016 compared to $3.5 million for the year ended December 31, 2015. The increase in costs was due to a full year of operations of the Mobile business unit in 2016 as well as a higher allocation of corporate costs in 2016 as certain support functions moved to a corporate shared-services model in 2016.

Our segment income is further described in note 22 to the Consolidated Financial Statements.

Other Comprehensive Income (Loss)

Other comprehensive loss for the year ended December 31, 2016 includes a loss of $22.2 million related to pension liability adjustments and a loss of $1.5 million due to foreign currency translation adjustments. The increase in pension liability and corresponding other comprehensive loss was primarily due to an increase in the projected benefit obligation from a decrease in the discount rates. The discount rate assumption was determined using prevailing rates available on high-quality, fixed income debt instruments in the jurisdiction of each respective plan.

Other comprehensive loss of $21.0 million for the year ended December 31, 2015 was due primarily to foreign currency translation adjustments of $29.1 million as result of significant changes in foreign currency exchange rates during the year, in particular the Euro and the British pound weakening against the U.S. dollar.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $161.6 million for the year ended December 31, 2016 compared to $168.1 million for the year ended December 31, 2015, a decrease of $6.5 million. The decrease was driven by lower Adjusted EBITDA from continuing operations. Adjusted EBITDA from continuing operations was $129.6 million for the year ended December 31, 2016 compared to $149.1 million for the year ended December 31, 2015, a decrease of $19.5 million. The decrease was primarily due to lower sales in our Enterprise segment, as described above. Adjusted EBITDA from discontinued operations was $32.0 million for the year ended December 31, 2016 compared to $19.0 million for the year ended December 31, 2015, an increase of $13.0 million. The increase was due primarily to 2016 including a full year of operations of the Mobile business unit, while 2015 only included the results of operations since the date of acquisition, April 29, 2015, as well as higher revenues, as described above.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, see Item 6, “Selected Financial Data”.

Results of Operations — Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Year Ended December 31,
	2015		2014		Change
	Amounts	% of Revenue	Amounts	% of Revenue	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$1,025.8	100.0%	$1,104.0	100.0%	$(78.2)	(7.1)
Cost of revenues	480.6	46.9%	513.9	46.5%	(33.3)	(6.5)

Gross margin	545.2	53.1%	590.1	53.5%	(44.9)	(7.6)

Selling, general and administrative	331.0	32.3%	344.7	31.2%	(13.7)	(4.0)
Research and development	102.2	10.0%	118.3	10.7%	(16.1)	(13.6)
Special charges and restructuring costs	47.5	4.6%	72.7	6.6%	(25.2)	(34.7)
Amortization of acquisition-related intangible assets	48.2	4.7%	53.4	4.8%	(5.2)	(9.7)

	528.9	51.6%	589.1	53.4%	(60.2)	(10.2)

Operating income	16.3	1.6%	1.0	0.1%	15.3	*
Interest expense	(17.8)	(1.7)%	(21.0)	(1.9)%	3.2	(15.2)
Debt retirement costs	(9.6)	(0.9)%	(16.2)	(1.5)%	6.6	*
Other income	20.7	2.0%	6.0	0.5%	14.7	*
Income tax recovery (expense)	(3.1)	(0.3)%	22.9	2.1%	(26.0)	*

Net income (loss) from continuing operations	6.5	0.6%	$(7.3)	(0.7)%	13.8	*
Net loss from discontinued operations, net of income tax	(27.2)	(2.7)%	—	—	(27.2)	*

Net loss	$(20.7)	(2.0)%	$(7.3)	(0.7)%	$(13.4)	*

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$149.1	14.5%	$166.9	15.1%	$(17.8)	(10.7)
Adjusted EBITDA from discontinued operations	19.0	1.9%	—	—	19.0	*

Adjusted EBITDA	$168.1	16.4%	$166.9	15.1%	$1.2	0.7

Net income (loss) per common share — Basic
Net income (loss) per share from continuing operations	$0.06		$(0.08)
Net loss per share from discontinued operations	$(0.24)		$—
Net loss per common share	$(0.18)		$(0.08)
Net income (loss) per common share — Diluted
Net income (loss) per share from continuing operations	$0.06		$(0.08)
Net loss per share from discontinued operations	$(0.24)		$—
Net loss per common share	$(0.18)		$(0.08)

*	The comparison is not meaningful

Revenues

The following tables set forth revenues by business segment in dollars and as a percentage of total revenues:

	Year ended December 31,
	2015		2014		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Enterprise segment — product	$594.1	57.8%	$708.5	63.7%	$(114.4)	(16.1)
Enterprise segment — recurring	192.2	18.7%	196.2	17.6%	(4.0)	(2.0)
Enterprise segment — service	86.3	8.4%	94.0	8.4%	(7.7)	(8.2)
Cloud segment — product	48.8	4.7%	29.1	2.6%	19.7	67.7
Cloud segment — recurring	104.8	10.2%	84.3	7.6%	20.5	24.3
Cloud segment — service	2.5	0.2%	1.0	0.1%	1.5	*

	1,028.7	100.0%	1,113.1	100.0%	(84.4)	(7.6)

Enterprise segment — purchase accounting adjustments	(2.9)		(9.1)		6.2	*

	$1,025.8		$1,104.0		$(78.2)	(7.1)

*	The comparison is not meaningful.

Our reported results include the operations of Aastra from the date of acquisition of January 31, 2014, as discussed in “Significant Events and Recent Developments — 2014” under the “Overview” section above. For discussion and analysis purposes, results for the year ended December 31, 2014 referred to below include Aastra’s results of operations for the month of January 2014 on a pro-forma basis.

Excluding the effect of purchase accounting, our revenues for the year ended December 31, 2015 were $1,028.7 million, a decrease of $121.4 million or 10.6% when compared to the results for the year ended December 31, 2014, including the January 2014 results of Aastra on a pro-forma basis. The decrease in revenues was largely due to a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the Euro and British pound sterling were weaker against the U.S. dollar by an average of 16.7% and 7.4%, respectively in the year ended December 31, 2015 when compared to the year ended December 31, 2014. We estimate that the change in foreign exchange rates accounted for an absolute 8.6% of the 10.6% decrease in revenues.

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

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Year ended December 31,
	2015		2014		Change
	Gross Margin	% of Segment Revenues	Gross Margin	% of Segment Revenues	Amount	Absolute %
	(in millions, except percentages)
Enterprise segment – product	$329.7	55.5%	$405.9	57.3%	$(76.2)	(1.8)
Enterprise segment – recurring	110.5	57.5%	101.9	51.9%	8.6	5.6
Enterprise segment – service	29.7	34.4%	33.6	35.7%	(3.9)	(1.3)
Cloud segment – product	27.2	55.7%	16.4	56.4%	10.8	(0.7)
Cloud segment – recurring	49.7	47.4%	40.9	48.5%	8.8	(1.1)
Cloud segment – service	1.3	52.0%	0.5	50.0%	0.8	2.0

	548.1	53.3%	599.2	53.8%	(51.1)	(0.5)
Enterprise segment – purchase accounting adjustments	(2.9)	*	(9.1)	*	6.2	*

	$545.2	53.1%	$590.1	53.5%	$(44.9)	(0.4)

*	The comparison is not meaningful.

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

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 32.3% of revenues for the year ended December 31, 2015 compared to 31.2% of revenues for the year ended December 31, 2014, a decrease of $13.7 million in absolute dollars. Our SG&A expenses for the year ended December 31, 2015 included $11.2 million of stock-based compensation expense (year ended December 31, 2014 — $6.1 million). The increase in stock-based compensation was due to the additional expense from restricted stock units granted during the year.

SG&A expenses were $331.0 million, or 32.3% of revenues for the year ended December 31, 2015 compared to $358.4 million, or 31.4% for the year ended December 31, 2014 on a pro-forma basis including the January 2014 results of Aastra. The decrease in SG&A in absolute dollars was primarily due to realized synergies from the integration of Aastra as well as the effect of changes in foreign currency exchange rates due to the stronger U.S dollar in 2015 when compared to 2014.

Research and Development

R&D expenses decreased to 10.0% of revenues for the year ended December 31, 2015 compared to 10.7% of revenues for the year ended December 31, 2014 on an as-reported basis and compared to 10.9% of revenues in the year ended December 31, 2014 on a pro-forma basis including the January 2014 results of Aastra. The decrease in R&D in absolute dollars was primarily due to realized synergies from the integration of Aastra as well as the effect of changes in foreign currency exchange rates due to the stronger U.S dollar in 2015 when compared to 2014.

Special Charges and Restructuring Costs

Special charges and restructuring costs of $47.5 million were recorded in the year ended December 31, 2015. The costs consisted of $16.4 million of employee-related charges, $1.7 million of facility-reduction related charges, $16.9 million of integration-related charges and $12.5 million of acquisition-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 150 people, primarily in North America and Europe. Facility-reduction related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges primarily consist of professional fees and incidental costs relating to integrations. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the acquisition of Mavenir.

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

Amortization of acquisition-related intangible assets

In the year ended December 31, 2015 amortization of acquisition-related intangible assets decreased to $48.2 million compared to $53.4 million for the year ended December 31, 2014. The decrease is due primarily to certain acquired intangible assets from historical acquisitions becoming fully amortized over the last year.

Operating Income

We reported operating income of $16.3 million for the year ended December 31, 2015 compared to operating income of $1.0 million for the year ended December 31, 2014. The higher operating income was primarily due to lower operating expenses, amortization of acquisition-related intangible assets and special charges and restructuring costs, which were partially offset by lower gross margin due to lower sales.

Non-Operating Expenses

Interest Expense

Net proceeds from the sale of the Mobile business unit (as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above) are expected to be used to repay our outstanding term loan. As a result, interest on the estimated net proceeds has been reclassified, along with the operations of the Mobile business unit, to discontinued operations for the years ended December 31, 2016 and 2015.

Interest expense for continuing operations was $17.8 million for the year ended December 31, 2015 compared to $21.0 million for the year ended December 31, 2014. The decrease in interest expense was due to lower debt levels relating to continuing operations due to debt repayments, partially offset by a higher interest rate margin as the result of the refinancing of our credit facilities in April 2015.

Our interest expense for the year ended December 31, 2015 excludes $14.6 million of interest expense relating to discontinued operations, which consists of interest expense on the approximate $350.0 million of term loan that is expected to be repaid in connection with the sale of the Mobile business unit.

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

Debt Retirement and Other Debt Costs

We recorded debt retirement costs of $9.6 million for the year ended December 31, 2015 primarily as a result of the refinancing of our credit agreement in April 2015 as well as prepayments of our credit facilities during 2015. In the first quarter of 2015, we recorded debt retirement and other debt costs of $0.7 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million prepayment of our term loan in February 2015. In the second quarter of 2015, we recorded debt retirement and other debt costs of $8.4 million relating to a write-off of the unamortized debt issue costs and unamortized original issue discount as a result of the repayment of our prior credit facilities in April 2015. In the third quarter of 2015, we recorded debt retirement and other debt costs of $0.5 million for expenses relating to the September 2015 amendment of our April 2015 Credit Facilities as discussed in “Significant Events and Recent Developments — 2015” under the “Overview” section above.

We recorded debt retirement costs of $16.2 million for the year ended December 31, 2014 as a result of the refinancing of our credit agreement in January 2014 as well as prepayments of our then-existing credit facilities during 2014. In the first quarter of 2014, we recorded debt retirement costs of $14.7 million relating to the refinancing of our debt in January 2014. These costs consisted of $10.0 million of unamortized debt issue costs and unamortized original issue discount, $4.2 million of prepayment fees relating to repaying our prior credit facilities and $0.5 million of other costs relating to the refinancing. In the second and third quarters of 2014, we recorded debt retirement costs of $0.8 million and $0.7 million, respectively, relating to write-offs of the pro-rata share of unamortized debt issue costs and original issue discount as a result of two $25.0 million prepayments of our then-existing term loan made in May 2014 and August 2014.

Other Income (Expense)

For the year ended December 31, 2015, we recorded other income of $20.7 million compared to other income of $6.0 million during the year ended December 31, 2014. The other income for the years ended December 31, 2015 and 2014 was primarily due to foreign exchange gains of $18.8 million and $3.9 million, respectively. The $18.8 million foreign exchange gains for the year ended December 31, 2015 related primarily to intercompany balances and were fully offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no net economic effect to the Company.

Income Tax Recovery

We recorded a net tax expense of $3.1 million for the year ended December 31, 2015 compared to a net tax recovery of $22.9 million for the year ended December 31, 2014. The tax recovery for year ended December 31, 2014 was primarily due to research and development tax credits and the tax effect of restructuring charges.

During the years ended December 31, 2015 and December 31, 2014, there was no significant change in our assessment of the likelihood of the Company’s ability to generate future taxable income to realize deferred tax assets in various jurisdictions.

Net Income (Loss) from Continuing Operations

Our net income from continuing operations for the year ended December 31, 2015 was $6.5 million compared to a net loss from continuing operations $7.3 million for the year ended December 31, 2014. The increase in net income from continuing operations was due to higher operating income and higher other income, partially offset by a lower income tax recovery, as described above.

Net Loss from Discontinued Operations, net of income tax

In December 2016, Mitel entered into a definitive agreement to divest the Mobile business unit and, on February 28, 2017, the sale was completed (as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above). The net loss from discontinued operations of $27.2 million in fiscal 2015 consists of the operations of the Mobile business unit from date of acquisition of April 29, 2015.

Net Loss

Our net loss for the year ended December 31, 2015 was $20.7 million compared to $7.3 million for the year ended December 31, 2014. The increase in net loss was due primarily to the loss from discontinued operations.

Segment income

Enterprise segment income for the year ended December 31, 2015 was $115.2 million compared to $131.3 million for the year ended December 31, 2014. The decrease in Enterprise segment income was due to lower revenues, as described above, which were partially offset by lower SG&A and R&D costs due to restructuring and integration activities and changes in foreign exchange rates during the year.

Cloud segment income for the year ended December 31, 2015 was $2.2 million compared to a segment loss of $2.1 million for the year ended December 31, 2014. The increase in Cloud segment income was due to higher revenues, as described above, which was partially offset by higher SG&A costs to support Cloud growth sales initiatives and higher R&D costs due to additional spend on cloud-related projects.

Also included in segment income are unallocated corporate costs. These costs represent costs previously allocated to the Mobile business unit that have not been reclassified to discontinued operations as they are not included in the business unit being sold. The unallocated corporate costs were $3.5 million for the year ended December 31, 2015, which represent the costs allocated to the Mobile business unit from the date of its acquisition, April 29, 2015.

Our segment income is further described in note 22 to the Consolidated Financial Statements.

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

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $168.1 million for the year ended December 31, 2015 compared to $166.9 million for the year ended December 31, 2014, an increase of $1.2 million. The increase was driven primarily by Adjusted EBITDA from discontinued operations. Adjusted EBITDA from discontinued operations was $19.0 million for the year ended December 31, 2015, which consisted of the operations of the Mobile business unit from the date of acquisition, April 29, 2015.

Adjusted EBITDA from continuing operations was $149.1 million for the year ended December 31, 2015 compared to $166.9 million for the year ended December 31, 2014, a decrease of $17.8 million. The decrease was primarily due to lower sales in our Enterprise segment driven by changes in foreign exchange rates, in particular the weakening of the Euro and British pound against the U.S. dollar.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income, see Item 6, “Selected Financial Data”.

Cash Flows — Comparison of the Year Ended December 31, 2016 to Year Ended December 31, 2015

Below is a summary of results of cash flows and a discussion of results for the year ended December 31, 2016 compared to the year ended December 31, 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$99.7	$54.6	$45.1
Investing activities	(17.3)	(362.9)	345.6
Financing activities	(69.0)	292.8	(361.8)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	(4.2)	—

Increase (decrease) in cash and cash equivalents	$9.2	$(19.7)	$28.9

Total cash and cash equivalents, end of year	$100.8	$91.6	$9.2

Cash Provided by Operating Activities

Cash generated from operating activities for the year ended December 31, 2016 was $99.7 million compared with $54.6 million for the year ended December 31, 2015. The higher cash flows from operations was largely due to the year ended December 31, 2015 having unfavorable changes in non-cash assets and liabilities, in particular due to changes in accounts payable and accrued liabilities due to the timing of cash payments.

Cash Used in Investing Activities

Net cash used for investing activities was $17.3 million for the year ended December 31, 2016 compared to net cash used of $362.9 million for the year ended December 31, 2015.

The cash used for investing for the year ended December 31, 2016 consisted of additions to property, plant and equipment.

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

Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2016, net cash used in financing activities was $69.0 million, compared to cash provided by financing activities of $292.8 million for the year ended December 31, 2015.

The use of cash for the year ended December 31, 2016 consisted primarily of repayments of our term loan during the year as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above.

The cash provided by financing activities in the year ended December 31, 2015 consisted primarily of net proceeds from the April 2015 refinancing as discussed in “Significant Events and Recent Developments — 2015” under the “Overview” section above, partially offset by a $25.0 million repayment of our then-existing term loan made in February 2015.

During the year ended December 31, 2016, we drew and subsequently repaid various amounts of up to $21.0 million on our revolving facility. The total of all amounts drawn and subsequently repaid during the year was $83.0 million (years ended December 31, 2015 and 2014 — $21.0 million and nil, respectively).

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $4.2 million for the year ended December 31, 2016 compared to a decrease of $4.2 million for the year ended December 31, 2015.

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

The cash provided by financing activities in the year ended December 31, 2015 consisted primarily of net proceeds from the April 2015 refinancing as discussed in “Significant Events and Recent Developments — 2015” under the “Overview” section above, partially offset by a $25.0 million repayment of our then-existing term loan made in February 2015.

Cash provided by financing for the year ended December 31, 2014 consists primarily of net proceeds from the January 2014 refinancing, partially offset by the $25.0 million prepayment of our term loan made in August 2014 and the $25.0 million prepayment of our term loan made in May 2014. The proceeds from the new credit facility of $353.2 million were partially offset by repayments of the prior credit facilities of $258.5 million as well as fees and costs related to the refinancing of $15.2 million.

Effect of Exchange Rate Changes on Cash

Our overall cash position was also impacted by exchange rate changes during the period, which decreased cash by $4.2 million for the year ended December 31, 2015 compared to a decrease of $7.7 million for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2016, our liquidity consisted primarily of cash and cash equivalents of continuing operations of $97.3 million and an undrawn $50.0 million revolving credit facility. At December 31, 2016, we had $591.6 million outstanding under our term loan and had stated shareholders’ equity of $382.9 million.

We expect to repay approximately $350.0 million of our term loan with proceeds from the sale of the Mobile business unit, (as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above).

Cash and Cash Equivalents

At December 31, 2016 and December 31, 2015, our cash equivalents consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations.

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

We are also required to make annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the April 2015 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required to be paid within 100 days of December 31, 2016. At December 31, 2016, the expected excess cash flow payment was $11.3 million.

We can make prepayments on the term loan without premium or penalty. Voluntary prepayments can be applied against our mandatory quarterly debt repayments.

The April 2015 Credit Facilities have customary default clauses, such that repayment of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the April 2015 Credit Facilities. The cash proceeds from the sale of the Mobile business unit (as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above) are expected to be used to repay amounts outstanding under Mitel’s existing credit facility.

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

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2015 through December 31, 2015	5.25:1.00
March 31, 2016	4.75:1.00
June 30, 2016 through September 30, 2016	4.25:1.00
December 31, 2016 through September 30, 2017	3.25:1.00
December 31, 2017 through September 30, 2018	3.00:1.00
December 31, 2018 through September 30, 2019	2.75:1.00
December 31, 2019 and thereafter	2.50:1.00

The maximum Leverage Ratio, as amended in September 2015, and actual Leverage Ratio are as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
September 30, 2015	5.25	3.87
December 31, 2015	5.25	4.23
March 31, 2016	4.75	3.89
June 30, 2016	4.25	4.10
September 30, 2016	4.25	2.87
December 31, 2016	3.25	2.98

For purposes of calculating the Leverage Ratio, the $60.0 million termination fee received in July 2016 from Polycom (as discussed in “Significant Events and Recent Developments — 2016” under the “Overview” section above) will be included in the calculation of the trailing twelve months Consolidated EBITDA, as specified in the April 2015 Credit Facilities, for the periods ending September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017.

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability increased to $145.5 million at December 31, 2016 from $126.6 million at December 31, 2015 due primarily to a decrease in the discount rate during 2016.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At December 31, 2016, the plan had an unfunded pension liability of $98.7 million (December 31, 2015 — $79.6 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations and is based on a calendar year. In June 2013, the Company’s annual funding requirement to fund the pension deficit for 2014 was determined to be $3.9 million (£3.2 million), and increases at an annual rate of 3% for the calendar years 2015 and 2016. In September 2016, the Company’s annual funding requirement to fund the pension deficit was determined to be $6.7 million (£5.5 million) for the remainder of 2016 (on a pro-rata basis) and for 2017, 2018 and 2019.

We have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At December 31, 2016, a liability of $22.6 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2015 – $22.1 million).

At December 31, 2016, we had unfunded pension liabilities in other jurisdictions, including France and Germany, totaling $24.2 million (December 31, 2015 – $24.9 million). In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2016:

	Payments Due by Fiscal Year
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Long-term debt obligations (1)	$64.6	$30.7	$30.7	$30.7	$30.7	$568.0	$755.4
Capital lease obligations (2)	5.5	3.7	2.4	1.1	—	—	12.7
Operating lease obligations (3)	21.1	16.0	11.8	9.5	5.6	10.9	74.9
Defined benefit plan contributions (4)	6.7	6.7	6.7	—	—	—	20.1
Other	1.8	1.0	—	—	—	—	2.8

Total	$99.7	$58.1	$51.6	$41.3	$36.3	$578.9	$865.9

(1)	Represents the principal and interest payments on our term loan. Interest on our term loan is based on LIBOR plus 4.50% with LIBOR subject to a 1.00% floor. For the purposes of estimating the variable interest, the greater of the average 3-month LIBOR from the last three years (0.4%) and the LIBOR floor (1.00%) has been used. No amounts have been included for potential repayments relating to the annual repayment of excess cash flows after the current year as an estimate is not practicable. Long-term debt principal obligations for 2017 consist of the $22.6 million prepayment made in January 2017 and the estimated excess cash flow payment of $11.3 million due in April 2017. Long-term debt principal obligations for 2017 excludes proceeds of approximately $350.0 million from the sale of the Mobile business unit that are expected to be used to repay debt in the first quarter of 2017.
(2)	Represents the principal and interest payments for capital lease obligations. Interest rates on these obligations range from 5.1% to 7.0%.
(3)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(4)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2019 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Consolidated Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $21.2 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

We have the following significant off-balance sheet arrangements:

Letters of Credit

We had $11.0 million in letters of credit, bank guarantees or similar instruments outstanding as of December 31, 2016 (December 31, 2015 — $10.0 million), of which $4.8 million relate to the discontinued operations of the Mobile business unit.

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

Off-balance Sheet Lease Obligations

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At December 31, 2016, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $38.3 million (December 31, 2015 — $45.7 million).

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

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.7% of the ending aggregate lease portfolio as of December 31, 2016 compared to 4.4% at December 31, 2015. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of December 31, 2016. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of December 31, 2016 and 2015, the provision represented 6.0% and 6.6% of gross receivables, respectively.

Goodwill

We assess goodwill for impairment on an annual basis, or more frequently if circumstances warrant. An impairment charge is recorded if the implied fair value of goodwill of a reporting unit is less than the carrying value of goodwill for that unit. At December 31, 2016, our reporting units were our reported operating segments: Enterprise, Cloud and Mobile.

Our methodology for estimating the fair value of the Enterprise and Cloud reporting units primarily considers estimated future revenues and cash flows for those reporting units along with many other assumptions, as quoted stock market prices are not available for these individual reporting units. Our valuation approach includes a detailed valuation analysis of both the Company as a whole and the reporting units.

In performing the annual goodwill impairment test we considered three generally accepted approaches for valuing a business: the income, market and cost approaches. Based on the nature of our business and the Enterprise and Cloud reporting units’ current and expected financial performance, we determined that the market approach was the most appropriate method for estimating the fair value of these reporting units under the first step of the analysis. For the market approach, we analyzed the valuation indicators that our market capitalization implies, including enterprise value to EBITDA and enterprise value to revenue. Consideration of these factors inherently involves a significant amount of judgment, and significant changes in the underlying assumptions used may result in fluctuations in the value of goodwill that is supported.

We have historically performed our annual goodwill impairment test the first day of our fiscal fourth quarter. The result of our annual impairment tests, performed on October 1, 2016 and 2015, resulted in no impairment charge for our Enterprise and Cloud segments. The fair value of each of these reporting units exceeded its carrying value by a significant margin.

Erosion in capital markets, material reductions in our expected cash flow forecasts, significant reductions in our market capitalization or a significant decline in economic conditions, in addition to changes to the underlying assumptions used in our valuation approach described above, could all lead to future impairment in goodwill.

On December 18, 2016, Mitel entered into a definitive agreement to divest its Mobile business unit and, on February 28, 2017, the sale was completed, as discussed in “Significant Events and Recent Developments — 2015” under the “Overview” section above. Based on the definitive agreement, the fair value of the Mobile business unit was determined to be approximately $375.0 million, consisting of cash proceeds of $350.0 million, fair value of the $35.0 million non-interest bearing promissory note and units acquired of $10.0 million and working capital and other adjustments of approximately $15.0 million.

The fair value of the promissory note was determined using a 10-year term and a discount rate based on management’s estimate of notes of similar risk and as a result is classified as Level 2 in the fair value measurement categories, as described in note 26 to the Consolidated Financial Statements. The determination of the discount rate based on notes of similar risk required management judgment. However, management considered a reasonable range of interest rates and determined that changes within that range did not result in a material change to the fair value of the notes.

The fair value of the units was determined using certain unobservable inputs, including managements estimate of the value of the entity and as a result is classified as Level 3 in the fair value measurement categories, as described in note 26. Management considered a reasonable range for the significant inputs, generally 20% above and 20% below managements estimate, and determined that changes within that range did not result in material changes to the fair value of the units.

As a result of the fair value of consideration to be received being lower than the carrying value of the business unit, the company completed the second step of its goodwill impairment test for the reporting unit. The second step consists of allocating the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. This implied fair value of goodwill was less than the carrying value of goodwill and, as a result, a goodwill impairment charge of $212.8 million was recorded in the fourth quarter of 2016 to reduce the carrying value of goodwill to the implied fair value.

The operations of the Mobile business unit, including the impairment of goodwill, have been reclassified as discontinued operations on the consolidated statements of operations.

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

In the year ended December 31, 2016, we updated our assessment of the realizability of our deferred tax assets. At December 31, 2016, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there continues to be a valuation allowance of $27.3 million (December 31, 2015 — $28.2 million) against deferred tax assets primarily in the United Kingdom and United States.

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

Pension Costs

We operate a defined benefit plans primarily in the U.K. (“U.K. Plan”), France (“France Plan”), Germany (“Germany Plan”) and Switzerland (“Switzerland Plan”).

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

For all of our defined benefit plans, the pension liability and pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, inflation rates, expected return on plan assets and life expectancy of the members. In estimating the discount rates and expected returns, we considered market conditions at the valuation date of December 31, 2016. Material changes in our pension benefit costs may occur in the future as a result of changes to these assumptions or market conditions.

Stock-Based Compensation for Stock options

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award, net of estimated forfeitures, and is recognized over the employees’ requisite service period, which is generally the vesting period. We estimate the volatility of our common shares using the historical volatility of our common shares.

Based on these assumptions, stock-based compensation expense reduced our results of operations by $16.8 million for the year ended December 31, 2016 (year ended December 31, 2015 — $12.8 million). As of December 31, 2016, there was $31.8 million of unrecognized stock-based compensation expense (December 31, 2015 — $34.2 million). We expect these awards to be recognized over a weighted average period of 2.5 years (December 31, 2015 — 3.1 years).

Significant Recent Accounting Pronouncements

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU supersedes most current revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued ASU 2015-14, ASU 2016-08 and ASU 2016-12, which clarified the guidance, provided scope improvements and amended the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted. We expect to adopt these ASUs in the first quarter of 2018.

The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented. We are in the process of completing our initial assessment of the standard, which could impact the timing of revenue recognition and the timing of the recognition of expenses directly related to revenue contracts. We expect to complete our initial assessment in the second quarter of 2017.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASU retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We continue to evaluate the effect the adoption of this ASU but expect the adoption will result in an increase in the assets and liabilities on our consolidated balance sheets for operating leases and will likely have an insignificant impact on our consolidated statements of earnings.

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

Foreign Currency Risk

We are exposed to currency rate fluctuations related primarily to our future net cash flows from operations in Euros, British pounds sterling, Canadian dollars, Swedish krona, Australian dollars, Indian Rupees and Swiss francs. We have used, and may use in the future, foreign currency forward contracts to mitigate the short-term impact of currency fluctuations on certain foreign currency receivables, payables and intercompany balances. These contracts are not entered into for speculative purposes, and are not treated as hedges for accounting purposes. We also have used, and may use in the future, forward contracts to hedge certain probable future cash flows. These forward contracts are not entered into for speculative purposes and, when qualifying, are treated as hedges for accounting purposes.

At December 31, 2016, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for cash flow hedging of $0.2 million. As of December 31, 2016, a 5.0% appreciation in the U.S. dollar would have resulted in an additional unrealized loss of $4.1 million on those foreign currency forward contracts. As at December 31, 2016, a 5.0% depreciation in the U.S. dollar would have resulted in an additional unrealized gain of $4.1 million on those foreign currency forward contracts.

Interest Rate Risk

In accordance with our corporate policy, cash equivalent and short-term investment balances are primarily comprised of high-grade commercial paper and money market instruments with original maturity dates of less than three months. Due to the short-term maturity of these investments, we are not subject to significant interest rate risk with respect to these investments.

We are exposed to interest rate risk on our April 2015 Credit Facilities consisting of a revolving facility and a term loan. The $50.0 million undrawn revolving credit facility bears interest at a rate of LIBOR plus an applicable margin and matures in April 2020. If the entire revolving credit facility were utilized, each 1.0% adverse change in LIBOR would currently result in an additional $0.5 million in interest expense per year. The term loan, with $591.6 million outstanding at December 31, 2016, matures in April 2022 and bears interest at a rate of LIBOR plus an applicable margin, with LIBOR subject to a floor of 1.00%. The impact of each 1.0% adverse change in LIBOR on the first lien term loan, would result in an additional $5.9 million in interest expense per year. However, we would not be affected by adverse changes in interest rates until LIBOR exceeds the 1.00% floor.

In addition, our defined benefit pension plans are exposed to changes in interest rate risk through their investment in bonds and the discount rate assumption. The interest rates on our obligations under capital leases are fixed and therefore not subject to interest rate risk.

Credit Risk

Our financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, other receivables, sales-type lease receivables as well as assets held by our defined benefit pension plans. In addition, we are exposed to credit risk through our recourse obligations on sold sales-type leases. Cash equivalents are invested in government and commercial paper with investment grade credit rating. We are exposed to normal credit risk from customers. In our Enterprise and Cloud segments, we have a large number of diverse customers to minimize concentrations of credit risk and no customer represented greater than 10% of our accounts receivable or revenues.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the accompanying consolidated balance sheets of Mitel Networks Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years ended December 31, 2016, 2015 and 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mitel Networks Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte

Chartered Professional Accountants

Licensed Public Accountants

Ottawa, Canada

March 1, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mitel Networks Corporation

We have audited the internal control over financial reporting of Mitel Networks Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte

Chartered Professional Accountants

Licensed Public Accountants

Ottawa, Canada

March 1, 2017

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$97.3	$82.2
Accounts receivable (net of allowance for doubtful accounts of $11.8 and $14.7, respectively)	186.3	209.3
Sales-type lease receivables (net) (note 5)	5.8	12.6
Inventories (net) (note 6)	74.9	87.1
Other current assets (note 7)	57.7	44.2
Assets of component held for sale, current (note 4)	121.3	117.1

	543.3	552.5
Non-current portion of sales-type lease receivables (net) (note 5)	6.7	17.0
Deferred tax asset (note 23)	185.2	173.4
Property and equipment (net) (note 8)	39.1	43.9
Identifiable intangible assets (net) (note 9)	100.4	134.2
Goodwill (note 10)	346.3	346.3
Other non-current assets	7.9	7.7
Assets of component held for sale, non-current (note 4)	332.5	581.6

	$1,561.4	$1,856.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 11)	$200.6	$200.7
Current portion of deferred revenue	88.0	90.3
Current portion of long-term debt (note 13)	38.9	11.7
Liabilities of component held for sale, current (note 4)	58.3	70.7

	385.8	373.4
Long-term debt (note 13)	547.1	633.6
Long-term portion of deferred revenue	39.4	38.0
Deferred tax liability (note 23)	10.0	16.4
Pension liability (note 24)	145.5	126.6
Other non-current liabilities	25.9	28.3
Liabilities of component held for sale, non-current (note 4)	24.8	35.4

	1,178.5	1,251.7

Commitments, guarantees and contingencies (notes 14 and 15)
Shareholders’ equity:
Common shares, without par value — unlimited shares authorized; issued and outstanding: 122.0 and 120.8, respectively (note 16)	1,425.1	1,414.2
Warrants (note 18)	39.1	39.1
Additional paid-in capital	57.1	49.0
Accumulated deficit	(946.7)	(729.4)
Accumulated other comprehensive loss	(191.7)	(168.0)

	382.9	604.9

	$1,561.4	$1,856.6

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues	$987.6	$1,025.8	$1,104.0
Cost of revenues	455.6	480.6	513.9

Gross margin	532.0	545.2	590.1

Expenses (income):
Selling, general and administrative	339.8	331.0	344.7
Research and development	96.5	102.2	118.3
Special charges and restructuring costs (note 20)	70.8	47.5	72.7
Amortization of acquisition-related intangible assets	35.1	48.2	53.4
Income from termination fee received (note 28)	(60.0)	—	—

	482.2	528.9	589.1

Operating income	49.8	16.3	1.0
Interest expense	(16.8)	(17.8)	(21.0)
Debt retirement and other debt costs (note 13)	(2.1)	(9.6)	(16.2)
Other income, net (note 27)	2.8	20.7	6.0

Income (loss) from continuing operations, before income taxes	33.7	9.6	(30.2)
Current income tax recovery (expense) (note 23)	(15.7)	(15.6)	(7.7)
Deferred income tax recovery (expense) (note 23)	17.0	12.5	30.6

Net income (loss) from continuing operations	35.0	6.5	(7.3)
Net loss from discontinued operations, net of income tax (note 4)	(252.3)	(27.2)	—

Net loss	$(217.3)	$(20.7)	$(7.3)

Net income (loss) per common share — Basic:
Net income (loss) per share from continuing operations	$0.29	$0.06	$(0.08)
Net loss per share from discontinued operations	$(2.08)	$(0.24)	—
Net loss per share	$(1.79)	$(0.18)	$(0.08)
Net income (loss) per common share — Diluted:
Net income (loss) per share from continuing operations	$0.28	$0.06	$(0.08)
Net loss per share from discontinued operations	$(2.01)	$(0.24)	—
Net loss per share	$(1.73)	$(0.18)	$(0.08)
Weighted-average number of common shares outstanding (note 19):
Basic	121.5	113.7	95.6
Diluted	125.5	118.0	95.6

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net loss	$(217.3)	$(20.7)	$(7.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.5)	(29.1)	(13.5)
Pension liability adjustments, net of tax of $4.7, $4.4 and $2.2, respectively (note 24)	(22.2)	8.1	(53.9)

	(23.7)	(21.0)	(67.4)

Comprehensive loss	$(241.0)	$(41.7)	$(74.7)

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

	Common Shares					Accumulated
	Number	Amount	Warrants	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013, as previously reported	54.4	$814.9	$39.1	$35.3	$(691.3)	$(79.6)	$118.4

Prior-period adjustment (note 1)	—	—	—	—	(10.1)	—	(10.1)
Balance at December 31, 2013, as revised	54.4	$814.9	$39.1	$35.3	$(701.4)	$(79.6)	$108.3

Comprehensive loss	—	—	—	—	(7.3)	(67.4)	(74.7)
Exercise of stock options	1.5	10.1	—	(3.4)	—	—	6.7
Stock-based compensation	—	—	—	6.1	—	—	6.1
Issuance of shares (note 3)	44.2	391.3	—	—	—	—	391.3

Balance at December 31, 2014	100.1	$1,216.3	$39.1	$38.0	$(708.7)	$(147.0)	$437.7

Comprehensive loss	—	—	—	—	(20.7)	(21.0)	(41.7)
Exercise of stock options and vesting of restricted stock units	1.0	8.7	—	(4.6)	—	—	4.1
Stock-based compensation	—	—	—	12.8	—	—	12.8
Issuance of shares (note 3)	19.7	189.2	—	—	—	—	189.2
Stock options issued as consideration for the acquisition of Mavenir (note 3)	—	—	—	2.8	—	—	2.8

Balance at December 31, 2015	120.8	$1,414.2	$39.1	$49.0	$(729.4)	$(168.0)	$604.9
Comprehensive loss	—	—	—	—	(217.3)	(23.7)	(241.0)
Exercise of stock options and vesting of restricted stock units	1.2	10.9	—	(8.7)	—	—	2.2
Stock-based compensation	—	—	—	16.8	—	—	16.8

Balance at December 31, 2016	122.0	$1,425.1	$39.1	$57.1	$(946.7)	$(191.7)	$382.9

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
CASH PROVIDED BY (USED IN)
Operating activities:
Net loss	$(217.3)	$(20.7)	$(7.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	100.7	99.1	75.9
Stock-based compensation	16.8	12.8	6.1
Deferred income tax recovery	(27.3)	(24.0)	(30.6)
Goodwill impairment (note 4)	212.8	—	—
Non-cash portion of debt retirement and other debt costs	2.1	9.6	15.7
Non-cash movements in provisions	8.2	2.7	(2.0)
Change in non-cash operating assets and liabilities, net (note 21)	3.7	(24.9)	14.7

Net cash provided by operating activities	99.7	54.6	72.5

Investing activities:
Additions to property, equipment and intangible assets	(17.3)	(16.2)	(13.5)
Acquisitions, net of cash acquired (note 3)	—	(346.7)	(8.2)

Net cash used in investing activities	(17.3)	(362.9)	(21.7)

Financing activities:
Proceeds from issuance of long-term debt (note 13)	—	653.4	353.2
Repayment of senior credit facilities (note 13)	(65.1)	(307.4)	(309.4)
Repayment of acquired long-term debt (note 3)	—	(30.4)	—
Borrowings under the revolving credit facility	83.0	21.0	—
Repayments of the revolving credit facility	(83.0)	(21.0)	—
Prepayment fees related to repayment of senior credit facilities (note 13)	—	—	(4.2)
Payment of deferred financing costs and other debt costs (note 13)	—	(19.6)	(11.0)
Repayment of capital lease liabilities and other long-term debt	(6.1)	(7.3)	(7.3)
Proceeds from issuance of common shares from option exercises	2.2	4.1	6.7

Net cash provided by (used in) financing activities	(69.0)	292.8	28.0

Effect of exchange rate changes on cash and cash equivalents	(4.2)	(4.2)	(7.7)

Increase (decrease) in cash and cash equivalents	9.2	(19.7)	71.1
Total cash and cash equivalents, beginning of year	91.6	111.3	40.2

Total cash and cash equivalents, end of year	100.8	91.6	111.3
Less: cash and cash equivalents classified as assets of component held for sale, end of year	3.5	9.4	—

Cash and cash equivalents of continuing operations, end of year	$97.3	$82.2	$111.3

(Note 21 contains supplemental cash flow information)

(The accompanying notes are an integral part of these Consolidated Financial Statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in U.S. dollars, millions, except per share amounts)

1. BACKGROUND AND NATURE OF OPERATIONS

Mitel Networks Corporation (“Mitel” or the “Company”) is a global provider of enterprise and cloud collaboration software and services. Through direct and indirect channels as well as strategic technology partnerships, the Company serves customers in the United States and the rest of North and South America (collectively, the “Americas”), Europe, Middle East and Africa (collectively, “EMEA”) and Asia-Pacific regions.

Divestiture of the Mobile business unit

On December 18, 2016, Mitel entered into a definitive agreement to divest the Mobile business unit, as described in note 4. The transaction closed on February 28, 2017. As a result, the results of operations of the Mobile business unit have been reclassified as discontinued operations on the consolidated statements of operations and the assets and liabilities of the Mobile business unit have been reclassified as assets and liabilities held for sale on the consolidated balance sheets.

Prior-period adjustment

Opening accumulated deficit at January 1, 2014 has been increased by $10.1, net of income tax effect of $1.0, to retrospectively correct balance sheet amounts with respect to an immaterial noncash error related to the cumulative accrual of unbilled revenue that was overstated at that date in accounts receivable. This error was the result of an overstatement of revenue in the fiscal periods 2009 to 2013 and was not material to any of the fiscal periods affected. The Company discovered the error in the fourth quarter of 2016. As a result of this correction, the previously reported balance sheet at December 31, 2015 has been adjusted such that accounts receivable, income tax receivable and accumulated deficit have been reduced by $11.1, increased by $1.0 and increased by $10.1, respectively.

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

Estimates and assumptions are used for, but not limited to, the determination of the fair values of assets and liabilities acquired through acquisitions, the fair value of investments, allowance for doubtful accounts, inventory allowances, goodwill impairment assessments, estimated useful lives of property, equipment and intangible assets, accruals, lease recourse liability, warranty costs, sales returns, pension liability, contingencies, special charges and restructuring costs, income taxes, the valuation of stock options and estimated selling prices for certain elements in multiple-element arrangements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined. Actual results and outcomes could differ from these estimates.

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

Monetary assets and liabilities denominated in currencies foreign to the functional currency of each entity are translated into the functional currency using exchange rates in effect at the balance sheet date. All non-monetary assets and liabilities are translated at the exchange rates prevailing at the date the assets were acquired or the liabilities incurred. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses resulting from the translation of these accounts are included in the determination of net income for the period. For the year ended December 31, 2016, the Company recorded a foreign exchange gain of $1.9 (years ended December 31, 2015 and 2014 — gain of $18.8 and $3.9, respectively), which is included in other income (expense) on the consolidated statement of operations. The foreign exchange gain for the year ended December 31, 2015 related primarily to intercompany balances and was offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no significant net economic effect to the Company.

e) Revenue Recognition

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

The operations of the Mobile segment are presented as discontinued operations, as described in note 4. The Mobile segment generates revenues primarily from the sale of networking solutions to wireless communication service providers (or carriers). A networking solution generally consists of software licenses for a fixed number of subscribers, implementation services and an initial period of post-contract support. Networking solutions may also include standard hardware, such as servers. After the initial implementation of a networking solution, the Company may sell additional software licenses (“Capacity Licenses”), which may include additional hardware to support the Capacity Licenses, and additional periods of post-contract support.

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

Mobile segment revenue (reclassified as discontinued operations, see note 4)

Networking solutions

The implementation of a networking solution generally requires significant customization and integration into the customer’s network and often takes over six months to complete. The Company accounts for these networking solutions under industry-specific software guidance. Under this guidance, software licenses, implementation services and when applicable, hardware, are considered a single contract deliverable and revenue is recognized in accordance with contract accounting guidance. Where VSOE of fair value of post-contract support is available, post-contract support is considered a separate element and is recognized ratably over the support period. A portion of the consideration is allocated to post-contract support based on the VSOE of fair value, while the residual amount is allocated to the other contract deliverable. If VSOE of fair value for post-contract support is not available, the entire arrangement is allocated ratably over the period of post-contract support.

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

f) Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments that have terms to maturity of three months or less at the time of acquisition, and generally consist of cash on hand and investment-grade marketable securities. Cash equivalents are carried at amortized cost, which approximates their fair value. At December 31, 2016, the Company had cash of $96.2 (December 31, 2015 — $81.1) and cash equivalents of $1.1 (December 31, 2015 — $1.1). In addition, cash and cash equivalents of $3.5 relating to our Mobile segment (note 4) are included in assets held for sale (December 31, 2015 — $9.4).

g) Restricted Cash

Restricted cash represents cash provided to support letters of credit outstanding and to support certain of the Company’s credit facilities. Restricted cash is presented within other current assets on the consolidated balance sheets.

h) Allowance for Doubtful Accounts

The allowance for doubtful accounts represents the Company’s best estimate of probable losses that may result from the inability of its customers to make required payments. Additional provisions or allowances for doubtful accounts are recorded for sales-type leases, discussed in part (e) of this note under Enterprise segment revenue — Sales-type leases. Reserves are established and maintained against estimated losses based upon historical loss experience, past due accounts, and specific account analysis. The Company regularly reviews the level of allowances for doubtful accounts and adjusts the level of allowances as needed. Consideration is given to accounts past due as well as other risks in the current portion of the accounts.

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

In December 2016, the fair value of the Mobile reporting unit was determined based on a definitive agreement to divest the business. As a result of the fair value being below the unit’s carrying value, including goodwill, an impairment of goodwill was recorded. The transaction and the impairment of goodwill is further described in note 4.

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

n) Research and Development

Research costs are charged to expense in the periods in which they are incurred. Software development costs are deferred and amortized when technological feasibility has been established, or otherwise are expensed as incurred. The Company has not deferred any software development costs during the years ended December 31, 2016, 2015 and 2014.

o) Defined Benefit Pension Plan

Pension expense under defined benefit pension plans are actuarially determined using the projected benefit method, and management’s best estimate assumptions. Pension plan assets are valued at fair value. The excess of any cumulative net actuarial gain (loss) over ten percent of the greater of the benefit obligation and the fair value of plan assets is amortized over the average remaining service life of its members, or in the case where the plan no longer grants service, over the life expectancy of its members. The under-funded status of the defined benefit pension plans is recognized as a liability on the consolidated balance sheets, with an offsetting adjustment made to accumulated other comprehensive income. The Company measures its plan assets and obligations at the year-end balance sheet date.

The discount rate assumption used reflects prevailing rates available on high-quality, fixed-income debt instruments. The assumption for long-term rate of return is based on the yield available on long-dated government and corporate bonds at the measurement date with an allowance for outperformance based on historical returns of each asset class.

p) Stock-Based Compensation

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

s) Advertising Costs

The cost of advertising is expensed as incurred, except for cooperative advertising obligations, which are expensed at the time the related sales are recognized and the advertising credits are earned. Cooperative advertising obligations are recorded as a reduction to revenue when the co-operative advertising obligation is estimated to be used for Mitel product or services and are recorded as selling, general and administrative expenses when the co-operative advertising obligation is estimated to be used for co-operative advertising of Mitel products and services. Advertising costs are recorded in selling, general and administrative expenses. For the year ended December 31, 2016, the Company incurred $9.1 in advertising costs (years ended December 31, 2015 and 2014 — $10.1 and $13.2, respectively), of which $5.3 related to cooperative advertising expenses (years ended December 31, 2015 and 2014 — $5.4 and $7.6, respectively).

t) Product Warranties

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

u) Special Charges and Restructuring Costs

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

v) Recently Issued Accounting Pronouncements Not Yet Effective

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU supersedes most current revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued ASU 2015-14, ASU 2016-08 and ASU 2016-12, which clarified the guidance, provided scope improvements and amended the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted. The Company expects to adopt these ASUs in the first quarter of 2018.

The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company is in the process of completing its initial assessment of the standard, which could impact the timing of revenue recognition and the timing of the recognition of expenses directly related to revenue contracts. The company expects to complete its initial assessment in the second quarter of 2017.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASU retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company continues to evaluate the effect the adoption of this ASU but expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases and will likely have an insignificant impact on the consolidated statements of earnings.

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

Simplifying the test for goodwill impairment

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment” to simplify how an entity is required to test for goodwill impairment. As a result, an entity will perform its goodwill impairment test by comparing the carrying value of a reporting unit against the fair value and will record an impairment for the amount that the carrying value of a reporting unit exceeds the fair value. The ASU is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted on January 1, 2017. The Company expects to adopt this ASU on January 1, 2017.

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

Mavenir’s results of operations were initially recorded in the Mobile segment from the date of acquisition. In December 2016, the Company entered into a definitive agreement to sell the Mobile segment, as described in note 4. As a result, the results of operations of the Mobile segment since the date of acquisition have been reclassified as discontinued operations on the consolidated statements of operations and the assets and liabilities of the Mobile segment have been reclassified as assets and liabilities held for sale on the consolidated balance sheets.

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The purchase price and allocation of the purchase price is as follows:

April 29, 2015
Net assets:
Cash and cash equivalents	$10.1
Accounts receivable(1)	35.1
Inventories(2)	7.3
Other current assets	38.2
Property and equipment	9.0
Intangible assets – customer relationships(3)(6)	109.7
Intangible assets – developed technology(4)(6)	172.9
Goodwill(5)(6)	312.3
Other non-current assets	3.8
Accounts payable and accrued liabilities	(60.5)
Deferred revenue, current	(20.0)
Current portion of long-term debt(7)	(27.2)
Deferred revenue, non-current	(0.3)
Deferred tax liability	(37.3)
Other non-current liabilities	(7.8)

Net assets acquired	$545.3

Consideration given:
Cash paid to Mavenir shareholders	$325.2
Cash paid to Mavenir optionholders(8)	28.1
Value of Mitel common shares issued to Mavenir shareholders(9)	189.2
Value of Mitel options relating to past service issued to Mavenir optionholders(10)	2.8

Total consideration given	$545.3

(1)	Fair value of accounts receivable consists of gross contractual amounts receivable of $36.3, less best estimate of amounts not expected to be collected of $1.2.
(2)	Fair value of inventory consists of inventory with a historical cost of $8.5 less a historical provision of $1.2.
(3)	Intangible assets – customer relationships are expected to be amortized over the estimated useful life of the asset of 7 years.
(4)	Intangible assets – developed technology is expected to be amortized over the estimated useful life of the asset of 7 years.
(5)	Goodwill is allocated to the Mobile segment.
(6)	Neither the goodwill nor the intangible assets are deductible for tax purposes.
(7)	Long-term debt of Mavenir was repaid at closing.
(8)	Cash paid to Mavenir optionholders for vested, in-the-money options.
(9)	Fair value of the 19.7 million Mitel common shares issued to Mavenir shareholders valued at $189.2 based on the closing price of a Mitel common share on the NASDAQ stock market on April 28, 2015.
(10)	In exchange for all unvested in-the-money Mavenir stock options and all vested and unvested out-of-the-money Mavenir stock options, Mitel issued 2.5 million Mitel stock options with economically similar terms. Using a Black-Scholes valuation with assumptions consistent with grants made in the normal course as described in note 16, the fair value of the 2.5 million stock options totaled $13.0. Based on the vesting period of the original Mavenir stock options, $2.8 was determined to relate to past service and is considered part of the total consideration. The remaining amount is being recorded as stock-based compensation expense by Mitel based on the vesting period.

b) Tiger TMS – June 2015

On June 1, 2015, Mitel acquired all of the outstanding equity of Tiger TMS (“Tiger”), a global provider of software, cloud and applications-based solutions for the hospitality industry. Tiger recorded revenues of approximately $10.0 for the year ended December 31, 2014, which were primarily generated in Europe, the Middle East and the United States. Total consideration for the acquisition is estimated to be $6.6, consisting of $1.8 of cash paid on June 1, 2015, $3.0 paid in October 2015, $1.4 paid in January 2017 and an estimate of contingent consideration of $0.4. In addition, Mitel repaid $3.2 of long-term debt of Tiger at closing. Tiger’s results of operations are included in the consolidated statements of operations from the date of acquisition, June 1, 2015 and are included in the Enterprise segment.

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

d) Oaisys — March 2014

On March 4, 2014, Mitel completed the acquisition of Oaisys, a developer of integrated call recording and quality management solutions, with annual revenues of approximately $8.0 for the year ended December 31, 2013. Mitel paid $7.9 for a 100% equity ownership of Oaisys. Oaisys’ results of operations are included in the consolidated statements of operations from the date of acquisition.

4. DISCONTINUED OPERATIONS

On December 18, 2016, Mitel entered into a definitive agreement to divest its Mobile business unit to the parent company of Xura, Inc. (“Xura”) for approximately $350.0 in cash, a $35.0 non-interest bearing promissory note and an equity interest in Sierra Private Investments L.P. (“Sierra”), the limited partnership that will own both Xura and the Mobile business unit (“Combined Company”). The transaction closed on February 28, 2017. The cash portion of the purchase price is subject to adjustments for closing working capital, indebtedness and net advances to the business unit between December 31, 2016 and the closing of the transaction. The $35.0 non-interest bearing note is repayable at the earlier of a re-financing or replacement in full of Sierra’s existing credit facility, and 10 years from the date of closing. The equity interest in Sierra is represented by units that have a right to participate in future distributions of Sierra, on a pro rata basis with other equity holders of Sierra, but that right to participate is only effective after substantially all other equity holders of Sierra have received distributions equivalent to an 8.5% internal rate of return on their invested capital and is subject to a cap on distributions of $125.0. Mitel does not have significant participatory rights and will not have significant influence over the Combined Company.

The disposal of the Mobile business unit is considered a strategic shift away from the sale of software-based network solutions for mobile carriers. As a result, the operations of the Mobile business unit have been reclassified as discontinued operations on the consolidated statements of operations and the assets and liabilities of the Mobile business unit have been reclassified as assets and liabilities held for sale on the consolidated balance sheets.

Assets and liabilities held for sale for the Mobile business unit are as follows:

	December 31, 2016	December 31, 2015
Assets of component held for sale, current:
Cash and cash equivalents	$3.5	$9.4
Accounts receivable	83.2	69.8
Inventories	7.1	5.7
Other current assets	27.5	32.2

	$121.3	$117.1

Assets of component held for sale, non-current:
Property and equipment (net)	13.8	10.8
Identifiable intangible assets (net)	215.3	255.7
Goodwill	99.5	312.3
Other non-current assets	3.9	2.8

	$332.5	$581.6

Liabilities of component held for sale, current:
Accounts payable and accrued liabilities	$43.3	$48.7
Current portion of deferred revenue	14.6	22.0
Current portion of long-term debt – capital leases	0.4	—

	$58.3	$70.7

Liabilities of component held for sale, non-current:
Long-term debt – capital leases	0.9	—
Long-term portion of deferred revenue	1.7	2.1
Deferred tax liability	14.3	25.8
Other non-current liabilities	7.9	7.5

	$24.8	$35.4

Summarized results of operations for the Mobile business unit are as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015(1)
Revenues	$186.4	$131.9
Cost of revenues	(81.8)	(63.2)
Selling, general and administrative expenses and	(34.5)	(32.0)
Research and development expenses	(48.4)	(29.2)
Special charges and restructuring costs	(13.2)	(7.1)
Amortization of acquisition-related intangible assets	(40.4)	(26.9)
Interest expense(2)	(22.0)	(14.6)
Goodwill impairment	(212.8)	—
Other income	0.1	0.2

Loss from discontinued operations, before income taxes	(266.6)	(40.9)
Income tax recovery	14.3	13.7

Net loss from discontinued operations, net of income tax	(252.3)	(27.2)

(1)	Operating results for the year ended December 31, 2015 consist of the operations from the date of acquisition, April 29, 2015.
(2)	Interest expense allocated to discontinued operations consists of the pro-rata allocation of interest expense on long-term debt that is expected to be repaid from the net proceeds of the sale of the Mobile business unit.

For the year ended December 31, 2016 the loss from discontinued operations includes amortization and depreciation of $46.3 and stock based compensation of $3.1 (year ended December 31, 2015 — $29.8 and $1.6, respectively). The Mobile business unit incurred capital expenditures of $6.0 for the year ended December 31, 2016 (year ended December 31, 2015 — $4.4). No other significant investing or financing cash flow items were recorded relating to the operations of the Mobile business unit since its acquisition on April 29, 2015.

Fair value of the business unit and goodwill impairment

At December 31, 2016, based on the definitive agreement, the fair value of the Mobile business unit was determined to be approximately $375.0, consisting of cash proceeds of $350.0, fair value of the $35.0 non-interest bearing promissory note and units acquired of $10.0 and working capital and other adjustments of approximately $15.0. The fair value of the promissory note was determined using a 10-year term and a discount rate based on management’s estimate of notes of similar risk and as a result is classified as Level 2 in the fair value measurement categories, as described in note 26. The fair value of the units was determined using certain unobservable inputs, including management’s estimate of the value of the combined entity and as a result is classified as Level 3 in the fair value measurement categories, as described in note 26.

As a result of the fair value of the business unit being lower than the carrying value of the business unit, the company completed the second step of its goodwill impairment test for the reporting unit. The second step consists of allocating the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. This implied fair value of goodwill was less than the carrying value of goodwill and, as a result, a goodwill impairment charge was recorded in the fourth quarter of 2016 to reduce the carrying value of goodwill to the implied fair value. After recording the goodwill impairment charge, the Mobile business unit’s carrying value is equal to its fair value less costs to sell.

Transition services agreement

In connection with the divestiture, Mitel has agreed to provide transition services to the buyer on a cost-recovery basis for a period of six months, with a further six-month extension available at the buyer’s option. The transition services consist primarily of support services relating to information technology, human resource and finance. Both the cost and recovery are not expected to be material.

Representations, warranties and indemnifications

The Company has provided the buyer with certain representations, warranties and indemnifications relating to the operations of the Mobile business unit, in particular relating to income taxes and sales taxes. As a result, the Company expects to retain a liability for certain tax liabilities and uncertain tax positions relating to the Mobile business unit. The Company does not expect the amounts to be material to the Consolidated Financial Statements.

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

	December 31, 2016				December 31, 2015
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$4.7	$(1.0)		$3.7	$5.6	$(0.9)		$4.7
Current portion of investment in sales-type leases	6.0	(0.2)		5.8	13.0	(0.4)		12.6
Non-current portion of investment in sales-type leases	6.9	(0.2)		6.7	17.5	(0.5)		17.0

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	17.6	(1.4)		16.2	36.1	(1.8)		34.3
Sold rental payments remaining unbilled	39.6	(1.3	)(1)	38.3	47.6	(1.9	)(1)	45.7

Total of sales-type leases unsold and sold	$57.2	$(2.7)		$54.5	$83.7	$(3.7)		$80.0

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the year ended December 31, 2016, the Company sold $29.2 of rental payments and recorded gains on sale of those rental payments of $2.4 (years ended December 31, 2015 and 2014 – sold $16.1 and $17.0, respectively and recorded gains of $2.6 and $2.9, respectively). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included on the consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

At December 31, 2016, future minimum lease payments related to the sold rental streams remaining unbilled are: 2017 — $17.3, 2018 — $11.7, 2019 — $6.8, 2020 — $3.2 and 2021 — $0.6.

At December 31, 2016, future minimum lease receipts due from customers related to the lease portfolio included in the December 31, 2016 consolidated balance sheet are: 2017 — $5.7, 2018 — $2.8, 2019 — $1.7, 2020 — $1.1 and 2021 — $0.9.

Financing Receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of December 31, 2016

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.0	$1.7	$1.0	$2.7	$4.7
Investment in sold and unsold sales-type lease receivables	43.5	8.9	0.1	9.0	52.5

Total gross sales-type leases	45.5	10.6	1.1	11.7	57.2
Allowance	(1.1)	(0.8)	(0.8)	(1.6)	(2.7)

Total net sales-type leases	$44.4	$9.8	$0.3	$10.1	$54.5

Aging Analysis as of December 31, 2015

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$3.1	$1.6	$0.9	$2.5	$5.6
Investment in sold and unsold sales-type lease receivables	67.6	10.2	0.3	10.5	78.1

Total gross sales-type leases	70.7	11.8	1.2	13.0	83.7
Allowance	(1.5)	(1.1)	(1.1)	(2.2)	(3.7)

Total net sales-type leases	$69.2	$10.7	$0.1	$10.8	$80.0

Allowance for Credit Losses

The Company’s allowance for credit losses is based on management’s assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment including a detailed analysis of the aging of the lease receivables and the current credit worthiness of customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the estimate of the recoverability of amounts due could be adversely affected. The Company reviews in detail the allowance for credit losses at each reporting period and adjusts the allowance estimate to reflect actual portfolio performance and any changes in future portfolio performance expectations.

The following table shows the activity of the allowance for credit losses on sales-type leases during the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Allowance for credit losses on sales-type leases, opening	$(3.7)	$(4.3)
Write-offs	0.8	0.6
Recoveries	0.2	—
Provision	—	—

Allowance for credit losses on sales-type leases, closing	$(2.7)	$(3.7)

Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$3.2	$4.2
Allowance against sales-type leases individually evaluated for impairment	(1.4)	(1.9)

Sales-type leases individually evaluated for impairment, net	$1.8	$2.3

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$54.0	$79.5
Allowance against sales-type leases collectively evaluated for impairment	(1.3)	(1.8)

Sales-type leases collectively evaluated for impairment, net	$52.7	$77.7

6. INVENTORIES

	December 31, 2016	December 31, 2015
Raw materials	$7.3	$5.9
Finished goods(1)	69.7	81.1
Service inventory	6.4	6.4
Less: provision for excess and obsolete inventory(1)	(8.5)	(6.3)

	$74.9	$87.1

(1)	At December 31, 2016, finished goods are recorded net of approximately $11.5 of historical inventory provision, remaining primarily from the acquisition of Aastra, as discussed in note 3 (December 31, 2015 — $17.0). This amount will decrease as the related inventory acquired is sold or written off.

7. OTHER CURRENT ASSETS

	December 31, 2016	December 31, 2015
Prepaid expenses and deferred charges	$26.0	$20.9
Unbilled receivables	5.3	4.2
Due from related parties (note 12)	0.3	0.5
Income tax receivable	10.5	9.5
Other receivables	14.7	8.9
Restricted cash	0.9	0.2

	$57.7	$44.2

8. PROPERTY AND EQUIPMENT

	December 31, 2016			December 31, 2015
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Property and Equipment	$163.0	$(123.9)	$39.1	$150.2	$(106.3)	$43.9

Depreciation expense on property and equipment recorded in the year ended December 31, 2016 amounted to $17.5 (years ended December 31, 2015 and 2014 — $19.3 and $20.5, respectively).

As of December 31, 2016, equipment included leased assets with cost of $24.5 (December 31, 2015 —$21.7) and net book value of approximately $11.7 (December 31, 2015 — $10.6).

9. IDENTIFIABLE INTANGIBLE ASSETS

	December 31, 2016			December 31, 2015
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$169.9	$(87.3)	$82.6	$169.9	$(57.6)	$112.3
Customer relationships	17.2	(6.6)	10.6	17.2	(4.1)	13.1
Patents, trademarks and other	34.6	(27.4)	7.2	32.1	(23.3)	8.8

	$221.7	$(121.3)	$100.4	$219.2	$(85.0)	$134.2

The cost amounts for customer relationships and developed technology represent the fair value of intangible assets upon acquisition. The assets are being amortized on a straight-line basis over their estimated useful lives of four to seven years. Patents, trademarks and other consists primarily of the cost to register and defend patents and are primarily amortized on a straight-line basis over their estimated useful lives of four to five years.

Amortization of identifiable intangible assets in the year ended December 31, 2016 was $36.9 (years ended December 31, 2015 and 2014 — $50.0 and $55.4, respectively). The estimated amortization expense, related to intangible assets in existence as of December 31, 2016, over the next five fiscal years is as follows: 2017 — $34.3, 2018 — $29.8, 2019 — $29.0, 2020 — $5.4 and 2021 — $1.0.

10. GOODWILL

The following table shows the activity relating to goodwill for the last three years:

Goodwill, December 31, 2013	$147.3
Acquisition of Aastra (note 3)	187.5
Acquisition of Oaisys (note 3)	5.5

Goodwill, December 31, 2014	$340.3
Acquisition of Tiger (note 3)	6.0

Goodwill, December 31, 2015 and 2016	$346.3

In addition, goodwill relating to the Mobile segment is included in assets held for sale, as described in note 4.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2016	December 31, 2015
Trade payables	$45.5	$53.3
Employee-related payables	39.6	40.1
Accrued liabilities	75.5	63.4
Restructuring, warranty and other provisions	18.9	25.6
Due to related parties (note 12)	0.8	0.8
Other payables	20.3	17.5

	$200.6	$200.7

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

Leased Properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. For the year ended December 31, 2016, Mitel recorded lease payments for base rent and operating costs of $4.6 (years ended December 31, 2015 and 2014 — $4.3 and $5.0, respectively). The current lease expires on April 30, 2021.

Other

Other sales to and purchases from the Matthews Group arising in the normal course of the Company’s business were $1.5 and $3.4, respectively, for the year ended December 31, 2016 (year ended December 31, 2015 — $2.5 and $3.7, respectively; year ended December 31, 2014 — $1.3 and $4.6, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 7 and note 11, respectively.

13. LONG-TERM DEBT

	December 31, 2016	December 31, 2015
Term loan, seven-year term, maturing April 2022	591.6	656.7
Unamortized original issue discount, recorded net against term loans	(4.7)	(6.1)
Unamortized debt issue costs, recorded net against term loans	(12.6)	(16.1)
Capital leases, at interest rates varying from 5.1% to 7.0%, maturity dates of up to four years, secured by the leased assets	11.7	10.6
Other	—	0.2

	586.0	645.3
Less: current portion	(38.9)	(11.7)

	$547.1	$633.6

Our current senior credit facilities consist of a $591.6 term loan and a $50.0 revolving facility (the “April 2015 Credit Facilities”, as described below). At December 31, 2016, no amounts were drawn on the revolving facility (December 31, 2015 — nil).

In 2016, Mitel made prepayments on its term loan of $25.0 in January, $15.0 in March, $13.6 in June and $11.5 in July and recorded debt retirement costs totaling $2.1 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount relating to the prepayments. During the year ended December 31, 2016, the Company drew and subsequently repaid various amounts of up to $21.0 on the revolving facility. The total of all amounts drawn and subsequently repaid during the year was $83.0 (years ended December 31, 2015 and 2014 — $21.0 and nil, respectively).

The Company is required to make quarterly principal repayments on the term loan of 0.25% of the initial principal on the term loan and, in addition, annual principal repayments on the term loan based on a percentage of excess cash flow (as defined in the April 2015 Credit Facilities). The annual excess cash flow repayments are required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required to be paid within 100 days of December 31, 2016. Voluntary debt repayments can be applied against mandatory quarterly principal repayments. At December 31, 2016, $11.3 has been recorded as the current portion of long-term debt to reflect the estimated excess cash flow payment due within 100 days of December 31, 2016.

Subsequent to the year ended December 31, 2016, in January 2017, Mitel made prepayments on its term loan of $22.6. The prepayments were made in accordance with the terms of the credit facilities using $19.9 of proceeds from the sale of accounts receivable in December 2016 and $2.7 from the sale of a property in January 2017 and have been included in the current portion of long-term debt on the consolidated balance sheet.

April 2015 credit facilities

In conjunction with the acquisition of Mavenir, as described in note 3, Mitel refinanced its January 2014 credit facilities. The new credit facilities consisted of an initial $660.0 term loan and a $50.0 revolving facility (the “April 2015 Credit Facilities”). Costs relating to the April 2015 Credit Facilities were $17.2, in addition to an original issue discount of $6.6. Costs of $15.5 and original issue discount of $6.6 related to the term loan are recorded net against the term loan and are amortized over the term of the term loan. Costs of $1.7 relating to the revolving facility are recorded as other non-current assets and are amortized on a straight-line basis over the term of the revolving facility. In addition, the Company expensed $8.4 of unamortized debt issue costs and unamortized original issue discount relating to the refinancing of the January 2014 credit facilities.

In September 2015, the Company amended the April 2015 Credit Facilities to provide the Company with additional operating flexibility. The amendment included, in part, an increase in the maximum Leverage Ratio financial covenant for the fiscal quarters ended September 30, 2015, December 31, 2015 and March 31, 2016, as described below, and an increase to the applicable margin on the term loan. The company incurred $1.9 of consent fees payable to the lenders and other costs, which are deferred and amortized over the remaining term of the term loan, as well as other fees and expenses of $0.5, which were expensed as debt retirement and other debt costs as incurred.

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

The April 2015 Credit Facilities contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum ratio of Consolidated Total Debt (net of up to $75.0 of unrestricted cash) to the trailing twelve months of Consolidated EBITDA, as specified in the April 2015 Credit Facilities (“Leverage Ratio”), (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, (f) limitations on the payment of dividends and (g) limitations on capital expenditures. The Company is in compliance with these covenants at December 31, 2016. The maximum Leverage Ratio, as amended in September 2015, applies to the Company for the period ended September 30, 2015 and for all fiscal quarters thereafter until maturity, and is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
September 30, 2015 through December 31, 2015	5.25:1.00
March 31, 2016	4.75:1.00
June 30, 2016 through September 30, 2016	4.25:1.00
December 31, 2016 through September 30, 2017	3.25:1.00
December 31, 2017 through September 30, 2018	3.00:1.00
December 31, 2018 through September 30, 2019	2.75:1.00
December 31, 2019 and thereafter	2.50:1.00

The maximum Leverage Ratio, as amended in September 2015, and actual Leverage Ratio are as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
September 30, 2015	5.25	3.87
December 31, 2015	5.25	4.23
March 31, 2016	4.75	3.89
June 30, 2016	4.25	4.10
September 30, 2016	4.25	2.87
December 31, 2016	3.25	2.98

February 2015 debt repayment

In February 2015, Mitel made a prepayment of $25.0 on its then-existing term loan under the January 2014 Credit Facilities. As a result, the Company recorded debt retirement and other debt costs of $0.7 in the first quarter of 2015 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

2014 debt repayments

In each of May 2014 and August 2014 Mitel made prepayments of $25.0 on its then-existing term loan under the January 2014 Credit Facilities. As a result, the Company recorded debt retirement costs of $1.5 for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount.

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

Capital leases

Interest expense related to capital leases was $0.6 for the year ended December 31, 2016 (years ended December 31, 2015 and 2014 — $0.7 and $0.8, respectively). Future minimum lease payments as of December 31, 2016 under capital leases total $12.7 of which $5.5, $3.7, $2.4 and $1.1 relate to years 2017 to 2020, respectively. Total interest costs of $1.0 are included in the total future lease payments.

Other

The Company has additional credit facilities totaling $16.9, of which $9.3 was utilized at December 31, 2016, primarily to provide letters of credit (December 31, 2015 — credit facilities totaling $16.7, of which $5.2 was utilized).

14. COMMITMENTS AND GUARANTEES

Operating Leases

The Company leases certain equipment and facilities under third-party operating leases. The Company is also committed under a related party facilities lease (see note 12). Rental expense for operating leases was as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Rental expense (1)
Arms-length	$17.1	$17.0	$22.9
Related party	4.6	4.3	5.0

Total	$21.7	$21.3	$27.9

(1)	Includes amounts paid to lessors for operating costs and is presented net of amounts that have been provided for under restructuring provisions.

Future minimum operating lease payments, primarily consisting of base rent for facilities, are as follows:

	Future Lease Payments(1)
Fiscal year	Arms-length	Related Party
2017	18.9	2.2
2018	13.8	2.2
2019	9.7	2.1
2020	7.5	2.0
2021	4.9	0.7
Thereafter	10.9	—

	$65.7	$9.2

(1)	Future lease payments are shown gross of the lease restructuring provision, as described in note 20.

Guarantees

The Company has the following major types of guarantees:

Product Warranties

The Company provides its customers with standard warranties on hardware and software for periods up to 15 months. The following table details the changes in the warranty liability:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Balance, beginning of year	$4.1	$5.3
Warranty costs paid	(2.4)	(2.3)
Warranties expense	0.8	1.1

Balance, end of year	$2.5	$4.1

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

Letters of Credit and Guarantees

Letters of credit, financial guarantees and other similar instruments are reviewed regularly, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $11.0 as of December 31, 2016 (December 31, 2015 — $10.0) of which $4.8 relate to the discontinued operations of the Mobile business unit, as described in note 4 (December 31, 2015 — $3.8). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of December 31, 2016 and 2015.

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

16. COMMON SHARES

At December 31, 2016, there were an unlimited number of common shares authorized and 122.0 million shares issued and outstanding (December 31, 2015 — 120.8 million shares issued and outstanding). The holders of common shares are entitled to one vote per share and are entitled to dividends if and when declared by the Board of Directors.

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

Stock Options Plans

2014 Equity Incentive Plan

In the second quarter of 2014, the 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s shareholders. The 2014 Plan permits grants of stock options, deferred share units, restricted stock units, performance share units and other stock-based awards. Under the 2014 Plan, options are generally granted for a fixed number of shares with an exercise price at least equal to the fair market value of the shares at the date of grant. Options granted vest 1/16 over each of the first 16 quarters, and expire seven years after the date of grant. In addition, under the 2014 Plan, Restricted Stock Units (“RSUs”) vest 25% each year over four years. An RSU, once vested, entitles the holder to a Mitel common share issued out of treasury.

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

The number of stock-based awards available for grant under the Company’s 2014 Equity Incentive Plan at December 31, 2016 was 2.7 million (December 31, 2015 — 4.6 million).

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

Stock Option Information

The following is a summary of the Company’s stock option activity:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Balance, beginning of year	9.4	$6.97	6.8	$6.12	7.2	$5.10
Granted in the normal course	1.0	7.17	1.6	9.19	1.3	9.78
Granted in connection with the acquisition of Mavenir	—	—	2.5	7.50	—	—
Exercised (1)	(0.5)	4.55	(0.8)	5.14	(1.5)	4.58
Forfeited	(0.6)	8.62	(0.5)	7.86	(0.1)	5.05
Expired	(1.0)	7.09	(0.2)	7.64	(0.1)	5.76

Balance, end of year	8.3	$7.01	9.4	$6.97	6.8	$6.12

Number of options exercisable	5.9	$6.58	5.2	$6.36	3.8	$5.91

(1)	The total intrinsic value of options exercised during the year ended December 31, 2016 was $1.4 (years ended December 31, 2015 and 2014 — $2.9 and $8.6, respectively).

The following table summarizes information about the Company’s stock options outstanding and exercisable at December 31, 2016:

	Total outstanding			Total exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (3)	Number of Options	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (3)
$3.80	0.5	3.5 years	$1.6	0.4	3.5 years	$1.3
$4.00	0.5	1.5 years	1.3	0.5	1.5 years	1.3
$5.16	1.4	1.1 years	2.3	1.4	1.1 years	2.3
$7.17	0.7	6.2 years	—	0.1	6.2 years	—
$8.79	0.8	1.3 years	—	0.7	1.3 years	—
$9.70	0.8	5.2 years	—	0.4	5.2 years	—
$10.11	0.6	4.3 years	—	0.4	4.3 years	—
Other in-the-money options (1)	1.5	3.7 years	2.9	1.1	3.4 years	2.6
Other out-of-the-money options (2)	1.5	5.3 years	—	0.9	5.2 years	—

	8.3		$8.1	5.9		$7.5

(1)	Other in-the-money options consists of all other remaining options outstanding where the exercise price is below the closing price of the Company’s common shares on December 31, 2016. No individual tranche included has more than 0.5 million options outstanding. The weighted average exercise price of options included in Other in-the-money options was $4.43 per share.
(2)	Other out-of-the-money options consists of all other remaining options outstanding where the exercise price is above the closing price of the Company’s common shares on December 31, 2016. No individual tranche included has more than 0.5 million options outstanding. The weighted average exercise price of options included in Other in-the-money options was $9.32 per share.
(3)	The aggregate intrinsic value of outstanding and exercisable stock options represents the amount by which the fair value of the common shares exceeds the exercise price of in-the-money options. The amount is based on the fair value of the shares at December 31, 2016 which is assumed to be the price that would have been received by the optionholders had all stock optionholders exercised and sold their options on December 31, 2016.

Additional information with respect to unvested stock option activity is as follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding options:
Unvested, beginning of year	4.2	$7.71	3.0	$6.39	3.4	$4.80
Granted in the normal course	1.0	7.17	1.6	9.19	1.3	9.78
Granted in connection with the acquisition of Mavenir (note 3)	—	—	2.5	7.50	—	—
Vested	(2.2)	6.79	(2.4)	6.80	(1.6)	5.84
Forfeited	(0.6)	8.59	(0.5)	7.86	(0.1)	5.05

Unvested, end of year	2.4	$8.11	4.2	$7.71	3.0	$6.39

Restricted Stock Unit Information

Restricted stock units (“RSUs”) vest one-quarter annually over 4 years. An RSU, once vested, entitles the holder to a Mitel common share issued out of treasury. Additional information with respect to RSU activity is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Number of RSUs outstanding:
Beginning of year	2.6	0.7	—
Granted	1.8	2.2	0.7
Exercised	(0.7)	(0.2)	—
Forfeited	(0.6)	(0.1)	—	(1)

End of year	3.1	2.6	0.7

(1)	Number of RSUs is less than 0.1.

Stock-based compensation expense

Stock-based compensation expense for stock options is based on the fair value of the stock options on the date of grant, calculated using the Black-Scholes option-pricing model, which is expensed on a straight-line basis over the vesting period. Assumptions used in the Black-Scholes option-pricing model are summarized as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Risk-free interest rate	1.3%	1.5%	1.6%
Dividends	0.0%	0.0%	0.0%
Expected volatility	52.0%	52.0%	55.0%
Annual forfeiture rate	10.0%	10.0%	10.0%
Expected life of the options	5 years	5 years	5 years
Weighted average fair value per option	$3.14	$4.18	$4.57

Stock-based compensation expense for RSUs is based on the fair value on the date of grant, using the closing price of the Company’s stock on the day of grant, which is expensed on a straight-line basis over the vesting period.

Total stock-based compensation expense was $16.8 for the year ended December 31, 2016 (years ended December 31, 2015 and 2014 — $12.8 and $6.1, respectively). As of December 31, 2016, there was $31.8 of unrecognized stock-based compensation expense (December 31, 2015 — $34.2) that is expected to be recognized over a weighted average period of 2.5 years (December 31, 2015 — 3.1 years).

17. PREFERRED SHARES

At December 31, 2016 and December 31, 2015, there were an unlimited number of preferred shares authorized, issuable in series. At December 31, 2016 and December 31, 2015, there were nil preferred shares outstanding.

18. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	December 31, 2016	December 31, 2015
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At December 31, 2016, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2015 — 2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

19. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding for earnings per share calculations as disclosed on the consolidated statements of operations:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Weighted average number of common shares outstanding, basic	121.5	113.7	95.6
Dilutive effect of options	1.3	1.8	—
Dilutive effect of RSUs	0.2	—	—
Dilutive effect of warrants	2.5	2.5	—

Weighted average number of common shares outstanding, diluted	125.5	118.0	95.6

The following securities have been excluded in the computation of diluted earnings per share because to do so would have been anti-dilutive based on the terms of the securities:

(Average number outstanding, in millions)	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Stock options	5.1	4.4	0.9
RSUs	2.0	2.2	—

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following period:

(Average number outstanding, in millions)	Year Ended December 31, 2014
Stock options	5.6
Warrants	2.5
RSUs	0.4

20. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $70.8 were recorded in the year ended December 31, 2016. The costs consisted of $20.2 of employee-related charges, $1.6 of facility-reduction related charges, $19.5 of integration-related charges and $29.5 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 150 people, primarily in North America and Europe. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consisted primarily of legal and advisory fees, including termination payments incurred relating to the terminated acquisition of Polycom. In connection with the termination, the Company received a termination fee of $60.0 from Polycom, which is recorded separately in the consolidated statement of operations and is further described in note 28.

Special charges and restructuring costs of $47.5 were recorded in the year ended December 31, 2015. The costs consisted of $16.4 of employee-related charges, $1.7 of facility-reduction related charges, $16.9 of integration-related charges and $12.5 of acquisition-related charges. The employee-related charges consisted of costs related to headcount reductions of approximately 150 people, primarily in North America and Europe. Facility-reduction related charges consisted primarily of lease termination obligations for facilities, primarily in North America. Integration-related charges primarily consist of professional fees and incidental costs relating to the integration of Aastra. Acquisition-related charges consisted primarily of legal and advisory fees incurred to close the acquisition of Mavenir, as described in note 3.

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

At December 31, 2016, the workforce reduction liability of $8.7 and the current portion of the lease termination obligation liability of $3.0 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $1.5 included in other non-current liabilities. Employee-related and workforce reduction costs for the years ended December 31, 2016, 2015 and 2014 relate primarily to the Enterprise segment.

The following table summarizes details of the Company’s restructuring liabilities:

Description	Workforce Reduction	Facility- Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2013	$1.7	$5.4	$7.1

Year ended December 31, 2014:
Restructuring liabilities acquired relating to the acquisition of Aastra	2.0	0.3	2.3
Charges	37.0	5.4	42.4
Cash payments	(25.2)	(3.5)	(28.7)

Balance of provision as of December 31, 2014	$15.5	$7.6	$23.1

Year ended December 31, 2015:
Charges	16.4	1.7	18.1
Cash payments	(18.2)	(3.7)	(21.9)

Balance of provision as of December 31, 2015	$13.7	$5.6	$19.3

Charges	20.2	1.6	21.8
Cash payments	(25.2)	(2.7)	(27.9)

Balance of provision as of December 31, 2016	$8.7	$4.5	$13.2

21. SUPPLEMENTARY CASH FLOW INFORMATION

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Change in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$13.3	$(20.1)	$(23.2)
Inventories	0.4	(0.3)	5.2
Other current assets	(13.9)	14.2	2.5
Other non-current assets	(1.4)	5.3	0.4
Accounts payable and accrued liabilities	12.3	(41.9)	15.2
Deferred revenue	(2.6)	18.8	15.9
Other non-current liabilities	(1.2)	0.5	(1.2)
Change in pension liability	(3.2)	(1.4)	(0.1)

	$3.7	$(24.9)	$14.7

Interest payments	$36.5	$26.1	$18.3
Income tax payments	$13.0	$16.3	$17.3
Disclosure of non-cash activities during the period:
Property and equipment additions financed through capital lease	$8.3	$4.0	$5.7
Property and equipment additions of leasehold improvements as a result of leasehold inducements	$—	$—	$2.3

In addition, in April 2015, the Company acquired Mavenir for cash and share consideration and in January 2014, acquired Aastra for cash and share consideration, as disclosed in note 3.

22. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the segments and allocates resources based on information provided by the Company’s internal management system on the following three key business units, Enterprise, Cloud and Mobile.

In December 2016, Mitel entered into a definitive agreement to sell the operations of the Mobile business unit.The transaction closed on February 28, 2017. As a result, the operations of the Mobile business unit have been reclassified as discontinued operations in the consolidated statements of operations. However, certain costs previously allocated to the Mobile segment were not part of the operations of the business unit that was sold. As a result, these allocated costs remain in continuing operations. These costs have been listed separately in the segment information as management’s allocation method has not changed. The allocation method is expected to be revised in the first quarter of 2017.

The primary measure of segment profit and loss used by the chief operating decision maker is segment income, which is gross margin less selling, general and administrative expenses, research and development expenses and other expense (income), excluding foreign exchange loss (gain). The accounting policies of reported segments are the same as those described in note 2. Revenue is directly attributed to the segments. The cost of revenue and expenses are primarily directly charged to the segment. In certain cases, cost of revenue and expenses are allocated to the segment on a pro-rata basis using an appropriate allocation method.

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

Operating segments

Financial information by operating segment is summarized below.

	Year Ended December 31, 2016
	Enterprise	Cloud	Unallocated corporate costs(1)	Total(2)
Revenues
Product	$522.5	$60.9	$—	$583.4
Recurring	190.7	121.0	—	311.7
Services	90.0	2.5	—	92.5

Total revenues	803.2	184.4	—	987.6

Gross margin
Product	290.3	37.1	—	327.4
Recurring	115.6	59.9	—	175.5
Services	28.0	1.1	—	29.1

Total gross margin	433.9	98.1	—	532.0

Selling, General and Administrative	263.7	64.2	11.9	339.8
Research and Development	71.1	25.4	—	96.5
Other income(3)	(0.8)	(0.1)	—	(0.9)

Segment income (loss)	$99.9	$8.6	$(11.9)	$96.6

Other information
Depreciation and amortization	$14.3	$3.3	$1.7	$19.3
Stock-based compensation	$11.7	$2.0	—	$13.7

(1)	Represents costs previously allocated to the Mobile business unit that have not been reclassified to discontinued operations as they are not included in the business unit that was sold.
(2)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(3)	Other income consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $1.9.

	Year Ended December 31, 2015
	Enterprise	Cloud	Unallocated corporate costs(1)	Total(2)
Revenues
Product	$594.1	$48.8	$—	$642.9
Recurring	192.2	104.8	—	297.0
Services	86.3	2.5	—	88.8

	872.6	156.1	—	1,028.7
Purchase accounting adjustments(3)	(2.9)	—	—	(2.9)

Total revenues	869.7	156.1	—	1,025.8

Gross margin
Product	329.7	27.2	—	356.9
Recurring	110.5	49.7	—	160.2
Services	29.7	1.3	—	31.0

	469.9	78.2	—	548.1
Purchase accounting adjustments(3)	(2.9)	—	—	(2.9)

Total gross margin	467.0	78.2	—	545.2

Selling, General and Administrative	273.0	54.5	3.5	331.0

	Year Ended December 31, 2015
	Enterprise	Cloud	Unallocated corporate costs(1)	Total(2)
Research and Development	80.4	21.8	—	102.2
Other income(4)	(1.6)	(0.3)	—	(1.9)

Segment income (loss)	$115.2	$2.2	$(3.5)	$113.9

Other information
Depreciation and amortization	$16.9	$3.0	$1.2	$21.1
Stock-based compensation	$9.6	$1.6	—	$11.2

(1)	Represents costs previously allocated to the Mobile business unit that have not been reclassified to discontinued operations as they are not included in the business unit that was sold.
(2)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.
(3)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet of the acquired company at an amount that is generally lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition and has been presented separately.
(4)	Other income consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $18.8.

	Year Ended December 31, 2014
	Enterprise	Cloud	Total(1)
Revenues
Product	$708.5	$29.1	$737.6
Recurring	196.2	84.3	280.5
Services	94.0	1.0	95.0

	998.7	114.4	1,113.1
Purchase accounting adjustments(2)	(9.1)	—	(9.1)

Total revenues	989.6	114.4	1,104.0

Gross margin
Product	405.9	16.4	422.3
Recurring	101.9	40.9	142.8
Services	33.6	0.5	34.1

	541.4	57.8	599.2
Purchase accounting adjustments(2)	(9.1)	—	(9.1)

Total gross margin	532.3	57.8	590.1

Selling, General and Administrative	298.8	45.9	344.7
Research and Development	104.1	14.2	118.3
Other income(3)	(1.9)	(0.2)	(2.1)

Segment income (loss)	$131.3	$(2.1)	$129.2

Other information
Depreciation and amortization	$20.2	$2.3	$22.5
Stock-based compensation	$5.4	$0.7	$6.1

(1)	Total amounts for revenues, gross margin, selling, general and administrative expenses, and research and development expenses are as reported on the consolidated statement of operations.

(2)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet of the acquired company at an amount that is generally lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition and has been presented separately.
(3)	Other income consists of other income, as reported on the consolidated statement of operations, excluding foreign exchange gain of $3.9.

Goodwill allocated to the Mobile segment is included in assets held for sale, as described in note 4. Goodwill information by segment for our continuing operations is as follows:

	December 31, 2016	December 31, 2015
Enterprise	$297.8	$297.8
Cloud	48.5	48.5

	$346.3	$346.3

Geographic Information

In conjunction with the reorganization of the business, the Company now reviews revenues by geography as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa;

•	Asia-Pacific, consisting of the continent of Asia and the pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following countries based on location of the customers:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Canada	$29.9	$34.1	$39.2
United States	430.0	431.6	422.6
Rest of Americas	12.2	17.4	24.0

Americas	472.1	483.1	485.8

Germany	118.5	118.3	136.7
U.K.	93.3	94.4	121.0
Rest of EMEA	272.4	304.8	333.8

EMEA	484.2	517.5	591.5

Asia-Pacific	31.3	28.1	35.8
Purchase price accounting(1)	—	(2.9)	(9.1)

	$987.6	$1,025.8	$1,104.0

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet of the acquired company at an amount that is generally lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition and has been presented separately.

Concentrations

The Company sells its products and services to a broad set of enterprises ranging from large, multinational enterprises, to small and mid-sized enterprises. Management believes that the Company is exposed to minimal concentration risk since the majority of its business is conducted with companies in numerous diverse industries. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for its accounts receivable. In some cases, the Company will require payment in advance or security in the form of letters of credit or third-party guarantees. As at and for the years ended December 31, 2016, 2015 and 2014 no single customer accounted for more than 10 percent of the Company’s revenues or accounts receivable.

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

23. INCOME TAXES

Details of income taxes are as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Income (loss) from continuing operations before income taxes:
Canadian	$88.9	$176.2	$118.0
Foreign	(55.2)	(166.6)	(148.2)

	$33.7	$9.6	$(30.2)

Current income tax recovery (expense):
Canadian	$(0.1)	$(1.1)	$5.6
Foreign	(15.6)	(14.5)	(13.3)

	$(15.7)	$(15.6)	$(7.7)

Deferred income tax recovery (expense):
Canadian	$(14.2)	$(3.5)	$(2.9)
Foreign	31.2	16.0	33.5

	$17.0	$12.5	$30.6

The income tax recovery (expense) reported differs from the amount computed by applying the Canadian rates to the income (loss) before income taxes. The reasons for these differences and their tax effects are as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected tax rate	26.5%	26.5%	26.5%

Expected tax recovery (expense)	$(8.9)	$(2.5)	$8.0
Foreign tax rate differences	2.1	4.4	2.1
Net change in valuation allowance on deferred tax assets	3.2	2.5	3.2
Permanent differences	(5.2)	(2.7)	(4.5)
Tax credits and other adjustments	10.1	(4.8)	14.1

Income tax recovery (expense)	$1.3	$(3.1)	$22.9

The tax effect of components of the deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
Assets (liabilities):
Net operating loss and credit carryforwards	$101.3	$103.3
Allowance for doubtful accounts	1.9	3.8
Inventories	3.5	1.3
Restructuring and other provisions	18.0	10.6
Pension liability	25.8	24.3
Revenue recognition	21.9	22.8
Intangibles	15.8	4.4
Long-term debt and other	—	0.7
Lease obligations	13.7	9.6
Property and equipment	0.6	4.4

Total gross deferred tax assets net of total deferred tax liabilities	202.5	185.2

Valuation allowance	(27.3)	(28.2)

Net deferred tax assets	$175.2	$157.0

The Company updates its assessment of the realizability of its deferred tax assets at each reporting period. At December 31, 2016, as a result of uncertainty regarding the future utilization of certain deferred tax assets, there is a valuation allowance of $27.3 against deferred tax assets primarily in the United Kingdom and United States (December 31, 2015 — $28.2). Future changes in estimates of taxable income could result in a significant change to the valuation allowance.

For the years ended December 31, 2016, 2015 and 2014, there were no significant changes to the assessment of the realizability of the Company’s deferred tax assets.

Excluded from the above table is a $69.0 deferred tax asset relating to capital losses expected from the sale of the Mobile business unit, as discussed in note 4. The Company expects to record a full valuation allowance against these losses as the use of the capital losses are expected to be limited to capital gains.

The Company had the following tax-effected loss carryforwards and tax credits:

	December 31, 2016
Year of Expiry	Tax Losses	Tax Credits
2018	$0.1	$0.8
2019	2.7	0.9
2020-2033	8.0	57.6
Indefinite	31.2	—

Total	$42.0	$59.3

These tax loss carryforwards primarily relate to operations in the United States, France and Brazil. The United States has an annual restriction on the utilization of $2.6 of tax-effected loss carryforwards related primarily to a change in ownership in 2001.

Tax credit carryforwards of $52.0 and $7.3 relate to the Canadian and United States operations, respectively. These credits consist primarily of investment tax credits that can be used to offset future federal, provincial and state income taxes payable.

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

Uncertain Tax Positions

The following table reconciles the activity related to the Company’s unrecognized tax benefits, which are included in other non-current liabilities in the consolidated balance sheets:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Opening balance	$19.0	$19.2
Increase related to current year tax positions	4.8	4.4
Reductions due to lapse in statute of limitations	(1.4)	(4.1)
Settlements	(1.3)	—
Other, including effect of foreign exchange	0.1	(0.5)

Closing balance(1)	$21.2	$19.0

(1)	At December 31, 2016 and 2015, $9.5 and $10.1, respectively of the closing unrecognized tax benefits are recorded net against deferred tax assets.

The amount of unrecognized tax benefits at December 31, 2016 that would affect the effective tax rate, if recognized, were approximately $11.7 (December 31, 2015 — $8.9).

The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2016, in addition to the unrecognized tax benefits above, the Company has a balance of $3.1 (December 31, 2015 — $2.1) for the potential payment of interest and penalties. For the year ended December 31, 2016, the Company expensed $0.8 (years ended December 31, 2015 and 2014 — $0.7 and $0.5, respectively) for the potential payment of interest and penalties.

The Company routinely engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions throughout the year. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. The Company estimates that the unrecognized tax benefits inclusive of interest at December 31, 2016 are expected to be reduced by approximately $1.1 in the next 12 months.

The Company or its subsidiaries file income tax returns in a significant number of countries. These tax returns are subject to examination by local taxing authorities. The following summarizes the open years by major jurisdiction: Canada — 2011 to 2016 and for specific types of transactions from 2010 to 2012; the U.S. — 2013 to 2016; Germany — 2013 to 2016; France — 2013 to 2016; Sweden — 2010 to 2016; Switzerland — 2011 to 2016; and the U.K. — 2010 to 2016.

At December 31, 2016, the Company is presently under audit in France for the 2011 tax year, Canada for the 2011 through 2014 tax years and in the United States for 2013 and 2014. The resolution of tax matters in these jurisdictions is not expected to be material to the Consolidated Financial Statements. During the year, the Company settled a tax audit in Italy, which did not have a material impact on the Consolidated Financial Statements.

24. PENSION PLANS

The Company maintains defined contribution pension plans or defined benefit plans that cover a significant portion of its employees.

Defined Contribution Plans

The Company contributes to defined contribution pension plans on the basis of the percentage specified in each plan. The costs of the defined contribution plans are expensed as incurred. For the year ended December 31, 2016, the Company made contributions to these plans of $12.1 (years ended December 31, 2015 and 2014 — $11.9 and $14.3, respectively).

Defined Benefit Plans

Description of defined benefit plans

The Company’s projected benefit obligation and plan assets, by defined benefit plan, at December 31, 2016 were as follows:

	U.K. Plan	Switzerland Plan	All Other	Total
Projected benefit obligation	$269.3	$110.9	$24.2	$404.4
Plan assets	170.6	88.3	—	258.9

Pension liability	$98.7	$22.6	$24.2	$145.5

The Company’s projected benefit obligation and plan assets, by defined benefit plan, at December 31, 2015 were as follows:

	U.K. Plan	Switzerland Plan	All Other	Total
Projected benefit obligation	$248.0	$119.3	$24.9	$392.2
Plan assets	168.4	97.2	—	265.6

Pension liability	$79.6	$22.1	$24.9	$126.6

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

The defined benefit plan disclosures below are provided in aggregate for all defined benefit plans, unless otherwise noted.

Plan assets and projected benefit obligation information

The change in aggregate projected benefit obligation and plan assets was as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$392.2	$406.2	$226.4
Acquisition of Aastra	—	—	130.2
Service cost	2.6	3.3	2.2
Interest cost	10.5	11.5	13.2
Employee contributions	1.6	1.9	1.9
Actuarial loss (gain)	69.9	(8.0)	72.3
Benefits paid	(9.0)	(8.5)	(8.9)
Plan curtailment	(4.2)	(0.3)	(1.2)
Settlements	(2.9)	—	—
Foreign exchange	(56.3)	(13.9)	(29.9)

Benefit obligation at end of year	$404.4	$392.2	$406.2

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Change in plan assets:
Fair value of plan assets at beginning of year	$265.6	$270.1	$169.1
Acquisition of Aastra	—	—	98.4
Actual return on plan assets	32.1	2.3	21.1
Employer contributions	7.3	7.1	7.3
Employee contributions	1.6	1.9	1.9
Benefits paid	(8.7)	(8.2)	(7.2)
Settlements	(3.2)	—	—
Foreign exchange	(35.8)	(7.6)	(20.5)

Fair value of plan assets at end of year	$258.9	$265.6	$270.1

Net pension liability	$145.5	$126.6	$136.1

The following table provides the Company’s aggregate accumulated benefit obligation:

	December 31, 2016	December 31, 2015	December 31, 2014
Accumulated benefit obligation	395.2	380.8	394.3

Periodic benefit cost

The aggregate net periodic benefit cost was as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Current service cost — defined benefit	$2.6	$3.3	$2.2
Interest cost	10.5	11.5	13.2
Expected return on plan assets	(10.3)	(10.9)	(13.2)
Curtailment and settlement loss (gain), net of unrecognized actuarial loss	0.2	(0.3)	(0.7)
Recognized actuarial loss	2.2	2.1	0.8

Net periodic defined benefit cost	$5.2	$5.7	$2.3

Assumptions

The following assumptions were used to determine the periodic pension expense for the U.K. Plan:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Discount rate	3.95%	3.70%	4.70%
Inflation rate	3.15%	3.00%	3.30%
Investment returns assumption	5.15%	4.85%	6.00%

The following assumptions were used to determine the net present value of the projected pension obligation for the U.K. Plan:

	December 31, 2016	December 31, 2015	December 31, 2014
Discount rate	2.70%	3.95%	3.70%
Inflation rate	3.25%	3.15%	3.00%

(1)	As a result of the U.K. Plan’s November 2012 pension curtailment, members no longer earn benefits for current service and therefore the compensation rate increase and average remaining service life are not factors in determining the net present value of accrued pension benefits.

The following assumptions were used to determine the periodic pension expense for the Switzerland Plan:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014 (1)
Discount rate	0.85%	1.20%	2.25%
Inflation rate	1.00%	1.40%	1.50%
Investment returns assumption	2.30%	2.50%	3.50%

(1)	Assumptions were applicable from the date of the acquisition of Aastra on January 31, 2014.

The following assumptions were used to determine the net present value of the projected pension obligation for the Switzerland Plan:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Discount rate	0.60%	0.85%
Inflation rate	1.00%	1.00%
Compensation increase rate	1.50%	1.50%
Average remaining service life of employees	10 years	11 years

Estimated future benefit payments

The table below reflects the total benefits expected to be paid in each of the next five years and in the aggregate for the subsequent five years.

Benefit Payments
2017	7.2
2018	7.3
2019	7.5
2020	7.4
2021	7.9
2022-2025	45.1

Contributions

The Company expects to make annual employer contributions of $6.7 (£5.5) to fund the U.K. Plan deficit in 2017, 2018 and 2019. The amount of annual employer contributions required to fund the pension deficit is determined every three years in accordance with U.K. regulations. The Company expects to make employer contributions of $1.4 to fund the Switzerland Plan in 2017.

Plan assets

The Company’s target allocation and actual pension plan asset allocation by asset category for the U.K Plan were as follows:

	December 31, 2016 Actual	December 31, 2016 Target (1)	December 31, 2015 Actual	December 31, 2015 Target (1)
Cash	2%	0%	2%	0%
Equities	64%	58%	71%	65%
Debt securities	34%	42%	27%	35%

(1)	Under the current statement of investment principles of the plan, the target allocation includes a 25% allocation to liability-driven investments (“LDI” funds) and 30% to diversified target return funds. These allocations have been assigned to the equity and debt security targets based on the investments held at December 31, 2016 and December 31, 2015.

The Company’s target allocation and actual pension plan asset allocation by asset category for the Switzerland Plan were as follows:

	December 31, 2016 Actual	December 31, 2016 Target	December 31, 2015 Actual	December 31, 2015 Target
Cash	8%	2%	9%	2%
Debt securities	20%	32%	19%	32%
Real estate	42%	40%	42%	40%
Equities	23%	20%	21%	20%
Other	7%	6%	9%	6%

The investment objectives of the pension portfolio of assets (the “Fund”) are designed to generate returns that will enable the Fund to meet its future obligations. The performance benchmark for the investment managers is to earn in excess of the index return in those asset categories, which are actively managed. In setting the overall expected rate of return, the various percentages of assets held in each asset class together with the investment return expected from that class are taken into account. For cash and bonds, the rate used is that derived from an appropriate index at the valuation date. For equities and real estate, a model is used based on historical outperformance compared to bonds. For the year ended December 31, 2016, the assumption of equity outperformance compared to bonds was 3.5% (years ended December 31, 2015 and 2014 — 3.5% and 3.5%, respectively) and the assumption of real estate outperformance compared to bonds was 2.0% (years ended December 31, 2015 and 2014 – 2.0% and 2.0%, respectively).

The following table discloses the major category of fair value (as described in note 26):

	Fair Value Measurement at December 31, 2016
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash	$11.3	$—	$—	$11.3
Equities	—	129.3	—	129.3
Bonds	—	75.0	—	75.0
Real estate	—	—	37.1	37.1
Other	—	—	6.2	6.2

	$11.3	$204.3	$43.3	$258.9

	Fair Value Measurement at December 31, 2015
	Quoted Price in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash	$11.8	$—	$—	$11.8
Equities	—	139.6	—	139.6
Bonds	—	64.6	—	64.6
Real estate	—	—	40.8	40.8
Other	—	—	8.8	8.8

	$11.8	$204.2	$49.6	$265.6

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

At December 31, 2016, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Canadian dollars, Indian rupee, Indonesia rupiah and U.S. dollars at fixed rates on a notional amount of $7.8, $7.4, $3.8 and $81.4 U.S. dollars, respectively and to sell Australian dollars, Euros, Swiss francs, Singapore dollars and Swedish kronor at fixed rates on a notional amount of $8.4, $54.8, $10.2, $10.3 and $16.7 U.S. dollars, respectively. At December 31, 2016 all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. At December 31, 2016, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.2.

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

At December 31, 2016 and 2015, the Company did not have any forward contracts used for cash flow hedging.

Credit risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, other receivables, sales-type lease receivables, sold rental payments remaining unbilled and assets held by the defined benefit pension plan. Cash is generally held in banks with an investment grade rating. Cash equivalents are invested in government and commercial paper with investment grade credit rating. The Company is exposed to normal credit risk from customers. However, the Company has a large number of diverse customers to minimize concentrations of credit risk. As at and for the years ended December 31, 2016, 2015 and 2014 no single customer accounted for more than 10 percent of the Company’s revenues or accounts receivable.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, amounts due to (from) related parties, net investment in sales-type leases and long-term debt. Due to the short-term maturity of cash, restricted cash, accounts receivable, accounts payable and amounts due to (from) related parties, the carrying value of these instruments is a reasonable estimate of their fair value. At December 31, 2016, the fair value of the term loan, as described in note 13, was approximately 101% of the principal balance.

27. OTHER INCOME, NET

Other income for the year ended December 31, 2016 includes a foreign exchange gain of $1.9 (years ended December 31, 2015 and 2014 — gains of $18.8 and $3.9, respectively). The foreign exchange gain for the year ended December 31, 2015 related primarily to intercompany balances and was offset by foreign currency translation adjustments recorded in other comprehensive loss, resulting in no significant net economic effect to the Company.

28. INCOME FROM TERMINATION FEE RECEIVED

On April 15, 2016, Mitel and Polycom, Inc. (“Polycom”) (NYSE:PLCM) entered into a definitive merger agreement under which Mitel agreed to acquire all of the outstanding shares of Polycom common stock in a cash and stock transaction. On July 7, 2016, Polycom’s board of directors notified Mitel that it had received a binding offer from a third party to acquire Polycom and that Polycom’s board of directors concluded that such offer constituted a “Company Superior Proposal” under its merger agreement with Mitel. Later on July 7, 2016, Mitel waived its right to renegotiate the consideration payable to Polycom stockholders under the merger agreement. On July 8, 2016, Polycom paid Mitel a termination fee of $60.0 and the merger agreement was terminated. The termination fee has been recorded as Income from Termination Fee Received on the consolidated statement of operations.

29. SUBSEQUENT EVENT

On December 18, 2016, Mitel entered into a definitive agreement to divest its Mobile business unit. The transaction closed on February 28, 2017. Further details of the transaction are included in note 4.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

AS OF DECEMBER 31, 2016

(in U.S. dollars, millions)

		Additions
Description	Balance, Beginning of Year (1)	Charged to expenses	Other (2)	Deductions	Balance, End of Year (1)
Year Ended December 31, 2014
Allowance for doubtful accounts, excluding amounts related to lease receivables	$4.8	$3.0	$6.1	$(1.9)	$12.0
Allowance for sales-type leases and lease recourse liability	$5.0	$0.4	$1.1	$(2.2)	$4.3
Provision for excess and obsolete inventory	$5.7	$0.6	$—	$(0.9)	$5.4
Year Ended December 31, 2015
Allowance for doubtful accounts, excluding amounts related to lease receivables	$12.0	$4.0	$—	$(2.2)	$13.8
Allowance for sales-type leases and lease recourse liability	$4.3	$—	$—	$(0.6)	$3.7
Provision for excess and obsolete inventory	$5.4	$1.9	$—	$(1.0)	$6.3
Year Ended December 31, 2016
Allowance for doubtful accounts, excluding amounts related to lease receivables	$13.8	$3.1	$—	$(6.1)	$10.8
Allowance for sales-type leases and lease recourse liability	$3.7	$(0.2)	$—	$(0.8)	$2.7
Provision for excess and obsolete inventory	$6.3	$3.0	$—	$(0.8)	$8.5

(1)	Excludes assets and liabilities of components held for sale
(2)	Primarily relates to acquisitions

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the CEO and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time period specified in the rules and forms of the SEC.

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

As of December 31, 2016, our management, including the CEO and CFO, completed their evaluation of the effectiveness of our internal control over financial reporting. This evaluation was based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management identified no material weaknesses that existed in the design or operation of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte LLP, independent registered public accounting firm, as stated in their report on internal control over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in internal controls over financial reporting

During the fourth quarter of 2016, we identified and remediated a material weakness in the operating effectiveness of our internal control over financial reporting related to accruing revenue for services performed, but not yet billed. The control was not operating effectively as the control owner was not operating the control as designed as they did not validate certain data underlying the amount of revenue that was being accrued. The remediation included replacing the control owner with an individual with appropriate qualifications. The material weakness was not pervasive and was confined to one of the Company’s smaller operating entities. We concluded the foregoing efforts have remediated the material weakness as these procedures have been operating effectively for a sufficient period of time in 2016. We have completed our testing of the design and operating effectiveness of this control as of December 31, 2016.

Other than the above remediation of internal control, there were no significant changes in the Company’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of the shareholders of Mitel (the “Annual Meeting”) to be filed with the SEC within 120 days of our fiscal year ended December 31, 2016.

Our board of directors has adopted a Code of Business Conduct of the Company (the “Code”) applicable to all officers, directors and employees (including our Chief Executive Officer and Chief Financial Officer), which is available on our website (http://investor.mitel.com/) under “Corporate Governance.” If we make any substantive amendments to the Code or grant any waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting to be filed with the SEC within 120 days of our fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting to be filed with the SEC within 120 days of our fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting to be filed with the SEC within 120 days of our fiscal year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting to be filed with the SEC within 120 days of our fiscal year ended December 31, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	(1) and (2) — The following Consolidated Financial Statements of the Company are included in Item 8 herein.

(A)	Reports of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets — As of December 31, 2016 and December 31, 2015

(C)	Consolidated Statements of Operations — Years ended December 31, 2016, December 31, 2015, and December 31, 2014.

(D)	Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2016, December 31, 2015, and December 31, 2014.

(E)	Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2016, December 31, 2015, and December 31, 2014.

(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2016, December 31, 2015, and December 31, 2014.

(G)	Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits — See Exhibit Index.

The management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report are denoted in the Exhibit Index.

2.	Our consolidated valuation of qualifying accounts (Schedule II) financial statement schedule is included in Item 8 herein.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

3.	Exhibits filed with this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2017.

MITEL NETWORKS CORPORATION

By:	/s/ Steven E. Spooner
Steven E. Spooner
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Richard D. McBee	Chief Executive Officer & President (Principal Executive Officer) and Director	March 1, 2017
Richard D. McBee

/s/ Dr. Terence H. Matthews Dr. Terence H. Matthews	Chairman of the Board	March 1, 2017

/s/ Peter D. Charbonneau Peter D. Charbonneau	Director	March 1, 2017

/s/ Benjamin H. Ball Benjamin H. Ball	Director	March 1, 2017

/s/ Sudhakar Ramakrishan Sudhakar Ramakrishan	Director	March 1, 2017

/s/ John P. McHugh John P. McHugh	Director	March 1, 2017

/s/ David Williams David Williams	Director	March 1, 2017

EXHIBIT INDEX

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form F-1, filed with the SEC on April 16, 2010)

3.2	Articles of Amalgamation, dated January 31, 2014, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on December 5, 2014)

3.3	By-laws of the Company,, as amended and restated on December 16, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2016) 4.1 Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form F-1, filed with the SEC on April 16, 2010)

10.1	Credit Agreement dated as of April 29, 2015, among Mitel Networks Corporation and Mitel U.S. Holdings, Inc., as the borrowers, Bank of America, N.A. as the administrative agent and collateral agent, Bank of America N.A. (acting through its Canada branch) as the Canadian administrative agent and Canadian collateral agent, Bank of America, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, HSBC Canada, Export Development Canada and Societe Generale as Co-Documentation Agents and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 1, 2015)

	10.1 (a)	First Amendment to Credit Agreement, dated as of September 29, 2015, by and among Mitel Networks Corporation, Mitel US Holdings, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 30, 2015)

10.2	Agreement and Plan of Merger, dated as of February 28, 2015, by and among Mavenir Systems, Inc., Mitel Networks Corporation and Roadster Subsidiary Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2015)

	10.2 (a)	Amendment No. 1, dated as of April 10, 2015, to the Agreement and Plan of Merger, dated as of February 28, 2015, by and among Mavenir Systems Inc., Mitel Networks Corporation and Roadster Subsidiary Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2015)

	10.2 (b)	Amendment No. 2, dated as of April 20, 2015, to the Agreement and Plan of Merger, dated as of February 28, 2015, by and among Mavenir Systems Inc., Mitel Networks Corporation and Roadster Subsidiary Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2015)

10.3	Form of Global Mitel Employment Agreement (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to the Registrant’s Registration Statement on Form F-1, filed with the SEC on July 6, 2006)

10.4	2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.43 to the Registrant’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.5	2014 Equity Incentive Plan, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2014)

10.6	Amended and Restated 2005 Stock Plan of Mavenir Systems, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2016)

10.7	Amended and Restated 2013 Equity Incentive Plan of Mavenir Systems, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2016)

10.8	Employment Agreement between Mitel and Joe Vitalone effective as of March 5, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KT, filed with the SEC on March 31, 2014)

10.9

Amended and Restated Employment Agreement effective as of March 12, 2010, between Mitel and Steven Spooner (incorporated by reference to Exhibit 10.40 to Amendment No. 2 to the Registrant’s Registration Statement on Form F-1, filed with the SEC on March 17, 2010)

	10.9(a)*	Amendment No. 1 to the Amended and Restated Employment Agreement effective as of November 10, 2016, between Mitel and Steven Spooner

	10.9(b)*	Amendment No. 2 to the Amended and Restated Employment Agreement effective as of December 16, 2016, between Mitel and Steven Spooner

10.10*	Employment Agreement effective as of November 10, 2016, between Mitel (Delaware), Inc. and Graham Bevington

10.11	Amended and Restated Employment Agreement between Mitel and Ron Wellard effective as of March 12, 2010 (incorporated by reference to Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form F-1, filed with the SEC on March 17, 2010)

10.12	Employment Contract dated as of January 13, 2011, between Mitel and Richard McBee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2011)

	10.12(a)*	Amendment No. 1 to the Employment Agreement effective as of November 10, 2016, between Mitel and Richard McBee

10.13	Integrated Communications Solutions R&D Project Agreement (the “R&D Project Agreement”) between Mitel, Mitel Knowledge Corporation, March Networks Corporation, March Healthcare and Her Majesty the Queen in Right of Canada dated October 10, 2002 (incorporated by reference to Exhibit 4.36 to Amendment No. 3 to the Registrant’s Registration Statement on Form 20-F, filed with the SEC on February 12, 2003) +

	10.13 (a)	Amendment No. 1 to the R&D Project Agreement dated as of March 27, 2003 (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 20-F, filed with the SEC on August 31, 2004)

	10.13 (b)	Amendment No. 2 to the R&D Project Agreement dated as of May 2, 2004 (incorporated by reference to Exhibit 4.38 to the Registrant’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

	10.13 (c)	Amendment No. 3 to the R&D Project Agreement dated as of September 16, 2004 (incorporated by reference to Exhibit 4.38 to the Registrant’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

	10.13 (d)	Amendment No. 4 to the R&D Project Agreement dated as of June 27, 2005 (incorporated by reference to Exhibit 4.38 to the Registrant’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

	10.13 (e)	Amendment No. 5 to the R&D Project Agreement dated as of October 3, 2005 (incorporated by reference to Exhibit 4.38 to the Registrant’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

	10.13 (f)	Amendment No. 6 to the R&D Project Agreement dated as of October 31, 2006 (incorporated by reference to Exhibit 10.65 to the Registrant’s Registration Statement on Form F-1, filed with the SEC on November 8, 2006)

	10.13 (g)	Amendment No. 7 to the R&D Project Agreement dated as of March 10, 2010 (incorporated by reference to Exhibit 10.16(g) to the Registrant’s Annual Report on Form 10-K, filed with the SEC on July 1, 2011)

	10.13 (h)	Amendment No. 8 to the R&D Project Agreement dated as of March 10, 2010 (incorporated by reference to Exhibit 10.14(h) to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2016)

10.14	Form of Warrant granted to Her Majesty in Right of Canada (incorporated by reference to Exhibit 2.5 to the Registrant’s Annual Report on Form 20-F, filed with the SEC on October 31, 2006)

10.15	Master Manufacturing Services Agreement between Mitel and its subsidiaries and BreconRidge Corporation and its subsidiaries (acquired by Sanmina-SCI in May 2010) dated June 20, 2008 (incorporated by reference to Exhibit 10.59 to Amendment No. 1 to the Registrant’s Registration Statement on Form F-1, filed with the SEC on February 4, 2010)

10.16	Master Manufacturing Services Agreement between Mitel and Flextronics Telecom Systems, Ltd. dated as at May 1, 2007 (incorporated by reference to Exhibit 10.60 to Amendment No. 1 to the Registrant’s Registration Statement on Form F-1, filed with the SEC on February 4, 2010)

10.17	Shareholder Agreement among Mitel, Terence H. Matthews, Wesley Clover and Francisco Partners dated as of April 27, 2010 (incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form 6-K, filed with the SEC on April 28, 2010)

10.18	Amended and Restated Registration Rights Agreement among Mitel, Terence H. Matthews, Wesley Clover, EdgeStone, Francisco Partners and Morgan Stanley dated as of April 27, 2010 (incorporated by reference to Exhibit 99.4 to the Registrant’s Report on Form 6-K, filed with the SEC on April 28, 2010)

10.19	Lease Agreement between Mitel and Kanata Research Park Corporation dated as of November 1, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2011)

	10.19(a)	Partial Surrender of Lease and First Amendment to Lease between Mitel and Kanata Research Park Corporation dated as of November 1, 2010 (incorporated by reference to Exhibit 10.20(a) of the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2016)

	10.19(b)	Second Amendment to Lease between Mitel and Kanata Research Park Corporation dated as of March 3, 2014 (incorporated by reference to Exhibit 10.20(b) of the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2016)

	10.19(c)	Third Amendment to Lease between Mitel and Kanata Research Park Corporation dated as of February 11, 2015 (incorporated by reference to Exhibit 10.20(c) of the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2016)

10.20	Arrangement Agreement, dated November 10, 2013, between Mitel Networks Corporation and Aastra Technologies Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 14, 2013)

10.21	Memorandum of Understanding, dated as of April 20, 2015, between the Plaintiffs, Mavenir Systems, Inc. Mitel Networks Corporation, Roadster Subsidiary Corporation, certain Mitel Directors and Morgan Stanley & Co. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2015)

10.22	Form of Tender Support Agreement, dated as of February 28, 2015, by and among Mitel Networks Corporation, Roadster Subsidiary Corporation, and certain stockholders of Mavenir Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2015)

10.23	Form of Shareholder Lock-Up Agreement, dated as of February 28, 2015, by and between Mitel Networks Corporation and certain shareholders of Mitel Networks Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2015)

10.24	Amended and Restated Employment Agreement between Mavenir Systems, Inc. and Pardeep Kohli effective as of February 25, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K/A, filed with the SEC on April 27, 2016)

10.25	Agreement and Plan of Merger, dated as of April 15, 2016, and amendment thereto, dated June 10, 2016, by and among Polycom, Inc., Mitel Networks Corporation and Meteor Two, LLC (f/k/a Meteor Two, Inc.) (incorporated by reference to Annex A to the proxy statement/prospectus contained in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4, filed with the SEC on June 10, 2016). Also see Exhibit 10.29 hereto.

10.26	Voting Agreement, dated as of April 15, 2016, by and among Mitel Networks Corporation, Meteor Two, Inc. and Elliott Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 5, 2016)

10.27	Form of Voting Agreement, dated as of April 15, 2016, by and among Mitel Networks Corporation, Meteor Two, Inc. and each director and certain officers of Polycom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 18, 2016)

10.28	Commitment Letter, dated as of April 15, 2016, by and among Mitel Networks Corporation, Meteor Two, Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 18, 2016)

10.29	Notice of Termination and Waiver dated July 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 8, 2016)

10.30	Form of Indemnification Agreement of Mitel, as amended and restated on December 16, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 16, 2016)

10.31	Stock Purchase Agreement, dated as of December 18, 2016, by and among Mitel Mobility Inc., Mitel US Holdings, Inc., Mitel Networks Corporation, Sierra Private Holdings III LLC and, solely for the purposes of certain sections, Sierra Private Investments, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 18, 2016)

21.1*	Subsidiaries of Mitel

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Mitel Network Corporation’s Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; (iv) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the year ended December 31, 2014, eight months ended December 31, 2013 and years ended April 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements

+	Portions of this document have been granted “Confidential Treatment” by the Secretary of the SEC.
*	Filed herewith.