Form 10-Q
period 2017-03-31
MITEL NETWORKS CORP
filed 2017-05-03
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

As of April 28, 2017, there were 122,729,070 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$56.5	$97.3
Accounts receivable (net of allowance for doubtful accounts of $12.5 and $11.8, respectively)	173.0	186.3
Sales-type lease receivables (net) (note 4)	5.6	5.8
Inventories (net) (note 5)	78.2	74.9
Other current assets (note 6)	80.6	57.7
Assets of component held for sale, current (note 3)	—	121.3

	393.9	543.3
Non-current portion of sales-type lease receivables (net) (note 4)	6.7	6.7
Deferred tax asset	194.8	185.2
Property and equipment (net)	36.1	39.1
Identifiable intangible assets (net) (note 7)	91.5	100.4
Goodwill	346.3	346.3
Other non-current assets	21.9	7.9
Assets of component held for sale, non-current (note 3)	—	332.5

	$1,091.2	$1,561.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$180.7	$200.6
Current portion of deferred revenue	92.5	88.0
Current portion of long-term debt (note 9)	12.4	38.9
Liabilities of component held for sale, current (note 3)	—	58.3

	285.6	385.8
Long-term debt (note 9)	225.0	547.1
Long-term portion of deferred revenue	38.6	39.4
Deferred tax liability	9.2	10.0
Pension liability (note 10)	145.6	145.5
Other non-current liabilities	25.2	25.9
Liabilities of component held for sale, non-current (note 3)	—	24.8

	729.2	1,178.5

Commitments, guarantees and contingencies (note 11)
Shareholders’ equity:
Common shares, without par value — unlimited shares authorized; issued and outstanding: 122.7 and 122.0, respectively (note 12)	1,429.2	1,425.1
Warrants (note 13)	39.1	39.1
Additional paid-in capital	51.3	57.1
Accumulated deficit	(962.6)	(946.7)
Accumulated other comprehensive loss	(195.0)	(191.7)

	362.0	382.9

	$1,091.2	$1,561.4

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues	$223.1	$233.0
Cost of revenues	104.0	109.2

Gross margin	119.1	123.8

Expenses:
Selling, general and administrative	83.4	84.8
Research and development	22.8	25.2
Special charges and restructuring costs (note 15)	10.8	13.4
Amortization of acquisition-related intangible assets	8.6	8.8

	125.6	132.2

Operating loss	(6.5)	(8.4)
Interest expense	(3.2)	(4.5)
Debt retirement and other debt costs (note 9)	(18.0)	(1.3)
Other income, net (expense)	0.6	(0.7)

Loss from continuing operations, before income taxes	(27.1)	(14.9)
Current income tax recovery (expense)	(1.1)	(2.1)
Deferred income tax recovery (expense)	8.5	5.2

Net loss from continuing operations	(19.7)	(11.8)
Net loss from discontinued operations, net of tax (note 3)	(1.4)	(10.6)

Net loss	$(21.1)	$(22.4)

Net loss per common share – Basic and Diluted
Net loss per share from continuing operations	$(0.16)	$(0.10)
Net loss per share from discontinued operations	$(0.01)	$(0.09)
Net loss per share	$(0.17)	$(0.19)
Weighted-average number of common shares outstanding (note 14)
Basic and Diluted	122.2	120.9

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net loss	$(21.1)	$(22.4)

Other comprehensive income (loss):
Foreign currency translation adjustments	(2.0)	1.0
Pension liability adjustments	(1.3)	(12.1)

	(3.3)	(11.1)

Comprehensive loss	$(24.4)	$(33.5)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Common Shares			Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Number	Amount	Warrants	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2015	120.8	$1,414.2	$39.1	$49.0	$(729.4)	$(168.0)	$604.9

Comprehensive income (loss)	—	—	—	—	(22.4)	(11.1)	(33.5)
Exercise of stock options and vesting of restricted stock units	0.3	3.0	—	(2.8)	—	—	0.2
Stock-based compensation	—	—	—	4.3	—	—	4.3

Balance at March 31, 2016	121.1	$1,417.2	$39.1	$50.5	$(751.8)	$(179.1)	$575.9

Comprehensive income (loss)	—	—	—	—	(10.8)	(14.5)	(25.3)
Exercise of stock options and vesting of restricted stock units	0.4	4.4	—	(3.1)	—	—	1.3
Stock-based compensation	—	—	—	3.9	—	—	3.9

Balance at June 30, 2016	121.5	$1,421.6	$39.1	$51.3	$(762.6)	$(193.6)	$555.8

Comprehensive income (loss)	—	—	—	—	25.1	(38.9)	(13.8)
Exercise of stock options and vesting of restricted stock units	0.4	2.9	—	(2.4)	—	—	0.5
Stock-based compensation	—	—	—	4.3	—	—	4.3

Balance at September 30, 2016	121.9	$1,424.5	$39.1	$53.2	$(737.5)	$(232.5)	$546.8

Comprehensive income (loss)	—	—	—	—	(209.2)	40.8	(168.4)
Exercise of stock options and vesting of restricted stock units	0.1	0.6	—	(0.4)	—	—	0.2
Stock-based compensation	—	—	—	4.3	—	—	4.3

Balance at December 31, 2016	122.0	$1,425.1	$39.1	$57.1	$(946.7)	$(191.7)	$382.9

Adoption of new accounting standard (note 2)	—	—	—	(5.2)	5.2	—	—
Comprehensive income (loss)	—	—	—	—	(21.1)	(3.3)	(24.4)
Repurchase of shares (note 12)	(0.1)	(1.4)	—	0.6	—	—	(0.8)
Exercise of stock options and vesting of restricted stock units	0.8	5.5	—	(4.5)	—	—	1.0
Stock-based compensation	—	—	—	3.3	—	—	3.3

Balance at March 31, 2017	122.7	$1,429.2	$39.1	$51.3	$(962.6)	$(195.0)	$362.0

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH PROVIDED BY (USED IN)
Operating activities:
Net loss	$(21.1)	$(22.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	12.8	25.4
Stock-based compensation	3.3	4.3
Deferred income tax expense (recovery)	(15.0)	(12.6)
Non-cash portion of debt retirement and other debt costs (note 9)	18.0	1.3
Gain on divestiture of the Mobile business unit (note 3)	(7.9)	—
Non-cash movements in provisions	1.4	0.9
Change in non-cash operating assets and liabilities (note 17)	19.2	39.9

Net cash provided by operating activities	10.7	36.8

Investing activities:
Additions to property, equipment and intangible assets	(4.3)	(5.0)
Proceeds from sale of discontinued operations, net of cash divested (note 3)	320.3	—

Net cash provided by (used in) investing activities	316.0	(5.0)

Financing activities:
Proceeds from issuance of term loan under the new credit facility (note 9)	150.0	—
Proceeds from borrowings under the new revolving credit facility (note 9)	95.0	—
Repayments of the new revolving credit facility	(17.0)	—
Payment of debt issue costs and other debt costs (note 9)	(6.6)	—
Repayments of the term loan under the prior credit facility (note 9)	(591.6)	(40.0)
Borrowings under the prior revolving credit facility	40.0	15.0
Repayments of the prior revolving credit facility	(40.0)	(15.0)
Repayment of capital lease liabilities and other long-term debt	(2.4)	(1.2)
Proceeds from issuance of common shares from option exercises	1.0	0.2
Repurchase of common shares (note 12)	(0.8)	—

Net cash used in financing activities	(372.4)	(41.0)

Effect of exchange rate changes on cash and cash equivalents	1.4	1.0

Net decrease in cash and cash equivalents	(44.3)	(8.2)
Cash and cash equivalents, beginning of period	100.8	91.6

Cash and cash equivalents, end of period	$56.5	$83.4

(Note 17 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2017 and March 31, 2016

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

These Interim Financial Statements and the accompanying notes should be read in conjunction with the annual financial statements and notes thereto for each of the years ended December 31, 2016, 2015 and 2014 (the “Annual Financial Statements”) contained in the Company’s report on Form 10-K filed with the SEC on March 1, 2017. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies at December 31, 2016 are described in note 2 to the Annual Financial Statements. There have been no significant changes to these policies, other than those noted below.

a)	Accounting pronouncements adopted in 2017

Stock-based compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Compensation – Stock Compensation” to simplify and improve accounting for stock-based compensation. The ASU, among other changes, allows for a policy election such that an entity can continue to estimate forfeitures at the time of grant or can account for forfeitures as they occur. The Company adopted this ASU in the first quarter of 2017 and has elected to account for forfeitures as they occur. The ASU requires a modified retrospective approach for the adoption. As a result, a cumulative-effect adjustment of $5.2 was recorded to contributed surplus and accumulated deficit as at January 1, 2017 to account for the elimination of the historical estimate of forfeitures on stock-based compensation awards.

Statement of cash flows

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” to address diversity in practice on certain specific cash flow issues. The ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company early-adopted this ASU on January 1, 2017 and the adoption did not have an effect on the consolidated financial statements.

Simplifying the test for goodwill impairment

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment” to simplify how an entity is required to test for goodwill impairment. As a result, an entity will perform its goodwill impairment test by comparing the carrying value of a reporting unit against the fair value and will record an impairment for the amount that the carrying value of a reporting unit exceeds the fair value. The ASU is effective prospectively for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company early-adopted this ASU on January 1, 2017 and will apply the new guidance prospectively on goodwill impairment tests.

b)	Accounting pronouncements issued but not yet adopted

Revenue recognition

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU supersedes most current revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued ASU 2015-14, ASU 2016-08 and ASU 2016-12, which clarified the guidance, provided scope improvements and amended the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for the Company in the first quarter of 2018, with early adoption permitted. The Company expects to adopt these ASUs in the first quarter of 2018.

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

Income statement classification of net pension benefit costs

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” to provide income statement classification guidance for components of the net benefit cost. The ASU requires that the service cost component be recorded in the same line as the other compensation costs for the relevant employee while the other components are to be recorded in a separate line item outside of income from operations and is to be adopted retrospectively. The ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and may be early-adopted. The Company expects the adoption will result in a reclassification of the non-service components of pension and post-retirement costs, primarily from selling general and administration expense to other income (loss) on the consolidated statement of operations. The Company’s pensions, including the net periodic cost, is disclosed in note 24 to the Annual Financial Statements.

3. DISCONTINUED OPERATIONS

On December 18, 2016, Mitel entered into a definitive agreement to divest its Mobile business unit to the parent company of Xura, Inc. (“Xura”) for approximately $350.0 in cash, a $35.0 non-interest bearing promissory note and an equity interest in Sierra Private Investments L.P. (“Sierra”), the limited partnership that will own both Xura and the Mobile business unit. The transaction closed on February 28, 2017. The cash portion of the purchase price is subject to adjustments for closing working capital, indebtedness and net advances to the business unit between December 31, 2016 and the closing of the transaction. The $35.0 non-interest bearing note is repayable at the earlier of a re-financing or replacement in full of Sierra’s existing credit facility, and 10 years from the date of closing. The equity interest in Sierra is represented by units that have a right to participate in future distributions of Sierra, on a pro rata basis with other equity holders of Sierra, but that right to participate is only effective after substantially all other equity holders of Sierra have received distributions equivalent to an 8.5% internal rate of return on their invested capital and is subject to a cap on distributions of $125.0. Mitel does not have significant participatory rights and does not have significant influence over Sierra.

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

Assets and liabilities held for sale for the Mobile business unit were as follows:

December 31, 2016
Assets of component held for sale, current:
Cash and cash equivalents	$3.5
Accounts receivable	83.2
Inventories	7.1
Other current assets	27.5

$121.3

Assets of component held for sale, non-current:
Property and equipment (net)	$13.8
Identifiable intangible assets (net)	215.3
Goodwill	99.5
Other non-current assets	3.9

$332.5

Liabilities of component held for sale, current:
Accounts payable and accrued liabilities	$43.3
Current portion of deferred revenue	14.6
Current portion of long-term debt – capital leases	0.4

$58.3

Liabilities of component held for sale, non-current:
Long-term debt – capital leases	$0.9
Long-term portion of deferred revenue	1.7
Deferred tax liability	14.3
Other non-current liabilities	7.9

$24.8

Summarized results of operations for the Mobile business unit are as follows:

	Three Months Ended March 31, 2017(1)	Three Months Ended March 31, 2016
Revenues	$8.0	$43.1
Cost of revenues	(6.3)	(19.1)
Selling, general and administrative expenses and	(5.5)	(12.4)
Research and development expenses	(8.4)	(11.6)
Special charges and restructuring costs	—	(2.4)
Amortization of acquisition-related intangible assets	—	(10.1)

	Three Months Ended March 31, 2017(1)	Three Months Ended March 31, 2016
Interest expense(2)	(3.7)	(5.5)
Gain on disposal	7.9	—

Loss from discontinued operations, before income taxes	(8.0)	(18.0)
Income tax recovery	6.6	7.4

Net loss from discontinued operations, net of income tax	$(1.4)	$(10.6)

(1)	Operating results for the three months ended March 31, 2017 consist of the operations up to the date of close, February 28, 2017.
(2)	Interest expense allocated to discontinued operations consists of the pro-rata allocation of interest expense on long-term debt that was repaid from the net proceeds of the sale of the Mobile business unit.

For the three months ended March 31, 2017 the loss from discontinued operations includes amortization and depreciation of nil and stock-based compensation of nil (three months ended March 31, 2016 — $11.5 and $0.8, respectively). The Mobile business unit incurred capital expenditures of $1.2 for the three months ended March 31, 2017 (three months ended March 31, 2016 — $0.2).

Gain on disposal

The Company recorded a gain on disposal of $7.9 in the first quarter of 2017 consisting of the fair value of consideration received of $379.0, less the carrying value of net assets of $362.9 (which includes cash divested of $30.8), costs to sell incurred in the first quarter of 2017 of $2.6 and liabilities for representations, warranties and indemnifications of $5.6, as described below. The fair value of consideration received of $379.0 consisted of cash proceeds of $351.1 received on February 28, 2017, proceeds from estimated working capital adjustment of $17.6, due in the second quarter of 2017, and the fair value of the non-interest bearing promissory note and units acquired of $10.3 (as described in note 4 to the Annual Financial Statements).

Representations, warranties and indemnifications

The Company has provided the buyer with certain representations, warranties and indemnifications relating to the operations of the Mobile business unit, in particular relating to income and sales taxes. As a result, the Company retained a liability, primarily for certain sales tax liabilities and uncertain tax positions relating to the Mobile business unit, of $5.6.

4. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases represents the value of sales-type leases held primarily in the U.S.. The Company currently sells the rental payments due to the Company from some of the sales-type leases. The Company maintains reserves against its estimate of potential recourse for the balance of sales-type leases (recorded net, against the receivable) and for the balance of sold rental payments remaining unbilled (recorded separately as a lease recourse liability included in other non-current liabilities). The following table provides detail on the sales-type leases:

	March 31, 2017				December 31, 2016
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$3.9	$(0.9)		$3.0	$4.7	$(1.0)		$3.7
Current portion of investment in sales-type leases	5.8	(0.2)		5.6	6.0	(0.2)		5.8
Non-current portion of investment in sales-type leases	6.9	(0.2)		6.7	6.9	(0.2)		6.7

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	16.6	(1.3)		15.3	17.6	(1.4)		16.2
Sold rental payments remaining unbilled	37.4	(1.3	)(1)	36.1	39.6	(1.3	)(1)	38.3

Total of sales-type leases unsold and sold	$54.0	$(2.6)		$51.4	$57.2	$(2.7)		$54.5

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended March 31, 2017, the Company sold $2.8 of rental payments and recorded gains on sale of those rental payments of $0.3 (three months ended March 31, 2016—sold $3.9 and recorded gains of $0.7). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of March 31, 2017

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$1.9	$0.9	$1.1	$2.0	$3.9
Investment in sold and unsold sales-type lease receivables	46.0	4.1	—	4.1	50.1

Total gross sales-type leases	47.9	5.0	1.1	6.1	54.0
Allowance	(1.1)	(0.7)	(0.8)	(1.5)	(2.6)

Total net sales-type leases	$46.8	$4.3	$0.3	$4.6	$51.4

Aging Analysis as of December 31, 2016

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.0	$1.7	$1.0	$2.7	$4.7
Investment in sold and unsold sales-type lease receivables	43.5	8.9	0.1	9.0	52.5

Total gross sales-type leases	45.5	10.6	1.1	11.7	57.2
Allowance	(1.1)	(0.8)	(0.8)	(1.6)	(2.7)

Total net sales-type leases	$44.4	$9.8	$0.3	$10.1	$54.5

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

The following table shows the activity of the allowance for credit losses on sales-type leases:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Allowance for credit losses on sales-type leases, opening	$(2.7)	$(3.7)
Write-offs	0.1	0.8
Recoveries	—	0.2

Allowance for credit losses on sales-type leases, closing	$(2.6)	$(2.7)

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	March 31, 2017	December 31, 2016
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$3.4	$3.2
Allowance against sales-type leases individually evaluated for impairment	(1.4)	(1.4)

Sales-type leases individually evaluated for impairment, net	$2.0	$1.8

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$50.6	$54.0
Allowance against sales-type leases collectively evaluated for impairment	(1.2)	(1.3)

Sales-type leases collectively evaluated for impairment, net	$49.4	$52.7

5. INVENTORIES

	March 31, 2017	December 31, 2016
Raw materials	$6.2	$7.3
Finished goods(1)	73.1	69.7
Service inventory	7.8	6.4
Less: provision for excess and obsolete inventory(1)	(8.9)	(8.5)

	$78.2	$74.9

(1)	At March 31, 2017, finished goods are recorded net of approximately $10.8 of historical inventory provision remaining from acquisitions, as discussed in note 3 of the Annual Financial Statements (December 31, 2016 – $11.5). This amount will decrease as the related inventory acquired is sold or written off.

6. OTHER CURRENT ASSETS

	March 31, 2017	December 31, 2016
Prepaid expenses and deferred charges	$28.8	$26.0
Unbilled receivables	4.8	5.3
Due from related parties (note 19)	0.3	0.3
Income tax receivable	11.0	10.5
Other receivables(1)	34.8	14.7
Restricted cash	0.9	0.9

	$80.6	$57.7

(1)	Includes the net working capital adjustment of $17.6 due in the second quarter of 2017 relating to the divestiture of the Mobile business unit, as described in note 3.

7. IDENTIFIABLE INTANGIBLE ASSETS

	March 31, 2017			December 31, 2016
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$169.9	$(94.7)	$75.2	$169.9	$(87.3)	$82.6
Customer relationships	17.2	(7.2)	10.0	17.2	(6.6)	10.6
Patents, trademarks and other	34.7	(28.4)	6.3	34.6	(27.4)	7.2

	$221.8	$(131.3)	$91.5	$221.7	$(121.3)	$100.4

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2017	December 31, 2016
Trade payables	$41.9	$45.5
Employee-related payables	37.7	39.6
Accrued liabilities	65.1	75.5
Restructuring, warranty and other provisions	16.2	18.9
Due to related parties (note 19)	1.3	0.8
Other payables	18.5	20.3

	$180.7	$200.6

9. LONG-TERM DEBT

	March 31, 2017	December 31, 2016
Term loan, five-year term, maturing March 2022	$150.0	$—
Revolving credit facility, maturing March 2022	78.0	—
Term loan, maturing April 2022, repaid in March 2017	—	591.6
Unamortized original issue discount, recorded net against term loan	—	(4.7)
Unamortized debt issue costs, recorded net against term loan	(2.0)	(12.6)
Capital leases, at interest rates varying from 5.1% to 7.0%, maturity dates of up to four years, secured by the leased assets	11.4	11.7

	237.4	586.0
Less: current portion	(12.4)	(38.9)

	$225.0	$547.1

The senior credit facilities consist of a $150.0 term loan and a $350.0 revolving facility (the “March 2017 Credit Facilities”). At March 31, 2017, $78.0 was drawn on the revolving facility (December 31, 2016 — nil). Our prior credit facilities (the “April 2015 Credit Facilities”) were repaid in March 2017 in conjunction with the new financing, as described below.

March 2017 financing

On March 9, 2017, Mitel refinanced its senior secured credit facilities. The new credit facilities were comprised of a $150.0 term loan and a $350.0 revolving facility (together, the “March 2017 Credit Facilities”). Proceeds of $150.0 from the term loan along with amounts drawn on the revolving facility of $95.0 and cash on hand, were used to repay the remaining principal and accrued interest outstanding under the prior credit facilities, as well as fees and expenses related to the new financing.

Costs relating to the term loan were $2.0 and are recorded net against the term loan and are amortized over the term of the term loan. Costs of $4.6 relating to the revolving facility are recorded as other non-current assets and are amortized on a straight-line basis over the term of the revolving facility.

The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin or, at the option of the Company, a base rate plus an applicable margin, and mature in March 2022. The revolving credit facility also has an undrawn commitment fee. The applicable margin and the undrawn commitment fee on the revolving credit facility are based on the Consolidated Total Net Leverage Ratio (the “Leverage Ratio”), as defined in the credit facility (the ratio of Consolidated Total Indebtedness, net of up to $50.0 of unrestricted cash, to the trailing twelve months Consolidated EBITDA, as defined in the credit facility), and are as follows:

Consolidated Total Net Leverage Ratio	Commitment Fee	Applicable Margin on LIBOR Rate Borrowings
Less than 1.25	0.25%	1.75
Greater than or equal to 1.25 but less than 1.75	0.25%	2.00
Greater than or equal to 1.75 but less than 2.25	0.30%	2.25
Greater than or equal to 2.25 but less than 2.75	0.35%	2.50
Greater than or equal to 2.75	0.35%	3.00

The Company is required to make principal repayments on the term loan of $1.9 per quarter from June 2017 to March 2018, $2.8 per quarter from June 2018 to March 2020 and $3.8 per quarter from June 2020 to December 2021.

The term loan can be repaid without premium or penalty. The March 2017 Credit Facilities have customary default clauses, such that repayment of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the March 2017 Credit Facilities.

The March 2017 Credit Facilities contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum Leverage Ratio and a minimum Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, both as defined in the credit facility) (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, and (f) limitations on the payment of dividends and repurchases of shares. The Company was in compliance with these covenants at March 31, 2017. The maximum Leverage Ratio is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2017 through June 30, 2018	3.50
July 1, 2018 and thereafter	3.25

The maximum Leverage Ratio is increased to 3.75 for the four fiscal quarters following a Material Acquisition, as defined in the credit facility.

The maximum Leverage Ratio and actual Leverage Ratio are as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
March 31, 2017	3.50	1.17

The minimum Interest Coverage Ratio throughout the term of the credit facility is 3.00. The Interest Coverage Ratio at March 31, 2017 was 4.71.

Other debt prepayments

In March 2017, prior to the refinancing, the Company repaid $338.1 on its prior credit facilities using proceeds from the divestiture of the Mobile business unit, as described in note 3. In addition, in January 2017 the Company made prepayments of $22.6 on its term loan. In the first quarter of 2017, the Company expensed $18.0 of unamortized debt issue costs and unamortized original issue discount relating to the prepayments and the full repayment of the prior credit facilities, as described above.

In 2016, Mitel made prepayments on its term loan of $25.0 in January, $15.0 in March, $13.6 in June and $11.5 in July and recorded debt retirement costs of $1.3, $0.4 and $0.4 in the first, second and third quarter of 2016, respectively, for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount relating to the prepayments.

10. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans primarily in the U.K., France and Germany as well as a multiple-employer defined benefit pension plan in Switzerland. At March 31, 2017, the net pension liability was $145.6 (December 31, 2016—$145.5).

The Company’s net periodic benefit cost was as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Defined contribution plans
Contribution expense	$3.1	$3.5
Defined benefit plans
Current service cost	0.6	0.7
Interest cost	2.1	2.6
Expected return on plan assets	(2.2)	(2.7)
Recognized actuarial loss(1)	0.9	0.6

Total periodic benefit cost, net	$4.5	$4.7

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of accumulated other comprehensive loss into operating expenses, primarily selling, general and administrative expense.

11. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Letters of Credit and Guarantees

Letters of credit, financial guarantees and other similar instruments are reviewed regularly, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $8.8 as of March 31, 2017 (December 31, 2016 — $6.2). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of March 31, 2017 and December 31, 2016.

12. SHARE CAPITAL

Share Capital

At March 31, 2017 and December 31, 2016, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

In March 2017, the Company’s board of directors authorized a common share buyback program. In a filing with the Toronto Stock Exchange (the “TSX”), the TSX has accepted the company’s Notice of Intention to Make a Normal Course Issuer Bid (the “Notice”). Pursuant to the Notice, Mitel may purchase up to 7.8 million Mitel common shares (the “Buyback Program”), representing approximately 10% of its public float. Mitel may purchase its common shares, from time to time, if it believes that the market price of its common shares is attractive and that the purchase would be an appropriate use of corporate funds and in the best interests of the Company. Common shares purchased pursuant to the Buyback Program will be cancelled. The Buyback Program commenced on March 9, 2017 and will terminate no later than March 8, 2018.

For the three months ended March 31, 2017, Mitel repurchased and cancelled 0.1 million common shares at a total cost of $0.8. For the year-ended December 31, 2016, Mitel did not repurchase any of its common shares.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Number of Options		Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	8.3		$7.01	9.4	$6.97
Granted	—	(1)	$6.59	0.8	$7.17
Exercised	(0.3)		$4.07	(0.1)	$4.70
Forfeited	(0.3)		$8.31	(0.1)	$8.27
Expired	—	(1)	$8.98	(0.5)	$5.42

Balance, end of period	7.7		$7.03	9.5	$7.09

Number of options exercisable	5.9		$6.73	5.4	$6.46

(1)	Number of options is less than 0.1 for the period.

Restricted Stock Units

In the three months ended March 31, 2017, 1.4 million restricted stock units (“RSUs”) were granted and 0.6 million RSUs vested (three months ended March 31, 2016 —1.4 million and 0.3, respectively). At March 31, 2017, 3.5 million RSUs were outstanding (December 31, 2016 – 3.1 million).

Performance Share Units

In the three months ended March 31, 2017, the Company granted 0.4 million performance share units (“PSUs”) under the Company’s 2014 Equity Incentive Plan. PSUs are convertible into common stock to the extent that the performance target is met. The performance target for PSUs is a cumulative annual growth rate (“CAGR”) of Mitel stock traded on the NASDAQ stock exchange over the term of the PSU. If the CAGR is less than 10%, then PSUs do not vest. If the CAGR is greater than 25%, the PSUs vest at a ratio of 2 common stock for each PSU. For CAGRs from 10% to 25%, the PSUs vest at ratio of between 0.5 and 2.0 common stocks for each PSU, depending on the CAGR. PSUs have a term of three years. At March 31, 2017, 0.4 million PSUs were outstanding (December 31, 2016 – nil).

The number of stock-based awards available for grant under the Company’s 2014 Equity Incentive Plan at March 31, 2017 was 0.8 million (December 31, 2016—2.7 million).

13. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	March 31, 2017	December 31, 2016
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At March 31, 2017, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2016—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

14. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three Months Ended
	March 31, 2017	March 31, 2016
Weighted average common shares outstanding, basic and diluted	122.2	120.9

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three Months Ended
(Average number outstanding, in millions)	March 31, 2017	March 31, 2016
Stock options	4.6	5.6
RSUs	1.8	3.7

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

	Three Months Ended
(Average number outstanding, in millions)	March 31, 2017	March 31, 2016
Stock options	3.2	4.0
RSUs	1.8	—
Warrants	2.5	2.5

Additionally, for the three months ended March 31, 2017, 0.4 million PSUs (three months ended March 31, 2016 – nil), which could potentially dilute earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

15. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $10.8 were recorded in the three months ended March 31, 2017. The costs consisted of $2.7 of employee-related charges, $0.1 of facility-reduction related charges, $8.0 of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 35 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred.

Special charges and restructuring costs of $13.4 were recorded in the three months ended March 31, 2016. The costs consisted of $4.9 of employee-related charges, $0.3 of facility-reduction related charges, $4.1 of integration-related charges and $4.1 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 25 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the terminated acquisition of Polycom, as described in note 28 to the Annual Financial Statements.

At March 31, 2017, the workforce reduction liability of $7.6 and the current portion of the lease termination obligation liability of $2.7 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $1.4 included in other non-current liabilities.

The following table summarizes the change in provision:

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2015	$13.7	$5.6	$19.3

Charges	4.9	0.3	5.2
Cash payments	(3.8)	(0.8)	(4.6)

Balance of provision as of March 31, 2016	$14.8	$5.1	$19.9

Charges	6.5	0.2	6.7
Cash payments	(8.1)	(0.6)	(8.7)

Balance of provision as of June 30, 2016	$13.2	$4.7	$17.9

Charges	4.1	0.8	4.9
Cash payments	(5.7)	(0.6)	(6.3)

Balance of provision as of September 30, 2016	$11.6	$4.9	$16.5

Charges	5.0	0.3	5.3
Cash payments	(7.9)	(0.7)	(8.6)

Balance of provision as of December 31, 2016	$8.7	$4.5	$13.2

Charges	2.7	0.1	2.8
Cash payments	(3.8)	(0.5)	(4.3)

Balance of provision as of March 31, 2017	$7.6	$4.1	$11.7

16. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. In the first quarter of 2017, in conjunction with the sale of the Company’s Mobile business, as described in note 3, the business was realigned such that the CEO reviews financial information of the enterprise on a consolidated basis for the purpose of making operating decisions and assessing financial performance. As a result, the Company has concluded it has a single operating segment as a global provider of business communications and collaboration software and services.

The following table presents product, service and cloud recurring revenues and gross margin for the Company’s operating segment:

	Three Months Ended March 31,
	2017	2016
Revenues
Product	$132.7	$139.2
Services	59.4	65.6
Cloud recurring	31.0	28.2

Total revenues	223.1	233.0

Gross margin
Product	73.2	80.9
Services	30.2	28.9
Cloud recurring	15.7	14.0

Total gross margin	$119.1	$123.8

Geographic information

The Company reports revenues by geographic location as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa; and

•	Asia-Pacific, consisting of the continent of Asia and the Pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following geographic locations based on location of the customers.

	Three Months Ended
	March 31, 2017	March 31, 2016
Canada	$7.8	$8.0
United States	95.0	104.9
Rest of Americas	3.2	2.7

Americas	106.0	115.6

Germany	21.2	24.7
U.K.	23.4	23.3
Rest of EMEA	65.3	62.9

EMEA	109.9	110.9

Asia-Pacific	7.2	6.5

	$223.1	$233.0

17. SUPPLEMENTARY CASH FLOW INFORMATION

	Three Months Ended
	March 31, 2017	March 31, 2016
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$70.5	$47.4
Inventories	(2.5)	2.9
Other current assets	(2.5)	(6.8)
Other non-current assets	(0.2)	0.7
Accounts payable and accrued liabilities	(47.8)	3.1
Deferred revenue	4.2	(5.2)
Other non-current liabilities	(0.7)	(1.2)
Change in pension liability	(1.8)	(1.0)

	Three Months Ended
	March 31, 2017	March 31, 2016
	$19.2	$39.9

Other items:
Interest payments	$11.2	$9.5
Income tax payments	$2.3	$4.8
Property and equipment additions financed through capital lease	$0.8	$2.3

Cash and cash equivalents at March 31, 2017 consisted of cash of $55.4 (December 31, 2016—$96.2) and cash equivalents of $1.1 (December 31, 2016—$1.1).

18. HEDGING ACTIVITIES

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

Fair value hedging

At March 31, 2017, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Canadian dollars and U.S. dollars at fixed rates on a notional amount of $8.2 and $49.8 U.S. dollars, respectively and to sell Australian dollars, Euros, Swiss francs, Norwegian kroner and Swedish kronor at fixed rates on a notional amount of $3.8, $24.2, $15.5, $2.8 and $11.8 U.S. dollars, respectively. At March 31, 2017, all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. At March 31, 2017, the Company had a net unrealized gain from fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.2.

At December 31, 2016, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Canadian dollars, Indian rupee, Indonesia rupiah and U.S. dollars at fixed rates on a notional amount of $7.8, $7.4, $3.8 and $81.4 U.S. dollars, respectively and to sell Australian dollars, Euros, Swiss francs, Singapore dollars and Swedish kronor at fixed rates on a notional amount of $8.4, $54.8, $10.2, $10.3 and $16.7 U.S. dollars, respectively. At December 31, 2016, all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. At December 31, 2016, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.2.

19. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”), a director of the Company, and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) is a shareholder of the Company and is party to a Shareholders’ Agreement, as disclosed in note 16 to the Annual Financial Statements. Significant transactions with the Matthews Group include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three months ended March 31, 2017, Mitel recorded lease expense for base rent and operating costs of $1.2 (three months ended March 31, 2016—$1.1).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.2 and $1.1, respectively, for the three months ended March 31, 2017 (three months ended March 31, 2016—$0.3 and $1.2, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements (“Interim Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (“Report”) and our audited annual consolidated financial statements (“Annual Financial Statements”) included in our report on Form 10-K for the year ended December 31, 2016 (“Annual Report”). All amounts are expressed in U.S. dollars unless otherwise noted.

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate”, “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. There is no guarantee that the expected events or expected results will actually occur. In particular, this Report contains forward-looking statements pertaining to, among other matters: the inherent uncertainty associated with financial or other projections, the ability to recognize the anticipated benefits from the divestment of our Mobile Division; risks associated with the non-cash consideration received by us in connection with the divestment of the Mobile Division; the impact to our business that could result from the announcement of the divestment of the Mobile Division; the anticipated size of the markets and continued demand for our products and services; access to available financing on a timely basis and on reasonable terms; our ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; current and ongoing global economic instability, political unrest and related sanctions; intense competition; our reliance on channel partners for a significant component of our sales; our dependence upon a small number of outside contract manufacturers to manufacture our products; and, our ability to successfully implement and achieve our business strategies, including our growth of the company through acquisitions and the integration of recently acquired businesses and realization of synergies. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

These statements reflect our current views with respect to future events and are based on assumptions and factors and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made certain assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report, as a result of various factors, including the risks and uncertainties discussed in the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report.

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

Overview

We are a global provider of cloud-based and premise-based communications and collaboration solutions. Through our software product development, we help more than 60 million business end users, including more than three million cloud communications end users around the world, to seamlessly connect, collaborate and provide innovative solutions to their customers.

Our revenues are generated through the sale of unified communications and collaboration (“UCC”) solutions. Our solutions generally include a communications platform (premise-based, cloud-based or a hybrid), phones (wired and wireless), unified communications and collaboration (“UCC”) applications (including contact center applications) as well as various value-added services. Our premise-based solutions are generally sold for a fixed upfront fee, with recurring revenues being driven by services such as hardware and software maintenance. Our cloud-based solutions are often sold under a recurring billing model, where the customer pays a fixed monthly fee under an initial three-year to five-year contract.

Significant Events and Recent Developments – 2017

Mitel initiates a share buyback program

In March 2017, the Company initiated a common share buyback program by filing a Notice of Intention to Make a Normal Course Issuer Bid (the “Notice”). Pursuant to the Notice, Mitel may purchase up to 7.8 million Mitel common shares, representing approximately 10% of its public float. For the three months ended March 31, 2017, Mitel repurchased and cancelled 0.1 million common shares at a total cost of $0.8 million.

Mitel completes the refinancing of its senior credit facilities

On March 9, 2017, Mitel refinanced its senior secured credit facilities. The new credit facilities were comprised of a $150.0 million term loan and a $350.0 million revolving facility (together, the “March 2017 Credit Facilities”). Proceeds of $150.0 million from the term loan along with amounts drawn on the revolving facility of $95.0 million and cash on hand, were used to repay the remaining principal and accrued interest outstanding under the prior credit facilities, as well as fees and expenses related to the new financing.

The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin or, at the option of the Company, a base rate plus an applicable margin, and mature in March 2022. The revolving credit facility also has an undrawn commitment fee. The applicable margin and the undrawn commitment fee on the revolving credit facility are based on the Consolidated Total Net Leverage Ratio (the “Leverage Ratio”), as defined in the credit facility (the ratio of Consolidated Total Indebtedness, net of up to $50.0 million of unrestricted cash, to the trailing twelve months Consolidated EBITDA, as defined in the credit facility), and are as follows:

Consolidated Total Net Leverage Ratio	Commitment Fee	Applicable Margin on LIBOR Rate Borrowings
Less than 1.25	0.25%	1.75
Greater than or equal to 1.25 but less than 1.75	0.25%	2.00
Greater than or equal to 1.75 but less than 2.25	0.30%	2.25
Greater than or equal to 2.25 but less than 2.75	0.35%	2.50
Greater than or equal to 2.75	0.35%	3.00

The Company is required to make principal repayments on the term loan of $1.9 million per quarter from June 2017 to March 2018, $2.8 million per quarter from June 2018 to March 2020 and $3.8 million per quarter from June 2020 to December 2021.

Mitel divests its Mobile business unit — February 2017

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

As a result of the divestiture, the operations of the Mobile business unit have been classified as discontinued operations on the consolidated statements of operations and the assets and liabilities of the Mobile business unit have been classified as assets and liabilities held for sale at December 31, 2016. A description of the divestiture and the operating results of the Mobile business unit are further described in note 3 to the Interim Financial Statements.

Significant Events and Recent Developments – 2016

Mitel receives $60.0 million termination fee — July 2016

On April 15, 2016, Mitel and Polycom, Inc. (“Polycom”) (NYSE:PLCM) entered into a definitive merger agreement under which Mitel agreed to acquire all of the outstanding shares of Polycom common stock in a cash and stock transaction. On July 7, 2016, Polycom’s board of directors notified Mitel that it had received a binding offer from a third party to acquire

Polycom and that Polycom’s board of directors concluded that such offer constituted a “Company Superior Proposal” under its merger agreement with Mitel. Later, on July 7, 2016, Mitel waived its right to renegotiate the consideration payable to Polycom stockholders under the merger agreement. On July 8, 2016, Polycom paid Mitel a termination fee of $60.0 million and the merger agreement was terminated. The termination fee is recorded as Income from Termination Fee Received on the consolidated statement of operations for the year ended December 31, 2016.

Prepayments of term loan — January 2016, March 2016, June 2016 and July 2016

We made prepayments on our term loan of $25.0 million in January 2016, $15.0 million in March 2016, $13.6 million in June 2016 and $11.5 million in July 2016.

Operating Results

Total revenue for the three months ended March 31, 2017 was $223.1 million compared to $233.0 million for the three months ended March 31, 2016. The decrease in revenues is due primarily to lower product and service revenues in the U.S., which were partially offset by continued growth in cloud recurring revenues. Our revenues in the EMEA region were relatively flat as stronger volumes were offset by the effect of foreign exchange due to the strengthening of the U.S. dollar over the last twelve months, in particular against the British pound sterling. Our operating loss for the three months ended March 31, 2017 was $6.5 million compared to an operating loss of $8.4 million for the three months ended March 31, 2016. The lower operating loss was largely driven by lower operating costs due to restructuring actions and lower special charges and restructuring costs, which were partially offset by lower gross margin due to lower revenues.

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

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three Months Ended March 31,				Change
	2017		2016
	Amounts	% of Revenues	Amounts	% of Revenues	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$223.1	100.0%	$233.0	100.0%	$(9.9)	(4.2)
Cost of revenues	104.0	46.6%	109.2	46.9%	(5.2)	(4.8)

Gross margin	119.1	53.4%	123.8	53.1%	(4.7)	(3.8)

Selling, general and administrative	83.4	37.4%	84.8	36.4%	(1.4)	(1.7)
Research and development	22.8	10.2%	25.2	10.8%	(2.4)	(9.5)
Special charges and restructuring costs	10.8	4.8%	13.4	5.8%	(2.6)	(19.4)
Amortization of acquisition-related intangible assets	8.6	3.9%	8.8	3.8%	(0.2)	(2.3)

	125.6	56.3%	132.2	56.7%	(6.6)	(5.0)

Operating loss	(6.5)	(2.9)%	(8.4)	(3.6)%	1.9	(22.6)
Interest expense	(3.2)	(1.4)%	(4.5)	(1.9)%	1.3	(28.9)
Debt retirement and other debt costs	(18.0)	(8.1)%	(1.3)	(0.6)%	(16.7)	*
Other income (expense), net	0.6	0.3%	(0.7)	(0.3)%	1.3	*

	Three Months Ended March 31,				Change
	2017		2016
	Amounts	% of Revenues	Amounts	% of Revenues	Amount	%
	(in millions, except percentages and per share amounts)
Income tax recovery	7.4	3.3%	3.1	1.3%	4.3	*

Net loss from continuing operations	(19.7)	(8.8)%	(11.8)	(5.1)%	(7.9)	66.9
Net loss from discontinued operations, net of income tax	(1.4)	(0.6)%	(10.6)	(4.5)%	9.2	*

Net loss	$(21.1)	(9.5)%	$(22.4)	(9.6)%	$1.3	(5.8)

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$21.0	9.4%	$22.7	9.7%	$(1.7)	(7.5)
Adjusted EBITDA from discontinued operations	(12.2)	(5.5)%	2.9	1.2%	(15.1)	*

Adjusted EBITDA	$8.8	3.9%	$25.6	11.0%	$(16.8)	(65.6)

Net loss per common share — Basic and Diluted
Net loss per share from continuing operations	$(0.16)		$(0.10)
Net loss per share from discontinued operations	$(0.01)		$(0.09)
Net loss per common share	$(0.17)		$(0.19)

*	The comparison is not meaningful.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net loss	$(21.1)	$(22.4)
Net loss from discontinued operations	1.4	10.6

Net loss from continuing operations	(19.7)	(11.8)
Adjustments:
Interest expense	3.2	4.5
Income tax expense (recovery)	(7.4)	(3.1)
Amortization and depreciation	12.8	13.9
Foreign exchange loss	—	1.0
Special charges and restructuring costs	10.8	13.4
Stock-based compensation	3.3	3.5
Debt retirement and other debt costs	18.0	1.3

Adjusted EBITDA from continuing operations	21.0	22.7
Adjusted EBITDA from discontinued operations (1)	(12.2)	2.9

Adjusted EBITDA	$8.8	$25.6

(1)	The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the three months ended March 31, 2016 consists of interest expense of $5.5 million, income tax recovery of $7.4 million, amortization and depreciation of $11.5 million, special charges and restructuring costs of $2.4 million, stock-based compensation of $0.8 million and purchase accounting adjustments of $0.7 million. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the three months ended March 31, 2017 consists of interest expense of $3.7 million, income tax recovery of $6.6 million and a gain on disposal of $7.9 million.

We define Adjusted EBITDA as net income (loss), adjusted for the items as noted in the above tables. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from operations or any other measure of financial performance calculated and presented in accordance with GAAP. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures and the manner that we compensate for those limitations, as described in Item 6. Selected Financial Data in our Annual Report.

Results of Operations

Revenues

The following table sets forth revenues in dollars and as a percentage of total revenues:

	Three months ended March 31,
	2017		2016		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Product	$132.7	59.5%	$139.2	59.7%	$(6.5)	(4.7)
Services	59.4	26.6%	65.6	28.2%	(6.2)	(9.5)
Cloud recurring	31.0	13.9%	28.2	12.1%	2.8	9.9

	$223.1	100.0%	$233.0	100.0%	$(9.9)	(4.2)

Revenues decreased primarily as the result of lower product and service sales driven by lower revenues in the U.S., partially offset by an increase in cloud recurring revenues. Our EMEA region revenues were relatively flat as stronger volumes were offset by unfavorable movements in foreign exchange rates. In the first quarter of 2017 when compared to the first quarter of 2016, there was a general weakening of foreign currencies when compared against the U.S. dollar. In particular, the Euro and British pound sterling were weaker against the U.S. dollar by an average of 3.0% and 13.3%, respectively in the first quarter of 2017 when compared to the first quarter of 2016. We estimate that the change in foreign exchange rates accounted for an absolute 2.2% of the decrease of revenues.

When compared to the first quarter of 2016, product revenues decreased by $6.5 million, or 4.7%, to $132.7 million as a result of lower volumes, partially due to customers migrating to a cloud recurring model. When compared to the first quarter of 2016, our services revenues decreased by $6.2 million, or 9.5%, to $59.4 million partially due to lower installation revenues due to timing of projects, and lower product volumes. Our cloud recurring revenues increased by $2.8 million, or 9.9%, to $31.0 million as customers continue to migrate to a cloud recurring model.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended March 31,
	2017		2016		Change
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
		(in millions, except percentages)
Product	$73.2	55.2%	$80.9	58.1%	$(7.7)	(2.9)
Services	30.2	50.8%	28.9	44.1%	1.3	6.7
Cloud recurring	15.7	50.6%	14.0	49.6%	1.7	1.0

	$119.1	53.4%	$123.8	53.1%	$(4.7)	0.3

In the first quarter of 2017, overall gross margin percentage increased by an absolute 0.3% to 53.4% compared to 53.1% for the first quarter of 2016.

When compared to the gross margin percentage for the first quarter of 2017, product gross margin percentage decreased by an absolute 2.9% to 55.2% due to lower revenues, as certain cost of sales are fixed, the effect of unfavorable changes in foreign exchange rates (as a lower percentage of cost of sales is denominated in Euros and British pound sterling when compared to the percentage of revenues denominated in those currencies), and product mix. Services gross margin increased by an absolute 6.7% to 50.8%, largely due to realized savings from the results of restructuring actions and the mix of contracts completed during the quarter.

When compared to the gross margin percentage for the first quarter of 2016, Cloud recurring gross margin percentage increased by an absolute 1.0% to 50.6% due primarily to the effect of higher sales, as we saw growth in our higher gross margin percentage cloud offerings.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 37.4% of revenues in the first quarter of 2017 from 36.4% in the first quarter of 2016, a decrease of $1.4 million in absolute dollars. Our SG&A expenses for the first quarter of 2017 included $3.3 million (first quarter of 2016—$3.5 million) of stock-based compensation expense. SG&A expenses decreased in absolute dollars due to realized savings from restructuring activities undertaken in the last twelve months and the effect of foreign exchange rates, which were partially offset by investments to support cloud-related growth initiatives.

We continue to monitor our cost base closely in an effort to keep our future operating expenditures in line with future revenue levels. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved in future years.

Research and Development (“R&D”)

R&D expenses in the first quarter of 2017 decreased to 10.2% of revenues compared to 10.8% of revenues for the first quarter of 2016, a decrease of $2.4 million in absolute dollars. The decrease was primarily due to realized savings from restructuring activities undertaken in the last twelve months and the effect of foreign exchange rates, which were partially offset by investments to support cloud-related growth initiatives.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given period. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $10.8 million in the first quarter of 2017. The costs consisted of $2.7 million of employee-related charges, $0.1 million of facility-reduction related charges, $8.0 million of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 35 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred.

We recorded special charges and restructuring costs of $13.4 million in the first quarter of 2016. The costs consisted of $4.9 million of employee-related charges, $0.3 million of facility-reduction related charges, $4.1 million of integration-related charges as well as $4.1 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 25 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the terminated acquisition of Polycom, as described under “Significant Events and Recent Developments”, above.

We expect to incur additional costs in the future to gain operating efficiencies. The timing and potential amount of such costs will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Amortization of acquisition-related intangible assets

In the three months ended March 31, 2017, amortization of acquisition-related intangible assets decreased to $8.6 million compared to $8.8 million for the three months ended March 31, 2016.

Operating Loss

We reported an operating loss of $6.5 million in the first quarter of 2017 compared to an operating loss of $8.4 million in the first quarter of 2016. The lower operating loss was largely driven by lower operating costs due to restructuring actions and lower special charges and restructuring costs, which were partially offset by lower gross margin due to lower revenues.

Non-Operating Expenses

Interest Expense

Interest expense from continuing operations was $3.2 million in the first quarter of 2017 compared to $4.5 million in the first quarter of 2016. The decrease in interest expense was due to the refinancing of our credit agreement in March 2017 at a lower effective interest rate, as described under “Significant Events and Recent Developments”, above. In addition, for the three months ended March 31, 2017, interest expense of $3.7 million was classified as discontinued operations for the two month-period up to the date of sale of February 28, 2017, which consists of interest expense on the approximate $350.0 million of term loan that was repaid in connection with the sale of the Mobile business unit (three months ended March 31, 2016 - $5.5 million of interest expense).

Debt retirement costs

In the first quarter of 2017, we recorded debt retirement costs of $18.0 million relating to the write-off of the unamortized debt issue costs and original issue discount of our prior credit facilities as a result the March 2017 refinancing, as described under “Significant Events and Recent Developments”, above.

In the first quarter of 2016, we recorded debt retirement costs of $1.3 million relating to a write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of a $25.0 million voluntary prepayment of our term loan in January 2016 and a $15.0 million voluntary prepayment of our term loan in March 2016.

Income tax expense

For the first quarter of 2017, we recorded a net income tax recovery of $7.4 million compared to a recovery of $3.1 million for the first quarter of 2016. The higher tax recovery in the first quarter of 2017 was primarily due to a higher net loss before income taxes. The tax recoveries in the first quarter of 2017 and first quarter of 2016 were primarily due to the expected effective tax rate for the year, as well as tax recoveries on certain non-recurring items primarily related to acquisition and integration activities.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended March 31, 2017 was $19.7 million compared to a net loss from continuing operations of $11.8 million for the three months ended March 31, 2016. The higher net loss from continuing operations was due primarily to higher debt retirement costs, which was partially offset by a lower interest expense and lower operating loss, as described above.

Net Loss from Discontinued Operations, net of income tax

In December 2016, Mitel entered into a definitive agreement to divest the Mobile business unit and, on February 28, 2017, the sale was completed (as discussed in “Significant Events and Recent Developments” above). As a result, the operations of the Mobile business unit have been reported on the consolidated statements of operations as discontinued operations. Summarized financial information for the Mobile business unit, up to the date of sale, are shown below, in millions:

	Three Months Ended March 31, 2017(1)	Three Months Ended March 31, 2016
Revenues	$8.0	$43.1
Cost of revenues	(6.3)	(19.1)
Selling, general and administrative expenses and	(5.5)	(12.4)
Research and development expenses	(8.4)	(11.6)
Special charges and restructuring costs	—	(2.4)
Amortization of acquisition-related intangible assets	—	(10.1)
Interest expense(2)	(3.7)	(5.5)
Gain on disposal	7.9	—

	Three Months Ended March 31, 2017(1)	Three Months Ended March 31, 2016

Loss from discontinued operations, before income taxes	(8.0)	(18.0)
Income tax recovery	6.6	7.4

Net loss from discontinued operations, net of income tax	$(1.4)	$(10.6)

(1)	Operating results for the three months ended March 31, 2017 consist of the operations up to the date of close, February 28, 2017.
(2)	Interest expense allocated to discontinued operations consists of the pro-rata allocation of interest expense on long-term debt that was repaid from the net proceeds of the sale of the Mobile business unit.

Revenues for the mobile business unit decreased from $43.1 million in the three months ended March 31, 2016 to $8.0 million in the three months ended March 31, 2017. The decrease in revenues is due to the 2017 period including only the period up to time of sale, February 28, 2017. The lower net loss from operations was due to lower amortization, as we no longer amortized assets once we determined, in December 2016, that the business unit was held for sale, which was partially offset by lower revenues, as a significant portion of revenues in the Mobile business unit are generated in the third month of each quarter.

The Company recorded a gain on disposal of $7.9 million in the first quarter of 2017 consisting of the fair value of consideration received of $379.0 million, less the carrying value of net assets of $362.9 million (which includes cash divested of $30.8 million), costs to sell incurred in the first quarter of 2017 of $2.6 million and liabilities for representations, warranties and indemnifications of $5.6 million. The fair value of consideration received of $379.0 million consisted of cash proceeds of $351.1 million received on February 28, 2017, proceeds from estimated working capital adjustment of $17.6 million, due in the second quarter of 2017, and the fair value of the non-interest bearing promissory note and units acquired of $10.3 million.

Further information on the divestiture is included in note 3 to the Interim Financial Statements.

Net Loss

Our net loss for the first quarter of 2017 was $21.1 million compared to a net loss of $22.4 million in the first quarter of 2016. The lower net loss compared to the pro-forma results for the comparative period was due to the lower loss from discontinued operations, which was partially offset by the net loss from continuing operations, as described above.

Other Comprehensive Income (Loss)

For the first quarter of 2017, other comprehensive loss was $3.3 million, due primarily to foreign currency translation adjustments.

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

Adjusted EBITDA

Adjusted EBITDA from continuing operations was $21.0 million for the three months ended March 31, 2017 compared to $22.7 million for the three months ended March 31, 2016, a decrease of $1.7 million. The decrease was primarily due to lower revenues and gross margin, partially offset by lower operating costs, as described above. Adjusted EBITDA from discontinued operations was ($12.2) million for the three months ended March 31, 2017 compared to $2.9 million for the three months ended March 31, 2016, a decrease of $15.1 million. The decrease was due primarily to lower revenues as the first quarter of 2017 only includes operations up to the time of sale, February 28, 2017, as described above. Adjusted EBITDA, a non-GAAP measure, was $8.8 million for the three months ended March 31, 2017 compared to $25.6 million for the three months ended March 31, 2016, a decrease of $16.8 million. The decrease was driven primarily by lower Adjusted EBITDA from discontinued operations.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Other information

The following tables provide product, service and cloud recurring revenue and gross margin for the four quarters and full year 2016 as well as the full year 2015.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015
Revenues
Product	$139.2	$157.7	$141.4	$160.9	$599.2	$661.3
Services	65.6	74.5	64.1	68.8	273.0	265.0
Cloud recurring	28.2	28.1	29.0	30.1	115.4	102.4
Purchase accounting adjustments(1)	—	—	—	—	—	(2.9)

Total revenues	233.0	260.3	234.5	259.8	987.6	1,025.8

Gross margin
Product	80.9	92.2	80.2	89.9	343.2	375.3
Services	28.9	37.4	29.7	35.0	131.0	124.3
Cloud recurring	14.0	13.6	14.8	15.4	57.8	48.5
Purchase accounting adjustments(1)	—	—	—	—	—	(2.9)

Total gross margin	$123.8	$143.2	$124.7	$140.3	$532.0	$545.2

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. Although this purchase accounting requirement has no impact on the combined company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition and, as such, is presented separately.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months ended March 31, 2017 and March 31, 2016.

	Three months ended March 31,
	2017	2016	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$10.7	$36.8	$(26.1)
Investing activities	316.0	(5.0)	321.0
Financing activities	(372.4)	(41.0)	(331.4)
Effect of exchange rate changes on cash and cash equivalents	1.4	1.0	0.4

Increase (decrease) in cash and cash equivalents	$(44.3)	$(8.2)	$(36.1)

Cash Provided by Operating Activities

Net cash generated from operating activities in the first quarter of 2017 was $10.7 million compared to $36.8 million in the first quarter of 2016. The net cash generated from operating activities includes the cash generated from the operating activities of discontinued operations up to the time of sale. The decrease in cash provided by operating activities was primarily due to lower operating cash flows provided by changes in non-cash operating assets and liabilities in the first quarter of 2017 compared to the first quarter of 2016, partially driven by accounts payable and accrued liabilities paid in connection with the sale of the Mobile business unit, as described under “Significant Events and Recent Developments”, above.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $316.0 million in the first quarter of 2017 compared to cash used in investing of $5.0 million in the first quarter of 2016. The cash provided by investing in the first quarter of 2017 was due to the sale of the Mobile business unit, as described under “Significant Events and Recent Developments”, above. Net cash proceeds of $320.3 million was recorded, consisting of $351.1 million of cash proceeds from the sale, received on February 28, 2017, net of cash included in the divested business unit of $30.8 million. Additional proceeds of $17.6 million are expected in second quarter of 2017 from the estimated net working capital adjustment.

The cash used for investing in the first quarter of 2016 was due to the timing of additions to property, plant and equipment.

Cash Used in Financing Activities

Net cash used in financing activities in the first quarter of 2017 was $372.4 million compared to $41.0 million in the first quarter of 2016. The use of cash in the first quarter of 2017 was primarily due to the refinancing of our senior credit facilities, as described under “Significant Events and Recent Developments”, above. In March 2017, we repaid the $591.6 million outstanding on our prior credit facilities, using the $245.0 million proceeds from our new credit facility, the $320.3 million proceeds from the sale of the Mobile business unit, as well as cash on hand.

The use of cash in the first quarter of 2016 was primarily due to the $25.0 million voluntary prepayment of our term loan in January 2016 and the $15.0 million voluntary prepayment of our term loan in March 2016.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $1.4 million during the first quarter of 2017 (first quarter of 2016—$1.0 million increase).

Liquidity and Capital Resources

As of March 31, 2017, our liquidity consisted primarily of cash and cash equivalents of $56.5 million and a $350.0 million revolving facility, of which $78.0 was drawn. At March 31, 2017, we had $150.0 million outstanding under our term loan under our March 2017 Credit Facilities.

Cash and Cash Equivalents

At March 31, 2017, we had cash of $55.4 million and cash equivalents of $1.1 million (December 31, 2016 – cash of $96.2 million and cash equivalents of $1.1 million relating to continuing operations). Our cash equivalents generally consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

Credit Facilities

Our March 2017 Credit Facilities, which mature in 2022, consist of a $350.0 million revolving facility, of which $78.0 million was drawn at March 31, 2017, and a $150.0 million term loan. The March 2017 Credit Facilities contain certain affirmative and negative covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as described in note 9 to the Interim Financial Statements.

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

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability increased to $145.6 million at March 31, 2017 from $145.5 million at December 31, 2016.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At March 31, 2017, the plan had an unfunded pension liability of $98.6 million (December 31, 2016 — $98.7 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations. In June 2013, the Company’s annual funding requirement to fund the pension deficit for 2014 was determined to be $3.9 million (£3.2 million), and increases at an annual rate of 3% for the calendar years 2015 and 2016. In September 2016, the Company’s annual funding requirement to fund the pension deficit was determined to be $6.7 million (£5.5 million) for the remainder of 2016 (on a pro-rata basis) and for 2017, 2018 and 2019.

We have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At March 31, 2017, a liability of $23.0 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2016 – $22.6 million).

At March 31, 2017, we had unfunded pension liabilities in other jurisdictions, including France and Germany, totaling $24.0 million (December 31, 2016 – $24.2 million). In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2017:

	Payments Due by Year
Contractual Obligations	Last nine months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Long-term debt obligations - principal (1)	$5.6	$10.3	$11.3	$14.1	$15.0	$171.7	$228.0
Long-term debt obligations – interest and fees (2)	5.5	7.2	6.8	6.5	6.2	1.4	33.6
Capital lease obligations (3)	4.2	3.7	2.4	1.1	—	—	11.4
Operating lease obligations (4)	16.1	16.2	11.9	9.7	5.6	11.0	70.5
Defined benefit plan contributions (5)	5.1	6.8	6.8	—	—	—	18.7
Other	1.4	1.0	—	—	—	—	2.4

Total	$37.9	$45.2	$39.2	$31.4	$26.8	$184.1	$364.6

(1)	Represents the principal on amounts outstanding under the March 2017 Credit Facilities. Amounts outstanding on the revolving credit facility are assumed to be repaid upon maturity.
(2)

Represents interest and commitment fees on amounts outstanding under the March 2017 Credit Facilities. Interest on the outstanding amounts is based on LIBOR plus an applicable margin, as described in note 9 to the Interim Financial Statements. For the purposes of this table, the interest was calculated using the three-month LIBOR at March 31, 2017 and an applicable margin of 1.75%, which is based on our Consolidated Total Net Leverage Ratio at March 31, 2017. Included in long-term debt obligations is a 0.25% commitment fee on the undrawn portion of the revolving facility.
(3)	Represents the principal and interest payments for capital lease obligations. Interest rates on capital lease obligations range from 5.1% to 7.0%.
(4)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(5)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2019 are dependent on the unfunded pension liability and the period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Annual Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $13.4 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At March 31, 2017, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $36.1 million (December 31, 2016 —$38.3 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Annual Financial Statements included in our Annual Report, with updates to these policies described in note 2 to our Interim Financial Statements. The following critical accounting policies have been updated to reflect our results up to March 31, 2017:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.8% of the ending aggregate lease portfolio as of March 31, 2017 compared to 4.7% at December 31, 2016. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of March 31, 2017. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As at March 31, 2017 and December 31, 2016, the provision represented 6.7% and 6.0% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award and is recognized over the employee’s requisite service period, which is generally the vesting period.

For the three months ended March 31, 2017, stock-based compensation expense was $3.3 million (three months ended March 31, 2016—$4.3 million). As of March 31, 2017, there was $39.1 million of unrecognized stock-based compensation expense. We expect this cost to be recognized over a weighted average period of 2.7 years.

Significant accounting pronouncements adopted in 2017

Stock-based compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Compensation – Stock Compensation” to simplify and improve accounting for stock-based compensation. The ASU, among other changes, allows for a policy election such that an entity can continue to estimate forfeitures at the time of grant or can account for forfeitures as they occur. We adopted this ASU in the first quarter of 2017 and elected to account for forfeitures as they occur. The ASU requires a modified retrospective approach for the adoption. As a result, a cumulative-effect adjustment of $5.2 million was recorded to contributed surplus and accumulated other comprehensive income (loss) as at January 1, 2017 to account for the elimination of the historical estimate of forfeitures on stock-based compensation awards.

Significant accounting pronouncements issued but not yet adopted

Revenue recognition

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU supersedes most current revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued ASU 2015-14, ASU 2016-08 and ASU 2016-12, which clarified the guidance, provided scope improvements and amended the effective date of ASU 2014-09. As a result, ASU 2014-09 becomes effective for us in the first quarter of 2018, with early adoption permitted. We expect to adopt these ASUs in the first quarter of 2018.

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2017, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time-period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the fiscal period ended December 31, 2016. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to the Company’s purchases of its common shares since commencement of the Buyback Program through March 31, 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Cumulative Number of Shares Purchased as Part of Publicly Announced Program		Maximum Shares that May Yet Be Purchased Under Publicly Announced Program
March 9, 2017 through March 31, 2017	119,292	US$	6.9759	119,292	[1]	7,680,708	[1]

[1]	On March 7, 2017, the Company announced that its board of directors authorized a common share buyback program. As disclosed in Part I, Item 1, Note 12 “Share Capital”, pursuant to the Notice filed with the TSX, Mitel may purchase up to 7.8 million Mitel common shares, representing approximately 10% of its public float. The Buyback Program commenced on March 9, 2017 and will terminate no later than March 8, 2018. For more information, see Part I, Item 1, Note 12 “Share Capital”.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On May 3, 2017, Mitel announced a workforce reduction plan to rebalance its resources. These actions, which are expected to be completed by December 31, 2017, will impact approximately 10 percent of Mitel’s global workforce. Actions under this plan will begin in the second quarter of fiscal 2017.

Mitel currently estimates that it will recognize pre-tax charges in the range of $25 million to $35 million to its GAAP financial results, consisting of cash charges for severance, one-time termination benefits and other associated costs. These charges will commence in the second quarter of 2017, with the balance to be incurred during the remainder of the fiscal year.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this Report, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2017.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit Agreement, dated March 9, 2017, among Mitel Networks Corporation and Mitel U.S. Holdings, Inc. as the borrowers, the lenders named therein, Citizens Bank, N.A., as the administrative agent, swingline lender and issuing lender, Citizens Bank, N.A., BMO Capital Markets, Canadian Imperial Bank of Commerce and HSBC Bank Canada, as joint lead arrangers and joint bookrunners, Bank of Montreal, Canadian Imperial Bank of Commerce and HSBC Bank Canada as co-syndication agents, Bank of America, N.A., Export Development Canada and KeyBank National Association as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and March 31, 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and March 31, 2016; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2017 and March 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.