Form 10-Q
period 2017-06-30
MITEL NETWORKS CORP
filed 2017-07-28
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 21, 2017, there were 118,247,291 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$50.8	$97.3
Accounts receivable (net of allowance for doubtful accounts of $13.1 and $11.8, respectively)	200.1	186.3
Sales-type lease receivables (net) (note 4)	5.2	5.8
Inventories (net) (note 5)	88.9	74.9
Other current assets (note 6)	65.0	57.7
Assets of component held for sale, current (note 3)	—	121.3

	410.0	543.3
Non-current portion of sales-type lease receivables (net) (note 4)	5.4	6.7
Deferred tax asset	197.9	185.2
Property and equipment (net)	36.1	39.1
Identifiable intangible assets (net) (note 7)	85.6	100.4
Goodwill	346.3	346.3
Other non-current assets	23.4	7.9
Assets of component held for sale, non-current (note 3)	—	332.5

	$1,104.7	$1,561.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 8)	$193.8	$200.6
Current portion of deferred revenue	96.8	88.0
Current portion of long-term debt (note 9)	12.9	38.9
Liabilities of component held for sale, current (note 3)	—	58.3

	303.5	385.8
Long-term debt (note 9)	246.4	547.1
Long-term portion of deferred revenue	39.8	39.4
Deferred tax liability	8.7	10.0
Pension liability (note 10)	146.7	145.5
Other non-current liabilities	25.2	25.9
Liabilities of component held for sale, non-current (note 3)	—	24.8

	770.3	1,178.5

Commitments, guarantees and contingencies (note 11)
Shareholders’ equity:
Common shares, without par value — unlimited shares authorized; issued and outstanding: 118.2 and 122.0, respectively (note 12)	1,376.0	1,425.1
Warrants (note 13)	39.1	39.1
Additional paid-in capital	75.1	57.1
Accumulated deficit	(962.7)	(946.7)
Accumulated other comprehensive loss	(193.1)	(191.7)

	334.4	382.9

	$1,104.7	$1,561.4

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues	$238.6	$260.3	$461.7	$493.3
Cost of revenues	109.1	117.1	213.1	226.3

Gross margin	129.5	143.2	248.6	267.0

Expenses:
Selling, general and administrative	87.6	87.9	171.0	172.7
Research and development	22.5	26.5	45.3	51.7
Special charges and restructuring costs (note 15)	9.9	23.6	20.7	37.0
Amortization of acquisition-related intangible assets	8.6	8.0	17.2	16.8

	128.6	146.0	254.2	278.2

Operating income (loss)	0.9	(2.8)	(5.6)	(11.2)
Interest expense	(2.5)	(4.3)	(5.7)	(8.8)
Debt retirement and other debt costs (note 9)	—	(0.4)	(18.0)	(1.7)
Other income (expense)	(0.5)	1.4	0.1	0.7

Loss from continuing operations, before income taxes	(2.1)	(6.1)	(29.2)	(21.0)
Current income tax recovery (expense)	(2.3)	(1.1)	(3.4)	(3.2)
Deferred income tax recovery (expense)	4.3	6.3	12.8	11.5

Net loss from continuing operations	(0.1)	(0.9)	(19.8)	(12.7)
Net loss from discontinued operations, net of tax (note 3)	—	(9.9)	(1.4)	(20.5)

Net loss	$(0.1)	$(10.8)	$(21.2)	$(33.2)

Net loss per common share – Basic and Diluted
Net loss from continuing operations	$—	$(0.01)	$(0.16)	$(0.11)
Net loss from discontinued operations	$—	$(0.08)	$(0.01)	$(0.17)
Net loss per share	$—	$(0.09)	$(0.17)	$(0.28)
Weighted-average number of common shares outstanding (note 14)
Basic	121.7	121.3	121.9	121.2
Diluted	121.7	121.3	121.9	121.2

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net loss	$(0.1)	$(10.8)	$(21.2)	$(33.2)

Other comprehensive income (loss):
Foreign currency translation adjustments	3.4	(2.6)	1.4	(1.6)
Pension liability adjustments	(1.5)	(11.9)	(2.8)	(24.0)

	1.9	(14.5)	(1.4)	(25.6)

Comprehensive income (loss)	$1.8	$(25.3)	$(22.6)	$(58.8)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Shares
	Number	Amount	Warrants
Balance at December 31, 2015	120.8	$1,414.2	$39.1	$49.0	$(729.4)	$(168.0)	$604.9

Comprehensive income (loss)	—	—	—	—	(22.4)	(11.1)	(33.5)
Exercise of stock options and vesting of restricted stock units	0.3	3.0	—	(2.8)	—	—	0.2
Stock-based compensation	—	—	—	4.3	—	—	4.3

Balance at March 31, 2016	121.1	$1,417.2	$39.1	$50.5	$(751.8)	$(179.1)	$575.9

Comprehensive income (loss)	—	—	—	—	(10.8)	(14.5)	(25.3)
Exercise of stock options and vesting of restricted stock units	0.4	4.4	—	(3.1)	—	—	1.3
Stock-based compensation	—	—	—	3.9	—	—	3.9

Balance at June 30, 2016	121.5	$1,421.6	$39.1	$51.3	$(762.6)	$(193.6)	$555.8

Comprehensive income (loss)	—	—	—	—	25.1	(38.9)	(13.8)
Exercise of stock options and vesting of restricted stock units	0.4	2.9	—	(2.4)	—	—	0.5
Stock-based compensation	—	—	—	4.3	—	—	4.3

Balance at September 30, 2016	121.9	$1,424.5	$39.1	$53.2	$(737.5)	$(232.5)	$546.8

Comprehensive income (loss)	—	—	—	—	(209.2)	40.8	(168.4)
Exercise of stock options and vesting of restricted stock units	0.1	0.6	—	(0.4)	—	—	0.2
Stock-based compensation	—	—	—	4.3	—	—	4.3

Balance at December 31, 2016	122.0	$1,425.1	$39.1	$57.1	$(946.7)	$(191.7)	$382.9

Adoption of new accounting standard (note 2)	—	—	—	(5.2)	5.2	—	—
Comprehensive income (loss)	—	—	—	—	(21.1)	(3.3)	(24.4)
Repurchase of shares (note 12)	(0.1)	(1.4)	—	0.6	—	—	(0.8)
Exercise of stock options and vesting of restricted stock units	0.8	5.5	—	(4.5)	—	—	1.0
Stock-based compensation	—	—	—	3.3	—	—	3.3

Balance at March 31, 2017	122.7	$1,429.2	$39.1	$51.3	$(962.6)	$(195.0)	$362.0

Comprehensive income (loss)	—	—	—	—	(0.1)	1.9	1.8
Repurchase of shares (note 12)	(4.8)	(56.3)	—	21.4	—	—	(34.9)
Exercise of stock options and vesting of restricted stock units	0.3	3.1	—	(2.0)	—	—	1.1
Stock-based compensation	—	—	—	4.4	—	—	4.4

Balance at June 30, 2017	118.2	$1,376.0	$39.1	$75.1	$(962.7)	$(193.1)	$334.4

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
CASH PROVIDED BY (USED IN)
Operating activities:
Net loss	$(0.1)	$(10.8)	$(21.2)	$(33.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	13.1	24.4	25.9	49.8
Stock-based compensation	4.4	3.9	7.7	8.2
Deferred income tax expense (recovery)	(4.3)	(7.3)	(19.3)	(19.9)
Non-cash portion of debt retirement and other debt costs (note 9)	—	0.4	18.0	1.7
Gain on divestiture of the Mobile business unit (note 3)	—	—	(7.9)	—
Accretion of interest	(0.4)	—	(0.4)	—
Non-cash movements in provisions	1.5	(1.7)	2.9	(0.8)
Change in non-cash operating assets and liabilities (note 17)	(23.2)	(12.9)	(4.0)	27.0

Net cash provided by (used in) operating activities	(9.0)	(4.0)	1.7	32.8

Investing activities:
Additions to property, equipment and intangible assets	(4.2)	(2.3)	(8.5)	(7.3)
Proceeds from sale of discontinued operations, net of cash divested (note 3)	16.6	—	336.9	—

Net cash provided by (used in) investing activities	12.4	(2.3)	328.4	(7.3)

Financing activities:
Proceeds from issuance of term loan under the new credit facility (note 9)	—	—	150.0	—
Repayments of the term loan under the new credit facility	(1.9)	—	(1.9)	—
Borrowings under the new revolving credit facility (note 9)	68.0	—	163.0	—
Repayments of the new revolving credit facility	(43.0)	—	(60.0)	—
Payment of debt issue costs and other debt costs (note 9)	—	—	(6.6)	—
Repayment of term loan under the prior credit facility (note 9)	—	(13.6)	(591.6)	(53.6)
Borrowings under the prior revolving credit facility	—	21.0	40.0	36.0
Repayments under the prior revolving credit facility	—	(21.0)	(40.0)	(36.0)
Repayment of capital lease liabilities and other long-term debt	(1.3)	(1.6)	(3.7)	(2.8)
Proceeds from issuance of common shares from option exercises	1.1	1.3	2.1	1.5
Repurchase of common shares	(34.9)	—	(35.7)	—

Net cash used in financing activities	(12.0)	(13.9)	(384.4)	(54.9)

Effect of exchange rate changes on cash and cash equivalents	2.9	(2.0)	4.3	(1.0)

Net decrease in cash and cash equivalents	(5.7)	(22.2)	(50.0)	(30.4)
Cash and cash equivalents, beginning of period	56.5	83.4	100.8	91.6

Cash and cash equivalents, end of period	$50.8	$61.2	$50.8	$61.2

(Note 17 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2017 and June 30, 2016

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

Stock-based compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Compensation – Stock Compensation” to simplify and improve accounting for stock-based compensation. The ASU, among other changes, allows for a policy election such that an entity can continue to estimate forfeitures at the time of grant or can account for forfeitures as they occur. The Company adopted this ASU in the first quarter of 2017 and has elected to account for forfeitures as they occur. The ASU requires a modified retrospective approach for the adoption. As a result, a cumulative-effect adjustment of $5.2 was recorded to additional paid-in capital and accumulated deficit as at January 1, 2017 to account for the elimination of the historical estimate of forfeitures on stock-based compensation awards.

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

The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company is in the process of completing its initial assessment of the standard, including reviewing significant contracts. The adoption of the standard could impact the timing of revenue recognition and the timing of the recognition of expenses directly related to revenue contracts. The company expects to complete its initial assessment in the third quarter of 2017.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASU retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company continues to evaluate the effect of the adoption of this ASU but expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases and will likely have an insignificant impact on the consolidated statements of earnings.

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

Income statement classification of net pension benefit costs

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” to provide income statement classification guidance for components of the net benefit cost. The ASU requires that the service cost component be recorded in the same line as the other compensation costs for the relevant employee while the other components are to be recorded in a separate line item outside of income from operations and is to be adopted retrospectively. The ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and may be early-adopted. The Company expects the adoption will result in a reclassification of the non-service components of pension and post-retirement costs, primarily from selling general and administration expense to other income (loss) on the consolidated statement of operations. The Company’s pensions, including the net periodic cost, are disclosed in note 24 to the Annual Financial Statements.

3. DISCONTINUED OPERATIONS

On December 18, 2016, Mitel entered into a definitive agreement to divest its Mobile business unit to the parent company of Xura, Inc. (“Xura”) for $350.0 in cash, a $35.0 non-interest bearing promissory note and an equity interest in Sierra Private Investments L.P. (“Sierra”), the limited partnership that will own both Xura and the Mobile business unit. The transaction closed on February 28, 2017. The cash portion of the purchase price was subject to adjustments for closing working capital, indebtedness and net advances to the business unit between December 31, 2016 and the closing of the transaction. The $35.0 non-interest bearing note is repayable at the earlier of a re-financing or replacement in full of Sierra’s existing credit facility, and 10 years from the date of closing. The equity interest in Sierra is represented by units that have a right to participate in future distributions of Sierra, on a pro rata basis with other equity holders of Sierra, but that right to participate is only effective after substantially all other equity holders of Sierra have received distributions equivalent to an 8.5% internal rate of return on their invested capital and is subject to a cap on distributions of $125.0. Mitel does not have significant participatory rights and does not have significant influence over Sierra.

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

Assets and liabilities held for sale for the Mobile business unit were as follows:

December 31, 2016
Assets of component held for sale, current:
Cash and cash equivalents	$3.5
Accounts receivable	83.2
Inventories	7.1
Other current assets	27.5

$121.3

Assets of component held for sale, non-current:
Property and equipment (net)	$13.8
Identifiable intangible assets (net)	215.3
Goodwill	99.5
Other non-current assets	3.9

$332.5

Liabilities of component held for sale, current:
Accounts payable and accrued liabilities	$43.3
Current portion of deferred revenue	14.6
Current portion of long-term debt – capital leases	0.4

$58.3

Liabilities of component held for sale, non-current:
Long-term debt – capital leases	$0.9
Long-term portion of deferred revenue	1.7
Deferred tax liability	14.3
Other non-current liabilities	7.9

$24.8

Summarized results of operations for the Mobile business unit are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017(1)	2016
Revenues	$—	$46.9	$8.0	$90.0
Cost of revenues	—	(17.9)	(6.3)	(37.0)
Selling, general and administrative expenses	—	(8.5)	(5.5)	(20.9)
Research and development expenses	—	(14.1)	(8.4)	(25.7)
Special charges and restructuring costs	—	(1.7)	—	(4.1)
Amortization of acquisition-related intangible assets	—	(10.1)	—	(20.2)
Interest expense(2)	—	(5.5)	(3.7)	(11.0)
Gain on disposal	—	—	7.9	—

Loss from discontinued operations, before income taxes	—	(10.9)	(8.0)	(28.9)
Income tax recovery	—	1.0	6.6	8.4

Comprehensive income (loss)	$—	$(9.9)	$(1.4)	$(20.5)

(1)	Operating results for the six months ended June 30, 2017 consist of the operations up to the date of close, February 28, 2017.
(2)	Interest expense allocated to discontinued operations consists of the pro-rata allocation of interest expense on long-term debt that was repaid from the net proceeds of the sale of the Mobile business unit.

For the six months ended June 30, 2017 the loss from discontinued operations includes amortization and depreciation of nil and stock-based compensation of nil (three and six months ended June 30, 2016 — amortization and depreciation of $11.5 and $23.0, respectively and stock-based compensation of $0.7 and $1.5, respectively). The Mobile business unit incurred capital expenditures of $1.2 for the six months ended June 30, 2017 (three and six months ended June 30, 2016 — $0.5 and $0.7, respectively).

Gain on disposal

The Company recorded a gain on disposal of $7.9 in the first six months of 2017 consisting of the fair value of consideration received of $378.0, less the carrying value of net assets of $362.9 (which includes cash divested of $30.8), costs to sell incurred in the first quarter of 2017 of $2.6 and liabilities for representations, warranties and indemnifications of $4.6, as described below. The fair value of consideration received of $378.0 consisted of cash proceeds of $351.1 received on February 28, 2017, proceeds from the net working capital and other closing adjustments of $16.6, received in May 2017, and the fair value of the non-interest bearing promissory note and units acquired of $10.3 (as described in note 4 to the Annual Financial Statements).

Representations, warranties and indemnifications

The Company has provided the buyer with certain representations, warranties and indemnifications relating to the operations of the Mobile business unit, in particular relating to income and sales taxes. As a result, the Company retained a liability at closing of $4.6, primarily for certain sales tax liabilities and uncertain tax positions relating to the Mobile business unit.

4. NET INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type leases represents the value of sales-type leases held primarily in the U.S. The Company currently sells the rental payments due to the Company from some of the sales-type leases. The Company maintains reserves against its estimate of potential recourse for the balance of sales-type leases (recorded net, against the receivable) and for the balance of sold rental payments remaining unbilled (recorded separately as a lease recourse liability included in other non-current liabilities). The following table provides detail on the sales-type leases:

	June 30, 2017				December 31, 2016
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$4.8	$(0.9)		$3.9	$4.7	$(1.0)		$3.7
Current portion of investment in sales-type leases	5.4	(0.2)		5.2	6.0	(0.2)		5.8
Non-current portion of investment in sales-type leases	5.6	(0.2)		5.4	6.9	(0.2)		6.7

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	15.8	(1.3)		14.5	17.6	(1.4)		16.2
Sold rental payments remaining unbilled	36.9	(1.2	)(1)	35.7	39.6	(1.3	)(1)	38.3

Total of sales-type leases unsold and sold	$52.7	$(2.5)		$50.2	$57.2	$(2.7)		$54.5

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three and six months ended June 30, 2017, the Company sold rental payments of $4.2 and $7.0, respectively, and recorded gains on sale of those rental payments of $0.6 and $0.9, respectively (three and six months ended June 30, 2016—sold $5.0 and $8.9, respectively and recorded gains of $0.7 and $1.4, respectively). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of June 30, 2017

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.6	$0.8	$1.4	$2.2	$4.8
Investment in sold and unsold sales-type lease receivables	42.8	5.0	0.1	5.1	47.9

Total gross sales-type leases	45.4	5.8	1.5	7.3	52.7
Allowance	(1.0)	(0.6)	(0.9)	(1.5)	(2.5)

Total net sales-type leases	$44.4	$5.2	$0.6	$5.8	$50.2

Aging Analysis as of December 31, 2016

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.0	$1.7	$1.0	$2.7	$4.7
Investment in sold and unsold sales-type lease receivables	43.5	8.9	0.1	9.0	52.5

Total gross sales-type leases	45.5	10.6	1.1	11.7	57.2
Allowance	(1.1)	(0.8)	(0.8)	(1.6)	(2.7)

Total net sales-type leases	$44.4	$9.8	$0.3	$10.1	$54.5

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

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	June 30, 2017	December 31, 2016
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$3.2	$3.2
Allowance against sales-type leases individually evaluated for impairment	(1.4)	(1.4)

Sales-type leases individually evaluated for impairment, net	$1.8	$1.8

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$49.5	$54.0
Allowance against sales-type leases collectively evaluated for impairment	(1.1)	(1.3)

Sales-type leases collectively evaluated for impairment, net	$48.4	$52.7

5. INVENTORIES

	June 30, 2017	December 31, 2016
Raw materials	$6.4	$7.3
Finished goods(1)	84.4	69.7
Service inventory	7.7	6.4
Less: provision for excess and obsolete inventory(1)	(9.6)	(8.5)

	$88.9	$74.9

(1)	At June 30, 2017, finished goods are recorded net of approximately $10.1 of historical inventory provision remaining from acquisitions, as discussed in note 3 of the Annual Financial Statements (December 31, 2016 – $11.5). This amount will decrease as the related inventory acquired is sold or written off.

6. OTHER CURRENT ASSETS

	June 30, 2017	December 31, 2016
Prepaid expenses and deferred charges	$28.9	$26.0
Unbilled receivables	5.5	5.3
Due from related parties (note 19)	0.3	0.3
Income tax receivable	11.8	10.5
Other receivables	17.6	14.7
Restricted cash	0.9	0.9

	$65.0	$57.7

7. IDENTIFIABLE INTANGIBLE ASSETS

	June 30, 2017			December 31, 2016
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$169.9	$(102.0)	$67.9	$169.9	$(87.3)	$82.6
Customer relationships	19.8	(7.8)	12.0	17.2	(6.6)	10.6
Patents, trademarks and other	35.1	(29.4)	5.7	34.6	(27.4)	7.2

	$224.8	$(139.2)	$85.6	$221.7	$(121.3)	$100.4

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2017	December 31, 2016
Trade payables	$49.5	$45.5
Employee-related payables	37.9	39.6
Accrued liabilities	64.8	75.5
Restructuring, warranty and other provisions	18.9	18.9
Due to related parties (note 19)	1.4	0.8
Other payables	21.3	20.3

	$193.8	$200.6

9. LONG-TERM DEBT

	June 30, 2017	December 31, 2016
Term loan, five-year term, maturing March 2022	$148.1	$—
Revolving credit facility, maturing March 2022	103.0	—
Term loan, maturing April 2022, repaid in March 2017	—	591.6
Unamortized original issue discount, recorded net against term loan	—	(4.7)
Unamortized debt issue costs, recorded net against term loan	(1.9)	(12.6)
Capital leases	10.1	11.7

	259.3	586.0
Less: current portion	(12.9)	(38.9)

	$246.4	$547.1

The senior credit facilities consist of an initial $150.0 term loan and a $350.0 revolving facility (the “March 2017 Credit Facilities”). Our prior credit facilities (the “April 2015 Credit Facilities”) were repaid in March 2017 in conjunction with the new financing, as described below.

March 2017 financing

On March 9, 2017, Mitel refinanced its senior secured credit facilities. The new credit facilities were comprised of a $150.0 term loan and a $350.0 revolving facility (together, the “March 2017 Credit Facilities”). Proceeds of $150.0 from the term loan along with amounts initially drawn on the revolving facility of $95.0 and cash on hand, were used to repay the remaining principal and accrued interest outstanding under the prior credit facilities, as well as fees and expenses related to the new financing.

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

The March 2017 Credit Facilities contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum Leverage Ratio and a minimum Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, both as defined in the credit facility) (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, and (f) limitations on the payment of dividends and repurchases of shares. The Company was in compliance with these covenants at June 30, 2017. The maximum Leverage Ratio is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2017 through June 30, 2018	3.50
July 1, 2018 and thereafter	3.25

The maximum Leverage Ratio is increased to 3.75 for the four fiscal quarters following a Material Acquisition, as defined in the credit facility.

The maximum Leverage Ratio and actual Leverage Ratio are as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
March 31, 2017	3.50	1.17
June 30, 2017	3.50	1.32

The minimum Interest Coverage Ratio throughout the term of the credit facility is 3.00. The Interest Coverage Ratio at June 30, 2017 was 5.87.

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

10. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans primarily in the U.K., France and Germany as well as a multiple-employer defined benefit pension plan in Switzerland. At June 30, 2017, the net pension liability was $146.7 (December 31, 2016—$145.5).

The Company’s net periodic benefit cost was as follows:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Defined contribution plans
Contribution expense	$2.7	$3.1	$5.8	$6.6
Defined benefit plans
Current service cost	0.5	0.6	1.1	1.3
Interest cost	2.1	2.9	4.2	5.5
Expected return on plan assets	(2.3)	(2.6)	(4.5)	(5.3)
Recognized actuarial loss(1)	0.8	0.5	1.7	1.1

Total periodic benefit cost, net	$3.8	$4.5	$8.3	$9.2

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of accumulated other comprehensive loss into operating expenses, primarily selling, general and administrative expense.

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

Letters of Credit and Guarantees

Letters of credit, financial guarantees and other similar instruments are reviewed regularly, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $8.3 at June 30, 2017 (December 31, 2016 — $6.2). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant at June 30, 2017 and December 31, 2016.

12. SHARE CAPITAL

Share Capital

At June 30, 2017 and December 31, 2016, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

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

For the three and six months ended June 30, 2017, Mitel repurchased and cancelled 4.8 million and 4.9 million common shares, respectively, at a total cost of $34.9 and $35.7, respectively. For the year-ended December 31, 2016, Mitel did not repurchase any of its common shares.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	2017		2016
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Balance, beginning of first quarter	8.3	$7.01	9.4	$6.97
Granted	— (1)	$6.59	0.8	$7.17
Exercised	(0.3)	$4.07	(0.1)	$4.70
Forfeited	(0.3)	$8.31	(0.1)	$8.27
Expired	— (1)	$8.98	(0.5)	$5.42

Balance, end of first quarter	7.7	$7.03	9.5	$7.09

Granted	0.1	$6.47	0.1	$6.74
Exercised	(0.3)	$4.10	(0.2)	$4.94
Forfeited	— (1)	$8.68	(0.4)	$8.74
Expired	(0.6)	$9.01	(0.1)	$8.79

Balance, end of second quarter	6.9	$6.96	8.9	$7.07

Number of options exercisable June 30,	5.4	$6.65	5.7	$6.54

(1)	Number of options is less than 0.1 for the period.

Restricted Stock Units

In the three and six months ended June 30, 2017, the Company granted 0.2 million and 1.6 million restricted stock units (“RSUs”), respectively and 0.1 million and 0.7 million RSUs vested, respectively (three and six months ended June 30, 2016 — granted 0.4 million and 1.8 million, respectively, and vested 0.2 million and 0.5 million, respectively). At June 30, 2017, 3.6 million RSUs were outstanding (December 31, 2016 – 3.1 million).

Performance Share Units

In March 2017, the Company granted 0.4 million performance share units (“PSUs”). PSUs are convertible into common stock to the extent that the performance target is met. The performance target for PSUs is a cumulative annual growth rate (“CAGR”) of Mitel stock traded on the NASDAQ stock exchange over the term of the PSU. If the CAGR is less than 10%, then PSUs do not vest. If the CAGR is greater than 25%, the PSUs vest at a ratio of 2 common stock for each PSU. For CAGRs from 10% to 25%, the PSUs vest at ratio of between 0.5 and 2.0 common stocks for each PSU, depending on the CAGR. PSUs have a term of three years. At June 30, 2017, 0.4 million PSUs were outstanding (December 31, 2016 – nil).

Equity Incentive Plans

In the second quarter of 2017, the 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved by the Company’s shareholders. The 2017 Plan permits grants of stock options, deferred share units, restricted stock units, performance share units and other stock-based awards, generally under similar conditions as the 2014 Equity Incentive Plan, as described in note 16 to the Annual Financial Statements. The aggregate number of common shares that may be issued for all purposes pursuant to the 2017 Plan must not exceed 9.0 million common shares. Common shares subject to outstanding awards under the 2017 Plan which lapse, expire or are forfeited or terminated will, subject to plan limitations, again become available for grants under the 2017 Plan.

The number of stock-based awards available for grant under the Company’s 2017 Plan at June 30, 2017 was 9.0 million (December 31, 2016—2.7 million available for grant under the 2014 Equity Incentive Plan).

13. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	June 30, 2017	December 31, 2016
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At June 30, 2017, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2016—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

14. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Weighted average common shares outstanding, basic and diluted	121.7	121.3	121.9	121.2

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three months ended June 30		Six months ended June 30
(Average number outstanding, in millions)	2017	2016	2017	2016
Stock options	3.9	5.3	4.3	5.4
RSUs	0.5	1.2	1.2	2.4

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

	Three months ended June 30		Six months ended June 30
(Average number outstanding, in millions)	2017	2016	2017	2016
Stock options	3.0	3.7	3.1	3.8
RSUs	3.1	2.3	2.5	1.1
Warrants	2.5	2.5	2.5	2.5

Additionally, for the three and six months ended June 30, 2017, 0.4 million and 0.4 million PSUs, respectively, which could potentially dilute earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period (three and six months ended June 30, 2016 – nil and nil, respectively).

15. SPECIAL CHARGES AND RESTRUCTURING COSTS

On May 3, 2017, Mitel announced a workforce reduction plan to rebalance its resources. The actions, which are expected to be completed by December 31, 2017, will impact approximately 10 percent of Mitel’s global workforce. Mitel currently estimates that it will recognize special charges and restructuring costs relating to this plan in the range of $25.0 to $35.0, consisting primarily of cash charges for severance, one-time termination benefits and other associated costs. Total charges recorded in the second quarter of 2017 relating to this plan were approximately $7.0, with the balance expected to be incurred during the remainder of the year.

Special charges and restructuring costs of $9.9 were recorded in the three months ended June 30, 2017. The costs consisted of $7.8 of employee-related charges, $0.2 of facility-reduction related charges, $1.9 of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 125 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred.

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

Special charges and restructuring costs of $23.6 were recorded in the three months ended June 30, 2016. The costs consisted of $6.5 of employee-related charges, $0.2 of facility-reduction related charges, $5.6 of integration-related charges and $11.3 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 25 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the terminated acquisition of Polycom, as described in note 28 to the Annual Financial Statements.

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

At June 30, 2017, the workforce reduction liability of $7.8 and the current portion of the lease termination obligation liability of $2.8 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $1.2 included in other non-current liabilities.

The following table summarizes the change in provision:

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2015	$13.7	$5.6	$19.3

Charges	4.9	0.3	5.2
Cash payments	(3.8)	(0.8)	(4.6)

Balance of provision as of March 31, 2016	$14.8	$5.1	$19.9

Charges	6.5	0.2	6.7
Cash payments	(8.1)	(0.6)	(8.7)

Balance of provision as of June 30, 2016	$13.2	$4.7	$17.9

Charges	4.1	0.8	4.9
Cash payments	(5.7)	(0.6)	(6.3)

Balance of provision as of September 30, 2016	$11.6	$4.9	$16.5

Charges	5.0	0.3	5.3
Cash payments	(7.9)	(0.7)	(8.6)

Balance of provision as of December 31, 2016	$8.7	$4.5	$13.2

Charges	2.7	0.1	2.8
Cash payments	(3.8)	(0.5)	(4.3)

Balance of provision as of March 31, 2017	$7.6	$4.1	$11.7

Charges	7.8	0.2	8.0
Cash payments	(7.6)	(0.3)	(7.9)

Balance of provision as of June 30, 2017	$7.8	$4.0	$11.8

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

The following table presents product, service and cloud recurring revenues and gross margin for the Company’s operating segment:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Revenues
Product	$146.2	$157.7	$278.9	$296.9
Services	61.5	74.5	120.9	140.1
Cloud recurring	30.9	28.1	61.9	56.3

Total revenues	$238.6	$260.3	$461.7	$493.3

Gross Margin
Product	$81.7	$92.2	$154.9	$173.1
Services	32.4	37.4	62.6	66.3
Cloud recurring	15.4	13.6	31.1	27.6

Total gross margin	$129.5	$143.2	$248.6	$267.0

Geographic information

The Company reports revenues by geographic location as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa; and

•	Asia-Pacific, consisting of the continent of Asia and the Pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following geographic locations based on location of the customers.

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Canada	$6.9	$7.7	$14.7	$15.7
United States	104.6	115.9	199.6	220.8
Rest of Americas	2.2	3.0	5.4	5.7

Americas	113.7	126.6	219.7	242.2

Germany	24.7	28.6	45.9	53.3
U.K.	22.1	25.7	45.5	49.0
Rest of EMEA	69.6	70.5	134.9	133.4

EMEA	116.4	124.8	226.3	235.7

Asia-Pacific	8.5	8.9	15.7	15.4

	$238.6	$260.3	$461.7	$493.3

17. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$(20.3)	$(15.2)	$50.2	$32.2
Inventories	(4.6)	(3.1)	(7.1)	(0.2)
Other current assets	(0.2)	(7.4)	(2.7)	(14.2)
Other non-current assets	(0.9)	(0.7)	(1.1)	—
Accounts payable and accrued liabilities	7.5	19.2	(40.3)	22.3
Deferred revenue	(3.1)	(2.8)	1.1	(8.0)
Other non-current liabilities	(0.6)	(1.3)	(1.3)	(2.5)
Change in pension liability	(1.0)	(1.6)	(2.8)	(2.6)

	$(23.2)	$(12.9)	$(4.0)	$27.0

Other items:
Interest payments	$1.6	$9.3	$12.8	$18.8
Income tax payments	$2.1	$2.7	$4.4	$7.5
Property and equipment additions financed through capital lease	$—	$1.6	$0.8	$3.9

Cash and cash equivalents at June 30, 2017 consisted of cash of $49.7 (December 31, 2016—$96.2) and cash equivalents of $1.1 (December 31, 2016—$1.1).

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

Fair value hedging

At June 30, 2017, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Swedish kronor, Canadian dollars and U.S. dollars at fixed rates on a notional amount of $4.7, $6.1 and $46.2 U.S. dollars, respectively and to sell Australian dollars, Euros, Swiss francs and Norwegian kroner at fixed rates on a notional amount of $2.8, $32.6, $19.6 and $2.0 U.S. dollars, respectively. At June 30, 2017, all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. At June 30, 2017, the Company had a net unrealized loss from fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.9.

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

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and six months ended June 30, 2017, Mitel recorded lease expense for base rent and operating costs of $1.2 and $2.4, respectively (three and six months ended June 30, 2016—$1.2 and $2.3, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.2 and $1.0, respectively, for the three months ended June 30, 2017 (three months ended June 30, 2016—$0.6 and $0.5, respectively) and were $0.4 and $2.1, respectively, for the six months ended June 30, 2017 (six months ended June 30, 2016—$0.9 and $1.7, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 6 and note 8, respectively.

20. SUBSEQUENT EVENT

On July 26, 2017, Mitel and ShoreTel, Inc. (“ShoreTel”) (NASDAQ:SHOR) entered into a definitive agreement pursuant to which Mitel agreed to acquire 100% of the outstanding shares of ShoreTel common stock. ShoreTel is a provider of unified video, voice and content communications solutions, primarily in U.S., with annual revenues of $360.3 for the twelve months ended June 30, 2016.

Mitel intends to finance the consideration for the acquisition and associated transaction expenses using a combination of cash on hand from the combined business, drawings on its existing revolving credit facility and proceeds from a new fully underwritten $300.0 term loan maturing in 2023. The existing term loan and revolving credit facility will remain in place, with the Company having already obtained the requisite majority consent to certain amendments which accommodate the acquisition and the incremental financing.

The transaction is expected to close in the third quarter of 2017, subject to ShoreTel stockholders having tendered shares representing more than 50% of the outstanding shares of ShoreTel common stock in the tender offer to be conducted in connection with the acquisition, certain regulatory approvals having been obtained and other customary conditions having been satisfied.

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

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate”, “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. There is no guarantee that the expected events or expected results will actually occur. In particular, this Report contains forward-looking statements pertaining to, among other matters: the inherent uncertainty associated with financial or other projections; the integration of Mitel and ShoreTel and the ability to recognize the anticipated benefits from the proposed acquisition of ShoreTel (the “Transaction”); the ability to obtain required regulatory approvals for the Transaction, the timing of obtaining such approvals and the risk that such approvals may result in the imposition of conditions that could adversely affect the expected benefits of the Transaction; the risk that the conditions to the Transaction are not satisfied on a timely basis or at all and the failure of the transaction to close for any other reason; the anticipated size of the markets and continued demand for Mitel and ShoreTel products and services; the impact of competitive products and pricing and disruption to Mitel’s and ShoreTel’s respective businesses that could result from the announcement of the Transaction; access to available financing on a timely basis and on reasonable terms; the ability to recognize the anticipated benefits from the divestment of our mobile division (“Mobile Division”); risks associated with the non-cash consideration received by us in connection with the divestment of the Mobile Division; the impact to our business that could result from the announcement of the divestment of the Mobile Division; our ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; current and ongoing global economic instability, political unrest and related sanctions; intense competition; our reliance on channel partners for a significant component of our sales; our dependence upon a small number of outside contract manufacturers to manufacture our products; and, our ability to successfully implement and achieve our business strategies, including our growth of the company through acquisitions and the integration of recently acquired businesses and realization of synergies, including the proposed acquisition of ShoreTel. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and factors and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made certain assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report, as a result of various factors, including the risks and uncertainties discussed in the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report.

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

Our revenues are generated through the sale of unified communications and collaboration (“UCC”) solutions. Our solutions generally include a communications platform (premise-based, cloud-based or a hybrid), phones (wired and wireless), unified communications and collaboration applications (including contact center applications) as well as various value-added services. Our premise-based solutions are generally sold for a fixed upfront fee, with recurring revenues being driven by services such as hardware and software maintenance. Our cloud-based solutions are often sold under a recurring billing model, where the customer pays a fixed monthly fee under an initial three-year to five-year contract.

Significant Events and Recent Developments – 2017

Mitel enters into a definitive agreement to acquire ShoreTel

On July 26, 2017, Mitel and ShoreTel entered into a definitive agreement pursuant to which Mitel agreed to acquire 100% of the outstanding shares of ShoreTel common stock. ShoreTel is a provider of unified video, voice and content communications solutions, primarily in U.S., with annual revenues of $360.3 million for the twelve months ended June 30, 2016.

Mitel intends to finance the consideration for the acquisition and associated transaction expenses using a combination of cash on hand from the combined business, drawings on its existing revolving credit facility and proceeds from a new fully underwritten $300.0 million term loan maturing in 2023. The existing term loan and revolving credit facility will remain in place, with the Company having already obtained the requisite majority consent to certain amendments which accommodate the acquisition and the incremental financing.

The transaction is expected to close in the third quarter of 2017, subject to ShoreTel stockholders having tendered shares representing more than 50% of the outstanding shares of ShoreTel common stock in the tender offer to be conducted in connection with the acquisition, certain regulatory approvals having been obtained and other customary conditions having been satisfied.

Mitel implements a share buyback program

In March 2017, the Company initiated a common share buyback program by filing a Notice of Intention to Make a Normal Course Issuer Bid (the “Notice”). Pursuant to the Notice, Mitel may purchase up to 7.8 million Mitel common shares, representing approximately 10% of its public float. For the three and six months ended June 30, 2017, Mitel repurchased and cancelled 4.8 million and 4.9 million common shares, respectively at a total cost of $34.9 million and $35.7 million, respectively.

Mitel announces a workforce reduction plan

On May 3, 2017, we announced a workforce reduction plan to rebalance our resources. The actions, which are expected to be completed by December 31, 2017, will impact approximately 10 percent of our global workforce. We currently estimate that we will recognize special charges and restructuring costs relating to this plan in the range of $25.0 million to $35.0 million, consisting primarily of cash charges for severance, one-time termination benefits and other associated costs. Total charges recorded in the second quarter of 2017 relating to this plan were approximately $7.0 million, with the balance expected to be incurred during the remainder of the year.

Mitel completes the refinancing of its senior credit facilities

On March 9, 2017, Mitel refinanced its senior secured credit facilities. The new credit facilities were comprised of an initial $150.0 million term loan and a $350.0 million revolving facility (together, the “March 2017 Credit Facilities”). Proceeds of $150.0 million from the term loan along with initial amounts drawn on the revolving facility of $95.0 million and cash on hand, were used to repay the remaining principal and accrued interest outstanding under the prior credit facilities, as well as fees and expenses related to the new financing. The March 2017 Credit Facilities are further described in note 9 to the Interim Financial Statements.

Mitel divests its Mobile business unit — February 2017

On December 18, 2016, Mitel entered into a definitive agreement to divest its Mobile business unit to the parent company of Xura, Inc. (“Xura”) for approximately $350.0 million in cash, a $35.0 million non-interest bearing promissory note and an equity interest in Sierra Private Investments L.P., the limited partnership that will own both Xura and the Mobile business unit. The transaction closed on February 28, 2017. The cash portion of the purchase price was subject to adjustments for closing net working capital, indebtedness and net advances to the business unit between December 31, 2016 and the closing of the transaction.

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

Operating Results

Total revenue for the three months ended June 30, 2017 was $238.6 million compared to $260.3 million for the three months ended June 30, 2016. The decrease in revenues is due primarily to lower product and service revenues in the U.S. and EMEA regions, which were partially offset by higher cloud recurring revenues. The decrease in revenues in the EMEA region was largely due to the effect of foreign exchange due to the strengthening of the U.S. dollar over the last twelve months in particular against the British pound sterling. Our operating income for the three months ended June 30, 2017 was $0.9 million compared to an operating loss of $2.8 million for the three months ended June 30, 2016. The operating income was largely driven by lower special charges and restructuring costs as well as lower operating costs due to restructuring actions, which were partially offset by lower gross margin due to lower revenues.

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

The results of operations from acquisitions are included in our results from the date of acquisition. In addition, we have incurred various costs related to acquisitions and the integration of those acquisitions, which have been recorded in special charges and restructuring costs.

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three Months Ended June 30,				Change
	2017		2016
	Amounts	% of Revenues	Amounts	% of Revenues	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$238.6	100.0%	$260.3	100.0%	$(21.7)	(8.3)
Cost of revenues	109.1	45.7%	117.1	45.0%	(8.0)	(6.8)

Gross margin	129.5	54.3%	143.2	55.0%	(13.7)	(9.6)

Selling, general and administrative	87.6	36.7%	87.9	33.8%	(0.3)	(0.3)
Research and development	22.5	9.4%	26.5	10.2%	(4.0)	(15.1)
Special charges and restructuring costs	9.9	4.1%	23.6	9.1%	(13.7)	(58.1)
Amortization of acquisition-related intangible assets	8.6	3.6%	8.0	3.1%	0.6	7.5

	128.6	53.9%	146.0	56.1%	(17.4)	(11.9)

Operating income (loss)	0.9	0.4%	(2.8)	(1.1)%	3.7	*
Interest expense	(2.5)	(1.0)%	(4.3)	(1.7)%	1.8	(41.9)
Debt retirement and other debt costs	—	—	(0.4)	(0.2)%	0.4	*
Other income (expense), net	(0.5)	(0.2)%	1.4	0.5%	(1.9)	*
Income tax recovery	2.0	0.8%	5.2	2.0%	(3.2)	*

Net loss from continuing operations	(0.1)	—	(0.9)	(0.3)%	0.8	*
Net loss from discontinued operations, net of income tax	—	—	(9.9)	(3.8)%	9.9	*

Net loss	$(0.1)	—	$(10.8)	(4.1)%	$10.7	*

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$29.0	12.2%	$36.9	14.2%	$(7.9)	(21.4)
Adjusted EBITDA from discontinued operations	—	—	9.0	3.4%	(9.0)	*

Adjusted EBITDA	$29.0	12.2%	$45.9	17.6%	$(16.9)	(36.8)

Net loss per common share — Basic and Diluted
Net loss from continuing operations	$—		$(0.01)
Net loss from discontinued operations	$—		$(0.08)
Net loss per share	$—		$(0.09)

*	The comparison is not meaningful.

	Six Months Ended June 30,				Change
	2017		2016
	Amounts	% of Revenues	Amounts	% of Revenues	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$461.7	100.0%	$493.3	100.0%	$(31.6)	(6.4)
Cost of revenues	213.1	46.2%	226.3	45.9%	(13.2)	(5.8)

Gross margin	248.6	53.8%	267.0	54.1%	(18.4)	(6.9)

Selling, general and administrative	171.0	37.0%	172.7	35.0%	(1.7)	(1.0)
Research and development	45.3	9.8%	51.7	10.5%	(6.4)	(12.4)
Special charges and restructuring costs	20.7	4.5%	37.0	7.5%	(16.3)	(44.1)
Amortization of acquisition-related intangible assets	17.2	3.7%	16.8	3.4%	0.4	2.4

	254.2	55.0%	278.2	56.4%	(24.0)	(8.6)

Operating loss	(5.6)	(1.2)%	(11.2)	(2.3)%	5.6	(50.0)
Interest expense	(5.7)	(1.2)%	(8.8)	(1.8)%	3.1	(35.2)
Debt retirement and other debt costs	(18.0)	(3.9)%	(1.7)	(0.3)%	(16.3)	*
Other income, net	0.1	—	0.7	0.1%	(0.6)	*
Income tax recovery	9.4	2.0%	8.3	1.7%	1.1	13.3

Net loss from continuing operations	(19.8)	(4.3)%	(12.7)	(2.6)%	(7.1)	55.9
Net loss from discontinued operations, net of income tax	(1.4)	(0.3)%	(20.5)	(4.2)%	19.1	*

Net loss	$(21.2)	(4.6)%	$(33.2)	(6.7)%	$12.0	(36.1)

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$50.0	10.8%	$59.6	12.1%	$(9.6)	(16.1)
Adjusted EBITDA from discontinued operations	(12.2)	(2.6)%	11.9	2.4%	(24.1)	*

Adjusted EBITDA	$37.8	8.2%	$71.5	14.5%	$(33.7)	(47.1)

Net loss per common share — Basic and Diluted
Net loss from continuing operations	$(0.16)		$(0.11)
Net loss from discontinued operations	$(0.01)		$(0.17)
Net loss per common share	$(0.17)		$(0.28)

*	The comparison is not meaningful.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net loss	$(0.1)	$(10.8)	$(21.2)	$(33.2)
Net loss from discontinued operations	—	9.9	1.4	20.5

Net loss from continuing operations	(0.1)	(0.9)	(19.8)	(12.7)
Adjustments:
Interest expense	2.5	4.3	5.7	8.8
Income tax expense (recovery)	(2.0)	(5.2)	(9.4)	(8.3)
Amortization and depreciation	13.1	12.9	25.9	26.8
Foreign exchange loss (gain)	1.6	(1.4)	1.6	(0.4)
Special charges and restructuring costs	9.9	23.6	20.7	37.0
Stock-based compensation	4.4	3.2	7.7	6.7
Debt retirement and other debt costs	—	0.4	18.0	1.7
Other	(0.4)	—	(0.4)	—

Adjusted EBITDA from continuing operations	29.0	36.9	50.0	59.6
Adjusted EBITDA from discontinued operations (1)	—	9.0	(12.2)	11.9

Adjusted EBITDA	$29.0	$45.9	$37.8	$71.5

(1)	The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the three months ended June 30, 2016 consists of interest expense of $5.5 million, income tax recovery of $1.0 million, amortization and depreciation of $11.5 million, special charges and restructuring costs of $1.7 million, stock-based compensation of $0.7 million and purchase accounting adjustments of $0.5 million. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the six months ended June 30, 2016 consists of interest expense of $11.0 million, income tax recovery of $8.4 million, amortization and depreciation of $23.0 million, special charges and restructuring costs of $4.1 million, stock-based compensation of $1.5 million and purchase accounting adjustments of $1.2 million. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the six months ended June 30, 2017 consists of interest expense of $3.7 million, income tax recovery of $6.6 million and a gain on disposal of $7.9 million.

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

Results of Operations

Revenues

The following table sets forth revenues in dollars and as a percentage of total revenues:

	Three months ended June 30,
	2017		2016		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Product	$146.2	61.2%	$157.7	60.6%	$(11.5)	(7.3)
Services	61.5	25.8%	74.5	28.6%	(13.0)	(17.4)
Cloud recurring	30.9	13.0%	28.1	10.8%	2.8	10.0

	$238.6	100.0%	$260.3	100.0%	$(21.7)	(8.3)

	Six months ended June 30,
	2017		2016		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Product	$278.9	60.4%	$296.9	60.2%	$(18.0)	(6.1)
Services	120.9	26.2%	140.1	28.4%	(19.2)	(13.7)
Cloud recurring	61.9	13.4%	56.3	11.4%	5.6	9.9

	$461.7	100.0%	$493.3	100.0%	$(31.6)	(6.4)

Revenues decreased primarily as the result of lower product and service sales, primarily the U.S., partially offset by an increase in cloud recurring revenues. Our EMEA region revenues were relatively flat as stronger volumes were offset by unfavorable movements in foreign exchange rates. In 2017, there was a general weakening of foreign currencies when compared against the U.S. dollar. In particular, for the three and six months ended June 30, 2017, the Euro was weaker against the U.S. dollar by an average of 2.6% and 2.8%, respectively when compared to the same periods in 2016 and the British pound sterling was weaker by an average of 12.3% and 12.8%, respectively. We estimate that for the three and six months ended June 30, 2017, the change in foreign exchange rates accounted for an absolute 2.1% and 2.1%, respectively, of the decrease of revenues, when compared to the prior periods.

In the second quarter of 2017, our product revenues decreased by $11.5 million, or 7.3%, to $146.2 million, when compared to the second quarter of 2016, as a result of lower volumes, partially due to customers migrating to a cloud recurring model. Our services revenues decreased by $13.0 million, or 17.4%, to $61.5 million partially due to lower installation revenues due to timing of projects, and lower product volumes. Our cloud recurring revenues increased by $2.8 million, or 10.0%, to $30.9 million as customers continue to migrate to a cloud recurring model.

For the six months ended June 30, 2017, our product revenues decreased by $18.0 million, or 6.1%, to $278.9 million, when compared to the same period of 2016, as a result of lower volumes, partially due to customers migrating to a cloud recurring model. Our services revenues decreased by $19.2 million, or 13.7%, to $120.9 million partially due to lower installation revenues due to timing of projects, and lower product volumes. Our cloud recurring revenues increased by $5.6 million, or 9.9%, to $61.9 million as customers continue to migrate to a cloud recurring model.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended June 30,
	2017		2016		Change
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
		(in millions, except percentages)
Product	$81.7	55.9%	$92.2	58.5%	$(10.5)	(2.6)
Services	32.4	52.7%	37.4	50.2%	(5.0)	2.5
Cloud recurring	15.4	49.8%	13.6	48.4%	1.8	1.4

	$129.5	54.3%	$143.2	55.0%	$(13.7)	(0.7)

	Six months ended June 30,
	2017		2016		Change
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
		(in millions, except percentages)
Product	$154.9	55.5%	$173.1	58.3%	$(18.2)	(2.8)
Services	62.6	51.8%	66.3	47.3%	(3.7)	4.5
Cloud recurring	31.1	50.2%	27.6	49.0%	3.5	1.2

	$248.6	53.8%	$267.0	54.1%	$(18.4)	(0.3)

For the three and six months ended June 30, 2017, our overall gross margin percentage decreased by an absolute 0.7% and 0.3%, respectively to 54.3% and 53.8%, respectively, when compared to same periods of 2016.

For the second quarter of 2017, our product gross margin percentage decreased by an absolute 2.6% to 55.9% due to lower revenues, as certain cost of sales are fixed, the effect of unfavorable changes in foreign exchange rates (as a lower percentage of cost of sales is denominated in Euros and British pound sterling when compared to the percentage of revenues denominated in those currencies), and product mix. Services gross margin increased by an absolute 2.5% to 52.7%, largely due to realized savings from the results of restructuring actions and the mix of contracts completed during the quarter. Cloud recurring gross margin percentage increased by an absolute 1.4% to 49.8% due primarily to the effect of higher sales, as we saw growth in our higher gross margin percentage cloud offerings.

For the six months ended June 30, 2017, our product gross margin percentage decreased by an absolute 2.8% to 55.5%, our services gross margin increased by an absolute 4.5% to 51.8% and our cloud recurring gross margin percentage increased by an absolute 1.2% to 50.2%, driven by the same factors as for the three month period.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 36.7% of revenues in the second quarter of 2017 from 33.8% in the second quarter of 2016, a decrease of $0.3 million in absolute dollars. Our SG&A expenses for the second quarter of 2017 included $4.4 million (second quarter of 2016—$3.2 million) of stock-based compensation expense. SG&A expenses decreased in absolute dollars due to realized savings from restructuring activities undertaken in the last twelve months and the effect of foreign exchange rates, which were partially offset by investments to support cloud-related growth initiatives.

SG&A expenses increased to 37.0% of revenues for the first six months of 2017 from 35.0% in the first six months of 2016, a decrease of $1.7 million in absolute dollars. Our SG&A expenses for the first six months of 2017 included $7.7 million (first six months of 2016—$6.7 million) of stock-based compensation expense. SG&A expenses decreased in absolute dollars due to same factors as for the second quarter of 2017.

We continue to monitor our cost base closely in an effort to keep our future operating expenditures in line with future revenue levels. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved in future years.

Research and Development (“R&D”)

R&D expenses in the second quarter of 2017 decreased to 9.4% of revenues compared to 10.2% of revenues for the second quarter of 2016, a decrease of $4.0 million in absolute dollars. The decrease was primarily due to realized savings from restructuring activities undertaken in the last twelve months and the effect of foreign exchange rates, which were partially offset by investments to support cloud-related growth initiatives.

R&D expenses in the first six months of 2017 decreased to 9.8% of revenues compared to 10.5% of revenues for the first six months of 2016, a decrease of $6.4 million in absolute dollars. The decrease was due to the same factors as for the second quarter of 2017.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given period. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $9.9 million in the three months ended June 30, 2017. The costs consisted of $7.8 million of employee-related charges, $0.2 million of facility-reduction related charges, $1.9 million of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 125 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred.

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

Special charges and restructuring costs of $23.6 million were recorded in the second quarter of 2016. The costs consisted of $6.5 million of employee-related charges, $0.2 million of facility-reduction related charges, $5.6 million of integration-related charges and $11.3 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 25 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the terminated acquisition of Polycom, as described under “Significant Events and Recent Developments”, above.

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

We expect to incur additional costs in the future to gain operating efficiencies, including under our workforce reduction plan as described under “Significant Events and Recent Developments”, above, and to integrate acquisitions, including the potential acquisition of ShoreTel as described under “Significant Events and Recent Developments” above. The timing and potential amount of such costs will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Amortization of acquisition-related intangible assets

For the three and six months ended June 30, 2017, amortization of acquisition-related intangible assets was $8.6 million and $17.2 million, respectively, and remained consistent with the same periods of 2016.

Operating Loss

We reported operating income of $0.9 million in the second quarter of 2017 compared to an operating loss of $2.8 million in the second quarter of 2016. The operating income was largely driven by lower operating costs due to restructuring actions and lower special charges and restructuring costs, which were partially offset by lower gross margin due to lower revenues.

We reported an operating loss of $5.6 million in the first six months of 2017 compared to an operating loss of $11.2 million in the same period of 2016. The lower operating loss was largely driven by lower operating costs due to restructuring actions and lower special charges and restructuring costs, which were partially offset by lower gross margin due to lower revenues.

Non-Operating Expenses

Interest Expense

Interest expense from continuing operations was $2.5 million in the second quarter of 2017 compared to $4.3 million in the second quarter of 2016. The decrease in interest expense was due to the refinancing of our credit agreement in March 2017 at a lower effective interest rate, as described under “Significant Events and Recent Developments”, above.

Interest expense from continuing operations was $5.7 million in the first six months of 2017 compared to $8.8 million in the same period of 2016. The decrease in interest expense was due to the refinancing of our credit agreement in March 2017 at a lower effective interest rate, as described under “Significant Events and Recent Developments”, above. In addition, for the six months ended June 30, 2017, interest expense of $3.7 million was classified as discontinued operations for the two month-period up to the date of sale of the Mobile business unit, February 28, 2017. This consists of interest expense on the approximate $350.0 million of term loan that was repaid in connection with the sale of the Mobile business unit (three and six months ended June 30, 2016 – interest expense included in discontinued operations of $5.5 million and $11.0 million, respectively).

Debt retirement costs

In the three and six months ended June 30, 2017, we recorded debt retirement costs of nil and $18.0 million relating to the write-off of the unamortized debt issue costs and original issue discount of our prior credit facilities as a result the March 2017 refinancing, as described under “Significant Events and Recent Developments”, above.

In the three and six months ended June 30, 2016, we recorded debt retirement costs of $0.4 million and $1.7 million, respectively relating to the write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of prepayments of our then-existing term loan.

Income tax expense

For the second quarter of 2017, we recorded a net income tax recovery of $2.0 million compared to a recovery of $5.2 million for the second quarter of 2016. The lower tax recovery in the second quarter of 2017 was primarily due to a lower net loss before income taxes. The tax recoveries in the second quarter of 2017 and second quarter of 2016 were primarily due to the expected effective tax rate for the year, as well as tax recoveries on certain non-recurring items primarily related to acquisition and integration activities.

For the first six months of 2017, we recorded a net income tax recovery of $9.4 million compared to a recovery of $8.3 million for the first six months of 2016. The higher tax recovery in the first six months of 2017 was primarily due to a higher net loss before income taxes. The tax recoveries in both periods were primarily due to the expected effective tax rate for the year, as well as tax recoveries on certain non-recurring items primarily related to acquisition and integration activities.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended June 30, 2017 was $0.1 million compared to a net loss from continuing operations of $0.9 million for the three months ended June 30, 2016. The lower net loss from continuing operations was due primarily to higher operating income and lower interest expense, partially offset by a lower tax recovery, as described above.

Our net loss from continuing operations for the six months ended June 30, 2017 was $19.8 million compared to a net loss from continuing operations of $12.7 million for the six months ended June 30, 2016. The higher net loss from continuing operations was due primarily to higher debt retirement costs, which was partially offset by a lower interest expense and lower operating loss, as described above.

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

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017(1)	2016
Revenues	$—	$46.9	$8.0	$90.0
Cost of revenues	—	(17.9)	(6.3)	(37.0)
Selling, general and administrative expenses	—	(8.5)	(5.5)	(20.9)
Research and development expenses	—	(14.1)	(8.4)	(25.7)
Special charges and restructuring costs	—	(1.7)	—	(4.1)
Amortization of acquisition-related intangible assets	—	(10.1)	—	(20.2)
Interest expense(2)	—	(5.5)	(3.7)	(11.0)
Gain on disposal	—	—	7.9	—

Loss from discontinued operations, before income taxes	—	(10.9)	(8.0)	(28.9)
Income tax recovery	—	1.0	6.6	8.4

Comprehensive loss	$—	$(9.9)	$(1.4)	$(20.5)

(1)	Operating results for the six months ended June 30, 2017 consist of the operations up to the date of close, February 28, 2017.
(2)	Interest expense allocated to discontinued operations consists of the pro-rata allocation of interest expense on long-term debt that was repaid from the net proceeds of the sale of the Mobile business unit.

Revenues for the mobile business unit decreased from $90.0 million in the six months ended June 30, 2016 to $8.0 million in the six months ended June 30, 2017. The decrease in revenues is due to the 2017 period including only the period up to time of sale, February 28, 2017. The lower revenues for the Mobile business up to the time of sale were primarily due to a significant portion of revenues being generated in the third month of each quarter.

The Company recorded a gain on disposal of $7.9 million in the first quarter of 2017 consisting of the fair value of consideration received of $378.0 million, less the carrying value of net assets of $362.9 million (which includes cash divested of $30.8 million), costs to sell incurred in the first quarter of 2017 of $2.6 million and liabilities for representations, warranties and indemnifications of $4.6 million. The fair value of consideration received of $378.0 million consisted of cash proceeds of $351.1 million received on February 28, 2017, proceeds from the net working capital adjustment of $16.6 million, received in May 2017, and the fair value of the non-interest bearing promissory note and units acquired of $10.3 million.

Further information on the divestiture is included in note 3 to the Interim Financial Statements.

Net Loss

Our net loss for the second quarter of 2017 was $0.1 million compared to a net loss of $10.8 million in the second quarter of 2016. The lower net loss was due to the lower loss from discontinued operations, as described above.

Our net loss for the first six months of 2017 was $21.2 million compared to a net loss of $33.2 million for the first six months of 2016. The lower net loss compared to the results for the comparative period was due to the lower loss from discontinued operations, which was partially offset by a higher net loss from continuing operations, as described above.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the three and six months ended June 30, 2017 included a loss of $1.5 million and $2.8 million, respectively, related to pension liability adjustments. At June 30, 2017, the pension valuation from December 31, 2016 for our U.K. and Switzerland pension plans were updated for actual investment performance and certain changes in assumptions.

Other comprehensive loss for the three and six months ended June 30, 2016 included a loss of $11.9 million and $24.0 million, respectively, related to pension liability adjustments. At June 30, 2016 and March 31, 2016, the pension valuation from December 31, 2015 for our U.K. and Switzerland pension plans were updated for actual investment performance and certain changes in assumptions. The increase in pension liability and corresponding other comprehensive loss was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rates. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Adjusted EBITDA

Adjusted EBITDA from continuing operations was $29.0 million for the three months ended June 30, 2017 compared to $36.9 million for the three months ended June 30, 2016, a decrease of $7.9 million. The decrease was primarily due to lower revenues and gross margin, partially offset by lower operating costs, as described above. Adjusted EBITDA from discontinued operations was $9.0 million for the three months ended June 30, 2016, representing the operations of the Mobile business unit sold on February 28, 2017, as described above. Adjusted EBITDA, a non-GAAP measure, was $29.0 million for the three months ended June 30, 2017 compared to $45.9 million for the three months ended June 30, 2016, a decrease of $16.9 million. The decrease was driven by lower Adjusted EBITDA from continuing and discontinued operations.

Adjusted EBITDA from continuing operations was $50.0 million for the six months ended June 30, 2017 compared to $59.6 million for the six months ended June 30, 2016, a decrease of $9.6 million. The decrease was primarily due to lower revenues and gross margin, partially offset by lower operating costs, as described above. Adjusted EBITDA from discontinued operations was ($12.2) million for the six months ended June 30, 2017 compared to Adjusted EBITDA from discontinued operations of $11.9 million for the six months ended June 30, 2016. The decrease was due to the 2017 period only including the operations of the Mobile business up to the time of sale, February 28, 2017, as described above. Adjusted EBITDA, a non-GAAP measure, was $37.8 million for the six months ended June 30, 2017 compared to $71.5 million for the six months ended June 30, 2016, a decrease of $33.7 million. The decrease was driven primarily by lower Adjusted EBITDA from discontinued operations.

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

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three and six months ended June 30, 2017 and June 30, 2016.

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2017	2016		2017	2016
		(in millions)
Net cash provided by (used in)
Operating activities	$(9.0)	$(4.0)	$(5.0)	$1.7	$32.8	$(31.1)
Investing activities	12.4	(2.3)	14.7	328.4	(7.3)	335.7
Financing activities	(12.0)	(13.9)	1.9	(384.4)	(54.9)	(329.5)
Effect of exchange rate changes on cash and cash equivalents	2.9	(2.0)	4.9	4.3	(1.0)	5.3

Increase (decrease) in cash and cash equivalents	$(5.7)	$(22.2)	$16.5	$(50.0)	$(30.4)	$(19.6)

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities in the second quarter of 2017 was $9.0 million compared to $4.0 million in the second quarter of 2016. The higher cash used in operating activities was due primarily to higher cash used in changes in non-cash operating assets and liabilities. Net cash provided by operating activities in the first six months of 2017 was $1.7 million compared to $32.8 million in the first six months of 2016. The net cash generated from operating activities includes the cash generated from the operating activities of discontinued operations up to the time of sale. The decrease in cash provided by operating activities for the first six months of 2017 was primarily due to lower operating cash flows provided by changes in non-cash operating assets and liabilities, partially driven by accounts payable and accrued liabilities paid in connection with the sale of the Mobile business unit in the first quarter of 2017, as described under “Significant Events and Recent Developments”, above.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $12.4 million in the second quarter of 2017 as $16.6 million of cash was received in May 2017 relating to the first quarter sale of the Mobile business unit, as described under “Significant Events and Recent Developments”, above, which was partially offset by additions to property, plant and equipment of $4.2 million. Cash used in investing activities was $2.3 million in the second quarter of 2016, which consisted of additions to property, plant and equipment.

Net cash provided by investing activities was $328.4 million in the first six months of 2017 compared to cash used in investing of $7.3 million in the first six months of 2016.

The cash provided by investing in the first six months of 2017 was due to the sale of the Mobile business unit, as described under “Significant Events and Recent Developments”, above. Net cash proceeds of $336.9 million was recorded, consisting of $351.1 million of cash proceeds at the time of sale, received in February 2017 and $16.6 million of additional cash proceeds received in May 2017 from the net working capital adjustment, net of cash included in the divested business unit of $30.8 million.

The cash used for investing in the first six months of 2016 was due to additions to property, plant and equipment.

Cash Used in Financing Activities

Net cash used in financing activities in the second quarter of 2017 was $12.0 million compared to $13.9 million in the second quarter of 2016. The use of cash in the second quarter of 2017 was primarily due to $34.9 million of share repurchases, as described under “Significant Events and Recent Developments”, above, partially offset by net draws of $25.0 million on our revolving credit facility. The use of cash in the second quarter of 2016 was due primarily to repayments on our senior credit facilities and capital leases.

Net cash used in financing activities in the first six months of 2017 was $384.4 million compared to $54.9 million in the first six months of 2016. The use of cash in the first six months of 2017 was primarily due to the refinancing of our senior credit facilities, as described under “Significant Events and Recent Developments”, above, as well as share repurchases and net draws against our revolving credit facility in the second quarter, as described above. In March 2017, we repaid the $591.6 million outstanding on our prior credit facilities, using the $245.0 million proceeds from our new credit facility, the $320.3 million proceeds from the sale of the Mobile business unit, as well as cash on hand.

The use of cash in the first six months of 2016 was primarily due to prepayment of our term loan.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the three and six months ended June 30, 2017, which increased cash by $2.9 million and $4.3 million, respectively (three and six months ended June 30, 2016— decreased cash by $2.0 million and $1.0 million, respectively).

Liquidity and Capital Resources

As of June 30, 2017, our liquidity consisted primarily of cash and cash equivalents of $50.8 million and a $350.0 million revolving facility, of which $103.0 million was drawn. At June 30, 2017, we had $148.1 million of term loan outstanding under our March 2017 Credit Facilities.

Cash and Cash Equivalents

At June 30, 2017, we had cash of $49.7 million and cash equivalents of $1.1 million (December 31, 2016 – cash of $96.2 million and cash equivalents of $1.1 million relating to continuing operations). Our cash equivalents generally consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

Credit Facilities

Our March 2017 Credit Facilities, which mature in 2022, consist of a $350.0 million revolving facility, of which $103.0 million was drawn at June 30, 2017, and an initial $150.0 million term loan. The March 2017 Credit Facilities contain certain affirmative and negative covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as described in note 9 to the Interim Financial Statements.

In connection with the acquisition of ShoreTel, as described under “Significant Events and Recent Developments” above, we have entered into a new fully underwritten $300.0 million term loan, maturing in 2023, from a syndicate of banks. The commitments are subject to certain customary closing conditions, including the completion of the ShoreTel acquisition. The existing term loan and revolving credit facility will remain in place.

Liquidity

If the acquisition of ShoreTel is consummated, we believe that with the new fully underwritten $300.0 million term loan, along with the cash balance remaining after the acquisition and then-undrawn portion of the existing revolving credit facility, we will have sufficient liquidity to support our business operations for the next 12 months. In addition, if the transaction is not consummated, we believe that with our existing cash balances and current undrawn revolving credit facility we will have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding at any time.

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

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability increased to $146.7 million at June 30, 2017 from $145.5 million at December 31, 2016.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At June 30, 2017, the plan had an unfunded pension liability of $101.3 million (December 31, 2016 — $98.7 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations. In June 2013, the Company’s annual funding requirement to fund the pension deficit for 2014 was determined to be $3.9 million (£3.2 million), and increases at an annual rate of 3% for the calendar years 2015 and 2016. In September 2016, the Company’s annual funding requirement to fund the pension deficit was determined to be $7.2 million (£5.5 million) for the remainder of 2016 (on a pro-rata basis) and for 2017, 2018 and 2019.

We have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At June 30, 2017, a liability of $20.0 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2016 – $22.6 million).

At June 30, 2017, we had unfunded pension liabilities in other jurisdictions, including France and Germany, totaling $25.4 million (December 31, 2016 – $24.2 million). In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2017:

	Payments Due by Year
Contractual Obligations	Last six months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Long-term debt obligations - principal (1)	$4.0	$10.3	$11.3	$14.1	$15.0	$196.4	$251.1
Long-term debt obligations – interest and fees (2)	4.2	8.2	7.8	7.5	7.0	1.8	36.5
Capital lease obligations (3)	2.8	3.7	2.4	1.1	—	—	10.0
Operating lease obligations (4)	11.2	16.7	12.3	9.8	5.7	11.1	66.8
Defined benefit plan contributions (5)	3.6	7.2	7.2	—	—	—	18.0
Other	0.9	1.0	—	—	—	—	1.9

Total	$26.7	$47.1	$41.0	$32.5	$27.7	$209.3	$384.3

(1)	Represents the principal on amounts outstanding under the March 2017 Credit Facilities. Amounts outstanding on the revolving credit facility are assumed to be repaid upon maturity.
(2)	Represents interest and commitment fees on amounts outstanding under the March 2017 Credit Facilities. Interest on the outstanding amounts is based on LIBOR plus an applicable margin, as described in note 9 to the Interim Financial Statements. For the purposes of this table, the interest was calculated using the three-month LIBOR at June 30, 2017 and an applicable margin of 2.00%, which is based on our Consolidated Total Net Leverage Ratio at June 30, 2017. Included in long-term debt obligations is a 0.25% commitment fee on the undrawn portion of the revolving facility.
(3)	Represents the principal and interest payments for capital lease obligations. Interest rates on capital lease obligations range from 5.1% to 7.0%.
(4)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(5)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2019 are dependent on the unfunded pension liability and the period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Annual Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $14.1 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At June 30, 2017, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $35.7 million (December 31, 2016 —$38.3 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Annual Financial Statements included in our Annual Report, with updates to these policies described in note 2 to our Interim Financial Statements. The following critical accounting policies have been updated to reflect our results up to June 30, 2017:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 4.7% of the ending aggregate lease portfolio as of June 30, 2017 compared to 4.7% at December 31, 2016. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of June 30, 2017. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As at June 30, 2017 and December 31, 2016, the provision represented 6.1% and 6.0% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award and is recognized over the employee’s requisite service period, which is generally the vesting period.

For the three and six months ended June 30, 2017, stock-based compensation expense was $4.4 million and $7.7 million (three and six months ended June 30, 2016—$3.9 million and $8.2 million, respectively). As of June 30, 2017, there was $35.7 million of unrecognized stock-based compensation expense. We expect this cost to be recognized over a weighted average period of 2.5 years.

Significant accounting pronouncements adopted in 2017

Stock-based compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Compensation – Stock Compensation” to simplify and improve accounting for stock-based compensation. The ASU, among other changes, allows for a policy election such that an entity can continue to estimate forfeitures at the time of grant or can account for forfeitures as they occur. We adopted this ASU in the first quarter of 2017 and elected to account for forfeitures as they occur. The ASU requires a modified retrospective approach for the adoption. As a result, a cumulative-effect adjustment of $5.2 million was recorded to additional paid-in capital and accumulated deficit as at January 1, 2017 to account for the elimination of the historical estimate of forfeitures on stock-based compensation awards.

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

The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented. We are in the process of completing our initial assessment of the standard, including reviewing significant contracts. The adoption of the standard could impact the timing of revenue recognition and the timing of the recognition of expenses directly related to revenue contracts. We expect to complete our initial assessment in the third quarter of 2017.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For operating leases, the ASU requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASU retains the current accounting for lessors and does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We continue to evaluate the effect of the adoption of this ASU but expect the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases and will likely have an insignificant impact on the consolidated statements of earnings.

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended June 30, 2017, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time-period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors previously disclosed in our Annual Report for the fiscal period ended December 31, 2016, the following are risks related to our pending acquisition of ShoreTel, which is discussed in Note 20—Subsequent Event in the notes accompanying the Interim Financial Statements included in this Report:

The pending acquisition of ShoreTel is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the acquisition could have material adverse effects on Mitel.

The completion of the ShoreTel acquisition is subject to a number of conditions, including, among others, the requirement for a sufficient number of ShoreTel stockholders to tender their stock in a tender offer to be commenced by affiliates of Mitel to purchase all of the outstanding shares of ShoreTel common stock such that Mitel beneficially owns at least one share more than 50% of the then outstanding ShoreTel common stock and the receipt of certain other regulatory approvals. These conditions make the completion and timing of the completion of the acquisition uncertain. The acquisition agreement contains certain termination rights for Mitel and ShoreTel, including the right of each party to terminate if, subject to extension in certain limited circumstances, the acquisition has not been consummated on or prior to November 23, 2017.

If the ShoreTel acquisition is not completed, Mitel’s ongoing business may be materially adversely affected without realizing any of the benefits of having completed the acquisition, including, but not limited to:

•	the time and resources committed by Mitel’s management to matters relating to the acquisition could otherwise have been devoted to pursuing other beneficial opportunities for Mitel; and

•	the costs Mitel will be required to pay relating to the acquisition, such as legal, accounting, financial advisory and printing fees, whether or not the acquisition is completed, subject to reimbursement by ShoreTel in certain circumstances.

In addition, if the ShoreTel acquisition is not completed, Mitel could be subject to litigation related to any failure to complete the acquisition or related to any enforcement proceeding commenced against Mitel to perform its obligations under the acquisition agreement. The materialization of any of these risks could adversely impact Mitel’s ongoing businesses, and could have a material adverse effect on the market price of Mitel’s common shares.

Similarly, delays in the completion of the acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the acquisition. As well, Mitel’s ability to attract new employees and retain existing employees may be harmed by uncertainties associated with the acquisition.

The acquisition is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on Mitel or the combined company or, if not obtained, could prevent completion of the acquisition.

Before the acquisition may be completed, any waiting period (or extension thereof) applicable to the acquisition must have expired or been terminated, and any approvals, consents or clearances required in connection with the acquisition must have been obtained, in each case, under applicable law. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the business of Mitel and its subsidiaries following the acquisition, including ShoreTel and its subsidiaries, which we refer to as the combined company. There can be no assurance that regulators will choose not to impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the acquisition. Under the acquisition agreement, Mitel and ShoreTel have agreed to use their commercially reasonable efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities, subject to certain exceptions specified in the acquisition agreement.

Uncertainty regarding the acquisition may cause customers and suppliers to delay or defer decisions concerning Mitel and ShoreTel and adversely affect each company’s business, financial condition and operating results.

The acquisition will occur only if stated conditions are met, some of which are outside the control of Mitel and ShoreTel. In addition, both parties have rights to terminate the acquisition agreement under specified circumstances. Accordingly, there may be uncertainty regarding the consummation of the acquisition. This uncertainty may cause customers and suppliers to delay or defer decisions concerning Mitel or ShoreTel products, which could negatively affect their respective businesses, results of operations and financial conditions. Customers and suppliers may also seek to change existing agreements with Mitel or ShoreTel as a result of the acquisition. Any delay or deferral of those decisions or changes in existing agreements could adversely affect the respective businesses, results of operations and financial conditions of Mitel and ShoreTel, regardless of whether the acquisition is ultimately completed.

The integration of the businesses and operations of Mitel and ShoreTel involves risks, and the failure to integrate successfully the businesses and operations in the expected time frame may adversely affect the future results of the combined company.

The success of the acquisition will depend, in part, on the combined company’s ability to successfully combine the businesses of Mitel and ShoreTel, which currently operate as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of Mitel’s common shares may be harmed.

The integration of the companies will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt the businesses of Mitel and ShoreTel. The challenges involved in this integration include the following:

•	combining our respective product offerings;

•	preserving and attracting new customer, channel partner, supplier and other important relationships of both Mitel and ShoreTel and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	addressing differences in the business cultures of Mitel and ShoreTel to maintain employee morale and retain key employees;

•	the possibility of faulty assumptions underlying the expectations regarding the integration process;

•	unanticipated issues in integrating information technology, communications and other systems;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating and combining geographically diverse operations, relationships and facilities, which may be subject to additional constraints imposed by distance and local laws and regulations;

•	unanticipated changes in federal, state or foreign laws or regulations, and any regulations enacted thereunder; and

•	unanticipated expenses or delays associated with the acquisition.

Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations and cash flows.

Mitel and ShoreTel are currently permitted to conduct only limited planning for the integration of the two companies following the acquisition and have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the acquisition. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. If Mitel fails to manage the integration of these businesses effectively, its growth strategy and future profitability could be negatively affected, and it may fail to achieve the intended benefits of the acquisition.

The combined company will have significant indebtedness.

The combined company expects to incur additional indebtedness to finance the acquisition. The combined company will have consolidated indebtedness that is greater than the current indebtedness of Mitel and ShoreTel, combined, prior to the acquisition. In addition, if the acquisition is consummated, market conditions could cause the overall cost of the indebtedness to be higher than Mitel currently anticipates. Such indebtedness could have the effect, among other things, of reducing the flexibility of the combined company to respond to changing business and economic conditions and increasing borrowing costs. This indebtedness, together with certain covenants that may be imposed on the combined company in connection with incurring this indebtedness, will, among other things, reduce the combined company’s flexibility to respond to changing business and economic conditions and will increase the interest expense of the combined company as compared to the interest expense of Mitel prior to the acquisition. In addition, the amount of cash required to service such indebtedness and thus the demands on the combined company’s cash resources will be greater than the amount of cash flows required to service Mitel’s indebtedness prior to the acquisition. Such increased levels of indebtedness could also reduce funds available for the combined company’s investments in product development as well as capital expenditures, share repurchases and other activities and may create competitive disadvantages relative to other companies with lower debt levels.

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

The financing arrangements that the combined company will enter into in connection with the ShoreTel acquisition will contain restrictions and limitations that could significantly impact the combined company’s ability to operate its business.

Mitel is incurring significant new indebtedness in connection with the acquisition. Mitel expects that the agreements governing the indebtedness of the combined company will contain covenants that will place limitations on the dollar amounts paid or other actions relating to:

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

In addition, the combined company will be required to maintain a maximum consolidated total net leverage ratio as set forth in the agreements governing such indebtedness. The combined company’s ability to comply with this covenant in future periods will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond the combined company’s control. The ability to comply with this covenant in future periods will also depend on the combined company’s ability to successfully implement its overall business strategy and realize contemplated acquisition synergies.

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

Mitel’s acquisition of ShoreTel could trigger certain provisions contained in ShoreTel’s agreements with third parties that could permit such parties to terminate those agreements.

ShoreTel may be a party to agreements that permit a counter-party to terminate an agreement or receive payments because the consummation of the acquisition would cause a default or violate an anti-assignment, change of control or similar clause in such agreement. If this happens, Mitel may have to seek to replace that agreement with a new agreement or make additional payments under such agreement. However, Mitel may be unable to replace a terminated agreement on comparable terms or at all. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations.

Failure to retain key employees could diminish the anticipated benefits of the acquisition.

The success of the acquisition of ShoreTel will depend, in part, on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or industry and management expertise. Employees may experience uncertainty about their future roles until clear strategies are announced or executed. Mitel and ShoreTel, while similar, do not have the same corporate cultures, and some employees may not want to work for the combined company. In addition, competitors may recruit employees during Mitel’s integration of ShoreTel. If Mitel and ShoreTel are unable to retain personnel that are critical to the successful integration and future operation of the companies, the combined company could face disruptions in its operations, loss of existing customers, key information, expertise or know-how, and unanticipated additional recruiting and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition of ShoreTel.

The stock price of Mitel may be adversely affected if the acquisition is not completed.

To the extent the market price of Mitel common shares reflects some assumed benefit associated with the acquisition, if the acquisition is not completed the price of Mitel common shares may decline.

The market price of the combined company’s common shares may be affected by factors different from those affecting the price of Mitel common shares.

The businesses of Mitel and ShoreTel are similar but there are some differences. Given this, the results of operations, as well as the price of the combined company’s common shares, may in the future be affected by factors different from those factors affecting Mitel. The combined company will face additional risks and uncertainties that Mitel or ShoreTel may currently not be exposed to as independent companies.

The market price of Mitel’s common shares may decline as a result of the ShoreTel acquisition.

The market price of Mitel common shares may decline as a result of the acquisition if, among other things, the combined company is unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of Mitel’s and ShoreTel’s businesses are not realized, or if the transaction costs related to the acquisition are greater than expected, or if the financing related to the acquisition is on unfavorable terms. The market price also may decline if the combined company does not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition on the combined company’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to the Company’s purchases of its common shares for the three months ended June 30, 2017.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
	(in thousands)		(in thousands)	(in millions)
April 1 - 30, 2017	—	—	—
May 1 - 31, 2017	1,687	$6.78	1,687
June 1 - 30, 2017	3,144	$7.45	3,144

	4,831		4,831	$20.7

1	On March 7, 2017, the Company announced that its board of directors authorized a common share buyback program. As disclosed in Part I, Item 1, Note 12 “Share Capital”, pursuant to the Notice filed with the TSX, Mitel may purchase up to 7.8 million Mitel common shares, representing approximately 10% of its public float. The Buyback Program commenced on March 9, 2017 and will terminate no later than March 8, 2018. For more information, see note 12 to the Interim Financial Statements.
2	The remaining $20.7 million in the table represents the amount available to repurchase shares under the authorized repurchase program as of June 30, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this Report, which is incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2017.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2017 and June 30, 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and June 30, 2016; (iv) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2017 and June 30, 2016; (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and June 30, 2016; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.