Form 10-Q
period 2017-09-30
MITEL NETWORKS CORP
filed 2017-11-02
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, there were 120,018,873 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$55.4	$97.3
Accounts receivable (net of allowance for doubtful accounts of $16.3 and $11.8, respectively)	216.4	186.3
Sales-type lease receivables (net) (note 5)	4.5	5.8
Inventories (net) (note 6)	106.9	74.9
Other current assets (note 7)	81.6	57.7
Assets of component held for sale, current (note 4)	—	121.3

	464.8	543.3
Non-current portion of sales-type lease receivables (net) (note 5)	4.9	6.7
Deferred tax asset	131.5	185.2
Property and equipment (net)	54.7	39.1
Identifiable intangible assets (net) (note 8)	410.8	100.4
Goodwill	549.0	346.3
Other non-current assets	30.7	7.9
Assets of component held for sale, non-current (note 4)	—	332.5

	$1,646.4	$1,561.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$292.5	$200.6
Current portion of deferred revenue	154.9	88.0
Current portion of long-term debt (note 11)	16.5	38.9
Liabilities of component held for sale, current (note 4)	—	58.3

	463.9	385.8
Long-term debt (note 11)	615.8	547.1
Long-term portion of deferred revenue	59.1	39.4
Deferred tax liability	10.3	10.0
Pension liability (note 12)	148.7	145.5
Other non-current liabilities	30.5	25.9
Liabilities of component held for sale, non-current (note 4)	—	24.8

	1,328.3	1,178.5

Commitments, guarantees and contingencies (note 13)
Shareholders’ equity:
Common shares, without par value and additional paid-in capital — unlimited shares authorized; issued and outstanding: 119.9 and 122.0, respectively (note 14)	1,461.7	1,482.2
Warrants (note 15)	39.1	39.1
Accumulated deficit	(988.9)	(946.7)
Accumulated other comprehensive loss	(193.8)	(191.7)

	318.1	382.9

	$1,646.4	$1,561.4

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues	$241.5	$234.5	$703.2	$727.8
Cost of revenues	108.5	109.8	321.6	336.1

Gross margin	133.0	124.7	381.6	391.7

Expenses (Income):
Selling, general and administrative	84.0	82.9	255.0	255.6
Research and development	22.5	23.0	67.8	74.7
Special charges and restructuring costs (note 17)	35.7	20.8	56.4	57.8
Amortization of acquisition-related intangible assets	8.5	9.5	25.7	26.3
Income from termination fee received (note 21)	—	(60.0)	—	(60.0)

	150.7	76.2	404.9	354.4

Operating income (loss)	(17.7)	48.5	(23.3)	37.3
Interest expense	(3.3)	(3.9)	(9.0)	(12.7)
Debt retirement and other debt costs (note 11)	—	(0.4)	(18.0)	(2.1)
Other income (expense)	(1.1)	1.3	(1.0)	2.0

Income (loss) from continuing operations, before income taxes	(22.1)	45.5	(51.3)	24.5
Current income tax recovery (expense)	1.9	1.2	(1.5)	(2.0)
Deferred income tax recovery (expense)	(6.6)	(12.9)	6.2	(1.4)

Net income (loss) from continuing operations	(26.8)	33.8	(46.6)	21.1
Net loss from discontinued operations, net of tax (note 4)	—	(8.7)	(1.4)	(29.2)

Net income (loss)	$(26.8)	$25.1	$(48.0)	$(8.1)

Net income (loss) per common share – Basic
Net income (loss) from continuing operations	$(0.23)	$0.28	$(0.39)	$0.17
Net loss from discontinued operations	$—	$(0.07)	$(0.01)	$(0.24)
Net income (loss) per share	$(0.23)	$0.21	$(0.40)	$(0.07)
Net income (loss) per common share – Diluted
Net income (loss) from continuing operations	$(0.23)	$0.27	$(0.39)	$0.17
Net loss from discontinued operations	$—	$(0.07)	$(0.01)	$(0.23)
Net income (loss) per share	$(0.23)	$0.20	$(0.40)	$(0.06)
Weighted-average number of common shares outstanding (note 16)
Basic	118.9	121.7	120.9	121.3
Diluted	118.9	125.9	120.9	125.5

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net income (loss)	$(26.8)	$25.1	$(48.0)	$(8.1)

Other comprehensive income (loss):
Foreign currency translation adjustments	1.9	0.4	3.3	(1.2)
Pension liability adjustments	(2.6)	(39.3)	(5.4)	(63.3)

	(0.7)	(38.9)	(2.1)	(64.5)

Comprehensive income (loss)	$(27.5)	$(13.8)	$(50.1)	$(72.6)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Number of Common Shares	Common Shares and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	120.8	$1,463.2	$39.1	$(729.4)	$(168.0)	$604.9

Comprehensive income (loss)	—	—	—	(22.4)	(11.1)	(33.5)
Exercise of stock options and vesting of restricted stock units	0.3	0.2	—	—	—	0.2
Stock-based compensation	—	4.3	—	—	—	4.3

Balance at March 31, 2016	121.1	$1,467.7	$39.1	$(751.8)	$(179.1)	$575.9

Comprehensive income (loss)	—	—	—	(10.8)	(14.5)	(25.3)
Exercise of stock options and vesting of restricted stock units	0.4	1.3	—	—	—	1.3
Stock-based compensation	—	3.9	—	—	—	3.9

Balance at June 30, 2016	121.5	$1,472.9	$39.1	$(762.6)	$(193.6)	$555.8

Comprehensive income (loss)	—	—	—	25.1	(38.9)	(13.8)
Exercise of stock options and vesting of restricted stock units	0.4	0.5	—	—	—	0.5
Stock-based compensation	—	4.3	—	—	—	4.3

Balance at September 30, 2016	121.9	$1,477.7	$39.1	$(737.5)	$(232.5)	$546.8

Comprehensive income (loss)	—	—	—	(209.2)	40.8	(168.4)
Exercise of stock options and vesting of restricted stock units	0.1	0.2	—	—	—	0.2
Stock-based compensation	—	4.3	—	—	—	4.3

Balance at December 31, 2016	122.0	$1,482.2	$39.1	$(946.7)	$(191.7)	$382.9

Adoption of new accounting standard (note 2)	—	(5.8)	—	5.8	—	—
Comprehensive income (loss)	—	—	—	(21.1)	(3.3)	(24.4)
Repurchase of shares (note 14)	(0.1)	(0.8)	—	—	—	(0.8)
Exercise of stock options and vesting of restricted stock units	0.8	1.0	—	—	—	1.0
Stock-based compensation	—	3.3	—	—	—	3.3

Balance at March 31, 2017	122.7	$1,479.9	$39.1	$(962.0)	$(195.0)	$362.0

Comprehensive income (loss)	—	—	—	(0.1)	1.9	1.8
Repurchase of shares (note 14)	(4.8)	(34.9)	—	—	—	(34.9)
Exercise of stock options and vesting of restricted stock units	0.3	1.1	—	—	—	1.1
Stock-based compensation	—	4.4	—	—	—	4.4

Balance at June 30, 2017	118.2	$1,450.5	$39.1	$(962.1)	$(193.1)	$334.4

Comprehensive income (loss)	—	—	—	(26.8)	(0.7)	(27.5)
Exercise of stock options and vesting of restricted stock units	1.7	8.1	—	—	—	8.1
Stock-based compensation	—	3.1	—	—	—	3.1

Balance at September 30, 2017	119.9	$1,461.7	$39.1	$(988.9)	$(193.8)	$318.1

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$(26.8)	$25.1	$(48.0)	$(8.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	13.2	26.0	39.1	75.8
Stock-based compensation	3.1	4.3	10.8	12.5
Deferred income tax expense (recovery)	6.6	9.1	(12.7)	(10.8)
Non-cash portion of debt retirement and other debt costs (note 11)	—	0.4	18.0	2.1
Gain on divestiture of the Mobile business unit (note 4)	—	—	(7.9)	—
Accretion of interest	(0.3)	—	(0.7)	—
Non-cash movements in provisions	3.5	3.8	6.4	3.0
Change in non-cash operating assets and liabilities (note 19)	28.6	(39.0)	24.6	(12.0)

Net cash provided by (used in) operating activities	27.9	29.7	29.6	62.5

Investing activities:
Additions to property, equipment and intangible assets	(4.9)	(4.6)	(13.4)	(11.9)
Acquisitions, net of cash acquired (note 3)	(400.6)	—	(400.6)	—
Proceeds from sale of discontinued operations, net of cash divested (note 4)	—	—	336.9	—

Net cash provided by (used in) investing activities	(405.5)	(4.6)	(77.1)	(11.9)

Financing activities:
Proceeds from issuance of term loan under the 2017 Credit Facilities (note 11)	298.5	—	448.5	—
Repayments of the term loan under the new credit facility	(1.9)	—	(3.8)	—
Borrowings under the new revolving credit facility (note 11)	200.0	—	363.0	—
Repayments of the new revolving credit facility	(113.0)	—	(173.0)	—
Payment of debt issue costs and other debt costs (note 11)	(9.5)	—	(16.1)	—
Repayment of term loan under the prior credit facility (note 11)	—	(11.5)	(591.6)	(65.1)
Borrowings under the prior revolving credit facility	—	17.0	40.0	53.0
Repayments under the prior revolving credit facility	—	(17.0)	(40.0)	(53.0)
Repayment of capital lease liabilities and other long-term debt	(1.3)	(1.9)	(5.0)	(4.7)
Proceeds from issuance of common shares from option exercises	8.1	0.5	10.2	2.0
Repurchase of common shares	—	—	(35.7)	—

Net cash provided by (used in) financing activities	380.9	(12.9)	(3.5)	(67.8)

Effect of exchange rate changes on cash and cash equivalents	1.3	(0.1)	5.6	(1.1)

Net increase (decrease) in cash and cash equivalents	4.6	12.1	(45.4)	(18.3)
Cash and cash equivalents, beginning of period	50.8	61.2	100.8	91.6

Cash and cash equivalents, end of period	$55.4	$73.3	$55.4	$73.3

(Note 19 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and September 30, 2016

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

Stock-based compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Compensation – Stock Compensation” to simplify and improve accounting for stock-based compensation. The ASU, among other changes, allows for a policy election such that an entity can continue to estimate forfeitures at the time of grant or can account for forfeitures as they occur. The Company adopted this ASU in the first quarter of 2017 and has elected to account for forfeitures as they occur. The ASU requires a modified retrospective approach for the adoption. As a result, a cumulative-effect adjustment of $5.8 was recorded to additional paid-in capital and accumulated deficit as at January 1, 2017 to account for the elimination of the historical estimate of forfeitures on stock-based compensation awards.

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

The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company is in the process of completing its initial assessment of the standard, including reviewing significant contracts. The adoption of the standard could impact the timing of revenue recognition and the timing of the recognition of expenses directly related to revenue contracts. The company expects to complete the initial assessment, as well as a significant portion of the implementation process, in the fourth quarter of 2017.

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

Statement of cash flows – presentation of restricted cash

In November 2016, the FASB issued ASU 2016-18 “Restricted Cash” to provide guidance on the presentation of restricted cash in the statement of cash flows. Currently, the statement of cash flows explained the change in cash and cash equivalents for the period. The ASU requires that the statement of cash flows explain the change in cash, cash equivalents and restricted cash for the period. The ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and may be early-adopted. The Company expects to adopt the ASU in the fourth quarter of 2017. The Company does not expect the adoption to have a material effect on the statements of cash flows as the Company’s restricted cash is not expected to be material.

3. ACQUISITION

On September 25, 2017, Mitel acquired ShoreTel, Inc. (“ShoreTel”) (NASDAQ:SHOR), a provider of unified video, voice and content communications solutions, primarily in the U.S., with revenues of $357.8 for the twelve months ended June 30, 2017. Mitel acquired all of the outstanding shares of common stock of ShoreTel in exchange for total consideration of $531.4, which includes amounts paid to cash out all in-the-money, vested ShoreTel stock options and all vested restricted stock units. In conjunction with the acquisition, the Company completed a refinancing of its long-term senior debt, as described in note 11.

Mitel management believes the transaction provides the Company with financial scale and operating leverage, in particular in the U.S. The transaction will allow the combined company to leverage the research and development workforce acquired as well as realize synergies. These factors contributed to the recognition of goodwill for the acquisition.

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The accounting for the acquisition, including estimating the fair values of assets and liabilities acquired, is still being completed. As a result, the final purchase price allocation, which is expected to be completed within the next twelve months, may differ significantly from the estimates. The preliminary purchase price and allocation of the purchase price is as follows:

September 25, 2017
Net assets:
Cash and cash equivalents	$120.4
Accounts receivable(1)	24.0
Inventories(2)	13.1
Other current assets	12.6
Property and equipment	18.1
Intangible assets – customer relationships(3)(5)	195.9
Intangible assets – developed technology(4)(5)	137.8
Goodwill(5)	202.7
Other non-current assets	6.2
Accounts payable and accrued liabilities	(55.4)
Current portion of deferred revenue	(60.3)
Long-term portion of deferred revenue	(17.9)
Deferred tax liability	(62.1)
Other non-current liabilities	(3.7)

Net assets acquired	$531.4

Consideration given:
Cash paid to ShoreTel shareholders on September 25, 2017	$521.0
Cash paid to holders of ShoreTel options and restricted stock units in October 2017(6)	10.4

Total consideration given	$531.4

(1)	Fair value of accounts receivable consists of gross contractual amounts receivable of $24.5, less best estimate of amounts not expected to be collected of $0.5.
(2)	Fair value of inventory consists of inventory with a historical cost of $14.7 less a historical provision of $1.6.
(3)	Intangible assets – customer relationships are expected to be amortized over their estimated useful life of 6 years.
(4)	Intangible assets – developed technology is expected to be amortized over their estimated useful life of 6 years.
(5)	Neither the goodwill nor the intangible assets are expected to be deductible for tax purposes.
(6)	Cash paid to holders of ShoreTel vested, in-the-money options and vested, restricted stock units.

ShoreTel’s results of operations are included in the consolidated statements of operations of the combined entity from the date of acquisition. The amount of revenue included in the Company’s results of operations for the three and nine months ended September 30, 2017 as a result of the acquisition was $7.7 and $7.7, respectively. The amount of net loss included in the Company’s results of operations for the three and nine months ended September 30, 2017 as a result of the acquisition was $4.0 and $4.0, respectively, which includes amortization of acquired intangible assets of $0.6 and $0.6, respectively.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the earliest fiscal year:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Operations
Revenues	$321.5	$319.4	$965.4	$989.4
Net earnings (loss)	$(59.3)	$0.9	$(121.0)	$(79.1)
Net earnings (loss) per share	$(0.50)	$0.01	$(1.00)	$(0.65)

These pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that actually would have resulted had the acquisition been effected at the beginning of the respective periods and are not necessarily representative of future results. The pro-forma results include the following adjustments:

•	A reduction to revenue as a result of the valuation of the deferred revenue acquired being below ShoreTel’s historical book value.

•	Amortization of intangible assets that arose from the acquisition of $13.9 per quarter.

•	Increase to interest expense of approximately $5.0 per quarter as a result of the additional borrowings incurred to finance the acquisition.

•	A tax provision based on an estimated effective tax rate of nil as a result of unrecognized tax loss carryforwards.

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

Assets and liabilities held for sale for the Mobile business unit were as follows:

December 31, 2016
Assets of component held for sale, current:
Cash and cash equivalents	$3.5
Accounts receivable	83.2
Inventories	7.1
Other current assets	27.5

$121.3

Assets of component held for sale, non-current:
Property and equipment (net)	$13.8
Identifiable intangible assets (net)	215.3
Goodwill	99.5
Other non-current assets	3.9

$332.5

Liabilities of component held for sale, current:
Accounts payable and accrued liabilities	$43.3
Current portion of deferred revenue	14.6
Current portion of long-term debt – capital leases	0.4

$58.3

Liabilities of component held for sale, non-current:
Long-term debt – capital leases	$0.9
Long-term portion of deferred revenue	1.7
Deferred tax liability	14.3
Other non-current liabilities	7.9

$24.8

Summarized results of operations for the Mobile business unit are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017(1)	2016
Revenues	$—	$45.3	$8.0	$135.3
Cost of revenues	—	(21.7)	(6.3)	(58.7)
Selling, general and administrative expenses	—	(7.5)	(5.5)	(28.4)
Research and development expenses	—	(11.4)	(8.4)	(37.1)
Special charges and restructuring costs	—	(1.7)	—	(5.8)
Amortization of acquisition-related intangible assets	—	(10.1)	—	(30.3)
Interest expense(2)	—	(5.5)	(3.7)	(16.5)
Other income	—	0.1	—	0.1
Gain on disposal	—	—	7.9	—

Loss from discontinued operations, before income taxes	—	(12.5)	(8.0)	(41.4)
Income tax recovery	—	3.8	6.6	12.2

Comprehensive loss	$—	$(8.7)	$(1.4)	$(29.2)

(1)	Operating results for the nine months ended September 30, 2017 consist of the operations up to the date of close, February 28, 2017.
(2)	Interest expense allocated to discontinued operations consists of the pro-rata allocation of interest expense on long-term debt that was repaid from the net proceeds of the sale of the Mobile business unit.

For the nine months ended September 30, 2017 the loss from discontinued operations includes amortization and depreciation of nil and stock-based compensation of nil (three and nine months ended September 30, 2016 — amortization and depreciation of $11.7 and $34.7, respectively and stock-based compensation of $0.8 and $2.3, respectively). The Mobile business unit incurred capital expenditures of $1.2 for the nine months ended September 30, 2017 (three and nine months ended September 30, 2016 — $2.2 and $2.9, respectively).

Gain on disposal

The Company recorded a gain on disposal of $7.9 in the first nine months of 2017 consisting of the fair value of consideration received of $378.0, less the carrying value of net assets of $362.9 (which includes cash divested of $30.8), costs to sell incurred in the first quarter of 2017 of $2.6 and liabilities for representations, warranties and indemnifications of $4.6, as described below. The fair value of consideration received of $378.0 consisted of cash proceeds of $351.1 received on February 28, 2017, proceeds from the net working capital and other closing adjustments of $16.6, received in May 2017, and the fair value of the non-interest bearing promissory note and units acquired of $10.3 (as described in note 4 to the Annual Financial Statements).

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

	September 30, 2017				December 31, 2016
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$3.9	$(1.0)		$2.9	$4.7	$(1.0)		$3.7
Current portion of investment in sales-type leases	4.6	(0.1)		4.5	6.0	(0.2)		5.8
Non-current portion of investment in sales-type leases	5.1	(0.2)		4.9	6.9	(0.2)		6.7

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	13.6	(1.3)		12.3	17.6	(1.4)		16.2
Sold rental payments remaining unbilled	34.2	(1.1	)(1)	33.1	39.6	(1.3	)(1)	38.3

Total of sales-type leases unsold and sold	$47.8	$(2.4)		$45.4	$57.2	$(2.7)		$54.5

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three and nine months ended September 30, 2017, the Company sold rental payments of $2.2 and $9.2, respectively, and recorded gains on sale of those rental payments of $0.3 and $1.2, respectively (three and nine months ended September 30, 2016—sold $3.2 and $12.1, respectively and recorded gains of $0.5 and $1.9, respectively). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of September 30, 2017

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.1	$0.8	$1.0	$1.8	$3.9
Investment in sold and unsold sales-type lease receivables	38.1	5.3	0.5	5.8	43.9

Total gross sales-type leases	40.2	6.1	1.5	7.6	47.8
Allowance	(0.9)	(0.5)	(1.0)	(1.5)	(2.4)

Total net sales-type leases	$39.3	$5.6	$0.5	$6.1	$45.4

Aging Analysis as of December 31, 2016

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.0	$1.7	$1.0	$2.7	$4.7
Investment in sold and unsold sales-type lease receivables	43.5	8.9	0.1	9.0	52.5

Total gross sales-type leases	45.5	10.6	1.1	11.7	57.2
Allowance	(1.1)	(0.8)	(0.8)	(1.6)	(2.7)

Total net sales-type leases	$44.4	$9.8	$0.3	$10.1	$54.5

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

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	September 30, 2017	December 31, 2016
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$2.8	$3.2
Allowance against sales-type leases individually evaluated for impairment	(1.4)	(1.4)

Sales-type leases individually evaluated for impairment, net	$1.4	$1.8

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$45.0	$54.0
Allowance against sales-type leases collectively evaluated for impairment	(1.0)	(1.3)

Sales-type leases collectively evaluated for impairment, net	$44.0	$52.7

6. INVENTORIES

	September 30, 2017	December 31, 2016
Raw materials	$7.0	$7.3
Finished goods(1)	103.1	69.7
Service inventory	7.3	6.4
Less: provision for excess and obsolete inventory(1)	(10.5)	(8.5)

	$106.9	$74.9

(1)	At September 30, 2017, finished goods are recorded net of approximately $11.4 of historical inventory provision remaining from acquisitions, as discussed in note 3 of the Annual Financial Statements (December 31, 2016 – $11.5). This amount will decrease as the related inventory acquired is sold or written off.

7. OTHER CURRENT ASSETS

	September 30, 2017	December 31, 2016
Prepaid expenses and deferred charges	$40.3	$26.0
Unbilled receivables	4.9	5.3
Due from related parties (note 10)	0.2	0.3
Income tax receivable	12.6	10.5
Other receivables	22.0	14.7
Restricted cash	1.6	0.9

	$81.6	$57.7

8. IDENTIFIABLE INTANGIBLE ASSETS

	September 30, 2017			December 31, 2016
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$307.7	$(109.0)	$198.7	$169.9	$(87.3)	$82.6
Customer relationships	215.7	(8.7)	207.0	17.2	(6.6)	10.6
Patents, trademarks and other	35.5	(30.4)	5.1	34.6	(27.4)	7.2

	$558.9	$(148.1)	$410.8	$221.7	$(121.3)	$100.4

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2017	December 31, 2016
Trade payables	$67.3	$45.5
Employee-related payables	56.7	39.6
Accrued liabilities	111.3	75.5
Restructuring, warranty and other provisions	25.6	18.9
Due to related parties (note 10)	1.0	0.8
Other payables	30.6	20.3

	$292.5	$200.6

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

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and nine months ended September 30, 2017, Mitel recorded lease expense for base rent and operating costs of $1.1 and $3.5, respectively (three and nine months ended September 30, 2016—$1.2 and $3.5, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.1 and $0.8, respectively, for the three months ended September 30, 2017 (three months ended September 30, 2016—$0.2 and $0.7, respectively) and were $0.5 and $2.9, respectively, for the nine months ended September 30, 2017 (nine months ended September 30, 2016—$1.1 and $2.4, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 7 and note 9, respectively.

11. LONG-TERM DEBT

	September 30, 2017	December 31, 2016
Term Loan, five-year term, maturing March 2022	$146.3	$—
Incremental Term Loan, six-year term, maturing September 2023	300.0	—
Revolving credit facility, maturing March 2022	190.0	—
Term loan, repaid in March 2017	—	591.6
Unamortized original issue discount	(1.5)	(4.7)
Unamortized debt issue costs	(11.3)	(12.6)
Capital leases	8.8	11.7

	632.3	586.0
Less: current portion	(16.5)	(38.9)

	$615.8	$547.1

The senior credit facilities consist of an initial $150.0 term loan (“Term Loan”), a $300.0 incremental term loan (“Incremental Term Loan”) and a $350.0 revolving facility (together, the “2017 Credit Facilities”). Our prior credit facilities (the “April 2015 Credit Facilities”) were repaid in March 2017 in conjunction with the March 2017 refinancing, as described below.

2017 Credit Facilities

On March 9, 2017, Mitel refinanced its senior secured credit facilities. The credit facilities were initially comprised of a $150.0 Term Loan and a $350.0 revolving facility. Proceeds of $150.0 from the Term Loan along with amounts initially drawn on the revolving facility of $95.0 and cash on hand, were used to repay the remaining principal and accrued interest outstanding under the prior credit facilities, as well as fees and expenses related to the new financing.

On September 25, 2017, Mitel amended its senior secured credit facilities to allow for a $300.0 Incremental Term Loan. The $300.0 Incremental Term Loan, along with amounts drawn on the revolving credit facility and cash on hand from the combined company were used to finance the acquisition of ShoreTel, as described in note 3. The amendment also adjusted, among other items, the maximum Consolidated Total Net Leverage Ratio, as defined below, and the applicable margin on the term loan and revolving credit facility based on the Consolidated Total Net Leverage Ratio.

Costs incurred in March 2017 relating to the Term Loan were $2.0 and are recorded net against long-term debt and are amortized over the term of the Term Loan. Costs incurred in March 2017 of $4.6 relating to the revolving facility are recorded as other non-current assets and are amortized on a straight-line basis over the term of the revolving facility. Costs incurred in September 2017 of $9.5 relating to the Incremental Term Loan are recorded net against long-term debt and are amortized over the term of the Incremental Term Loan.

The Term Loan, Incremental Term Loan and revolving credit facility bear interest at LIBOR plus an applicable margin or, at the option of the Company, a base rate plus an applicable margin. The Term Loan and revolving credit facility mature in March 2022 and the Incremental Term Loan matures in September 2023. The revolving credit facility also has an undrawn commitment fee. The applicable margin on LIBOR borrowings under the Incremental Term Loan is 3.75% and LIBOR has a floor of 1.00%. The applicable margin and the undrawn commitment fee on the revolving credit facility and the applicable margin on the Term Loan are based on the Consolidated Total Net Leverage Ratio (the “Leverage Ratio”), as defined in the amended credit facility (the ratio of Consolidated Total Indebtedness, net of up to $50.0 of unrestricted cash, to the trailing twelve months Consolidated EBITDA, as defined in the amended credit facility), and are as follows:

Consolidated Total Net Leverage Ratio	Commitment Fee	Applicable Margin on LIBOR Rate Borrowings
Less than 1.25	0.25%	1.75%
Greater than or equal to 1.25 but less than 1.75	0.25%	2.00%
Greater than or equal to 1.75 but less than 2.25	0.30%	2.25%
Greater than or equal to 2.25 but less than 2.75	0.35%	2.50%
Greater than or equal to 2.75 but less than 3.25	0.35%	3.00%
Greater than or equal to 3.25	0.40%	3.25%

The Company is required to make principal repayments on the Term Loan of $1.9 per quarter from June 2017 to March 2018, $2.8 per quarter from June 2018 to March 2020 and $3.8 per quarter from June 2020 to December 2021. The Company is required to make principal repayments on the Incremental Term Loan of $0.8 per quarter until maturity.

In addition, when the consolidated Total Net Leverage Ratio is above 2.00, the Company is required to make annual principal repayments on the Term Loan and Incremental Term Loan based on a percentage of excess cash flow (as defined in the 2017 Credit Facilities). The annual excess cash flow repayment is required to be paid within 100 days of the end of the fiscal year. The first annual excess cash flow payment is required to be paid within 100 days of December 31, 2018.

The Term Loan can be repaid without premium or penalty. The Incremental Term Loan can be repaid without premium or penalty anytime after March 25, 2018. Prior to March 25, 2018, the Incremental Term Loan can be repaid with a penalty of 1% of principal where the repayment was due to a refinancing at a lower effective rate. The 2017 Credit Facilities have customary default clauses, such that repayment of the credit facilities may be accelerated in the event of an uncured default. The proceeds from the issuance of debt, and proceeds from the sale of Company assets, may also be required to be used, in whole or in part, to make mandatory prepayments under the 2017 Credit Facilities.

The 2017 Credit Facilities, as amended, contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum Leverage Ratio and a minimum Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, both as defined in the credit facility) (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, and (f) limitations on the payment of dividends and repurchases of shares. The Company was in compliance with these covenants at September 30, 2017. The maximum Leverage Ratio is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2017 through June 30, 2017	3.50
July 1, 2017 through June 30, 2018	4.25
July 1, 2018 through September 30, 2018	3.75
October 1, 2018 through December 31, 2018	3.50
January 1, 2019 and thereafter	3.25

The maximum Leverage Ratio and actual Leverage Ratio are as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
March 31, 2017	3.50	1.17
June 30, 2017	3.50	1.32
September 30, 2017	4.25	3.52

The minimum Interest Coverage Ratio throughout the term of the credit facility is 3.00. The Interest Coverage Ratio at September 30, 2017 was 7.53.

Other debt prepayments

In March 2017, prior to the refinancing, the Company repaid $338.1 on its prior credit facilities using proceeds from the divestiture of the Mobile business unit, as described in note 4. In addition, in January 2017 the Company made prepayments of $22.6 on its term loan. In the first quarter of 2017, the Company expensed $18.0 of unamortized debt issue costs and unamortized original issue discount relating to the prepayments and the full repayment of the prior credit facilities, as described above.

In 2016, Mitel made prepayments on its term loan of $25.0 in January, $15.0 in March, $13.6 in June and $11.5 in July and recorded debt retirement costs of $1.3, $0.4 and $0.4 in the first, second and third quarter of 2016, respectively, for the write-off of the pro-rata portion of unamortized debt issue costs and original issue discount relating to the prepayments.

12. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans primarily in the U.K., France and Germany as well as a multiple-employer defined benefit pension plan in Switzerland. At September 30, 2017, the net pension liability was $148.7 (December 31, 2016—$145.5).

The Company’s net periodic benefit cost was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Defined contribution plans
Contribution expense	$2.7	$2.6	$8.5	$9.2
Defined benefit plans
Current service cost	0.6	0.8	1.7	2.1
Interest cost	2.2	2.6	6.4	8.1
Expected return on plan assets	(2.4)	(2.6)	(6.9)	(7.9)
Recognized actuarial loss(1)	0.8	0.6	2.5	1.7

Total periodic benefit cost, net	$3.9	$4.0	$12.2	$13.2

(1)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of accumulated other comprehensive loss into operating expenses, primarily selling, general and administrative expense.

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

Contingencies

The Company is party to legal proceedings, claims and potential claims arising in the normal course of business. The Company’s management and legal counsel estimate that any monetary liability or financial impact of such claims or potential claims to which the Company might be subject after final adjudication would not be material to the Interim Financial Statements. In circumstances where the outcome of the lawsuit is expected to be unfavorable, the Company has recorded a provision for the expected settlement amount. Where the expected settlement amount is a range, the Company has provided for the best estimate within that range. If no amount within the range is more likely, the Company has provided for the minimum amount of the range.

Letters of Credit and Guarantees

Letters of credit, financial guarantees and other similar instruments are reviewed regularly, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $5.9 at September 30, 2017 (December 31, 2016 — $6.2). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant at September 30, 2017 and December 31, 2016.

14. SHARE CAPITAL

Share Capital

At September 30, 2017 and December 31, 2016, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

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

For the three and nine months ended September 30, 2017, Mitel repurchased and cancelled nil and 4.9 million common shares, respectively, at a total cost of nil and $35.7, respectively. For the year-ended December 31, 2016, Mitel did not repurchase any of its common shares.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	2017		2016
	Number of Options	Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Balance, beginning of first quarter	8.3	$7.01	9.4	$6.97
Granted	— (1)	$6.59	0.8	$7.17
Exercised	(0.3)	$4.07	(0.1)	$4.70
Forfeited	(0.3)	$8.31	(0.1)	$8.27
Expired	— (1)	$8.98	(0.5)	$5.42

Balance, end of first quarter	7.7	$7.03	9.5	$7.09

Granted	0.1	$6.47	0.1	$6.74
Exercised	(0.3)	$4.10	(0.2)	$4.94
Forfeited	— (1)	$8.68	(0.4)	$8.74
Expired	(0.6)	$9.01	(0.1)	$8.79

Balance, end of second quarter	6.9	$6.96	8.9	$7.07

Granted	—	$—	— (1)	$8.12
Exercised	(1.6)	$5.08	(0.2)	$3.86
Forfeited	— (1)	$8.92	— (1)	$8.36
Expired	(0.6)	$8.57	(0.2)	$9.63

Balance, end of third quarter	4.7	$7.35	8.5	$7.04

Number of options exercisable September 30,	3.4	$7.10	5.7	$6.55

(1)	Number of options is less than 0.1 for the period.

Restricted Stock Units

In the three and nine months ended September 30, 2017, the Company granted 0.4 million and 2.0 million restricted stock units (“RSUs”), respectively, and 0.2 million and 0.9 million RSUs vested, respectively (three and nine months ended September 30, 2016 — granted nil and 1.8 million, respectively, and vested 0.2 million and 0.7 million, respectively). At September 30, 2017, 3.7 million RSUs were outstanding (December 31, 2016 – 3.1 million).

Performance Share Units

In March 2017, the Company granted 0.4 million performance share units (“PSUs”). PSUs are convertible into common stock to the extent that the performance target is met. The performance target for PSUs is a cumulative annual growth rate (“CAGR”) of Mitel stock traded on the NASDAQ stock exchange over the term of the PSU. If the CAGR is less than 10%, then PSUs do not vest. If the CAGR is greater than 25%, the PSUs vest at a ratio of 2 common stock for each PSU. For CAGRs from 10% to 25%, the PSUs vest at ratio of between 0.5 and 2.0 common stocks for each PSU, depending on the CAGR. PSUs have a term of three years. At September 30, 2017, 0.4 million PSUs were outstanding (December 31, 2016 – nil).

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

The number of stock-based awards available for grant under the Company’s 2017 Plan at September 30, 2017 was 8.6 million (December 31, 2016—2.7 million available for grant under the 2014 Equity Incentive Plan).

15. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	September 30, 2017	December 31, 2016
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At September 30, 2017, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2016—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

16. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Weighted average common shares outstanding, basic	118.9	121.7	120.9	121.3
Dilutive effect of stock options	—	1.4	—	1.5
Dilutive effect of RSUs	—	0.3	—	0.2
Dilutive effect of warrants	—	2.5	—	2.5

Weighted average common shares outstanding, diluted	118.9	125.9	120.9	125.5

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three Months Ended September 30		Nine Months Ended September 30
(Average number outstanding, in millions)	2017	2016	2017	2016
Stock options	3.2	4.7	3.9	5.2
RSUs	0.7	1.5	1.0	2.1

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
(Average number outstanding, in millions)	2017	2016	2017	2016
Stock options	1.5	—	2.6	—
RSUs	3.0	—	2.6	—
Warrants	2.5	—	2.5	—

Additionally, for the three and nine months ended September 30, 2017, 0.4 million and 0.4 million PSUs, respectively, which could potentially dilute earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period (three and nine months ended September 30, 2016 – nil and nil, respectively).

17. SPECIAL CHARGES AND RESTRUCTURING COSTS

Special charges and restructuring costs of $35.7 were recorded in the three months ended September 30, 2017. The costs consisted of $17.2 of employee-related charges, $0.2 of facility-reduction related charges, $18.3 of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 75 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred in connection with the acquisition of ShoreTel, as described in note 3.

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

Special charges and restructuring costs of $20.8 were recorded in the three months ended September 30, 2016. The costs consisted of $4.1 of employee-related charges, $0.8 of facility-reduction related charges, $4.0 of integration-related charges and $11.9 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 40 people, primarily in North America. Integration-related charges include professional fees and incidental costs relating to the integrations of recent acquisitions. Acquisition-related charges consisted primarily of legal and advisory fees, including termination payments incurred relating to the terminated acquisition of Polycom. In connection with the termination, the Company received a termination fee of $60.0 from Polycom, which is recorded separately in the consolidated statement of operations and is further described in note 21.

Special charges and restructuring costs of $23.6 were recorded in the three months ended June 30, 2016. The costs consisted of $6.5 of employee-related charges, $0.2 of facility-reduction related charges, $5.6 of integration-related charges and $11.3 of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 18 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the terminated acquisition of Polycom, as described in note 28 to the Annual Financial Statements.

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

At September 30, 2017, the workforce reduction liability of $14.4 and the current portion of the lease termination obligation liability of $2.9 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $1.1 included in other non-current liabilities.

The following table summarizes the change in provision:

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2015	$13.7	$5.6	$19.3

Charges	4.9	0.3	5.2
Cash payments	(3.8)	(0.8)	(4.6)

Balance of provision as of March 31, 2016	$14.8	$5.1	$19.9

Charges	6.5	0.2	6.7
Cash payments	(8.1)	(0.6)	(8.7)

Balance of provision as of June 30, 2016	$13.2	$4.7	$17.9

Charges	4.1	0.8	4.9
Cash payments	(5.7)	(0.6)	(6.3)

Balance of provision as of September 30, 2016	$11.6	$4.9	$16.5

Charges	5.0	0.3	5.3
Cash payments	(7.9)	(0.7)	(8.6)

Balance of provision as of December 31, 2016	$8.7	$4.5	$13.2

Charges	2.7	0.1	2.8
Cash payments	(3.8)	(0.5)	(4.3)

Balance of provision as of March 31, 2017	$7.6	$4.1	$11.7

Charges	7.8	0.2	8.0
Cash payments	(7.6)	(0.3)	(7.9)

Balance of provision as of June 30, 2017	$7.8	$4.0	$11.8

Charges	17.2	0.2	17.4
Cash payments	(10.6)	(0.2)	(10.8)

Balance of provision as of September 30, 2017	$14.4	$4.0	$18.4

18. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the segments and allocates resources based on information provided by the Company’s internal management system. During the third quarter of 2017, in conjunction with the acquisition of ShoreTel, the Company reorganized its business. As a result, the CEO now evaluates performance and allocates resources based on two key business units, Enterprise and Cloud. Therefore, beginning in the third quarter of 2017, the Company has reported its financial performance based on the new segments, Enterprise and Cloud, as described below. Prior period amounts have been presented on the same basis.

The primary financial measures of performance of the segments are revenues and gross margin, which includes segment revenues less cost of revenues. The Company does not allocate operating expenses to its segments as management does not use this information to measure the performance of the individual operating segments. In addition, total asset and long-lived asset information by segment is not presented because the CEO does not use such segmented measures to allocate resources and assess performance. The accounting policies of reported segments are the same as those described in the summary of significant accounting policies. Revenue is generally directly attributed to the segments. Cost of revenue is directly charged to the segments in most cases and, in certain cases, on a pro-rata basis based on revenue.

The Enterprise segment sells and supports products and services for premise-based customers. This includes the Company’s premise-based IP and TDM telephony platforms, desktop devices and unified communications and collaboration (“UCC”) and contact center applications that are deployed on the customer’s premise. Premise-based sales are sold as an initial sale of hardware and software, with ongoing recurring revenue from hardware and software maintenance and other managed services that we may also offer.

The Cloud segment sells and supports products that are deployed in a cloud environment and billed on monthly recurring basis. The Cloud segment is comprised of a retail offering and a wholesale offering. The retail cloud offering provides hosted cloud and related services directly to the end user. The Company is typically paid a monthly recurring fee for these services, which include UCC applications, voice and data telecommunications and desktop devices. The wholesale offering, branded Powered by Mitel, enables service providers to provide a range of hosted communications offerings to their end customers. The hosted offering includes hosted PBX, voice and video calling, SIP Trunking, voicemail, call center, audio conferencing and video and web collaboration services. The wholesale cloud offering is also sold to large enterprise customers who run their own data centers in private cloud or hybrid cloud networks with management provided by Mitel, or one of Mitel’s channel partners. Revenue in the wholesale cloud offering is billed as monthly recurring fees.

The following table presents Enterprise product and service, and Cloud recurring revenues and gross margin for the Company’s operating segment:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues
Enterprise – Product	$142.8	$141.4	$421.7	$438.3
Enterprise – Services	62.7	64.1	183.6	204.2

Total Enterprise revenues	205.5	205.5	605.3	642.5
Cloud – Recurring	36.0	29.0	97.9	85.3

Total revenues	$241.5	$234.5	$703.2	$727.8

Gross Margin
Enterprise – Product	$81.9	$80.2	$236.8	$253.3
Enterprise – Services	33.0	29.7	95.6	96.0

Total Enterprise gross margin	114.9	109.9	332.4	349.3
Cloud – Recurring	18.1	14.8	49.2	42.4

Total gross margin	$133.0	$124.7	$381.6	$391.7

Geographic information

The Company reports revenues by geographic location as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa; and

•	Asia-Pacific, consisting of the continent of Asia and the Pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following geographic locations based on location of the customers.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Canada	$6.5	$7.3	$21.2	$23.0
United States	106.9	103.8	306.5	324.6
Rest of Americas	2.9	3.3	8.3	9.0

Americas	116.3	114.4	336.0	356.6

Germany	22.9	27.7	68.8	81.0
U.K.	24.7	22.8	70.2	71.8
Rest of EMEA	69.3	62.1	204.2	195.5

EMEA	116.9	112.6	343.2	348.3

Asia-Pacific	8.3	7.5	24.0	22.9

	$241.5	$234.5	$703.2	$727.8

19. SUPPLEMENTARY CASH FLOW INFORMATION

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$10.0	$5.6	$60.2	$37.8
Inventories	(3.9)	(3.8)	(11.0)	(4.0)
Other current assets	(2.9)	(4.8)	(5.6)	(19.0)
Other non-current assets	(0.8)	(1.4)	(1.9)	(1.4)
Accounts payable and accrued liabilities	28.8	(29.0)	(11.5)	(6.7)
Deferred revenue	(2.9)	(2.9)	(1.8)	(10.9)
Other non-current liabilities	1.1	(2.3)	(0.2)	(4.8)
Change in pension liability	(0.8)	(0.4)	(3.6)	(3.0)

	$28.6	$(39.0)	$24.6	$(12.0)

Other items:
Interest payments	$3.4	$8.9	$16.2	$27.7
Income tax payments	$1.2	$3.5	$5.6	$11.0
Income tax refunds	$4.4	$—	$4.9	$—
Property and equipment additions financed through capital lease	$—	$3.0	$0.8	$6.9

Cash and cash equivalents at September 30, 2017 consisted of cash of $54.3 (December 31, 2016—$96.2) and cash equivalents of $1.1 (December 31, 2016—$1.1).

20. HEDGING ACTIVITIES

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

Fair value hedging

At September 30, 2017, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Canadian dollars and U.S. dollars at fixed rates on a notional amount of $10.4, and $59.3 U.S. dollars, respectively and to sell Australian dollars, Euros, Swiss francs and Norwegian kroner at fixed rates on a notional amount of $4.9, $37.5, $25.2 and $2.1 U.S. dollars, respectively. At September 30, 2017, all of the Company’s outstanding forward contracts used for fair value hedging had a term of one month or less. At September 30, 2017, the Company had a net unrealized gain from fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.8.

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

21. INCOME FROM TERMINATION FEE RECEIVED

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

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate”, “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. There is no guarantee that the expected events or expected results will actually occur. In particular, this Report contains forward-looking statements pertaining to, among other matters: the inherent uncertainty associated with financial or other projections; the integration of Mitel and ShoreTel and the ability to recognize the anticipated benefits from the acquisition of ShoreTel; the anticipated size of the markets and continued demand for Mitel and ShoreTel products and services; the impact of competitive products and pricing and disruption to the combined business that could result from the acquisition of ShoreTel; access to available financing on a timely basis and on reasonable terms; risks associated with the non-cash consideration received by us in connection with the divestment of the Mobile Division; our ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; current and ongoing global economic instability, political unrest and related sanctions; intense competition; our reliance on channel partners for a significant component of our sales; our dependence upon a small number of outside contract manufacturers to manufacture our products; and, our ability to successfully implement and achieve our business strategies, including our growth of the company through acquisitions and the integration of recently acquired businesses and realization of synergies, including the acquisition of ShoreTel. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and factors and subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In making these statements we have made certain assumptions. While we believe our plans, intentions, expectations, assumptions and strategies reflected in these forward-looking statements are reasonable, we cannot assure you that these plans, intentions, expectations assumptions and strategies will be achieved. Our actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report, as a result of various factors, including the risks and uncertainties discussed in the section entitled “Risk Factors” included in Part II, Item 1A of this Report and the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report.

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

Overview

We are a global provider of cloud-based and premise-based communications and collaboration solutions. Through our software product development, we help business end-users, to seamlessly connect, collaborate and provide innovative solutions to their customers.

Our revenues are generated through the sale of unified communications and collaboration (“UCC”) solutions. Our solutions generally include a communications platform (premise-based, cloud-based or a hybrid), phones (wired and wireless), unified communications and collaboration applications (including contact center applications) as well as various value-added services. Our premise-based solutions are generally sold for a fixed upfront fee, with recurring revenues being driven by services such as hardware and software maintenance. Our cloud-based solutions are sold under a recurring billing model, where the customer pays a fixed monthly fee under an initial three-year to five-year contract.

Significant Events and Recent Developments – 2017

Mitel acquires ShoreTel

On September 25, 2017, Mitel completed the acquisition of ShoreTel for cash consideration totaling $531.4 million. ShoreTel was a provider of unified video, voice and content communications solutions, primarily in the U.S., with revenues of $357.8 million for the twelve months ended June 30, 2017. Mitel financed the acquisition and associated transaction expenses using a combination of cash on hand from the combined business, drawings on our existing revolving credit facility and proceeds from a $300.0 million Incremental Term Loan, maturing in 2023.

Mitel implements a share buyback program

In March 2017, the Company initiated a common share buyback program by filing a Notice of Intention to Make a Normal Course Issuer Bid (the “Notice”). Pursuant to the Notice, Mitel may purchase up to 7.8 million Mitel common shares, representing approximately 10% of its public float. For the three and nine months ended September 30, 2017, Mitel repurchased and cancelled nil and 4.9 million common shares, respectively, at a total cost of nil and $35.7 million, respectively.

Mitel completes the refinancing of its senior credit facilities

On March 9, 2017, Mitel refinanced its senior secured credit facilities. The new credit facilities were comprised of an initial $150.0 million term loan and a $350.0 million revolving facility. Proceeds of $150.0 million from the term loan along with initial amounts drawn on the revolving facility of $95.0 million and cash on hand, were used to repay the remaining principal and accrued interest outstanding under the prior credit facilities, as well as fees and expenses related to the new financing.

In September 2017, in conjunction with the acquisition of ShoreTel, as described above, the credit facilities were amended to allow for a $300.0 million incremental term loan (together with the term loan and revolving credit facility, the “2017 Credit Facilities”), as well as other changes. The 2017 Credit Facilities are further described in note 11 to the Interim Financial Statements.

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

As a result of the divestiture, the operations of the Mobile business unit have been classified as discontinued operations on the consolidated statements of operations and the assets and liabilities of the Mobile business unit have been classified as assets and liabilities held for sale at December 31, 2016. A description of the divestiture and the operating results of the Mobile business unit are further described in note 4 to the Interim Financial Statements.

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

Operating Results

Total revenue for the three months ended September 30, 2017 was $241.5 million compared to $234.5 million for the three months ended September 30, 2016. The total revenue for the three months ended September 30, 2017 includes $7.7 million of revenue contributed by ShoreTel, acquired on September 25, 2017. Excluding ShoreTel, revenues remained relatively consistent as higher cloud recurring revenues, favorable changes in foreign exchange rates and revenue from a non-material acquisition were offset by a decrease in Enterprise product and service revenues in the U.S. Our operating loss for the three months ended September 30, 2017 was $17.7 million compared to operating income of $48.5 million for the three months ended September 30, 2016. The operating income for the three months ended September 30, 2016 was largely driven by the $60.0 million income from termination fee as described above. Excluding the income from termination fee, the increase in operating loss was largely driven by higher special charges and restructuring costs due to the acquisition of ShoreTel.

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

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three Months Ended September 30,				Change
	2017		2016
	Amounts	% of Revenues	Amounts	% of Revenues	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$241.5	100.0%	$234.5	100.0%	$7.0	3.0
Cost of revenues	108.5	44.9%	109.8	46.8%	(1.3)	(1.2)

Gross margin	133.0	55.1%	124.7	53.2%	8.3	6.7

Selling, general and administrative	84.0	34.8%	82.9	35.4%	1.1	1.3
Research and development	22.5	9.3%	23.0	9.8%	(0.5)	(2.2)
Special charges and restructuring costs	35.7	14.8%	20.8	8.9%	14.9	71.6
Amortization of acquisition-related intangible assets	8.5	3.5%	9.5	4.1%	(1.0)	(10.5)
Income from termination fee received	—	—	(60.0)	(25.6)%	60.0	*

	150.7	62.4%	76.2	32.5%	74.5	*

Operating income (loss)	(17.7)	(7.3)%	48.5	20.7%	(66.2)	*
Interest expense	(3.3)	(1.4)%	(3.9)	(1.7)%	0.6	(15.4)
Debt retirement and other debt costs	—	—	(0.4)	(0.2)%	0.4	*
Other income (expense)	(1.1)	(0.5)%	1.3	0.6%	(2.4)	*
Income tax expense	(4.7)	(1.9)%	(11.7)	(5.0)%	7.0	*

Net income (loss) from continuing operations	(26.8)	(11.1)%	33.8	14.4%	(60.6)	*
Net loss from discontinued operations, net of income tax	—	—	(8.7)	(3.7)%	8.7	*

Net income (loss)	$(26.8)	(11.1)%	$25.1	10.7%	$(51.9)	*

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$34.2	14.2%	$27.3	11.6%	$6.9	25.3
Adjusted EBITDA from discontinued operations	—	—	7.2	3.1%	(7.2)	*

Adjusted EBITDA	$34.2	14.2%	$34.5	14.7%	$(0.3)	(0.9)

Net income (loss) per common share — Basic
Net income (loss) from continuing operations	$(0.23)		$0.28
Net loss from discontinued operations	$—		$(0.07)
Net income (loss) per share	$(0.23)		$0.21
Net income (loss) per common share —Diluted
Net income (loss) from continuing operations	$(0.23)		$0.27
Net loss from discontinued operations	$—		$(0.07)
Net income (loss) per share	$(0.23)		$0.20

*	The comparison is not meaningful.

	Nine Months Ended September 30,				Change
	2017		2016
	Amounts	% of Revenues	Amounts	% of Revenues	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$703.2	100.0%	$727.8	100.0%	$(24.6)	(3.4)
Cost of revenues	321.6	45.7%	336.1	46.2%	(14.5)	(4.3)

Gross margin	381.6	54.3%	391.7	53.8%	(10.1)	(2.6)

Selling, general and administrative	255.0	36.3%	255.6	35.1%	(0.6)	(0.2)
Research and development	67.8	9.6%	74.7	10.3%	(6.9)	(9.2)
Special charges and restructuring costs	56.4	8.0%	57.8	7.9%	(1.4)	(2.4)
Amortization of acquisition-related intangible assets	25.7	3.7%	26.3	3.6%	(0.6)	(2.3)
Income from termination fee received	—	—	(60.0)	(8.2)%	60.0	*

	404.9	57.6%	354.4	48.7%	50.5	14.2

Operating income (loss)	(23.3)	(3.3)%	37.3	5.1%	(60.6)	*
Interest expense	(9.0)	(1.3)%	(12.7)	(1.7)%	3.7	(29.1)
Debt retirement and other debt costs	(18.0)	(2.6)%	(2.1)	(0.3)%	(15.9)	*
Other income (expense)	(1.0)	(0.1)%	2.0	0.3%	(3.0)	*
Income tax recovery (expense)	4.7	0.7%	(3.4)	(0.5)%	8.1	*

Net income (loss) from continuing operations	(46.6)	(6.6)%	21.1	2.9%	(67.7)	*
Net loss from discontinued operations, net of income tax	(1.4)	(0.2)%	(29.2)	(4.0)%	27.8	*

Net loss	$(48.0)	(6.8)%	$(8.1)	(1.1)%	$(39.9)	*

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$84.2	11.9%	$86.9	11.9%	$(2.7)	(3.1)
Adjusted EBITDA from discontinued operations	(12.2)	(1.7)%	19.1	2.6%	(31.3)	*

Adjusted EBITDA	$72.0	10.2%	$106.0	14.6%	$(34.0)	(32.1)

Net income (loss) per common share — Basic
Net income (loss) from continuing operations	$(0.39)		$0.17
Net loss from discontinued operations	$(0.01)		$(0.24)
Net income (loss) per common share	$(0.40)		$(0.07)
Net income (loss) per common share —Diluted
Net income (loss) from continuing operations	$(0.39)		$0.17
Net loss from discontinued operations	$(0.01)		$(0.23)
Net income (loss) per common share	$(0.40)		$(0.06)

*	The comparison is not meaningful.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income (loss)	$(26.8)	$25.1	$(48.0)	$(8.1)
Net loss from discontinued operations	—	8.7	1.4	29.2

Net income (loss) from continuing operations	(26.8)	33.8	(46.6)	21.1
Adjustments:
Interest expense	3.3	3.9	9.0	12.7
Income tax expense (recovery)	4.7	11.7	(4.7)	3.4
Amortization and depreciation	13.2	14.3	39.1	41.1
Foreign exchange loss (gain)	1.3	(1.1)	2.9	(1.5)
Special charges and restructuring costs	35.7	20.8	56.4	57.8
Stock-based compensation	3.1	3.5	10.8	10.2
Debt retirement and other debt costs	—	0.4	18.0	2.1
Income from termination fee received and other	(0.3)	(60.0)	(0.7)	(60.0)

Adjusted EBITDA from continuing operations	34.2	27.3	84.2	86.9
Adjusted EBITDA from discontinued operations (1)	—	7.2	(12.2)	19.1

Adjusted EBITDA	$34.2	$34.5	$72.0	$106.0

(1)	The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the three months ended September 30, 2016 consists of interest expense of $5.5 million, income tax recovery of $3.8 million, amortization and depreciation of $11.7 million, special charges and restructuring costs of $1.7 million and stock-based compensation of $0.8 million. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the nine months ended September 30, 2016 consists of interest expense of $16.5 million, income tax recovery of $12.2 million, amortization and depreciation of $34.7 million, special charges and restructuring costs of $5.8 million, stock-based compensation of $2.3 million and purchase accounting adjustments of $1.2 million. The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the nine months ended September 30, 2017 consists of interest expense of $3.7 million, income tax recovery of $6.6 million and a gain on disposal of $7.9 million.

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

Results of Operations

Revenues

The following table sets forth revenues in dollars and as a percentage of total revenues:

	Three Months Ended September 30,
	2017		2016		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Enterprise – Product	$142.8	59.1%	$141.4	60.3%	$1.4	1.0
Enterprise – Services	62.7	26.0%	64.1	27.3%	(1.4)	(2.2)
Cloud – Recurring	36.0	14.9%	29.0	12.4%	7.0	24.1

	$241.5	100.0%	$234.5	100.0%	$7.0	3.0

	Nine Months Ended September 30,
	2017		2016		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
Enterprise – Product	$421.7	60.0%	$438.3	60.2%	$(16.6)	(3.8)
Enterprise – Services	183.6	26.1%	204.2	28.1%	(20.6)	(10.1)
Cloud – Recurring	97.9	13.9%	85.3	11.7%	12.6	14.8

	$703.2	100.0%	$727.8	100.0%	$(24.6)	(3.4)

Our revenues for the three and nine months ended September 30, 2017 include $7.7 million and $7.7 million, respectively, of revenues contributed as a result of the acquisition of ShoreTel. Excluding the revenues from ShoreTel, our revenues decreased as the result of lower product and service sales, primarily in the U.S., partially offset by an increase in cloud recurring revenues and revenues from a non-material acquisition.

Our revenues are also affected by changes in foreign exchange rates. In the three and nine months ended September 30, 2017, the U.S dollar was stronger (weaker) against the Euro by an average of (5.4)% and 0.1%, respectively when compared to the same periods in 2016 and against the British pound sterling by an average of 1.4% and 9.2%, respectively. We estimate that for the three and nine months ended September 30, 2017, the change in foreign exchange rates accounted for an absolute 2.0% of the increase in revenues and 0.8% of the decrease in revenues, respectively, when compared to the prior periods.

Excluding the results of ShoreTel, in the third quarter of 2017, our Enterprise product revenues decreased by $3.6 million, or 2.5%, to $137.8 million, when compared to the third quarter of 2016, as a result of lower volumes, partially due to customers migrating to a cloud recurring model. Our Enterprise services revenues decreased by $1.9 million, or 3.0%, to $62.2 million partially due to lower installation revenues due to timing of projects, and lower product volumes. Our Cloud recurring revenues increased by $4.8 million, or 16.5%, to $33.8 million due to the addition of new cloud recurring customers, including those customers added from a non-material acquisition in the quarter.

Excluding the results of ShoreTel, for the nine months ended September 30, 2017 when compared to the same period of 2016, our Enterprise product revenues decreased by $21.6 million, or 4.9%, to $416.7 million, our Enterprise services revenues decreased by $21.1 million, or 10.3%, to $183.1 million and our Cloud recurring revenues increased by $10.4 million, or 12.2%, to $95.7 million, driven by the same factors as for the three-month period.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three Months Ended September 30,
	2017		2016		Change
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
		(in millions, except percentages)
Enterprise – Product	$81.9	57.4%	$80.2	56.7%	$1.7	0.7
Enterprise – Services	33.0	52.6%	29.7	46.3%	3.3	6.3
Cloud – Recurring	18.1	50.3%	14.8	51.0%	3.3	(0.7)

	$133.0	55.1%	$124.7	53.2%	$8.3	1.9

	Nine Months Ended September 30,
	2017		2016		Change
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
		(in millions, except percentages)
Enterprise – Product	$236.8	56.2%	$253.3	57.8%	$(16.5)	(1.6)
Enterprise – Services	95.6	52.1%	96.0	47.0%	(0.4)	5.1
Cloud – Recurring	49.2	50.3%	42.4	49.7%	6.8	0.6

	$381.6	54.3%	$391.7	53.8%	$(10.1)	0.5

For the three and nine months ended September 30, 2017, our overall gross margin percentage increased by an absolute 1.9% and 0.5%, respectively to 55.1% and 54.3%, respectively, when compared to same periods of 2016. The increases were primarily due to higher service margins from the results of restructuring actions.

For the third quarter of 2017, our Enterprise product gross margin percentage increased by an absolute 0.7% to 57.4% due primarily to product cost reductions and the results of acquisitions. Enterprise services gross margin increased by an absolute 6.3% to 52.6%, largely due to realized savings from the results of restructuring actions and the mix of contracts completed during the quarter. Cloud recurring gross margin percentage decreased by an absolute 0.7% to 50.3% due to mix of revenues during the quarter.

For the nine months ended September 30, 2017, our Enterprise product gross margin percentage decreased by an absolute 1.6% to 56.2% due to lower revenues as certain of our cost of sales are fixed, while our Enterprise services gross margin increased by an absolute 5.1% to 52.1% due to realized savings from the results of restructuring actions. Our Cloud recurring gross margin percentage increased by an absolute 0.6% to 50.3%, due to higher revenues as certain costs remain fixed.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased to 34.8% of revenues in the third quarter of 2017 from 35.4% in the third quarter of 2016, an increase of $1.1 million in absolute dollars. Our SG&A expenses for the third quarter of 2017 included $3.1 million of stock-based compensation expense (third quarter of 2016—$3.5 million) and $2.1 million of SG&A expense from the September 25, 2017 acquisition of ShoreTel. Excluding ShoreTel, SG&A expenses decreased in absolute dollars due to realized savings from restructuring activities undertaken in the last twelve months, which were partially offset by investments to support cloud-related growth initiatives.

SG&A expenses increased to 36.3% of revenues for the first nine months of 2017 from 35.1% in the first nine months of 2016, a decrease of $0.6 million in absolute dollars. Our SG&A expenses for the first nine months of 2017 included $10.8 million of stock-based compensation expense (first nine months of 2016—$10.2 million) and $2.1 million of SG&A expense from the September 25, 2017 acquisition of ShoreTel. Excluding ShoreTel, SG&A expenses decreased in absolute dollars due to same factors as for the third quarter of 2017.

We continue to monitor our cost base closely in an effort to keep our future operating expenditures in line with future revenue levels. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved in future years.

Research and Development (“R&D”)

R&D expenses in the third quarter of 2017 decreased to 9.3% of revenues compared to 9.8% of revenues for the third quarter of 2016, a decrease of $0.5 million in absolute dollars. The decrease was primarily due to realized savings from restructuring activities undertaken in the last twelve months, which were partially offset by investments to support cloud-related growth initiatives and $0.9 million of R&D expenses from the September 25, 2017 acquisition of ShoreTel.

R&D expenses in the first nine months of 2017 decreased to 9.6% of revenues compared to 10.3% of revenues for the first nine months of 2016, a decrease of $6.9 million in absolute dollars. The decrease was due to the same factors as for the third quarter of 2017.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given period. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Special Charges and Restructuring Costs

We recorded special charges and restructuring costs of $35.7 million in the three months ended September 30, 2017. The costs consisted of $17.2 million of employee-related charges, $0.2 million of facility-reduction related charges, $18.3 million of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 75 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred in the acquisition of ShoreTel.

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

We recorded special charges and restructuring costs of $20.8 million in the third quarter of 2016. The costs consisted of $4.1 million of employee-related charges, $0.8 million of facility-related charges, $4.0 million of integration-related charges as well as $11.9 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 40 people, primarily in North America. Integration-related charges include professional fees and incidental costs relating to the integrations of recent acquisitions. Acquisition-related charges consisted primarily of legal and advisory fees, including termination payments incurred relating to the terminated acquisition of Polycom as described under “Significant Events and Recent Developments”, above. In connection with the termination, the Company received a termination fee of $60.0 million from Polycom, which was recorded separately in the consolidated statement of operations.

Special charges and restructuring costs of $23.6 million were recorded in the second quarter of 2016. The costs consisted of $6.5 million of employee-related charges, $0.2 million of facility-reduction related charges, $5.6 million of integration-related charges and $11.3 million of acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 18 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consisted primarily of legal and advisory fees incurred related to the terminated acquisition of Polycom, as described under “Significant Events and Recent Developments”, above.

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

We expect to incur additional costs in the future to gain operating efficiencies and to integrate acquisitions, including the recent acquisition of ShoreTel as described under “Significant Events and Recent Developments” above. The timing and potential amount of such costs will depend on several factors, including future revenue levels and opportunities for operating efficiencies identified by management.

Amortization of acquisition-related intangible assets

For the three and nine months ended September 30, 2017, amortization of acquisition-related intangible assets was $8.5 million and $25.7 million, respectively, and remained relatively consistent with the same periods of 2016. We expect the amortization of acquisition-related intangible assets to increase in the fourth quarter of 2017 as a result of the acquisition of ShoreTel on September 25, 2017 as described under “Significant Events and Recent Developments” above.

Income from termination fee received

In July 2016, we received a $60.0 million termination fee from Polycom in connection with the termination of the transaction as described under “Significant Events and Recent Developments”, above. The fee was recorded as income in the third quarter of 2016.

Operating Income (Loss)

We reported an operating loss of $17.7 million in the third quarter of 2017 compared to operating income of $48.5 million in the third quarter of 2016. The operating income in third quarter of 2016 was largely due to the $60.0 million income from termination fee received, as described above. Excluding the income from termination fee received, the higher operating loss was largely driven by higher special charges and restructuring costs due to the acquisition of ShoreTel, in addition to higher gross margin, largely due to acquisitions.

We reported an operating loss of $23.3 million in the first nine months of 2017 compared to operating income of $37.3 million in the same period of 2016. The operating income in first nine months of 2016 was largely due to the $60.0 million income from termination fee received, as described above. Excluding the income from termination fee received, the operating loss remained relatively consistent as lower gross margin from lower revenues was offset by lower operating costs due to restructuring actions taken during the last twelve months.

Non-Operating Expenses

Interest Expense

Interest expense was $3.3 million in the third quarter of 2017 compared to $3.9 million in the third quarter of 2016. The decrease in interest expense was due to the refinancing of our credit agreement in March 2017 at a lower effective interest rate, as described under “Significant Events and Recent Developments”, above.

Interest expense from continuing operations was $9.0 million in the first nine months of 2017 compared to $12.7 million in the same period of 2016. The decrease in interest expense was due to the refinancing of our credit agreement in March 2017 at a lower effective interest rate, as described under “Significant Events and Recent Developments”, above.

In addition, for the nine months ended September 30, 2017, interest expense of $3.7 million was classified as discontinued operations for the two month-period up to the date of sale of the Mobile business unit, February 28, 2017. This consists of interest expense on the approximate $350.0 million of term loan that was repaid in connection with the sale of the Mobile business unit (three and nine months ended September 30, 2016 – interest expense included in discontinued operations of $5.5 million and $16.5 million, respectively).

Our interest expense is expected to increase due to the increased borrowings relating to the September 25, 2017 acquisition of ShoreTel, as described under “Significant Events and Recent Developments”, above.

Debt retirement costs

In the three and nine months ended September 30, 2017, we recorded debt retirement costs of nil and $18.0 million relating to the write-off of the unamortized debt issue costs and original issue discount of our prior credit facilities as a result the March 2017 refinancing, as described under “Significant Events and Recent Developments”, above.

In the three and nine months ended September 30, 2016, we recorded debt retirement costs of $0.4 million and $2.1 million, respectively relating to the write-off of the pro-rata share of unamortized debt issue costs and original issue discount as a result of prepayments of our then-existing term loan.

Income tax expense

For the third quarter of 2017, we recorded an income tax expense of $4.7 million compared to an income tax expense of $11.7 million for the third quarter of 2016. The tax expense in the third quarter of 2017 was primarily due to the expected effective tax rate for the year, partially offset by tax recoveries on certain non-recurring items primarily related to acquisition and integration activities. The tax expense in the third quarter of 2016 was primarily due to tax expense on the $60.0 million income from termination received, as described above.

For the first nine months of 2017, we recorded a net income tax recovery of $4.7 million compared to an income tax expense of $3.4 million for the first nine months of 2016. The tax recovery and expense were driven by the same factors as those in the respective three-month periods, as described above.

Net Income (Loss) from Continuing Operations

Our net loss from continuing operations for the three months ended September 30, 2017 was $26.8 million compared to net income from continuing operations of $33.8 million for the three months ended September 30, 2016. The higher net loss from continuing operations was due to lower operating income as the third quarter of 2016 included the $60.0 million termination fee received, as described above, partially offset by a lower tax expense, as described above.

Our net loss from continuing operations for the nine months ended September 30, 2017 was $46.6 million compared to net income from continuing operations of $21.1 million for the nine months ended September 30, 2016. The higher net loss from continuing operations was primarily due to lower operating income as the third quarter of 2016 included the $60.0 million termination fee received, as described above, and higher debt retirement costs, partially offset by a higher tax recovery, as described above.

Net Loss from Discontinued Operations, net of income tax

In December 2016, Mitel entered into a definitive agreement to divest the Mobile business unit and, on February 28, 2017, the sale was completed (as discussed in “Significant Events and Recent Developments” above). As a result, the operations of the Mobile business unit have been reported on the consolidated statements of operations as discontinued operations. Summarized financial information for the Mobile business unit, up to the date of sale of February 28, 2017, are shown below, in millions:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017(1)	2016
Revenues	$—	$45.3	$8.0	$135.3
Cost of revenues	—	(21.7)	(6.3)	(58.7)
Selling, general and administrative expenses	—	(7.5)	(5.5)	(28.4)
Research and development expenses	—	(11.4)	(8.4)	(37.1)
Special charges and restructuring costs	—	(1.7)	—	(5.8)
Amortization of acquisition-related intangible assets	—	(10.1)	—	(30.3)
Interest expense(2)	—	(5.5)	(3.7)	(16.5)
Other income	—	0.1	—	0.1
Gain on disposal	—	—	7.9	—

Loss from discontinued operations, before income taxes	—	(12.5)	(8.0)	(41.4)
Income tax recovery	—	3.8	6.6	12.2

Comprehensive loss	$—	$(8.7)	$(1.4)	$(29.2)

(1)	Operating results for the nine months ended September 30, 2017 consist of the operations up to the date of close, February 28, 2017.
(2)	Interest expense allocated to discontinued operations consists of the pro-rata allocation of interest expense on long-term debt that was repaid from the net proceeds of the sale of the Mobile business unit.

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

Further information on the divestiture is included in note 4 to the Interim Financial Statements.

Net Loss

Our net loss for the third quarter of 2017 was $26.8 million compared to net income of $25.1 million in the third quarter of 2016. The higher net loss was primarily due to the loss from continuing operations, as described above.

Our net loss for the first nine months of 2017 was $48.0 million compared to a net loss of $8.1 million for the first nine months of 2016. The higher net loss compared to the results for the same period of 2016 was due to the loss from continuing operations, as described above, which was partially offset by a lower loss from discontinued operations, as described above.

Other Comprehensive Income (Loss)

Other comprehensive loss for the three and nine months ended September 30, 2016 included a loss of $39.3 million and $63.3 million, respectively, related to pension liability adjustments. At September 30, 2016 the pension valuation from December 31, 2015 for our U.K. and Switzerland pension plans were updated for actual investment performance and certain changes in assumptions. The increase in pension liability and corresponding other comprehensive loss was primarily due to an increase in the accrued benefit obligation from a decrease in the discount rates. The discount rate assumption was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Adjusted EBITDA

Adjusted EBITDA from continuing operations was $34.2 million for the three months ended September 30, 2017 compared to $27.3 million for the three months ended September 30, 2016, an increase of $6.9 million. The increase was primarily due to lower operating expenses due to restructuring actions taken and higher revenues and gross margin, primarily due to acquisitions, as described above. Adjusted EBITDA from discontinued operations was $7.2 million for the three months ended September 30, 2016, representing the operations of the Mobile business unit sold on February 28, 2017, as described above. Adjusted EBITDA, a non-GAAP measure, was $34.2 million for the three months ended September 30, 2017 compared to $34.5 million for the three months ended September 30, 2016, a decrease of $0.3 million, as stronger Adjusted EBITDA from continuing operations was offset by no Adjusted EBITDA from discontinued operations in the third quarter of 2017.

Adjusted EBITDA from continuing operations was $84.2 million for the nine months ended September 30, 2017 compared to $86.9 million for the nine months ended September 30, 2016, a decrease of $2.7 million. The decrease was primarily due to lower revenues and gross margin, partially offset by lower operating costs, as described above. Adjusted EBITDA from discontinued operations was ($12.2) million for the nine months ended September 30, 2017 compared to Adjusted EBITDA from discontinued operations of $19.1 million for the nine months ended September 30, 2016. The decrease was due to the 2017 period only including the operations of the Mobile business up to the time of sale, February 28, 2017, as described above. Adjusted EBITDA, a non-GAAP measure, was $72.0 million for the nine months ended September 30, 2017 compared to $106.0 million for the nine months ended September 30, 2016, a decrease of $34.0 million. The decrease was driven primarily by lower Adjusted EBITDA from discontinued operations.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2017	2016		2017	2016
		(in millions)
Net cash provided by (used in)
Operating activities	$27.9	$29.7	$(1.8)	$29.6	$62.5	$(32.9)
Investing activities	(405.5)	(4.6)	(400.9)	(77.1)	(11.9)	(65.2)
Financing activities	380.9	(12.9)	393.8	(3.5)	(67.8)	64.3
Effect of exchange rate changes on cash and cash equivalents	1.3	(0.1)	1.4	5.6	(1.1)	6.7

Increase (decrease) in cash and cash equivalents	$4.6	$12.1	$(7.5)	$(45.4)	$(18.3)	$(27.1)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities in the third quarter of 2017 was $27.9 million compared to cash provided by operating activities of $29.7 million in the third quarter of 2016. The cash provided by operating activities in third quarter of 2017 was primarily due to changes in non-cash operating assets and liabilities, while the cash provided by operating activities in the third quarter of 2016 was primarily due to operating income driven by the $60.0 million income from termination fee received, as described under “Significant Events and Recent Developments”, above. Net cash provided by operating activities in the first nine months of 2017 was $29.6 million compared to $62.5 million in the first nine months of 2016, driven largely by the same factors as for the third quarter of 2016.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $405.5 million in the third quarter of 2017 and consisted of $400.6 million of net cash paid for the acquisition of ShoreTel and $4.9 million of cash paid for additions of property, plant and equipment. On September 25, 2017, Mitel acquired ShoreTel for net cash consideration of $400.6 million ($521.0 million cash paid to ShoreTel shareholders on closing, net of $120.4 million of cash acquired). In addition, Mitel paid $10.4 million in October 2017 to holders of ShoreTel stock options and restricted stock units.

Net cash used in investing activities was $77.1 million in the first nine months of 2017 and consisted of $400.6 million of net cash paid for the acquisition of ShoreTel, as described above, $13.4 million of cash paid for additions of property, plant and equipment and is net of cash proceeds of $336.9 million relating to the sale of the Mobile business unit in the first quarter of 2017, as described under “Significant Events and Recent Developments”, above. Net cash proceeds of $336.9 million was recorded, consisting of $351.1 million of cash proceeds at the time of sale, received in February 2017 and $16.6 million of additional cash proceeds received from the net working capital adjustment, net of cash included in the divested business unit of $30.8 million.

The cash used for investing for the three and nine months ended September 30, 2016 was $4.6 million and $11.9 million, respectively and consisted of additions to property, plant and equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the third quarter of 2017 was $380.9 million and consisted primarily of $298.5 million of proceeds from the new Incremental Term Loan and $87.0 million of net borrowings under the revolving credit facility, both of which were used to fund the acquisition of ShoreTel, as described above.

The net cash used in financing activities in the first nine months of 2017 was $3.5 million and consisted primarily of repayments of our prior credit facilities in the first quarter of 2017, as well cash paid to repurchase shares in the first six months of 2017, partially offset by the borrowings incurred to acquire ShoreTel in the third quarter. In March 2017, we repaid the $591.6 million outstanding on our prior credit facilities, using the $245.0 million proceeds from our new credit facility, the $320.3 million proceeds from the sale of the Mobile business unit, as well as cash on hand.

The cash used for financing activities for the three and nine months ended September 30, 2016 was $12.9 million and $67.8 million, respectively and consisted primarily of repayments of our term loan.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the three and nine months ended September 30, 2017, which increased cash by $1.3 million and $5.6 million, respectively (three and nine months ended September 30, 2016— decreased cash by $0.1 million and $1.1 million, respectively).

Liquidity and Capital Resources

As of September 30, 2017, our liquidity consisted primarily of cash and cash equivalents of $55.4 million and a $350.0 million revolving facility, of which $190.0 million was drawn. At September 30, 2017, we had $446.3 million of term loans outstanding under our 2017 Credit Facilities.

Cash and Cash Equivalents

At September 30, 2017, we had cash of $54.3 million and cash equivalents of $1.1 million (December 31, 2016 – cash of $96.2 million and cash equivalents of $1.1 million relating to continuing operations). Our cash equivalents generally consist of short-term, investment-grade commercial paper and government debt. We classify our cash equivalents as current based on their nature and their availability for use in current operations.

We follow an investment policy where our excess cash is invested in investment-grade commercial paper and government debt, generally with a maturity of less than three months. There is no limit on the investments in the federal governments of Canada, the U.S. or the U.K. We diversify our portfolio by limiting the amount invested in any other single institution.

Credit Facilities

Our 2017 Credit Facilities consist of a $350.0 million revolving facility, maturing March 2022, an initial $150.0 million Term Loan, maturing 2022 and an initial Incremental Term Loan of $300.0 million, maturing September 2023. The 2017 Credit Facilities contain certain affirmative and negative covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio. The Term Loan and Incremental Term Loan require quarterly principal repayments, as well as annual repayments of excess cash flow. The 2017 credit facilities are further described in note 11 to the Interim Financial Statements.

Liquidity

We believe that with the 2017 Credit Facilities, along with the cash balances on hand, we have sufficient liquidity to support our business operations for the next 12 months. However, we may elect to seek additional funding at any time.

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

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability increased to $148.7 million at September 30, 2017 from $145.5 million at December 31, 2016.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At September 30, 2017, the plan had an unfunded pension liability of $102.8 million (December 31, 2016 — $98.7 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations. In June 2013, the Company’s annual funding requirement to fund the pension deficit for 2014 was determined to be $3.9 million (£3.2 million), and increased at an annual rate of 3% for the calendar years 2015 and 2016. In September 2016, the Company’s annual funding requirement to fund the pension deficit was determined to be $7.4 million (£5.5 million) for the remainder of 2016 (on a pro-rata basis) and for 2017, 2018 and 2019.

We have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At September 30, 2017, a liability of $19.4 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2016 – $22.6 million).

At September 30, 2017, we had unfunded pension liabilities in other jurisdictions, including France and Germany, totaling $26.5 million (December 31, 2016 – $24.2 million). In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2017:

	Payments Due by Year
Contractual Obligations	Last three months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Long-term debt obligations - principal (1)	$3.0	$13.3	$14.3	$17.1	$18.0	$570.6	$636.3
Long-term debt obligations – interest and fees (2)	7.8	31.0	30.3	29.7	28.9	28.7	156.4
Capital lease obligations (3)	1.4	3.7	2.4	1.1	—	—	8.6
Operating lease obligations (4)	7.4	23.1	17.6	13.9	8.2	12.5	82.7
Defined benefit plan contributions (5)	1.9	7.4	7.4	—	—	—	16.7
Other	0.5	1.0	—	—	—	—	1.5

Total	$22.0	$79.5	$72.0	$61.8	$55.1	$611.8	$902.2

(1)	Represents principal repayments under the 2017 Credit Facilities. Amounts outstanding on the revolving credit facility are assumed to be repaid upon maturity. No amounts have been included for the annual excess cash flow repayment, which begins in 2019, as an estimate is not practicable.
(2)	Represents interest and commitment fees on amounts outstanding under the 2017 Credit Facilities. Interest on the outstanding amounts is based on LIBOR plus an applicable margin, as described in note 11 to the Interim Financial Statements. For the purposes of this table, the interest was calculated using the three-month LIBOR at September 30, 2017 and an applicable margin of 3.25% for amounts outstanding on our revolving credit facility and Term Loan, which is based on our Consolidated Total Net Leverage Ratio at September 30, 2017, and an applicable margin of 3.75% for amounts outstanding on our Incremental Term Loan. Included in long-term debt obligations is a 0.40% commitment fee on the undrawn portion of the revolving facility.
(3)	Represents the principal and interest payments for capital lease obligations. Interest rates on capital lease obligations range from 5.1% to 7.0%.
(4)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(5)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2019 are dependent on the unfunded pension liability and the period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above tables. Further information on these plans is included in note 24 to the Annual Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $15.5 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements that have material changes from those disclosed in our Annual Report are as follows:

Sales-type leases

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At September 30, 2017, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $33.1 million (December 31, 2016 —$38.3 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Annual Financial Statements included in our Annual Report, with updates to these policies described in note 2 to our Interim Financial Statements. The following critical accounting policies have been updated to reflect our results up to September 30, 2017:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 5.0% of the ending aggregate lease portfolio as of September 30, 2017 compared to 4.7% at December 31, 2016. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of September 30, 2017. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As at September 30, 2017 and December 31, 2016, the provision represented 7.0% and 6.0% of gross receivables, respectively.

Stock-Based Compensation

The fair value of the stock options granted is estimated on the grant date using the Black-Scholes option-pricing model for each award and is recognized over the employee’s requisite service period, which is generally the vesting period.

For the three and nine months ended September 30, 2017, stock-based compensation expense was $3.1 million and $10.8 million (three and nine months ended September 30, 2016—$4.3 million and $12.5 million, respectively). As of September 30, 2017, there was $31.7 million of unrecognized stock-based compensation expense. We expect this cost to be recognized over a weighted average period of 2.5 years.

Significant accounting pronouncements adopted in 2017

Stock-based compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Compensation – Stock Compensation” to simplify and improve accounting for stock-based compensation. The ASU, among other changes, allows for a policy election such that an entity can continue to estimate forfeitures at the time of grant or can account for forfeitures as they occur. We adopted this ASU in the first quarter of 2017 and elected to account for forfeitures as they occur. The ASU requires a modified retrospective approach for the adoption. As a result, a cumulative-effect adjustment of $5.8 million was recorded to additional paid-in capital and accumulated deficit as at January 1, 2017 to account for the elimination of the historical estimate of forfeitures on stock-based compensation awards.

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

The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented. We are in the process of completing our initial assessment of the standard, including reviewing significant contracts. The adoption of the standard could impact the timing of revenue recognition and the timing of the recognition of expenses directly related to revenue contracts. We expect to complete the initial assessment, as well as a significant portion of the implementation process, in the fourth quarter of 2017.

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

As a result of the acquisition of ShoreTel, Mitel amended its existing credit facilities to, among other changes, allow for an additional $300.0 million Incremental Term Loan. As a result, the Company has additional interest rate risk as a portion of the interest on the Incremental Term Loan is based on LIBOR. Each 1.00% adverse change in LIBOR, would result in an increase in annual interest expense relating to the Incremental Term Loan of $3.5 million.

Other than the increase in interest rate risk, management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended September 30, 2017, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time-period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

The acquisition of ShoreTel on September 25, 2017, represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting which was completed as of December 31, 2016. Tangible assets of $86.8 million related to ShoreTel were included in Mitel’s consolidated balance sheet at September 30, 2017 and total revenues of $7.7 million and a net loss of $4.0 million were included in the consolidated statement of operations for the three months ended September 30, 2017 (representing ShoreTel’s operations from the acquisition date of September 25, 2017). ShoreTel utilizes separate information and accounting systems and processes.

The Company intends to extend its Sarbanes-Oxley Section 404 compliance program to include the ShoreTel business. However, the Company does not anticipate completing an evaluation and review of ShoreTel’s internal control over financial reporting by December 31, 2017, the date of management’s next assessment of the Company’s internal control over financial reporting (the “2017 Assessment”). Accordingly, management anticipates excluding the ShoreTel business from the 2017 Assessment in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission contained in the release captioned Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports Frequently Asked Questions (revised September 24, 2007).

Other than the acquisition of ShoreTel, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors previously disclosed in our Annual Report for the fiscal period ended December 31, 2016, the following are risks related to our acquisition of ShoreTel, which is discussed in note 3 to the Interim Financial Statements included in this Report:

The integration of the businesses and operations of Mitel and ShoreTel involves risks, and the failure to integrate successfully the businesses and operations in the expected time frame may adversely affect the future results of the combined company.

The success of the acquisition of ShoreTel will depend, in part, on the combined company’s ability to successfully combine the businesses of Mitel and ShoreTel, which operated as independent public companies prior to the completion of our acquisition of ShoreTel, and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of Mitel’s common shares may be harmed.

The integration of the companies will be a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt our business. The challenges involved in this integration include the following:

•	combining our respective product offerings;

•	preserving and attracting new customer, channel partner, supplier and other important relationships of both Mitel and ShoreTel and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	addressing differences in the business cultures of Mitel and ShoreTel to maintain employee morale and retain key employees;

•	the possibility of faulty assumptions underlying the expectations regarding the integration process;

•	unanticipated issues in integrating information technology, communications and other systems;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating and combining geographically diverse operations, relationships and facilities, which may be subject to additional constraints imposed by distance and local laws and regulations;

•	unanticipated changes in federal, state or foreign laws or regulations, and any regulations enacted thereunder; and

•	unanticipated expenses or delays associated with the acquisition of ShoreTel.

Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations and cash flows.

The integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. If Mitel fails to manage the integration of these businesses effectively, its growth strategy and future profitability could be negatively affected, and it may fail to achieve the intended benefits of the acquisition of ShoreTel.

The combined company has significant indebtedness.

We have incurred additional indebtedness to finance the acquisition of ShoreTel. We now have consolidated indebtedness that is greater than the indebtedness of Mitel and ShoreTel, combined, prior to our acquisition of ShoreTel. This indebtedness, together with certain covenants in the agreement governing our indebtedness, among other things, reduces our flexibility to respond to changing business and economic conditions and increases our interest expense as compared to our interest expense prior to the acquisition of ShoreTel. In addition, the amount of cash required to service such indebtedness, and thus the demands on our cash resources, is greater than the amount of cash flows required to service our indebtedness prior to the acquisition of ShoreTel. Such increased levels of indebtedness could also reduce the funds available for our investments in product development as well as capital expenditures, share repurchases and other activities and may create competitive disadvantages relative to other companies with lower debt levels.

In addition, our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of the combined company’s financial strength, operating performance and ability to meet its debt obligations. There can be no assurance that ratings will be maintained in the future. Downgrades in our ratings could adversely affect our business, cash flows, financial condition, operating results and share and debt prices.

The financing arrangements we entered into in connection with the acquisition of ShoreTel contain restrictions and limitations that could significantly impact our ability to operate our business.

We incurred significant new indebtedness in connection with the acquisition of ShoreTel. The agreements governing our indebtedness contain covenants that place limitations on the dollar amounts paid or other actions relating to:

•	payments in respect of, or redemptions or acquisitions of, debt or equity issued by us or our subsidiaries, including the payment of dividends on our common shares;

•	incurring additional indebtedness;

•	incurring guarantee obligations;

•	engaging in sales or other dispositions of assets;

•	creating liens on assets;

•	entering into sale and leaseback transactions;

•	making investments, loans or advances;

•	entering into hedging transactions;

•	engaging in mergers, consolidations or sales of all or substantially all of our assets; and

•	engaging in certain transactions with affiliates.

In addition, we are required to maintain a maximum consolidated total net leverage ratio and minimum interest coverage ratio as set forth in the agreements governing such indebtedness. Our ability to comply with this covenant in future periods will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. The ability to comply with this covenant in future periods will also depend on our ability to successfully implement our overall business strategy and realize contemplated acquisition synergies.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in our debt agreements. Failure to comply with any of the covenants in our existing or future financing agreements could result in an event of default under those agreements and under other agreements containing cross-default provisions. An event of default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Our acquisition of ShoreTel could trigger certain provisions contained in ShoreTel’s agreements with third parties that could permit such parties to terminate those agreements.

ShoreTel may be a party to agreements that permit a counter-party to terminate an agreement or receive payments because the consummation of the acquisition of ShoreTel caused a default or violated an anti-assignment, change of control or similar clause in such agreement. If this happens, Mitel may have to seek to replace that agreement with a new agreement or make additional payments under such agreement. However, Mitel may be unable to replace a terminated agreement on comparable terms or at all. In addition, customers and suppliers may seek to change existing agreements as a result of the acquisition of ShoreTel. Any of the foregoing or similar developments may have an adverse impact on our business and results of operations.

Failure to retain key employees could diminish the anticipated benefits of the acquisition of ShoreTel.

The success of the acquisition of ShoreTel will depend, in part, on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or industry and management expertise. Employees may experience uncertainty about their future roles until clear strategies are announced or executed. Mitel and ShoreTel, while similar, do not have the same corporate cultures, and some employees may not want to work for the combined company. In addition, competitors may recruit employees during Mitel’s integration of ShoreTel. If we are unable to retain personnel that are critical to the successful integration and future operation of the companies, we could face disruptions in our operations, loss of existing customers, key information, expertise or know-how, and unanticipated additional recruiting and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the acquisition of ShoreTel.

The market price of the combined company’s common shares may be affected by factors different from those previously affecting the price of Mitel common shares.

The businesses conducted by Mitel and ShoreTel prior to the acquisition of ShoreTel were similar but there are some differences. Given this, the results of operations, as well as the price of the combined company’s common shares, may be affected by factors different from those factors that affected Mitel prior to the acquisition of ShoreTel. We will face additional risks and uncertainties that Mitel or ShoreTel may not have been exposed to as independent companies.

The market price of Mitel’s common shares may decline as a result of the acquisition of ShoreTel.

The market price of Mitel common shares may decline as a result of the acquisition of ShoreTel if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of Mitel’s and ShoreTel’s businesses are not realized, or if the transaction costs related to the acquisition of ShoreTel are greater than expected. The market price also may decline if the combined company does not achieve the perceived benefits of the acquisition of ShoreTel as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisition of ShoreTel on the combined company’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index prior to the signature page to this Report, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 26, 2017, by and among Mitel U.S. Holdings, Inc., Shelby Acquisition Corporation, ShoreTel, Inc. and Mitel Networks Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2017).

10.1	Form of Tender Support Agreement, dated as of July 26, 2017, by and among Mitel U.S. Holdings, Inc., Shelby Acquisition Corporation and each of the persons set forth on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2017).

10.2	Commitment Letter, dated as of July 26, 2017, by and among Mitel Networks Corporation, Mitel U.S. Holdings, Inc., Bank of Montreal, N.A., BMO Capital Markets Corp., Citizens Bank, N.A., HSBC Bank Canada and Canadian Imperial Bank of Commerce (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 28, 2017).

10.3	First Amendment to Credit Agreement, dated September 25, 2017, by and among Mitel Networks Corporation and Mitel US Holdings, Inc. as the borrowers, Citizens Bank, N.A., as the administrative agent, BMO Capital Markets Corp., Citizens Bank, N.A., HSBC Bank Canada and Canadian Imperial Bank of Commerce, as lead arrangers and the other banks and financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2017 and September 30, 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016; (iv) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2017 and September 30, 2016; (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2017 and September 30, 2016; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2017.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer