Form 10-Q
period 2018-03-31
MITEL NETWORKS CORP
filed 2018-05-03
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, there were 121,278,730 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$43.1	$40.9
Accounts receivable (net of allowance for doubtful accounts of $16.4 and $15.8, respectively)	201.0	219.2
Sales-type lease receivables (net) (note 5)	2.6	3.4
Inventories (net) (note 6)	74.3	79.6
Other current assets (note 7)	89.0	74.8
Assets of component held for sale, current (note 4)	25.3	33.3

	435.3	451.2
Non-current portion of sales-type lease receivables (net) (note 5)	2.9	4.0
Deferred tax asset	120.8	124.4
Property and equipment (net)	51.5	52.7
Identifiable intangible assets (net) (note 8)	393.8	420.8
Goodwill	528.9	528.9
Other non-current assets	42.1	35.8
Assets of component held for sale, non-current (note 4)	13.1	12.7

	$1,588.4	$1,630.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$238.4	$245.8
Current portion of deferred revenue	145.2	160.6
Current portion of long-term debt (note 11)	17.6	17.1
Liabilities of component held for sale, current (note 4)	11.2	15.2

	412.4	438.7
Long-term debt (note 11)	585.2	612.0
Long-term portion of deferred revenue	57.3	64.1
Deferred tax liability	16.4	13.9
Pension liability (note 12)	113.7	111.1
Other non-current liabilities	35.4	36.0
Liabilities of component held for sale, non-current (note 4)	9.5	9.0

	1,229.9	1,284.8

Commitments, guarantees and contingencies (note 13)
Shareholders’ equity:
Common shares, without par value and additional paid-in capital — unlimited shares authorized; issued and outstanding: 121.2 and 120.1, respectively (note 14)	1,471.2	1,466.0
Warrants (note 15)	39.1	39.1
Accumulated deficit	(981.5)	(990.6)
Accumulated other comprehensive loss	(170.3)	(168.8)

	358.5	345.7

	$1,588.4	$1,630.5

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues	$313.8	$223.1
Cost of revenues	133.7	106.2

Gross margin	180.1	116.9

Expenses:
Selling, general and administrative	115.9	80.4
Research and development	36.6	22.8
Restructuring, integration and acquisition-related costs (note 17)	8.0	10.8
Amortization of acquisition-related intangible assets	27.3	8.6

	187.8	122.6

Operating loss	(7.7)	(5.7)
Interest expense	(9.6)	(3.2)
Debt retirement and other debt costs (note 11)	—	(18.0)
Other income (expense)	0.5	(0.2)

Loss from continuing operations, before income taxes	(16.8)	(27.1)
Current income tax recovery (expense)	(5.0)	(1.1)
Deferred income tax recovery (expense)	0.8	8.5

Net loss from continuing operations	(21.0)	(19.7)
Net loss from discontinued operations, net of tax (note 4)	—	(1.4)

Net loss	$(21.0)	$(21.1)

Net loss per common share – Basic and Diluted
Net loss per share from continuing operations	$(0.17)	$(0.16)
Net loss per share from discontinued operations	—	$(0.01)
Net loss per share	$(0.17)	$(0.17)
Weighted-average number of common shares outstanding (note 16)
Basic and Diluted	120.4	122.2

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net loss	$(21.0)	$(21.1)

Other comprehensive income (loss):
Foreign currency translation adjustments	2.6	(2.0)
Pension liability adjustments	(4.1)	(1.3)

	(1.5)	(3.3)

Comprehensive loss	$(22.5)	$(24.4)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Number of Common Shares	Common Shares and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	122.0	$1,476.4	$39.1	$(940.9)	$(191.7)	$382.9

Comprehensive income (loss)	—	—	—	(21.1)	(3.3)	(24.4)
Repurchase of shares (note 14)	(0.1)	(0.8)	—	—	—	(0.8)
Exercise of stock options and vesting of restricted stock units	0.8	1.0	—	—	—	1.0
Stock-based compensation	—	3.3	—	—	—	3.3

Balance at March 31, 2017	122.7	$1,479.9	$39.1	$(962.0)	$(195.0)	$362.0

Comprehensive income (loss)	—	—	—	(0.1)	1.9	1.8
Repurchase of shares (note 14)	(4.8)	(34.9)	—	—	—	(34.9)
Exercise of stock options and vesting of restricted stock units	0.3	1.1	—	—	—	1.1
Stock-based compensation	—	4.4	—	—	—	4.4

Balance at June 30, 2017	118.2	$1,450.5	$39.1	$(962.1)	$(193.1)	$334.4

Comprehensive income (loss)	—	—	—	(26.8)	(0.7)	(27.5)
Exercise of stock options and vesting of restricted stock units	1.7	8.1	—	—	—	8.1
Stock-based compensation	—	3.1	—	—	—	3.1

Balance at September 30, 2017	119.9	$1,461.7	$39.1	$(988.9)	$(193.8)	$318.1

Comprehensive income (loss)	—	—	—	(1.7)	25.0	23.3
Exercise of stock options and vesting of restricted stock units	0.2	0.7	—	—	—	0.7
Stock-based compensation	—	3.6	—	—	—	3.6

Balance at December 31, 2017	120.1	$1,466.0	$39.1	$(990.6)	$(168.8)	$345.7

Adoption of new revenue accounting standard (note 2)	—	—	—	28.1	—	28.1
Adoption of new income taxes standard (note 2)	—	—	—	2.0	—	2.0
Comprehensive income (loss)	—	—	—	(21.0)	(1.5)	(22.5)
Exercise of stock options and vesting of restricted stock units	1.1	1.0	—	—	—	1.0
Stock-based compensation	—	4.2	—	—	—	4.2

Balance at March 31, 2018	121.2	$1,471.2	$39.1	$(981.5)	$(170.3)	$358.5

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH PROVIDED BY (USED IN)
Operating activities:
Net loss	$(21.0)	$(21.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	34.4	12.8
Stock-based compensation	4.2	3.3
Deferred income tax expense (recovery)	(0.8)	(15.0)
Non-cash portion of debt retirement and other debt costs (note 11)	—	18.0
Gain on divestiture of the Mobile business unit (note 4)	—	(7.9)
Accretion of interest	(0.3)	—
Non-cash movements in provisions	4.8	1.4
Change in non-cash operating assets and liabilities (note 19)	8.4	19.2

Net cash provided by operating activities	29.7	10.7

Investing activities:
Additions to property, equipment and intangible assets	(3.4)	(4.3)
Proceeds from sale of discontinued operations, net of cash divested (note 4)	—	320.3

Net cash provided by (used in) investing activities	(3.4)	316.0

Financing activities:
Proceeds from issuance of long-term debt (note 11)	—	150.0
Repayment of long-term debt (note 11)	(2.6)	(591.6)
Borrowings under revolving credit facilities	74.0	135.0
Repayments of revolving credit facilities	(97.0)	(57.0)
Payment of debt issue costs and other debt costs (note 11)	—	(6.6)
Repayment of capital lease liabilities and other long-term debt	(1.2)	(2.4)
Proceeds from issuance of common shares from option exercises	1.0	1.0
Repurchase of common shares	—	(0.8)

Net cash used in financing activities	(25.8)	(372.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.3	1.4

Net increase (decrease) in cash, cash equivalents and restricted cash	1.8	(44.3)
Total cash, cash equivalents and restricted cash, beginning of period	44.9	101.7

Total cash, cash equivalents and restricted cash, end of period	46.7	57.4
Less: cash, cash equivalents and restricted cash classified as assets of component held for sale, end of period (note 4)	(2.2)	(1.0)

Cash, cash equivalents and restricted cash of continuing operations, end of period	44.5	56.4
Less: restricted cash, end of period	(1.4)	(0.9)

Cash and cash equivalents, end of period	$43.1	$55.5

(Note 19 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2018 and March 31, 2017

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

These Interim Financial Statements and the accompanying notes should be read in conjunction with the annual financial statements and notes thereto for each of the years ended December 31, 2017, 2016 and 2015 (the “Annual Financial Statements”) contained in the Company’s report on Form 10-K filed with the SEC on February 28, 2018. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies at December 31, 2017 are described in note 2 to the Annual Financial Statements. There have been no significant changes to these policies, other than those noted below.

a) Accounting pronouncements adopted in 2018

Statement of cash flows – presentation of restricted cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18 “Restricted Cash” to provide guidance on the presentation of restricted cash in the statement of cash flows. Previously, the statement of cash flows explained the change in cash and cash equivalents for the period. The ASU requires that the statement of cash flows explain the change in cash, cash equivalents and restricted cash for the period. The Company adopted this ASU in the first quarter of 2018. As a result of the adoption, the statement of cash flows for the first quarter of 2017 was restated such that the statement of cash flows explains the change in cash, cash equivalents and restricted cash for the period. For the first quarter of 2017, the beginning of period and end of period cash, cash equivalents and restricted cash includes restricted cash of $0.9 and $0.9, respectively.

Income statement classification of net pension benefit costs

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” to provide income statement classification guidance for components of the net benefit cost. The ASU requires that the service cost component be recorded in the same line as the other compensation costs for the relevant employee while the other components are to be recorded in a separate line item outside of income from operations and is to be adopted retrospectively. The Company adopted this ASU in the first quarter of 2018. As a result of the adoption, the consolidated statement of operations for the first quarter of 2017 was restated such that $0.8 of non-service components of pension and post-retirement costs were reclassified from selling general and administration expense to other income (expense). The Company’s net periodic cost is disclosed in note 12 to these Interim Financial Statements.

Income taxes on intra-entity transfers of assets other than inventory

In October 2016, the FASB issued ASU 2016-16 “Income taxes on intra-entity transfers of assets other than inventory” to improve the accounting for income taxes on intra-entity transfers. The ASU requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than defer the income tax effect as prescribed by the previous guidance. The Company adopted this ASU in the first quarter of 2018 on a modified retrospective basis. To account for the cumulative effect of the adoption of the new standard, shareholders’ equity increased by $2.0 due to an adjustment to the accumulated deficit at December 31, 2017.

Revenue recognition

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU superseded most previous revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, which clarified the guidance, provided scope improvements and amended the effective date of ASU 2014-09. The Company adopted these ASUs in the first quarter of 2018 using a modified retrospective method of adoption, where the cumulative effect of initially applying the new revenue standard has been recorded as an adjustment to the opening balance of retained earnings on January 1, 2018. The Company has elected to apply the new guidance retrospectively only to contracts that are not completed at January 1, 2018. The effect of the adoption is described below.

Revenues

Previously, for non-essential software, when Vendor Specific Objective Evidence (“VSOE”) of fair value for post-contract support was not established, the Company deferred the revenue for the non-essential software deliverables and recognized it ratably, over the term of the post contract support. As a result, the Company had previously deferred revenue for a small portion of its non-essential software. Under the new revenue recognition standard, the Company has established the standalone selling price of non-essential software using other observable inputs reasonably available to the Company.

Previously, for distribution agreements where the return rights were not limited and were outside the Company’s control, the Company deferred revenue until the product was sold to an end customer. Under the new revenue recognition standard, the Company recognizes revenue upon delivery to the distributor for products that are not expected to be returned.

Contract costs

Previously, the Company expensed as incurred certain costs incurred to obtain and fulfill a contract with a customer, including commissions paid to the Company’s internal salesforce and customer activation costs for customers under multi-year cloud contracts. Under the new revenue recognition standard, incremental costs incurred to obtain a contract, as well as costs to fulfill a contract must be deferred and amortized over the expected period that the related performance obligation is satisfied. The Company has elected to apply a practical expedient under the guidance and expenses costs to obtain a contract as incurred, if the amortization period would have been one year or less.

For the Company’s On-Site business, as described in note 18, a typical sale consists of hardware, software and a period of post-contract support for one to three years, paid for by the customer at the time of sale. The Company may also provide installation and training. Contract fulfillment costs for each of these performance obligations are generally discrete and incurred in the same period as the related performance obligation is satisfied. Incremental costs to obtain the contract are also generally incurred in the same period as the performance obligation is satisfied, with the exception of post-contract support. As a result, under the new revenue recognition standard, the Company defers incremental contract costs allocated to post-contract support and amortizes the costs over the period of post-contract support.

For the Company’s recurring cloud segment, a typical solution of hardware, software, and installation, training and support is provided to a customer under a monthly recurring billing model. Contract fulfillment costs such as installation costs and incremental costs to obtain the contract such as commissions paid to the internal salesforce are generally incurred at the outset of the contract. As a result, under the new revenue recognition standard, the Company now defers these costs over the term of the contract, plus any additional expected renewal periods.

Summary of changes

As a result of the above accounting policy changes relating to revenue recognition, at January 1, 2018 the Company recorded a decrease in inventory of $1.5, a decrease in current deferred revenue of $12.8, a decrease in the long-term portion of deferred revenue of $7.6 and an increase in shareholders’ equity of $18.9 on its consolidated balance sheet. The effect of the adoption on the Company’s results of operations for the three months ended March 31, 2018 was not material.

As a result of the above accounting policy changes relating to contract costs, at January 1, 2018 the Company recorded a current contract asset of $10.4 and a non-current contract asset of $8.0 and an increase in shareholders’ equity of $18.4. The effect of the adoption on the Company’s results of operations for the three months ended March 31, 2018 was not material.

In addition, there was a decrease to the Company’s net deferred tax asset of $9.2 and a corresponding decrease to shareholders’ equity of $9.2 to account for the tax effect of the above changes.

Disaggregation of revenues

The Company’s segmented disclosures included in note 18 disaggregate the Company’s revenues by segment, product and services and by geography. For the On-Site segment, product revenues are recognized at the point in time when control has passed to the customer. Service revenues are generally recorded over time as the service is provided. For the Cloud recurring segment, which provides services under a monthly, recurring billing model, revenues are recognized over time.

Contract assets and liabilities

The Company’s contract assets, as described above are included in other current assets and other non-current assets on the consolidated balance sheets and are listed in note 7 to these Interim Financial Statements. Contract liabilities consist primarily of the current and non-current portions of deferred revenue on the consolidated balance sheet.

b) Accounting pronouncements issued but not yet adopted

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

c) Reclassification

Certain prior period amounts on the consolidated statement of operations have been reclassified for consistency with the current period presentation. For the three months ended March 31, 2017, costs of $2.2 were reclassified from selling, general and administrative costs to costs of revenues.

3. ACQUISITIONS

ShoreTel – September 2017

On September 25, 2017, Mitel acquired ShoreTel, Inc. (“ShoreTel”), a provider of unified video, voice and content communications solutions, primarily in the U.S., with revenues of $357.8 for the twelve months ended June 30, 2017. Mitel acquired all of the outstanding shares of common stock of ShoreTel in exchange for total consideration of $531.4. In conjunction with the acquisition, the Company completed a refinancing of its long-term senior debt. Additional details on the acquisition are included in note 3 to the Annual Financial Statements.

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the period:

Three Months Ended March 31, 2017
Revenues	$310.2
Net loss	$(46.7)
Net loss per share	$(0.38)

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

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

a) Divestiture of German systems integration business

On March 22, 2018, Mitel announced a definitive agreement to sell DeTeWe Communications GmbH (“DeTeWe”), its German systems integration business. The sale was completed on April 30, 2018. For the year-ended December 31, 2017, DeTeWe recorded revenues of approximately $70.0, while operating income was not material. The assets and liabilities of DeTeWe have been reclassified as assets and liabilities held for sale on the consolidated balance sheets while the operations have not been reclassified as discontinued operations as the divestiture is not considered a strategic shift that will have a major effect on the Company’s operations.

Assets and liabilities held for sale for DeTeWe are as follows:

	March 31, 2018	December 31, 2017
Assets of component held for sale, current:
Cash and cash equivalents	$2.2	$2.4
Accounts receivable	9.9	21.8
Sales-type lease receivables	0.6	0.6
Inventories	6.5	4.6
Other current assets	6.1	3.9

	$25.3	$33.3

Assets of component held for sale, non-current:
Non-current portion of sales-type lease receivables	1.6	1.7
Deferred tax asset	4.0	3.5
Property and equipment (net)	0.5	0.5
Goodwill	7.0	7.0

	$13.1	$12.7

Liabilities of component held for sale, current:
Accounts payable and accrued liabilities	$10.9	$15.0
Current portion of deferred revenue	0.3	0.2

	$11.2	$15.2

Liabilities of component held for sale, non-current:
Pension liability	9.5	9.0

	$9.5	$9.0

b) Divestiture of the Mobile business unit

On February 28, 2017 Mitel completed the sale of its Mobile business unit. The disposal of the Mobile business unit was considered a strategic shift away from the sale of software-based network solutions for mobile carriers. As a result, the operations of the Mobile business unit have been classified as discontinued operations on the consolidated statements of operations. Additional details on the divestiture, including summarized results of operations for the Mobile business unit up to the time of sale, are included in note 4 to the Annual Financial Statements.

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

	March 31, 2018				December 31, 2017
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$4.0	$(0.8)		$3.2	$4.8	$(1.1)		$3.7
Current portion of investment in sales-type leases	2.7	(0.1)		2.6	3.5	(0.1)		3.4
Non-current portion of investment in sales-type leases	3.0	(0.1)		2.9	4.1	(0.1)		4.0

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	9.7	(1.0)		8.7	12.4	(1.3)		11.1
Sold rental payments remaining unbilled	30.4	(1.0	)(1)	29.4	32.4	(1.0	)(1)	31.4

Total of sales-type leases unsold and sold	$40.1	$(2.0)		$38.1	$44.8	$(2.3)		$42.5

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three months ended March 31, 2018, the Company sold $2.2 of rental payments and recorded gains on sale of those rental payments of $0.3 (three months ended March 31, 2017—sold $2.8 and recorded gains of $0.3). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of March 31, 2018

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.0	$0.8	$1.2	$2.0	$4.0
Investment in sold and unsold sales-type lease receivables	32.4	3.6	0.1	3.7	36.1

Total gross sales-type leases	34.4	4.4	1.3	5.7	40.1
Allowance	(0.8)	(0.3)	(0.9)	(1.2)	(2.0)

Total net sales-type leases	$33.6	$4.1	$0.4	$4.5	$38.1

Aging Analysis as of December 31, 2017

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.2	$1.0	$1.6	$2.6	$4.8
Investment in sold and unsold sales-type lease receivables	33.7	6.1	0.2	6.3	40.0

Total gross sales-type leases	35.9	7.1	1.8	8.9	44.8
Allowance	(0.8)	(0.4)	(1.1)	(1.5)	(2.3)

Total net sales-type leases	$35.1	$6.7	$0.7	$7.4	$42.5

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

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	March 31, 2018	December 31, 2017
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$2.4	$3.2
Allowance against sales-type leases individually evaluated for impairment	(1.2)	(1.4)

Sales-type leases individually evaluated for impairment, net	$1.2	$1.8

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$37.7	$41.6
Allowance against sales-type leases collectively evaluated for impairment	(0.8)	(0.9)

Sales-type leases collectively evaluated for impairment, net	$36.9	$40.7

6. INVENTORIES

	March 31, 2018	December 31, 2017
Raw materials	$6.7	$7.1
Finished goods(1)	75.2	76.4
Service inventory	7.0	7.2
Less: provision for excess and obsolete inventory(1)	(14.6)	(11.1)

	$74.3	$79.6

(1)	At March 31, 2018, finished goods are recorded net of approximately $11.5 of historical inventory provision of acquisitions (December 31, 2017 — $16.8). This amount will decrease as the related inventory acquired is sold or written off.

7. OTHER CURRENT ASSETS

	March 31, 2018	December 31, 2017
Prepaid expenses and deferred charges	$42.6	$36.4
Unbilled receivables	7.4	6.4
Due from related parties (note 10)	0.2	0.2

	March 31, 2018	December 31, 2017
Income tax receivable	6.3	9.0
Other receivables	20.7	21.2
Restricted cash	1.4	1.6
Contract assets, current portion(1)	10.4	—

	$89.0	$74.8

(1)	Non-current portion of contract assets was included in other non-current assets on the consolidated balance sheets and was $8.0 at March 31, 2018 (December 31, 2017 — nil).

8. IDENTIFIABLE INTANGIBLE ASSETS

	March 31, 2018			December 31, 2017
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$325.7	$(138.1)	$187.6	$325.7	$(123.6)	$202.1
Customer relationships	237.1	(35.2)	201.9	237.1	(22.7)	214.4
Patents, trademarks and other	36.3	(32.0)	4.3	35.7	(31.4)	4.3

	$599.1	$(205.3)	$393.8	$598.5	$(177.7)	$420.8

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2018	December 31, 2017
Trade payables	$46.9	$53.9
Employee-related payables	45.6	44.6
Accrued liabilities	87.0	86.1
Restructuring, warranty and other provisions	26.8	30.0
Due to related parties (note 10)	0.8	1.2
Other payables	31.3	30.0

	$238.4	$245.8

10. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”), a director of the Company, and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) are shareholders of the Company. Significant transactions with the Matthews Group include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three months ended March 31, 2018, Mitel recorded lease expense for base rent and operating costs of $1.3 (three months ended March 31, 2017—$1.2).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.1 and $0.8, respectively, for the three months ended March 31, 2018 (three months ended March 31, 2017—$0.2 and $1.1, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 7 and note 9, respectively.

11. LONG-TERM DEBT

	March 31, 2018	December 31, 2017
Term Loan, five-year term, maturing March 2022	$142.5	$144.4
Incremental Term Loan, six-year term, maturing September 2023	298.5	299.2
Revolving credit facility, maturing March 2022	167.0	190.0
Unamortized original issue discount	(1.4)	(1.4)
Unamortized debt issue costs	(10.3)	(10.8)
Capital leases	6.5	7.7

	602.8	629.1
Less: current portion	(17.6)	(17.1)

	$585.2	$612.0

At March 31, 2018, the senior credit facilities consist of an initial $150.0 term loan (“Term Loan”), a $300.0 incremental term loan (“Incremental Term Loan”) and a $350.0 revolving credit facility (together, the “2017 Credit Facilities”). Additional details on the 2017 Credit Facilities are included in note 13 to the Annual Financial Statements.

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

The 2017 Credit Facilities, as amended, contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum Leverage Ratio and a minimum Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, both as defined in the credit facility) (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, and (f) limitations on the payment of dividends and repurchases of shares. The Company was in compliance with these covenants at March 31, 2018. The maximum Leverage Ratio is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2017 through June 30, 2017	3.50
July 1, 2017 through June 30, 2018	4.25
July 1, 2018 through September 30, 2018	3.75
October 1, 2018 through December 31, 2018	3.50
January 1, 2019 and thereafter	3.25

The maximum Leverage Ratio and actual Leverage Ratio are as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
March 31, 2017	3.50	1.17
June 30, 2017	3.50	1.32
September 30, 2017	4.25	3.52
December 31, 2017	4.25	3.53
March 31, 2018	4.25	3.00

The minimum Interest Coverage Ratio throughout the term of the credit facility is 3.00. The Interest Coverage Ratio at March 31, 2018 was 7.63.

Other 2017 debt prepayments

In March 2017, prior to the refinancing, the Company repaid $338.1 on its prior credit facilities using proceeds from the divestiture of the Mobile business unit, as described in note 4 to the Annual Financial Statements. In addition, in January 2017 the Company made prepayments of $22.6 on its term loan. In the first quarter of 2017, the Company expensed $18.0 of unamortized debt issue costs and unamortized original issue discount relating to the prepayments and the full repayment of the prior credit facilities, as described above.

12. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans primarily in the U.K., France and Germany as well as a multiple-employer defined benefit pension plan in Switzerland. At March 31, 2018, the net pension liability was $113.7 (December 31, 2017—$111.1).

The Company’s net periodic benefit cost was as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Defined contribution plans
Contribution expense	$3.6	$3.1
Defined benefit plans(1)
Current service cost	0.4	0.6
Interest cost	2.2	2.1
Expected return on plan assets	(2.6)	(2.2)
Recognized actuarial loss(2)	0.4	0.9

Total periodic benefit cost, net	$4.0	$4.5

(1)	Current service cost is recorded on the same line item as the relevant employee compensation cost on the consolidated statements of operations. Interest cost, expected return on plan assets and recognized actuarial loss are recorded in other income (expense) on the consolidated statements of operations.
(2)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of accumulated other comprehensive loss into other income (expense).

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

Letters of Credit and Guarantees

Letters of credit, financial guarantees and other similar instruments are reviewed regularly, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $8.7 as of March 31, 2018 (December 31, 2017 — $5.6). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of March 31, 2018 and December 31, 2017.

14. SHARE CAPITAL

Share Capital

At March 31, 2018 and December 31, 2017, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

In March 2017, the Toronto Stock Exchange accepted Mitel’s Notice of Intention to Make a Normal Course Issuer Bid (the “2017 Notice”). Pursuant to the 2017 Notice, Mitel could purchase up to 7.8 million Mitel common shares, representing approximately 10% of its public float at the time of the notice (the “2017 Buyback Program”). The 2017 Buyback Program commenced on March 9, 2017 and terminated on March 8, 2018. The Company repurchased and cancelled 4.9 million Mitel Common Shares under the 2017 Buyback Program.

In March 2018, the Toronto Stock Exchange accepted Mitel’s Notice of Intention to Make a Normal Course Issuer Bid (the “2018 Notice”). Pursuant to the 2018 Notice, Mitel may purchase up to 6.0 million Mitel common shares, representing approximately 5% of its public float at the time of the notice (the “2018 Buyback Program”). The 2018 Buyback Program commenced on March 9, 2018 and will terminate on or before March 8, 2019. Mitel may purchase its common shares, from time to time, if it believes that the market price of its common shares is attractive and that the purchase would be an appropriate use of corporate funds and in the best interests of the Company. Common shares purchased pursuant to the 2018 Buyback Program will be cancelled.

For the three months ended March 31, 2018, Mitel did not repurchase any of its common shares. For the three months ended March 31, 2017, Mitel repurchased and cancelled 0.1 million common shares at a total cost of $0.8.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Options	Weighted Average Exercise Price per Option	Number of Options		Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of period	4.5	$7.41	8.3		$7.01
Granted	—	—	—	(1)	$6.59
Exercised	(0.2)	$5.44	(0.3)		$4.07
Forfeited	— (1)	$9.56	(0.3)		$8.31
Expired	(0.1)	$9.43	—	(1)	$8.98

Balance, end of period	4.2	$7.47	7.7		$7.03

Number of options exercisable	3.4	$7.36	5.9		$6.73

(1)	Number of options is less than 0.1 for the period.

Restricted Stock Units

In the three months ended March 31, 2018, 2.6 million restricted stock units (“RSUs”) were granted and 0.9 million RSUs vested (three months ended March 31, 2017 — 1.4 million and 0.6 million, respectively). At March 31, 2018, 5.7 million RSUs were outstanding (December 31, 2017 – 4.2 million).

Performance Share Units

In the three months ended March 31, 2018, the Company granted 0.6 million performance share units (“PSUs”) (three months ended March 31, 2017 – 0.4 million). PSUs are convertible into common stock to the extent that the performance target is met. The performance target for PSUs is a cumulative annual growth rate (“CAGR”) of Mitel stock traded on the NASDAQ stock exchange over the term of the PSU. For the 2017 PSU grants, if the CAGR is less than 10%, then the PSUs do not vest. If the CAGR is greater than 25%, the PSUs vest at a ratio of 2 common stock for each PSU. For CAGRs from 10% to 25%, the PSUs vest at ratio of between 0.5 and 2.0 common stocks for each PSU, depending on the CAGR. For the 2018 PSU grants, if the CAGR is less than 7.5%, then the PSUs do not vest. If the CAGR is greater than 15%, the PSUs vest at a ratio of 2 common stock for each PSU. For CAGRs from 7.5% to 15%, the PSUs vest at ratio of between 0.5 and 2.0 common stocks for each PSU, depending on the CAGR.

PSUs have a term of three years. At March 31, 2018, 1.0 million PSUs were outstanding (December 31, 2017 – 0.4 million).

The number of stock-based awards available for grant under the Company’s 2017 Equity Incentive Plan at March 31, 2018 was 4.9 million (December 31, 2017—7.9 million).

15. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	March 31, 2018	December 31, 2017
Warrants issued in connection with government funding(1)	$39.1	$39.1

(1)	At March 31, 2018, there were 2.48 million warrants outstanding that were issued in connection with government funding (December 31, 2017—2.48 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date.

16. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three Months Ended
	March 31, 2018	March 31, 2017
Weighted average common shares outstanding, basic and diluted	120.4	122.2

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the exercise price of the securities:

	Three Months Ended
(Average number outstanding, in millions)	March 31, 2018	March 31, 2017
Stock options	2.9	4.6
RSUs	0.2	1.8

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the following periods:

	Three Months Ended
(Average number outstanding, in millions)	March 31, 2018	March 31, 2017
Stock options	1.4	3.2
RSUs	5.6	1.8
Warrants	2.5	2.5

Additionally, for the three months ended March 31, 2018, 1.0 million PSUs (three months ended March 31, 2017 – 0.4 million), which could potentially dilute earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

17. RESTRUCTURING, INTEGRATION AND ACQUISITION-RELATED COSTS

Restructuring, integration and acquisition-related costs of $8.0 were recorded in the three months ended March 31, 2018. The costs consisted of $4.1 of employee-related charges, $1.4 of facility-reduction related charges and $2.5 of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 100 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred.

Restructuring, integration and acquisition-related costs of $10.8 were recorded in the three months ended March 31, 2017. The costs consisted of $2.7 of employee-related charges, $0.1 of facility-reduction related charges and $8.0 of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 35 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred.

At March 31, 2018, the workforce reduction liability of $17.0 and the current portion of the lease termination obligation liability of $2.8 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $1.6 included in other non-current liabilities.

The following table summarizes the change in provision:

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2016	$8.7	$4.5	$13.2

Charges	2.7	0.1	2.8
Cash payments	(3.8)	(0.5)	(4.3)

Balance of provision as of March 31, 2017	$7.6	$4.1	$11.7

Charges	7.8	0.2	8.0
Cash payments	(7.6)	(0.3)	(7.9)

Balance of provision as of June 30, 2017	$7.8	$4.0	$11.8

Charges	17.2	0.2	17.4
Cash payments	(10.6)	(0.2)	(10.8)

Balance of provision as of September 30, 2017	$14.4	$4.0	$18.4

Charges	18.7	0.8	19.5
Cash payments	(13.6)	(0.7)	(14.3)

Balance of provision as of December 31, 2017	$19.5	$4.1	$23.6

Charges	4.1	1.4	5.5
Cash payments	(6.6)	(1.1)	(7.7)

Balance of provision as of March 31, 2018	$17.0	$4.4	$21.4

18. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. During the first quarter of 2018, as the business continued to integrate ShoreTel and update its internal reporting structure, certain revenues and costs relating to pass-through surcharges and network services that were previously managed under the Cloud segment are now being managed under the On-Site (previously named “Enterprise”) segment. Therefore, beginning in the first quarter of 2018, the Company has reported its financial performance based on the revised segments, On-Site and Cloud, as described below.

Other than the change described above, the operating segments are consistent with the segments described in note 22 to the Annual Financial Statements.

The following table presents product, service and cloud recurring revenues and gross margin for the Company’s operating segment:

	Three Months Ended March 31,
	2018	2017
Revenues
On-Site – Product	$156.7	$132.7
On-Site – Services	90.5	68.2

Total On-Site revenues	247.2	200.9
Cloud – Recurring	68.1	22.2
Purchase accounting adjustments(1)	(1.5)	—

Total revenues	313.8	223.1

Gross margin
On-Site – Product	90.7	73.2
On-Site – Services	46.1	30.8

Total On-Site gross margin	136.8	104.0
Cloud – Recurring	44.8	12.9
Purchase accounting adjustments(1)	(1.5)	—

Total gross margin	$180.1	$116.9

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet of the acquired company at an amount that is generally lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s revenue in the reporting periods following the acquisition. As a result, the Company’s chief operating decision maker reviews and evaluates this segment measure of revenue separately from the On-Site and Cloud segments.

Geographic information

The Company reports revenues by geographic location as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa; and

•	Asia-Pacific, consisting of the continent of Asia and the Pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following geographic locations based on location of the customers.

	Three Months Ended
	March 31, 2018	March 31, 2017
Canada	$7.1	$7.8
United States	175.8	95.0
Rest of Americas	2.5	3.2

Americas	185.4	106.0

Germany	25.4	21.2
U.K.	25.2	23.4
Rest of EMEA	68.5	65.3

EMEA	119.1	109.9

Asia-Pacific	9.3	7.2

	$313.8	$223.1

19. SUPPLEMENTARY CASH FLOW INFORMATION

	Three Months Ended
	March 31, 2018	March 31, 2017
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$35.9	$70.5
Inventories	(2.5)	(2.5)
Other current assets	(5.8)	(2.5)
Other non-current assets	2.2	(0.2)
Accounts payable and accrued liabilities	(15.1)	(47.8)
Deferred revenue	(3.9)	4.2
Other non-current liabilities	(1.2)	(0.7)
Change in pension liability	(1.2)	(1.8)

	$8.4	$19.2

Other items:
Interest payments	$11.3	$11.2
Income tax payments	$1.2	$2.3
Property and equipment additions financed through capital lease	$—	$0.8

Cash, cash equivalents and restricted cash at March 31, 2018 consisted of cash of $43.7 (December 31, 2017—$42.3), cash equivalents of $1.6 (December 31, 2017—$1.0) and restricted cash of $1.4 (December 31, 2017—$1.6), which includes cash of $2.2 classified as assets held for sale on the consolidated balance sheet (December 31, 2017—$2.4).

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

Fair value hedging

At March 31, 2018, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Canadian dollars, Swedish kronor and U.S. dollars at fixed rates on a notional amount of $5.6, $4.0, and $60.5 U.S. dollars, respectively and to sell Euros, Swiss francs and British pounds at fixed rates on a notional amount of $32.8, $16.2 and $21.0 U.S. dollars, respectively. At March 31, 2018, the Company had a net unrealized loss on fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.4.

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

21. INCOME TAX

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into legislation. Key provisions of the Act are as follows:

•	U.S. Federal Corporate Income Tax Rate Reduction from 35% to 21% effective January 1, 2018

•	Interest deductibility is limited to 30% of earnings, before interest, taxes, depreciation and amortization from 2018 to 2021 and 30% of earnings before interest and taxes after 2021

•	Immediate expensing of 100% of the cost of new investments made in qualified depreciable assets after September 27, 2017

•	Deemed repatriation of foreign earnings previously deferred for U.S. tax purposes

The Company is still analyzing certain aspects of the Act, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Further adjustments, if any, will be recorded by the Company during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The Act provides that the measurement period must be completed by December 22, 2018. No measurement period adjustments have been recognized during the first quarter of 2018.

22. SUBSEQUENT EVENT

On April 23, 2018, Mitel entered into a definitive agreement (the “Arrangement Agreement”) to be acquired by affiliates of Searchlight Capital Partners, L.P. Under the terms of the Arrangement Agreement, to be completed pursuant to a plan of arrangement (the “Arrangement”) under the Canada Business Corporations Act, upon completion Mitel shareholders will receive $11.15 per common share in cash. The transaction is expected to close during the second half of 2018, subject to customary closing conditions, including receipt of shareholder, regulatory and court approvals. The Arrangement Agreement includes a 45-day “go-shop” period, which permits Mitel’s Board of Directors and advisors to actively solicit, evaluate and potentially enter into negotiations with parties that make alternative acquisition proposals through June 7, 2018. There can be no assurance that this process will result in a superior offer.

The foregoing description of the Arrangement Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Arrangement Agreement, which has been filed with the SEC as an exhibit to a Report on Form 8-K on April 24, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited interim consolidated financial statements (“Interim Financial Statements”) included elsewhere in this Quarterly Report on Form 10-Q (“Report”) and our audited annual consolidated financial statements (“Annual Financial Statements”) included in our report on Form 10-K for the year ended December 31, 2017 (“Annual Report”). All amounts are expressed in U.S. dollars unless otherwise noted.

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitute forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate”, “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. There is no guarantee that the expected events or expected results will actually occur. In particular, this Report contains forward-looking statements pertaining to, among other matters: the ability to obtain required regulatory, shareholder and court approvals for the Arrangement, the timing of obtaining such approvals and the risk that such approvals may not be obtained in a timely manner or at all, and the risk that such approvals may be obtained on conditions that are not anticipated; the risk that the conditions to the Arrangement are not satisfied on a timely basis or at all and the failure of the transaction to close for any other reason; the ability to achieve the expected benefits of the transaction; the inherent uncertainty associated with financial or other projections; the integration of Mitel and ShoreTel and the ability to recognize the anticipated benefits from the acquisition of ShoreTel; the anticipated size of the markets and continued demand for our products and services; the impact of competitive products and pricing and disruption to the combined business that could result from the acquisition of ShoreTel; access to available financing on a timely basis and on reasonable terms; our ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; current and ongoing global economic instability, political unrest and related sanctions; intense competition; our reliance on channel partners for a significant component of our sales; our dependence upon a small number of outside contract manufacturers to manufacture our products; and, our ability to successfully implement and achieve our business strategies, including our growth of the company through acquisitions and the integration of recently acquired businesses and realization of synergies, including the acquisition of ShoreTel. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

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

Overview

We are a global provider of cloud and On-Site business communications and collaboration solutions. Through our software product development, we help more than 70 million end users around the world, including more than a million cloud-based Unified Communications as a Service (“UCaaS”) subscribers, to seamlessly connect, collaborate and provide innovative solutions to their customers.

Our revenues are generated through the sale of unified communications and collaboration (“UCC”) solutions. Our solutions generally include a communications platform (On-Site, cloud-based or a hybrid), phones, unified communications and collaboration (“UCC”) applications (including contact center applications) as well as various value-added services. Our On-Site solutions are generally sold for a fixed upfront fee, with recurring revenues being driven by services such as software maintenance. Our cloud-based solutions are sold under a recurring billing model, where the customer pays a fixed monthly fee under an initial three-year to five-year contract.

Significant Events and Recent Developments – 2018

Mitel Enters into Definitive Arrangement Agreement to be Acquired by Affiliates of Searchlight Capital Partners

On April 23, 2018, Mitel entered into a definitive agreement to be acquired by affiliates of Searchlight Capital Partners, L.P. Under the terms of the Arrangement Agreement, to be completed pursuant to a plan of arrangement under the Canada Business Corporations Act, upon completion Mitel shareholders will receive $11.15 per common share in cash. The transaction is expected to close during the second half of 2018, subject to customary closing conditions, including receipt of shareholder, regulatory and court approvals. The Arrangement Agreement includes a 45-day “go-shop” period, which permits Mitel’s Board of Directors and advisors to actively solicit, evaluate and potentially enter into negotiations with parties that make alternative acquisition proposals through June 7, 2018. There can be no assurance that this process will result in a superior offer.

Further details of the Arrangement are included in note 22 to the Interim Financial Statements. The foregoing description of the Arrangement Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Arrangement Agreement, which has been filed with the SEC as an exhibit to a Report on Form 8-K on April 24, 2018.

Mitel renews share buyback program

On March 9, 2018, the Company implemented a common share buyback program by filing a Notice of Intention to Make a Normal Course Issuer Bid (the “2018 Notice”) with the TSX. Pursuant to the 2018 Notice, Mitel may purchase up to 6.0 million Mitel common shares, representing approximately 5% of its public float, over a one-year period. At March 31, 2018, the Company had not repurchased shares under the 2018 Notice.

Mitel divests its German systems integration business

On March 22, 2018, we announced a definitive agreement to sell DeTeWe Communications GmbH (“DeTeWe”), our German systems integration business. The sale was completed on April 30, 2018. For the year-ended December 31, 2017, DeTeWe recorded revenues of approximately $70.0 million, while operating income was not material. The assets and liabilities of DeTeWe have been reclassified as assets and liabilities held for sale on the consolidated balance sheets while the operations have not been reclassified as discontinued operations as the divestiture is not considered a strategic shift that will have a major effect on our operations.

Mitel adopts new revenue recognition standard

In the first quarter of 2018, we adopted recent accounting pronouncements relating to revenue recognition. We adopted the pronouncements on a modified retrospective basis. The adoption did not result in a material change to our revenues or net income (loss) and is further described in note 2 to the Interim Financial Statements.

Significant Events and Recent Developments – 2017

Mitel acquires ShoreTel

On September 25, 2017, Mitel completed the acquisition of ShoreTel for cash consideration totaling $531.4 million. ShoreTel was a provider of unified video, voice and content communications solutions, primarily in the U.S., with revenues of $357.8 million for the twelve months ended June 30, 2017. Mitel financed the acquisition and associated transaction expenses using a combination of cash on hand from the combined business, drawings on our existing revolving credit facility and proceeds from a $300.0 million Incremental Term Loan, maturing in September 2023. The acquisition is further described in note 3 to the Interim Financial Statements.

Mitel implements a share buyback program

On March 7, 2017, the Company initiated a common share buyback program by filing a Notice of Intention to Make a Normal Course Issuer Bid (the “2017 Notice”). Pursuant to the 2017 Notice, Mitel was permitted to purchase up to 7.8 million Mitel common shares, representing approximately 10% of its public float, over a one-year period. Mitel repurchased and cancelled 4.9 million common shares at a total cost of $35.7 million under the 2017 Notice.

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

Mitel divests its Mobile business unit — February 2017

On February 28, 2017 we completed the sale of our Mobile business unit. The disposal of our Mobile business unit was considered a strategic shift away from the sale of software-based network solutions for mobile carriers. As a result, the operations of the Mobile business unit have been classified as discontinued operations on the consolidated statements of operations. Additional details on the divestiture, including summarized results of operations for the Mobile business unit up to the time of sale, are included in note 4 to the Annual Financial Statements.

U.S. Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into legislation. Key provisions of the Act include:

•	U.S. Federal Corporate Income Tax Rate Reduction from 35% to 21% effective January 1, 2018

•	Interest deductibility is limited to 30% of earnings, before interest, taxes, depreciation and amortization from 2018 to 2021 and 30% of earnings before interest and taxes after 2021

•	Immediate expensing of 100% of the cost of new investments made in qualified depreciable assets after September 27, 2017

•	Deemed repatriation of foreign earnings previously deferred for U.S. tax purposes

The Company is still analyzing certain aspects of the Act, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Further adjustments, if any, will be recorded by the Company during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The Act provides that the measurement period must be completed by December 22, 2018. As a result of the Act, the Company expects to experience a lower effective income tax rate on its U.S. net income (loss) in the future.

Operating Results

Total revenue for the three months ended March 31, 2018 was $313.8 million compared to $223.1 million for the three months ended March 31, 2017. The increase in revenues is due primarily to the acquisition of ShoreTel in September 2017. Including the results of ShoreTel on a proforma basis, revenues increased by $3.6 million from $310.2 million to $313.8 million. The increase in revenues is due primarily to growth in cloud recurring revenues as well as the effect of favorable changes in foreign exchange rates, which were partially offset by lower product revenues as customers move to the cloud. Our operating loss for the three months ended March 31, 2018 was $7.7 million compared to an operating loss of $5.7 million for the three months ended March 31, 2017. The higher operating loss was largely driven by higher amortization of acquisition-related intangibles, which was partially offset by higher operating income from the acquisition of ShoreTel in September 2017.

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

The results of operations from acquisitions are included in our results from operations from the date of acquisition. In addition, we have incurred various costs related to acquisitions and the integration of those acquisitions, which have been recorded in restructuring, integration and acquisition-related costs.

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three Months Ended March 31,				Change
	2018		2017
	Amounts	% of Revenues	Amounts	% of Revenues	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$313.8	100.0%	$223.1	100.0%	$90.7	40.7
Cost of revenues	133.7	42.6%	106.2	47.6%	27.5	25.9

Gross margin	180.1	57.4%	116.9	52.4%	63.2	54.1

Selling, general and administrative	115.9	36.9%	80.4	36.0%	35.5	44.2
Research and development	36.6	11.7%	22.8	10.2%	13.8	60.5
Restructuring, integration and acquisition-related cost	8.0	2.5%	10.8	4.8%	(2.8)	(25.9)
Amortization of acquisition-related intangible assets	27.3	8.7%	8.6	3.9%	18.7	*

	187.8	59.8%	122.6	55.0%	65.2	53.2

Operating loss	(7.7)	(2.5)%	(5.7)	(2.6)%	(2.0)	35.1
Interest expense	(9.6)	(3.1)%	(3.2)	(1.4)%	(6.4)	*
Debt retirement and other debt costs	—	—	(18.0)	(8.1)%	18.0	*
Other income (expense), net	0.5	0.2%	(0.2)	(0.1)%	0.7	*
Income tax recovery (expense)	(4.2)	(1.3)%	7.4	3.3%	(11.6)	*

Net loss from continuing operations	(21.0)	(6.7)%	(19.7)	(8.8)%	(1.3)	6.6
Net loss from discontinued operations, net of income tax	—	—	(1.4)	(0.6)%	1.4	*

Net loss	$(21.0)	(6.7)%	$(21.1)	(9.5)%	$0.1	(0.5)

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$40.7	13.0%	$21.0	9.4%	$19.7	*
Adjusted EBITDA from discontinued operations	—	—	(12.2)	(5.5)%	12.2	*

Adjusted EBITDA	$40.7	13.0%	$8.8	3.9%	$31.9	*

Net loss per common share — Basic and Diluted
Net loss per share from continuing operations	$(0.17)		$(0.16)
Net loss per share from discontinued operations	—		$(0.01)
Net loss per common share	$(0.17)		$(0.17)

*	The comparison is not meaningful.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss	$(21.0)	$(21.1)
Net loss from discontinued operations	—	1.4

Net loss from continuing operations	(21.0)	(19.7)
Adjustments:
Interest expense	9.6	3.2

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Income tax expense (recovery)	4.2	(7.4)
Amortization and depreciation	34.4	12.8
Foreign exchange loss	0.1	—
Restructuring, integration and acquisition-related costs	8.0	10.8
Stock-based compensation	4.2	3.3
Debt retirement and other debt costs	—	18.0
Purchase accounting adjustments(2) and other	1.2	—

Adjusted EBITDA from continuing operations	40.7	21.0
Adjusted EBITDA from discontinued operations(1)	—	(12.2)

Adjusted EBITDA	$40.7	$8.8

(1)	The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the three months ended March 31, 2017 consists of interest expense of $3.7 million, income tax recovery of $6.6 million and a gain on disposal of $7.9 million.
(2)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition. In order to provide investors with financial information that facilitates comparison of results, the Company provides non-GAAP financial measures which exclude the impact of the purchase accounting adjustments. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to compare reports of financial results of the Company as the revenue reductions related to acquired contracts will not recur when similar software maintenance and service contracts are recorded in future periods.

We define Adjusted EBITDA as net income (loss), adjusted for the items as noted in the above tables. Adjusted EBITDA is not a measure calculated in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income, income from operations or any other measure of financial performance calculated and presented in accordance with GAAP. We encourage you to evaluate the adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures and the manner that we compensate for those limitations, as described in Item 6. Selected Financial Data in our Annual Report.

Results of Operations

Revenues

The following table sets forth revenues in dollars and as a percentage of total revenues:

	Three months ended March 31,
	2018		2017		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
On-Site – Product	$156.7	49.9%	$132.7	59.5%	$24.0	18.1
On-Site – Services	90.5	28.8%	68.2	30.6%	22.3	32.7

Total On-Site revenues	247.2	78.8%	200.9	90.1%	46.3	23.0
Cloud – Recurring	68.1	21.7%	22.2	9.9%	45.9	206.8
Purchase accounting adjustments	(1.5)	(0.5)%	—	—	(1.5)	*

	313.8	100.0%	$223.1	100.0%	$90.7	40.7

*	The comparison is not meaningful.

Revenues increased primarily as the result of the acquisition on ShoreTel in September 2017. Including the results of ShoreTel on a proforma basis for the first quarter of 2017, revenues increased by $3.6 million primarily as the result higher Cloud recurring revenues and favorable changes in foreign exchange rates, which were partially offset by lower product revenues. In the first quarter of 2018 when compared to the first quarter of 2017, there was a general strengthening of foreign currencies, when compared against the U.S. dollar. In particular, the Euro and British pound sterling were stronger against the U.S. dollar by an average of 15.2% and 11.3%, respectively in the first quarter of 2018 when compared to the first quarter of 2017. We estimate that the change in foreign exchange rates accounted for an absolute 4.7% increase of revenues. Excluding the effect of foreign exchange, revenues declined approximately 3% vs the prior year quarter.

On-Site Segment

For the three months ended March 31, 2018, total On-Site revenues increased by $46.3 million, or 23.0%, due to the acquisition of ShoreTel. Including the results of ShoreTel on a proforma basis for the first quarter of 2017, total On-Site revenues decreased by $5.9, or 2.3%. On a proforma basis, On-Site segment product revenues decreased by $6.5 million, or 4.0%, due to lower volumes partially due to customers migrating to a cloud recurring model, partially offset by favorable movements in foreign exchange rates. On a proforma basis, On-Site segment services revenues increased by $0.6 million, or 0.7%, as favorable movements in foreign exchange rates were offset by lower volumes due to the decrease in related product revenues. On a combined basis, excluding the effect of foreign exchange, On-Site products and services revenues were down approximately 8% during the March 2018 quarter.

Cloud segment

Cloud segment recurring revenues increased by $45.9 million largely due to the acquisition of ShoreTel. Including the results of ShoreTel on a proforma basis, Cloud segment recurring revenues increased by $10.4 million, or 18.0% due to the acquisition of new customers.

Purchase accounting adjustments

Purchase accounting adjustments result in a reduction in revenue and are presented separately to reflect the nature of the adjustment. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. The purchase accounting adjustment reflects the revenue that would have otherwise been recognized had the contract been recorded at the historical carrying value as the revenue reductions related to acquired contracts will not recur when similar software maintenance and service contracts are recorded in future periods. Although the purchase accounting adjustments have no impact on the Company’s business or cash flow, they adversely impact the Company’s reported GAAP revenue in the reporting periods following the acquisition. Purchase accounting adjustments for the three months ended March 31, 2018 relate to the September 2017 acquisition of ShoreTel.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended March 31,
	2018		2017		Change
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
		(in millions, except percentages)
On-Site – Product	90.7	57.9%	$73.2	55.2%	$17.5	2.7
On-Site – Services	46.1	50.9%	30.8	45.2%	15.3	5.7

Total On-Site revenues	136.8	55.3%	104.0	51.8%	32.8	3.5
Cloud – Recurring	44.8	65.8%	12.9	58.1%	31.9	7.7
Purchase accounting adjustments	(1.5)	100.0%	—	—	(1.5)	*

	$180.1	57.4%	$116.9	52.4%	$63.2	5.0

*	The comparison is not meaningful.

In the first quarter of 2018, overall gross margin percentage increased by an absolute 5.0% to 57.4% when compared to the first quarter of 2017 due primarily to the acquisition of ShoreTel and favorable year over year foreign currency movements.

For the first quarter of 2018, On-Site segment product gross margin percentage increased by an absolute 2.7% to 57.9% due to the acquisition of ShoreTel. Including the results of ShoreTel on a proforma basis for the first quarter of 2017, On-Site segment product gross margin percentage increased by an absolute 0.4% to 57.9% largely driven by favorable foreign exchange movement. On a proforma basis, On-Site segment services gross margin percentage remained consistent at 50.9%.

For the first quarter of 2018, Cloud segment recurring gross margin percentage increased by an absolute 7.7% to 65.8%, due largely to the effect of higher revenues, due to the acquisition of ShoreTel. On a proforma basis, gross margin percentage remained approximately unchanged at 65.8%.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses increased to 36.9% of revenues in the first quarter of 2018 from 36.0% in the first quarter of 2017, an increase of $35.5 million in absolute dollars, due to the acquisition of ShoreTel. Our SG&A expenses for the first quarter of 2018 included $4.2 million (first quarter of 2017—$3.3 million) of stock-based compensation expense. Including the results of ShoreTel on a proforma basis for the first quarter of 2017, SG&A expenses decreased to 36.9% of revenues from 39.9% in the first quarter of 2017, a decrease of $8.0 million as realized savings from restructuring activities and synergy actions undertaken in the last twelve months were partially offset by the effect of higher exchange rates during the period, and by additional investments to support cloud growth initiatives.

We continue to monitor our cost base closely in an effort to keep our future operating expenditures in line with future revenue levels. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved in future years.

Research and Development (“R&D”)

R&D expenses in the first quarter of 2018 increased to 11.7% of revenues compared to 10.2% of revenues for the first quarter of 2017, an increase of $13.8 million in absolute dollars, due to the acquisition of ShoreTel. Including the results of ShoreTel on a proforma basis for the first quarter of 2017, R&D expenses decreased to 11.7% of revenues from 13.3% in the first quarter of 2017, a decrease of $4.7 million as realized savings from restructuring activities and synergy actions undertaken in the last twelve months were partially offset the effect of higher exchange rates during the period, and additional investments to support cloud growth initiatives.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given period. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Restructuring, Integration and Acquisition-related costs

We recorded restructuring, integration and acquisition-related costs of $8.0 million in the first quarter of 2018. The costs consisted of $4.1 million of employee-related charges, $1.4 million of facility-reduction related charges and $2.5 million of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 100 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred.

We recorded restructuring, integration and acquisition-related costs of $10.8 million in the first quarter of 2017. The costs consisted of $2.7 million of employee-related charges, $0.1 million of facility-reduction related charges and $8.0 million of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 35 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred.

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

Amortization of acquisition-related intangible assets

In the three months ended March 31, 2018, amortization of acquisition-related intangible assets increased to $27.3 million compared to $8.6 million for the three months ended March 31, 2017. The increase is due primarily to acquired intangible assets relating to the acquisition of ShoreTel on September 25, 2017.

Operating Loss

We reported an operating loss of $7.7 million in the first quarter of 2018 compared to an operating loss of $5.7 million in the first quarter of 2017. The higher operating loss was largely driven by higher amortization of acquisition-related intangibles, which was partially offset by higher operating income from the acquisition of ShoreTel in September 2017.

Non-Operating Expenses

Interest Expense

Interest expense from continuing operations was $9.6 million in the first quarter of 2018 compared to $3.2 million in the first quarter of 2017. The increase in interest expense was due to higher amounts outstanding on our credit agreement due to the September 2017 acquisition of ShoreTel, as described under “Significant Events and Recent Developments”, above.

Debt retirement costs

In the first quarter of 2017, we recorded debt retirement costs of $18.0 million relating to the write-off of the unamortized debt issue costs and original issue discount of our prior credit facilities as a result the March 2017 refinancing, as described under “Significant Events and Recent Developments”, above.

Income tax expense

For the first quarter of 2018, we recorded a net income tax expense of $4.2 million compared to a recovery of $7.4 million for the first quarter of 2017. The tax expense in the first quarter of 2018 and first quarter 2017 recovery was based on its expected effective tax rate for the year, as well as tax recoveries on certain non-recurring items primarily related to acquisition and integration activities and adjustments to valuation allowances.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended March 31, 2018 was $21.0 million compared to a net loss from continuing operations of $19.7 million for the three months ended March 31, 2017. The higher net loss from continuing operations was due primarily to higher income tax expense, higher interest expense, and a higher operating loss, partially offset by lower debt retirement costs, as described above.

Net Loss from Discontinued Operations, net of income tax

In December 2016, Mitel entered into a definitive agreement to divest the Mobile business unit and, on February 28, 2017, the sale was completed (as discussed in “Significant Events and Recent Developments” above). As a result, the operations of the Mobile business unit have been reported on the consolidated statements of operations as discontinued operations. Further information on the divestiture is included in note 3 to the Interim Financial Statements and note 3 to the Annual Financial Statements.

Net Loss

Our net loss for the first quarter of 2018 was $21.0 million compared to a net loss of $21.1 million in the first quarter of 2017. The change in net loss was due to the higher net loss from continuing operations, offset by the loss from discontinued operations in the first quarter of 2017, as described above.

Adjusted EBITDA

Adjusted EBITDA from continuing operations, a non-GAAP measure, was $40.7 million for the three months ended March 31, 2018 compared to $21.0 million for the three months ended March 31, 2017, an increase of $19.7 million. Including the results of ShoreTel on a proforma basis for the first quarter of 2017, Adjusted EBITDA from continuing operations increased $15.4 million to $40.7 million due primarily to lower operating costs from restructuring and synergy actions, and the favorable impact of foreign exchange rates on revenue and gross margin, as described above. Adjusted EBITDA from discontinued operations was ($12.2) million for the three months ended March 31, 2017 relating to the operations of our Mobile business unit up to the time of sale, as described above. Adjusted EBITDA was $40.7 million for the three months ended March 31, 2018 compared to $8.8 million for the three months ended March 31, 2017, an increase of $31.9 million. The increase was driven primarily by the higher Adjusted EBITDA from continuing operations and the negative Adjusted EBITDA from discontinued operations in the three months ended March 31, 2017.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Other information

The following tables provide On-Site product, On-Site service, Cloud Recurring and purchase accounting adjustments revenue and gross margin for the four quarters and full year 2017 as well as the full year 2016.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Revenues
On-Site – Product	$132.7	$146.2	$142.8	$191.9	$613.6	$599.2
On-Site – Services	68.2	69.8	70.8	99.2	308.0	315.2
Cloud – Recurring	22.2	22.6	27.9	66.3	139.0	73.2
Purchase accounting adjustments(1)	—	—	—	(1.5)	(1.5)	—

Total revenues	223.1	238.6	241.5	355.9	1,059.1	987.6

Gross margin
On-Site – Product	73.2	81.7	81.9	104.0	340.8	343.2
On-Site – Services	30.8	32.8	33.1	53.4	150.1	136.9
Cloud – Recurring	12.9	12.9	16.1	43.0	84.9	44.3
Purchase accounting adjustments(1)	—	—	—	(1.5)	(1.5)	—

Total gross margin(2)	$116.9	$127.4	$131.1	$198.9	$574.3	$524.4

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. Although this purchase accounting requirement has no impact on the combined company’s business or cash flow, it impacts the Company’s revenue and cost of sales in the reporting periods following the acquisition and, as such, is reviewed, evaluated and presented separately.
(2)	Certain prior period amounts on have been reclassified between selling, general and administrative costs and costs of revenues for consistency with the current period presentation, as described in note 2 c) to the Interim Financial Statements.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three months ended March 31, 2018 and March 31, 2017.

	Three months ended March 31,
	2018	2017	Change
	(in millions)
Net cash provided by (used in)
Operating activities	$29.7	$10.7	$19.0
Investing activities	(3.4)	316.0	(319.4)
Financing activities	(25.8)	(372.4)	346.6
Effect of exchange rate changes on cash and cash equivalents	1.3	1.4	(0.1)

Increase (decrease) in cash, cash equivalents and restricted cash	$1.8	$(44.3)	$46.1

Cash Provided by Operating Activities

Net cash generated from operating activities in the first quarter of 2018 was $29.7 million compared to $10.7 million in the first quarter of 2017. The net cash generated from operating activities includes the cash generated from the operating activities of discontinued operations up to the time of sale. The increase in cash provided by operating activities was primarily due to higher operating cash flows provided by stronger operations, as described above, which was partially offset by lower changes in non-cash operating assets and liabilities.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $3.4 million in the first quarter of 2018 compared to cash provided by investing of $316.0 million in the first quarter of 2017. The cash used for investing in the first quarter of 2018 was due to additions to property, plant and equipment.

The cash provided by investing in the first quarter of 2017 was due to the sale of the Mobile business unit, as described under “Significant Events and Recent Developments”, above. Net cash proceeds of $320.3 million was recorded, consisting of $351.1 million of cash proceeds from the sale, received on February 28, 2017, net of cash included in the divested business unit of $30.8 million. Additional cash proceeds of $16.6 million were received in the second quarter of 2017 from a net working capital adjustment.

Cash Used in Financing Activities

Net cash used in financing was $25.8 million in the first quarter of 2018 and was primarily due to net repayments on our revolving credit facility.

Net cash used in financing activities in the first quarter of 2017 was $372.4 million and was primarily due to the refinancing of our senior credit facilities, as described under “Significant Events and Recent Developments”, above. In March 2017, we repaid the $591.6 million outstanding on our prior credit facilities, using the $245.0 million proceeds from our new credit facility, the $320.3 million proceeds from the sale of the Mobile business unit, as well as cash on hand.

Effect of exchange rate changes on cash

Our overall cash position was also impacted by exchange rate changes during the period, which increased cash by $1.3 million during the first quarter of 2018 (first quarter of 2017—$1.4 million increase).

Liquidity and Capital Resources

As of March 31, 2018, our liquidity consisted primarily of cash and cash equivalents $45.3 million, which includes $2.2 million of cash classified as assets held for sale on the consolidated balance sheet, and a $350.0 million revolving credit facility, of which $167.0 million was drawn. At March 31, 2018, we had $441.0 million of term loans outstanding under our 2017 Credit Facilities.

Cash and Cash Equivalents

At March 31, 2018, we had cash of $43.7 million, which includes $2.2 million classified as assets held for sale on the consolidated balance sheet, and cash equivalents of $1.6 million (December 31, 2017 – cash of $42.3 million, which includes $2.4 million classified as assets held for sale on the consolidated balance sheet, and cash equivalents of $1.0 million).

Credit Facilities

Our senior credit facilities consist of a $350.0 million revolving credit facility, maturing March 2022, an initial $150.0 million Term Loan, maturing March 2022 and an initial Incremental Term Loan of $300.0 million, maturing September 2023 (together, the “2017 Credit Facilities”). The 2017 Credit Facilities contain certain affirmative and negative covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio. The Term Loan and Incremental Term Loan require quarterly principal repayments, as well as annual repayments of excess cash flow. The 2017 Credit Facilities are described in note 11 to the Interim Financial Statements and further described in note 13 to the Annual Financial Statements.

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

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability increased to $113.7 million at March 31, 2018 from $111.1 million at December 31, 2017, primarily due to unfavorable changes in foreign exchange rate.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At March 31, 2018, the plan had an unfunded pension liability of $87.9 million (December 31, 2017 — $85.8 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations. In June 2013, the Company’s annual funding requirement to fund the pension deficit for 2014 was determined to be $4.5 million (£3.2 million), and increases at an annual rate of 3% for the calendar years 2015 and 2016. In September 2016, the Company’s annual funding requirement to fund the pension deficit was determined to be $7.8 million (£5.5 million) for the remainder of 2016 (on a pro-rata basis) and for 2017, 2018 and 2019.

We have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At March 31, 2018, a liability of $7.9 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2017 – $8.0 million).

At March 31, 2018, we had unfunded pension liabilities in other jurisdictions, including France and Germany, totaling $17.9 million (December 31, 2017 – $17.3 million). In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2018:

	Payments Due by Fiscal Year
Contractual Obligations	Last nine months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Long-term debt obligations – principal (1)	$10.7	$14.3	$17.1	$18.0	$263.7	$284.2	$608.0
Long-term debt obligations – interest and fees (2)	26.0	33.9	33.2	32.3	20.7	12.7	158.8
Capital lease obligations (3)	3.0	2.7	1.3	—	—	—	7.0
Operating lease obligations (4)	20.2	20.6	16.2	10.7	7.8	16.4	91.9
Defined benefit plan contributions (5)	5.9	7.8	—	—	—	—	13.7

Total	$65.8	$79.3	$67.8	$61.0	$292.2	$313.3	$879.4

(1)	Represents principal repayments under the 2017 Credit Facilities. Amounts outstanding on the revolving credit facility are assumed to be repaid upon maturity. No amounts have been included for the annual excess cash flow repayment, which begins in 2019, as an estimate is not practicable.

(2)	Represents interest and commitment fees on amounts outstanding under the 2017 Credit Facilities. Interest on the outstanding amounts is based on LIBOR plus an applicable margin, as described in note 13 to the Annual Financial Statements. For the purposes of this table, the interest was calculated using the three-month LIBOR at March 31, 2018 and an applicable margin of 3.00% for amounts outstanding on our revolving credit facility and Term Loan, which is based on our Consolidated Total Net Leverage Ratio at March 31, 2018. For amounts outstanding on our Incremental Term Loan, interest is based on an applicable margin of 3.75%. Included in long-term debt obligations – interest and fees is a 0.35% commitment fee on the undrawn portion of the revolving credit facility.
(3)	Represents the principal and interest payments for capital lease obligations. Interest rates on these obligations range from 5.1% to 5.9%.
(4)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(5)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2019 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above table. Further information on these plans is included in note 24 to the Annual Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $21.4 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

Purchase orders or contracts for the purchase of goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations as, in many instances, purchase orders may represent authorizations to purchase rather than binding agreements.

Off-Balance Sheet Arrangements

We have the following significant off-balance sheet arrangements:

Letters of Credit

We had $8.7 million in letters of credit, bank guarantees or similar instruments outstanding as of March 31, 2018 (December 31, 2017 — $5.6 million).

Intellectual Property Indemnification Obligations

We enter into agreements on a regular basis with customers and suppliers that include limited intellectual property indemnification obligations that are customary in the industry. These obligations generally require us to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims arising from these transactions. The nature of these intellectual property indemnification obligations prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay to our customers and suppliers. Historically, we have not made any significant indemnification payments under such agreements and no amount has been accrued in the Interim Financial Statements with respect to these obligations.

Off-balance Sheet Lease Obligations

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At March 31, 2018, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $29.4 million (December 31, 2017 — $31.4 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Annual Financial Statements included in our Annual Report, with updates to these policies described in note 2 to our Interim Financial Statements. The following critical accounting policies have been updated to reflect our results up to March 31, 2018:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 5.0% of the ending aggregate lease portfolio as of March 31, 2018 compared to 5.1% at December 31, 2017. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of the end of the period. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of March 31, 2018 and December 31, 2017, the provision represented 7.5% and 6.7% of gross receivables, respectively.

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

Based on these assumptions, stock-based compensation expense reduced our results of operations by $4.2 million for the three months ended March 31, 2018 (three months ended March 31, 2017 — $3.3 million). As of March 31, 2018, there was $52.1 million of unrecognized stock-based compensation expense (December 31, 2017 — $32.0 million). We expect these awards to be recognized over a weighted average period of 2.3 years (December 31, 2017 — 2.6 years).

Significant accounting pronouncements adopted in 2018

Revenue recognition

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The ASU superseded most previous revenue recognition guidance, including industry-specific guidance. The FASB subsequently issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20, which clarified the guidance, provided scope improvements and amended the effective date of ASU 2014-09. The Company adopted these ASUs in the first quarter of 2018 using a modified retrospective method of adoption, where the cumulative effect of initially applying the new revenue standard has been recorded as an adjustment to the opening balance of retained earnings on January 1, 2018. The Company has elected to apply the new guidance retrospectively only to contracts that are not completed contracts at January 1, 2018. The effect of the adoption is described below.

Revenues

Previously, for non-essential software, when Vendor Specific Objective Evidence (“VSOE”) of fair value for post-contract support was not established, the Company deferred the revenue for the non-essential software deliverables and recognized them ratably, over the term of the post contract support. As a result, the Company had previously deferred revenue for a small portion of its non-essential software. Under the new revenue recognition standard, the Company has established the standalone selling price of non-essential software using other observable inputs reasonably available to the Company.

Previously, for distribution agreements where the return rights were not limited and were outside the Company’s control, the Company deferred revenue until the product was sold to an end customer. Under the new revenue recognition standard, the Company recognizes revenue upon delivery to the distributor for products that are not expected to be returned.

Contract costs

Previously, the Company expensed as incurred certain costs incurred to obtain and fulfill a contract with a customer, including commissions paid to the Company’s internal salesforce and customer activation costs for customers under multi-year cloud contracts. Under the new revenue recognition standard, incremental costs incurred to obtain a contract, as well as costs to fulfill a contract must be deferred and amortized over the expected period that the related performance obligation is satisfied. The Company has elected to apply a practical expedient under the guidance and expenses costs to obtain a contract as incurred, if the amortization period would have been one year or less.

For the Company’s On-Site business, a typical sale consists of hardware, software and a period of post-contract support for one to three years, paid for by the customer at the time of sale. The Company may also provide installation and training. Contract fulfillment costs for each of these performance obligations are generally discrete and incurred in the same period as the related performance obligation is satisfied. Incremental costs to obtain the contract are also generally incurred in the same period as the performance obligation is satisfied, with the exception of post-contract support. As a result, under the new revenue recognition standard, the Company defers incremental contract costs allocated to post-contract support and amortizes the costs over the period of post-contract support.

For the Company’s recurring cloud segment, a typical solution of hardware, software, and installation, training and support is provided to a customer under a monthly recurring billing model. Contract fulfillment costs such as installation costs and incremental costs to obtain the contract such as commissions paid to the internal salesforce are generally incurred at the outset of the contract. As a result, under the new revenue recognition standard, the Company now defers these costs over the term of the contract, plus any additional expected renewal periods.

Summary of changes

As a result of the above accounting policy changes relating to revenue recognition, at January 1, 2018 the Company recorded a decrease in inventory of $1.5 million, a decrease in current deferred revenue of $12.8 million, a decrease in long-term portion of deferred revenue of $7.6 million and an increase in shareholders’ equity of $18.9 million on its consolidated balance sheet. The effect of the adoption on the Company’s results of operations for the three months ended March 31, 2018 was not material.

As a result of the above accounting policy changes relating to contract costs, at January 1, 2018 the Company recorded a current contract asset of $10.4 million and a non-current contract asset of $8.0 million and an increase in shareholders’ equity of $18.4 million. The effect of the adoption on the Company’s results of operations for the three months ended March 31, 2018 was not material.

In addition, there was a decrease to the Company’s net deferred tax asset of $9.2 million and a corresponding decrease to shareholders’ equity of $9.2 million to account for the tax effect of the above changes.

Significant accounting pronouncements issued but not yet adopted

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2018, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time-period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report for the fiscal period ended December 31, 2017. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

In addition to the risk factors previously disclosed in our Annual Report for the fiscal period ended December 31, 2017, the following risks are related to the Arrangement:

Failure to consummate the proposed Arrangement within the expected timeframe or at all could have a material adverse impact on our business, results of operations and financial condition.

There can be no assurance that the proposed Arrangement will be consummated. Consummation of the Arrangement is not subject to a financing condition, but is subject to various other conditions, including approval of the Arrangement by our shareholders and warrantholder (voting together as a single class), the receipt of certain antitrust clearances and approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval by certain United States governmental telecom authorities and other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Arrangement Agreement also provides that the Arrangement Agreement may be terminated by the Company or the purchaser (the “Purchaser”) under certain circumstances, and in certain specified circumstances upon termination of the Arrangement Agreement we will be required to pay Purchaser a fee of $49.4 million, unless such termination is in connection with the entry into a definitive agreement with an Excluded Party (as defined in the Arrangement Agreement) with respect to a superior proposal, in which case we must pay Purchaser a fee of $17.6 million. If the Arrangement Agreement is terminated as a result of our shareholders and warrantholder not approving the Arrangement, we must pay $7.5 million to Purchaser in respect of expenses incurred by Purchaser and its affiliates. If we are required to make any of these payments, doing so may materially adversely affect our business, results of operations and financial condition.

There can be no assurance that a remedy will be available to us in the event of a breach of the Arrangement Agreement by Purchaser or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Arrangement. In addition, we could be subject to litigation related to any failure to complete the Arrangement or related to any enforcement proceeding commenced against us to perform our obligations under the Arrangement Agreement. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Arrangement, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Arrangement is not completed, and there are no other parties willing and able to acquire the Company at a price of $11.15 per common share or higher, on terms acceptable to us, the price of our common shares will likely decline to the extent that the current market price of our common shares reflects an assumption that the proposed Arrangement will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Arrangement, for which we will have received little or no benefit if the proposed Arrangement is not completed. Many of these fees and costs will be payable by us even if the proposed Arrangement is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Arrangement.

The announcement and pendency of the proposed Arrangement may adversely affect our business, results of operations and financial condition.

Uncertainty about the effect of the proposed Arrangement on our employees, customers, and other parties may have an adverse effect on our business, results of operation and financial condition. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Arrangement:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

•	the diversion of significant management time and resources towards the completion of the proposed Arrangement that could otherwise have been devoted to pursuing other beneficial opportunities for the Company;

•	difficulties maintaining relationships with customers, suppliers, and other business partners;

•	delays or deferments of certain business decisions by our customers, suppliers, and other business partners;

•	the inability to pursue alternative business opportunities or make appropriate changes to our business because the Arrangement Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Arrangement;

•	litigation relating to the proposed Arrangement and the costs related thereto; and

•	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Arrangement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See the Exhibit Index following the signature page to this Report, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit

10.1	Arrangement Agreement, dated as of April 23, 2018, between Mitel Networks Corporation, MLN Acquisition Co ULC and MLN TopCo Ltd. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and March 31, 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and March 31, 2017; (iv) Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2018 and March 31, 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2018.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer