Form 10-Q
period 2018-06-30
MITEL NETWORKS CORP
filed 2018-08-01
CIK 1170534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, there were 122,679,438 common shares outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars, millions)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$39.0	$40.9
Accounts receivable (net of allowance for doubtful accounts of $14.4 and $15.8, respectively)	204.2	219.2
Sales-type lease receivables (net) (note 5)	0.4	3.4
Inventories (net) (note 6)	66.7	79.6
Other current assets (note 7)	86.9	74.8
Assets of component held for sale, current (note 4)	—	33.3

	397.2	451.2
Non-current portion of sales-type lease receivables (net) (note 5)	1.0	4.0
Deferred tax asset	118.1	124.4
Property and equipment (net)	49.8	52.7
Identifiable intangible assets (net) (note 8)	366.8	420.8
Goodwill	528.7	528.9
Other non-current assets	30.2	35.8
Assets of component held for sale, non-current (note 4)	—	12.7

	$1,491.8	$1,630.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$232.5	$245.8
Current portion of deferred revenue	140.3	160.6
Current portion of long-term debt (note 11)	6.6	17.1
Liabilities of component held for sale, current (note 4)	—	15.2

	379.4	438.7
Long-term debt (note 11)	526.3	612.0
Long-term portion of deferred revenue	56.4	64.1
Deferred tax liability	10.2	13.9
Pension liability (note 12)	85.4	111.1
Other non-current liabilities	32.4	36.0
Liabilities of component held for sale, non-current (note 4)	—	9.0

	1,090.1	1,284.8

Commitments, guarantees and contingencies (note 13)
Shareholders’ equity:
Common shares, without par value and additional paid-in capital — unlimited shares authorized; issued and outstanding: 122.7 and 120.1, respectively (note 14)	1,497.4	1,466.0
Warrants (note 15)	20.5	39.1
Accumulated deficit	(966.1)	(990.6)
Accumulated other comprehensive loss	(150.1)	(168.8)

	401.7	345.7

	$1,491.8	$1,630.5

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars, millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues	$324.7	$238.6	$638.5	$461.7
Cost of revenues	131.2	111.2	264.9	217.4

Gross margin	193.5	127.4	373.6	244.3

Expenses:
Selling, general and administrative	111.2	84.9	227.1	165.3
Research and development	38.1	22.5	74.7	45.3
Restructuring, integration and acquisition-related costs (note 17)	14.0	9.9	22.0	20.7
Amortization of acquisition-related intangible assets	27.1	8.6	54.4	17.2

	190.4	125.9	378.2	248.5

Operating income (loss)	3.1	1.5	(4.6)	(4.2)
Interest expense	(9.1)	(2.5)	(18.7)	(5.7)
Debt retirement and other debt costs (note 11)	(0.9)	—	(0.9)	(18.0)
Gains on divestitures (note 4)	19.1	—	19.1	—
Other income (expense)	3.3	(1.1)	3.8	(1.3)

Income (loss) from continuing operations, before income taxes	15.5	(2.1)	(1.3)	(29.2)
Current income tax recovery (expense)	(4.4)	(2.3)	(9.4)	(3.4)
Deferred income tax recovery (expense)	4.3	4.3	5.1	12.8

Net income (loss) from continuing operations	15.4	(0.1)	(5.6)	(19.8)
Net loss from discontinued operations, net of tax (note 4)	—	—	—	(1.4)

Net income (loss)	$15.4	$(0.1)	$(5.6)	$(21.2)

Net income (loss) per common share – Basic
Net income (loss) from continuing operations	$0.13	$—	$(0.05)	$(0.16)
Net income (loss) from discontinued operations	$—	$—	$—	$(0.01)
Net income (loss) per share	$0.13	$—	$(0.05)	$(0.17)
Net income (loss) per common share – Diluted
Net income (loss) from continuing operations	$0.12	$—	$(0.05)	$(0.16)
Net income (loss) from discontinued operations	$—	$—	$—	$(0.01)
Net income (loss) per share	$0.12	$—	$(0.05)	$(0.17)
Weighted-average number of common shares outstanding (note 16)
Basic	122.1	121.7	121.3	121.9
Diluted	126.6	121.7	121.3	121.9

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net income (loss)	$15.4	$(0.1)	$(5.6)	$(21.2)

Other comprehensive income (loss):
Foreign currency translation adjustments	(7.0)	3.4	(4.4)	1.4
Pension liability adjustments	27.2	(1.5)	23.1	(2.8)

	20.2	1.9	18.7	(1.4)

Comprehensive income (loss)	$35.6	$1.8	$13.1	$(22.6)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in U.S. dollars, millions)

(Unaudited)

	Number of Common Shares	Common Shares and Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2016	122.0	$1,476.4	$39.1	$(940.9)	$(191.7)	$382.9

Comprehensive income (loss)	—	—	—	(21.1)	(3.3)	(24.4)
Repurchase of shares (note 14)	(0.1)	(0.8)	—	—	—	(0.8)
Exercise of stock options and vesting of restricted stock units	0.8	1.0	—	—	—	1.0
Stock-based compensation	—	3.3	—	—	—	3.3

Balance at March 31, 2017	122.7	$1,479.9	$39.1	$(962.0)	$(195.0)	$362.0

Comprehensive income (loss)	—	—	—	(0.1)	1.9	1.8
Repurchase of shares (note 14)	(4.8)	(34.9)	—	—	—	(34.9)
Exercise of stock options and vesting of restricted stock units	0.3	1.1	—	—	—	1.1
Stock-based compensation	—	4.4	—	—	—	4.4

Balance at June 30, 2017	118.2	$1,450.5	$39.1	$(962.1)	$(193.1)	$334.4

Comprehensive income (loss)	—	—	—	(26.8)	(0.7)	(27.5)
Exercise of stock options and vesting of restricted stock units	1.7	8.1	—	—	—	8.1
Stock-based compensation	—	3.1	—	—	—	3.1

Balance at September 30, 2017	119.9	$1,461.7	$39.1	$(988.9)	$(193.8)	$318.1

Comprehensive income (loss)	—	—	—	(1.7)	25.0	23.3
Exercise of stock options and vesting of restricted stock units	0.2	0.7	—	—	—	0.7
Stock-based compensation	—	3.6	—	—	—	3.6

Balance at December 31, 2017	120.1	$1,466.0	$39.1	$(990.6)	$(168.8)	$345.7

Adoption of new revenue accounting standard (note 2)	—	—	—	28.1	—	28.1
Adoption of new income taxes standard (note 2)	—	—	—	2.0	—	2.0
Comprehensive income (loss)	—	—	—	(21.0)	(1.5)	(22.5)
Exercise of stock options and vesting of restricted stock units	1.1	1.0	—	—	—	1.0
Stock-based compensation	—	4.2	—	—	—	4.2

Balance at March 31, 2018	121.2	$1,471.2	$39.1	$(981.5)	$(170.3)	$358.5

Exercise of warrants (note 15)	1.2	18.6	(18.6)	—	—	—
Comprehensive income (loss)	—	—	—	15.4	20.2	35.6
Exercise of stock options and vesting of restricted stock units	0.3	1.5	—	—	—	1.5
Stock-based compensation	—	6.1	—	—	—	6.1

Balance at June 30, 2018	122.7	$1,497.4	$20.5	$(966.1)	$(150.1)	$401.7

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars, millions)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
CASH PROVIDED BY (USED IN)
Operating activities:
Net income (loss)	$15.4	$(0.1)	$(5.6)	$(21.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	34.2	13.1	68.6	25.9
Stock-based compensation	6.1	4.4	10.3	7.7
Deferred income tax expense (recovery)	(4.3)	(4.3)	(5.1)	(19.3)
Non-cash portion of debt retirement and other debt costs (note 11)	0.9	—	0.9	18.0
Gain on divestitures (note 4)	(19.1)	—	(19.1)	(7.9)
Accretion of interest	(0.2)	(0.4)	(0.5)	(0.4)
Non-cash movements in provisions	1.5	1.5	6.3	2.9
Change in non-cash operating assets and liabilities (note 19)	(3.6)	(23.2)	4.8	(4.0)

Net cash provided by (used in) operating activities	30.9	(9.0)	60.6	1.7

Investing activities:
Additions to property, equipment and identifiable intangible assets	(5.1)	(4.2)	(8.5)	(8.5)
Proceeds from divestitures of business units, net of cash divested (note 4)	41.5	16.6	41.5	336.9

Net cash provided by investing activities	36.4	12.4	33.0	328.4

Financing activities:
Proceeds from issuance of long-term debt (note 11)	—	—	—	150.0
Repayment of long-term debt (note 11)	(45.4)	(1.9)	(48.0)	(593.5)
Borrowings under revolving credit facilities (note 11)	62.0	68.0	136.0	203.0
Repayments of revolving credit facilities (note 11)	(87.0)	(43.0)	(184.0)	(100.0)
Payment of debt issue costs and other debt costs (note 11)	—	—	—	(6.6)
Repayment of capital lease liabilities and other long-term debt	(0.8)	(1.3)	(2.0)	(3.7)
Proceeds from issuance of common shares from option exercises	1.5	1.1	2.5	2.1
Repurchase of common shares	—	(34.9)	—	(35.7)

Net cash used in financing activities	(69.7)	(12.0)	(95.5)	(384.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.9)	2.9	(2.6)	4.3

Net decrease in cash, cash equivalents and restricted cash	(6.3)	(5.7)	(4.5)	(50.0)
Cash, cash equivalents and restricted cash, beginning of period	46.7	57.4	44.9	101.7

Cash, cash equivalents and restricted cash, end of period	40.4	51.7	40.4	51.7
Less: restricted cash, end of period	(1.4)	(0.9)	(1.4)	(0.9)

Cash and cash equivalents, end of period	$39.0	$50.8	$39.0	$50.8

(Note 19 contains supplementary cash flow information)

(The accompanying notes are an integral part of these unaudited interim consolidated financial statements)

MITEL NETWORKS CORPORATION

(incorporated under the laws of Canada)

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2018 and June 30, 2017

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

a) Accounting pronouncements adopted in 2018

Statement of cash flows – presentation of restricted cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18 “Restricted Cash” to provide guidance on the presentation of restricted cash in the statement of cash flows. Previously, the statement of cash flows explained the change in cash and cash equivalents for the period. The ASU requires that the statement of cash flows explain the change in cash, cash equivalents and restricted cash for the period. The Company adopted this ASU in the first quarter of 2018. As a result of the adoption, the statement of cash flows for the first quarter of 2017 was restated such that the statement of cash flows explains the change in cash, cash equivalents and restricted cash for the period. For the three and six months ended June 30, 2017, the beginning of period and end of period cash, cash equivalents and restricted cash includes restricted cash of $0.9 and $0.9, respectively.

Income statement classification of net pension benefit costs

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” to provide income statement classification guidance for components of the net benefit cost. The ASU requires that the service cost component be recorded in the same line as the other compensation costs for the relevant employee while the other components are to be recorded in a separate line item outside of income from operations and is to be adopted retrospectively. The Company adopted this ASU in the first quarter of 2018. As a result of the adoption, the consolidated statement of operations for the three and six months ended June 30, 2017 was restated such that the non-service components of pension and post-retirement costs of $0.6 and $1.4, respectively, were reclassified from selling general and administration expense to other income (expense). The Company’s net periodic cost is disclosed in note 12 to these Interim Financial Statements.

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

Summary of changes

As a result of the above accounting policy changes relating to revenue recognition, at January 1, 2018 the Company recorded a decrease in inventory of $1.2, a decrease in current deferred revenue of $11.9, a decrease in the long-term portion of deferred revenue of $7.6 and an increase in shareholders’ equity of $18.3 on its consolidated balance sheet. The effect of the adoption on the Company’s results of operations for the three and six months ended June 30, 2018 was not material.

As a result of the above accounting policy changes relating to contract costs, at January 1, 2018 the Company recorded a current contract asset of $11.0 and a non-current contract asset of $8.0 and an increase in shareholders’ equity of $19.0. The effect of the adoption on the Company’s results of operations for the three and six months ended June 30, 2018 was not material.

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

b) Accounting pronouncements issued but not yet adopted

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The FASB subsequently issued ASU 2018-10, which clarified the guidance in ASU 2016-02. For operating leases, the ASUs require a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASUs retain the current accounting for lessors and do not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The ASUs are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company continues to evaluate the effect of the adoption of these ASUs but expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases and will not likely have a significant impact on the consolidated statements of earnings.

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

c) Reclassification

Certain prior period amounts on the consolidated statement of operations have been reclassified for consistency with the current period presentation. For the three and six months ended June 30, 2017, costs of $2.1 and $4.3, respectively, were reclassified from selling, general and administrative costs to costs of revenues.

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

The following unaudited pro-forma financial information presents the Company’s consolidated financial results as if the acquisition had occurred at the beginning of the period:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues	$333.7	$643.9
Net loss	$(24.4)	$(71.1)
Net loss per share	$(0.20)	$(0.58)

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

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

a) Divestiture of German systems integration business

On March 22, 2018, Mitel announced a definitive agreement to sell DeTeWe Communications GmbH (“DeTeWe”), its German systems integration business for proceeds of $17.4. The sale was completed on April 30, 2018 and the Company recorded a gain on divestiture of $4.3 in the second quarter of 2018. For the year-ended December 31, 2017, DeTeWe recorded revenues of approximately $70.0, while operating income was not material. The assets and liabilities of DeTeWe have been reclassified as assets and liabilities held for sale on the consolidated balance sheets while the operations have not been reclassified as discontinued operations as the divestiture is not considered a strategic shift that will have a major effect on the Company’s operations.

Assets and liabilities held for sale for DeTeWe are as follows:

December 31, 2017
Assets of component held for sale, current:
Cash and cash equivalents	$2.4
Accounts receivable	21.8
Sales-type lease receivables	0.6
Inventories	4.6
Other current assets	3.9

$33.3

Assets of component held for sale, non-current:
Non-current portion of sales-type lease receivables	1.7
Deferred tax asset	3.5
Property and equipment (net)	0.5
Goodwill	7.0

$12.7

Liabilities of component held for sale, current:
Accounts payable and accrued liabilities	$15.0
Current portion of deferred revenue	0.2

$15.2

Liabilities of component held for sale, non-current:
Pension liability	9.0

$9.0

b) Divestiture of the Mobile business unit

On February 28, 2017 Mitel completed the sale of its Mobile business unit for $351.1 of cash proceeds, received February 2017, proceeds from net working capital adjustments of $16.6, received in May 2017, a non-interest-bearing note with a face value of $35.0 and a term of up to 10 years, and an equity interest in the entity formed to acquire the Mobile business, as further described in note 4 to the Annual Financial Statements. The disposal of the Mobile business unit was considered a strategic shift away from the sale of software-based network solutions for mobile carriers. As a result, the operations of the Mobile business unit have been classified as discontinued operations on the consolidated statements of operations. Additional details on the divestiture, including summarized results of operations for the Mobile business unit up to the time of sale, are included in note 4 to the Annual Financial Statements.

In May 2018, Mitel agreed to settle the non-interest-bearing note with a face value of $35.0 and a term of up to 10 years for $25.0. At the time of settlement, the note was recorded as a held to maturity investment with a book value of $10.2. As a result, the Company recorded a gain on the disposition of $14.8 in the second quarter of 2018, which was recorded as a gain on divestiture in the consolidated statement of operations.

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

	June 30, 2018				December 31, 2017
	Gross	Allowance		Net	Gross	Allowance		Net
Lease balances included in accounts receivable	$2.9	$(0.1)		$2.8	$4.8	$(1.1)		$3.7
Current portion of investment in sales-type leases	0.4	—		0.4	3.5	(0.1)		3.4
Non-current portion of investment in sales-type leases	1.0	—		1.0	4.1	(0.1)		4.0

Total unsold sales-type leases (recorded as assets, net, on the consolidated balance sheets)	4.3	(0.1)		4.2	12.4	(1.3)		11.1
Sold rental payments remaining unbilled	31.1	(1.0	)(1)	30.1	32.4	(1.0	)(1)	31.4

Total of sales-type leases unsold and sold	$35.4	$(1.1)		$34.3	$44.8	$(2.3)		$42.5

(1)	Allowance for sold rental payments is recorded as a lease recourse liability and included in other non-current liabilities on the consolidated balance sheets.

A sale of rental payments represents the total present value of the payment stream on the sale of the rental payments to third parties. For the three and six months ended June 30, 2018, the Company sold $5.0 and $7.2, respectively of rental payments and recorded gains on sale of those rental payments of $0.4 and $0.7, respectively (three and six months ended June 30, 2017—sold $4.2 and $7.0, respectively and recorded gains of $0.6 and $0.9, respectively). Sold rental payments remaining unbilled at the end of the period represents the total balance of leases that are not included in the Company’s consolidated balance sheets. The Company is compensated for administration and servicing of rental payments sold.

Financing receivables

The Company considers its lease balances included in accounts receivable and its investment in sales-type leases to be financing receivables. Additional disclosures on the credit quality of the Company’s sold and unsold sales-type leases and lease balances included in accounts receivable are as follows:

Aging Analysis as of June 30, 2018

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$1.1	$1.7	$0.1	$1.8	$2.9
Investment in sold and unsold sales-type lease receivables	24.9	7.5	0.1	7.6	32.5

Total gross sales-type leases	26.0	9.2	0.2	9.4	35.4
Allowance	(0.6)	(0.4)	(0.1)	(0.5)	(1.1)

Total net sales-type leases	$25.4	$8.8	$0.1	$8.9	$34.3

Aging Analysis as of December 31, 2017

	Not past due	1-90 days past due	Greater than 90 days past due	Total past due	Total sales-type leases
Lease balances included in accounts receivable	$2.2	$1.0	$1.6	$2.6	$4.8
Investment in sold and unsold sales-type lease receivables	33.7	6.1	0.2	6.3	40.0

Total gross sales-type leases	35.9	7.1	1.8	8.9	44.8
Allowance	(0.8)	(0.4)	(1.1)	(1.5)	(2.3)

Total net sales-type leases	$35.1	$6.7	$0.7	$7.4	$42.5

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

The amount of gross sales-type leases individually and collectively evaluated for impairment is as follows:

	June 30, 2018	December 31, 2017
Individually evaluated for impairment
Sales-type leases individually evaluated for impairment, gross	$1.1	$3.2
Allowance against sales-type leases individually evaluated for impairment	(0.3)	(1.4)

Sales-type leases individually evaluated for impairment, net	$0.8	$1.8

Collectively evaluated for impairment
Sales-type leases collectively evaluated for impairment, gross	$34.3	$41.6
Allowance against sales-type leases collectively evaluated for impairment	(0.8)	(0.9)

Sales-type leases collectively evaluated for impairment, net	$33.5	$40.7

6. INVENTORIES

	June 30, 2018	December 31, 2017
Raw materials	$4.6	$7.1
Finished goods(1)	71.4	76.4
Service inventory	6.3	7.2
Less: provision for excess and obsolete inventory(1)	(15.6)	(11.1)

	$66.7	$79.6

(1)	At June 30, 2018, finished goods are recorded net of approximately $4.2 of historical inventory provision of acquisitions (December 31, 2017 — $16.8). This amount will decrease as the related inventory acquired is sold or written off.

7. OTHER CURRENT ASSETS

	June 30, 2018	December 31, 2017
Prepaid expenses and deferred charges	$38.2	$36.4
Unbilled receivables	6.8	6.4
Due from related parties (note 10)	0.4	0.2
Income tax receivable	7.5	9.0
Other receivables	20.8	21.2
Restricted cash	1.4	1.6
Contract assets, current portion(1)	11.8	—

	$86.9	$74.8

(1)	Non-current portion of contract assets was included in other non-current assets on the consolidated balance sheets and was $12.7 at June 30, 2018 (December 31, 2017 — nil).

8. IDENTIFIABLE INTANGIBLE ASSETS

	June 30, 2018			December 31, 2017
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$325.7	$(152.6)	$173.1	$325.7	$(123.6)	$202.1
Customer relationships	237.1	(47.7)	189.4	237.1	(22.7)	214.4
Patents, trademarks and other	36.9	(32.6)	4.3	35.7	(31.4)	4.3

	$599.7	$(232.9)	$366.8	$598.5	$(177.7)	$420.8

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2018	December 31, 2017
Trade payables	$24.5	$53.9
Employee-related payables	48.3	44.6
Accrued liabilities	104.1	86.1
Restructuring, warranty and other provisions	19.7	30.0
Due to related parties (note 10)	0.8	1.2
Other payables	35.1	30.0

	$232.5	$245.8

10. RELATED PARTY TRANSACTIONS

The Matthews Group

Dr. Terence Matthews (“Dr. Matthews”), a director of the Company, and certain entities controlled by Dr. Matthews (collectively, the “Matthews Group”) are shareholders of the Company. Significant transactions with the Matthews Group include the following:

Leased properties

The Company leases its Ottawa-based headquarter facilities from the Matthews Group. During the three and six months ended June 30, 2018, Mitel recorded lease expense for base rent and operating costs of $1.2 and $2.5, respectively (three and six months ended June 30, 2017—$1.2 and $2.4, respectively).

Other

Other sales to and purchases from companies related to the Matthews Group arising in the normal course of the Company’s business were $0.4 and $1.0, respectively, for the three months ended June 30, 2018 (three months ended June 30, 2017—$0.2 and $1.0, respectively) and were $0.5 and $1.8, respectively, for the six months ended June 30, 2018 (six months ended June 30, 2017—$0.4 and $2.1, respectively).

The amounts receivable and payable as a result of all of the above transactions are included in note 7 and note 9, respectively.

11. LONG-TERM DEBT

	June 30, 2018	December 31, 2017
Term Loan, five-year term, maturing March 2022	$115.0	$144.4
Incremental Term Loan, six-year term, maturing September 2023	280.6	299.2
Revolving credit facility, maturing March 2022	142.0	190.0
Unamortized original issue discount	(1.3)	(1.4)
Unamortized debt issue costs	(9.1)	(10.8)
Capital leases	5.7	7.7

	532.9	629.1
Less: current portion	(6.6)	(17.1)

	$526.3	$612.0

At June 30, 2018, the senior credit facilities consist of an initial $150.0 term loan (“Term Loan”), a $300.0 incremental term loan (“Incremental Term Loan”) and a $350.0 revolving credit facility (together, the “2017 Credit Facilities”). Additional details on the 2017 Credit Facilities are included in note 13 to the Annual Financial Statements.

2018 debt prepayments

In May 2018, the Company repaid $45.4 of its term loans, using proceeds from the divestiture of DeTeWe and settlement of the non-interest-bearing note received from the divestiture of the mobile business unit, both as further described in note 4. As a result, the Company expensed $0.9 of unamortized debt issue costs and unamortized original issue discount relating to the prepayments in the second quarter of 2018.

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

The 2017 Credit Facilities, as amended, contain affirmative and negative covenants, including: (a) periodic financial reporting requirements, (b) a maximum Leverage Ratio and a minimum Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense, both as defined in the credit facility) (c) limitations on the incurrence of subsidiary indebtedness and also the borrowers themselves, (d) limitations on liens, (e) limitations on investments, and (f) limitations on the payment of dividends and repurchases of shares. The Company was in compliance with these covenants at June 30, 2018. The maximum Leverage Ratio is as follows:

Fiscal Quarters Ending	Maximum Consolidated Leverage Ratio
March 31, 2017 through June 30, 2017	3.50
July 1, 2017 through June 30, 2018	4.25
July 1, 2018 through September 30, 2018	3.75
October 1, 2018 through December 31, 2018	3.50
January 1, 2019 and thereafter	3.25

The maximum Leverage Ratio and actual Leverage Ratio are as follows:

Period Ending	Maximum Leverage Ratio	Actual Leverage Ratio
March 31, 2017	3.50	1.17
June 30, 2017	3.50	1.32
September 30, 2017	4.25	3.52
December 31, 2017	4.25	3.53
March 31, 2018	4.25	3.00
June 30, 2018	4.25	2.47

The minimum Interest Coverage Ratio throughout the term of the credit facility is 3.00. The Interest Coverage Ratio at June 30, 2018 was 6.51.

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

12. PENSION PLANS

The Company and its subsidiaries maintain defined contribution pension plans that cover a significant number of employees. In addition, the Company maintains defined benefit pension plans primarily in the U.K., France and Germany as well as a multiple-employer defined benefit pension plan in Switzerland. At June 30, 2018, the net pension liability was $85.4 (December 31, 2017—$111.1). The decrease in net pension liability was primarily due to a decrease in the U.K. pension liability due to an updated pension valuation. At June 30, 2018, the U.K. pension valuation was updated for actual investment performance and certain changes in assumptions. The decrease in pension liability was primarily due to a decrease in the accrued benefit obligation resulting from an increase in the discount rate assumption since December 31, 2017. The discount rate was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

The Company’s net periodic benefit cost was as follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Defined contribution plans
Contribution expense	$3.1	$2.7	$6.7	$5.8
Defined benefit plans(1)
Current service cost	0.4	0.5	0.8	1.1
Interest cost	2.1	2.1	4.3	4.2
Expected return on plan assets	(2.6)	(2.3)	(5.2)	(4.5)
Recognized actuarial loss(2)	0.5	0.8	0.9	1.7

Total periodic benefit cost, net	$3.5	$3.8	$7.5	$8.3

(1)	Current service cost is recorded on the same line item as the relevant employee compensation cost on the consolidated statements of operations. Interest cost, expected return on plan assets and recognized actuarial loss are recorded in other income (expense) on the consolidated statements of operations.
(2)	Recognized actuarial loss represents the amortization of unrecognized actuarial loss out of accumulated other comprehensive loss into other income (expense).

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

Letters of Credit and Guarantees

Letters of credit, financial guarantees and other similar instruments are reviewed regularly, and the results of these reviews are considered in assessing the adequacy of the Company’s reserve for possible credit and guarantee losses. Letters of credit, bank guarantees and other similar instruments amounted to $5.7 as of June 30, 2018 (December 31, 2017 — $5.6). The estimated fair value of letters of credit, bank guarantees and similar instruments, which is equal to the fees paid to obtain the obligations, was not significant as of June 30, 2018 and December 31, 2017.

14. SHARE CAPITAL

Share Capital

At June 30, 2018 and December 31, 2017, the Company’s authorized capital stock consisted of an unlimited number of common shares and an unlimited number of preferred shares. The holders of common shares are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors.

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

In March 2018, the Toronto Stock Exchange accepted Mitel’s Notice of Intention to Make a Normal Course Issuer Bid (the “2018 Notice”). Pursuant to the 2018 Notice, Mitel may purchase up to 6.0 million Mitel common shares, representing approximately 5% of its public float at the time of the notice (the “2018 Buyback Program”). The 2018 Buyback Program commenced on March 9, 2018 and will terminate on or before March 8, 2019. Mitel may purchase its common shares, from time to time, if it believes that the market price of its common shares is attractive and that the purchase would be an appropriate use of corporate funds and in the best interests of the Company. Common shares purchased pursuant to the 2018 Buyback Program will be cancelled. No common shares have been repurchased under the 2018 Buyback Program.

For the three and six months ended June 30, 2018, Mitel did not repurchase any of its common shares. For the three and six months ended June 30, 2017, Mitel repurchased and cancelled 4.8 million and 4.9 million common shares, respectively, at a total cost of $34.9 and $35.7, respectively.

Stock Options

Following is a summary of the Company’s stock option activity (in millions, except per option amounts):

	2018			2017
	Number of Options		Weighted Average Exercise Price per Option	Number of Options	Weighted Average Exercise Price per Option
Outstanding options:
Balance, beginning of first quarter	4.5		$7.41	8.3	$7.01
Granted	—		—	— (1)	$6.59
Exercised	(0.2)		$5.44	(0.3)	$4.07
Forfeited	—	(1)	$9.56	(0.3)	$8.31
Expired	(0.1)		$9.43	— (1)	$8.98

Balance, end of first quarter	4.2		$7.47	7.7	$7.03

Granted	—		—	0.1	$6.47
Exercised	(0.3)		$6.77	(0.3)	$4.10
Forfeited	—	(1)	$7.07	— (1)	$8.68
Expired	—	(1)	$9.43	(0.6)	$9.01

Balance, end of second quarter	3.9		$7.51	6.9	$6.96

Number of options exercisable, June 30,	3.3		$7.46	5.4	$6.65

(1)	Number of options is less than 0.1 for the period.

Restricted Stock Units

In the three and six months ended June 30, 2018, 0.2 million and 2.8 million restricted stock units (“RSUs”) were granted, respectively, nil and 0.9 million RSUs vested, respectively and 0.3 million and 0.5 million RSUs were forfeited, respectively (three and six months ended June 30, 2017 — 0.2 million and 1.6 million granted, respectively, 0.1 million and 0.7 million vested, respectively, and 0.1 million and 0.4 million forfeited). At June 30, 2018, 5.6 million RSUs were outstanding (December 31, 2017 – 4.2 million).

Performance Share Units

In the three and six months ended June 30, 2018, the Company granted nil and 0.6 million performance share units (“PSUs”), respectively (three and six months ended June 30, 2017 – nil and 0.4 million, respectively). PSUs are convertible into common stock to the extent that the performance target is met. The performance target for PSUs is a cumulative annual growth rate (“CAGR”) of Mitel stock traded on the NASDAQ stock exchange over the term of the PSU. For the 2017 PSU grants, if the CAGR is less than 10%, then the PSUs do not vest. If the CAGR is greater than 25%, the PSUs vest at a ratio of 2 common stock for each PSU. For CAGRs from 10% to 25%, the PSUs vest at ratio of between 0.5 and 2.0 common stocks for each PSU, depending on the CAGR. For the 2018 PSU grants, if the CAGR is less than 7.5%, then the PSUs do not vest. If the CAGR is greater than 15%, the PSUs vest at a ratio of 2 common stock for each PSU. For CAGRs from 7.5% to 15%, the PSUs vest at ratio of between 0.5 and 2.0 common stocks for each PSU, depending on the CAGR.

PSUs have a term of three years. At June 30, 2018, 1.0 million PSUs were outstanding (December 31, 2017 – 0.4 million).

The number of stock-based awards available for grant under the Company’s 2017 Equity Incentive Plan at June 30, 2018 was 4.9 million (December 31, 2017—7.9 million).

15. WARRANTS

The following table outlines the carrying value of warrants outstanding:

	June 30, 2018	December 31, 2017
Warrants issued in connection with government funding(1)	$20.5	$39.1

(1)	At June 30, 2018, there were 1.3 million warrants outstanding that were issued in connection with government funding (December 31, 2017—2.5 million). The warrants have an exercise price of nil, are exercisable at any time at the option of the holder and have no expiry date. In April 2018, 1.2 million warrants were exercised for proceeds of nil. As a result, in the second quarter of 2018, a pro-rata share of the carrying value of the warrants was reclassified to common share capital.

16. WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

The following table sets forth the basic and diluted weighted average common shares outstanding as required for earnings per share calculations as disclosed on the consolidated statements of operations:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Weighted average common shares outstanding, basic	122.1	121.7	121.3	121.9
Dilutive effect of stock options	1.0	—	—	—
Dilutive effect of RSUs	1.8	—	—	—
Dilutive effect of warrants	1.7	—	—	—

Weighted average common shares outstanding, diluted	126.6	121.7	121.3	121.9

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on the terms of the securities:

	Three months ended June 30		Six months ended June 30
(Average number outstanding, in millions)	2018	2017	2018	2017
Stock options	0.1	3.9	1.5	4.3
RSUs	0.1	0.5	0.2	1.2

The following securities have been excluded from the diluted weighted average common shares outstanding because they were anti-dilutive based on having a net loss attributable to common shareholders from continuing operations for the period:

	Three months ended June 30		Six months ended June 30
(Average number outstanding, in millions)	2018	2017	2018	2017
Stock options	—	3.0	2.6	3.1
RSUs	—	3.1	5.6	2.5
Warrants	—	2.5	2.1	2.5

Additionally, for the three and six months ended June 30, 2018, 1.0 million and 1.0 million PSUs, respectively (three and six months ended June 30, 2017 – 0.4 million and 0.4 million, respectively), which could potentially dilute earnings per share in the future, were also excluded from the above tables since they were contingently issuable and the conditions for issuance had not been met by the end of the period.

17. RESTRUCTURING, INTEGRATION AND ACQUISITION-RELATED COSTS

Restructuring, integration and acquisition-related costs of $14.0 were recorded in the three months ended June 30, 2018. The costs consisted of $3.3 of employee-related charges, $1.5 of facility-reduction related charges and $9.2 of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 50 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred for potential acquisitions as well as costs related to the Arrangement Agreement, as described in note 22.

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

Restructuring, integration and acquisition-related costs of $9.9 were recorded in the three months ended June 30, 2017. The costs consisted of $7.8 of employee-related charges, $0.2 of facility-reduction related charges, $1.9 of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 125 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred.

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

At June 30, 2018, the workforce reduction liability of $9.8 and the current portion of the lease termination obligation liability of $2.6 are included in accounts payable and accrued liabilities, with the remaining non-current portion of the lease termination obligation liability of $1.4 included in other non-current liabilities.

The following table summarizes the change in provision:

Description	Workforce Reduction	Facility-Reduction Related, Including Lease Termination Obligations	Total
Balance of provision as of December 31, 2016	$8.7	$4.5	$13.2

Charges	2.7	0.1	2.8
Cash payments	(3.8)	(0.5)	(4.3)

Balance of provision as of March 31, 2017	$7.6	$4.1	$11.7

Charges	7.8	0.2	8.0
Cash payments	(7.6)	(0.3)	(7.9)

Balance of provision as of June 30, 2017	$7.8	$4.0	$11.8

Charges	17.2	0.2	17.4
Cash payments	(10.6)	(0.2)	(10.8)

Balance of provision as of September 30, 2017	$14.4	$4.0	$18.4

Charges	18.7	0.8	19.5
Cash payments	(13.6)	(0.7)	(14.3)

Balance of provision as of December 31, 2017	$19.5	$4.1	$23.6

Charges	4.1	1.4	5.5
Cash payments	(6.6)	(1.1)	(7.7)

Balance of provision as of March 31, 2018	$17.0	$4.4	$21.4

Charges	3.3	1.5	4.8
Cash payments	(10.5)	(1.9)	(12.4)

Balance of provision as of June 30, 2018	$9.8	$4.0	$13.8

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

The following table presents product, service and cloud recurring revenues and gross margin for the Company’s operating segment:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Revenues
On-Site – Product	$168.1	$146.2	$324.8	$278.9
On-Site – Services	88.3	69.8	178.8	138.0

Total On-Site revenues	256.4	216.0	503.6	416.9
Cloud – Recurring	69.8	22.6	137.9	44.8
Purchase accounting adjustments(1)	(1.5)	—	(3.0)	—

Total revenues	$324.7	$238.6	$638.5	$461.7

Gross margin
On-Site – Product	$103.1	$81.7	$193.8	$154.9
On-Site – Services	45.5	32.8	91.6	63.6

Total On-Site gross margin	148.6	114.5	285.4	218.5
Cloud – Recurring	46.4	12.9	91.2	25.8
Purchase accounting adjustments(1)	(1.5)	—	(3.0)	—

Total gross margin	$193.5	$127.4	$373.6	$244.3

(1)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet of the acquired company at an amount that is generally lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it adversely impacts the Company’s revenue in the reporting periods following the acquisition. As a result, the Company’s chief operating decision maker reviews and evaluates this segment measure of revenue separately from the On-Site and Cloud segments.

Geographic information

The Company reports revenues by geographic location as follows:

•	Americas, consisting of the continents of North America and South America;

•	EMEA, consisting of the continent of Europe, including Russia, as well as the Middle East and Africa; and

•	Asia-Pacific, consisting of the continent of Asia and the Pacific region, including Australia and New Zealand.

Revenues from external customers are attributed to the following geographic locations based on location of the customers.

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Canada	$7.1	$6.9	$14.2	$14.7
United States	187.5	104.6	363.3	199.6
Rest of Americas	2.2	2.2	4.7	5.4

Americas	196.8	113.7	382.2	219.7

Germany	20.6	24.7	46.0	45.9
U.K.	27.6	22.1	52.8	45.5
Rest of EMEA	69.5	69.6	138.0	134.9

EMEA	117.7	116.4	236.8	226.3

Asia-Pacific	10.2	8.5	19.5	15.7

	$324.7	$238.6	$638.5	$461.7

19. SUPPLEMENTARY CASH FLOW INFORMATION

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Changes in non-cash operating assets and liabilities:
Accounts receivable and sales-type lease receivables	$(1.4)	$(20.3)	$34.5	$50.2
Inventories	2.2	(4.6)	(0.3)	(7.1)
Other current assets	1.9	(0.2)	(3.9)	(2.7)
Other non-current assets	1.3	(0.9)	3.5	(1.1)
Accounts payable and accrued liabilities	(5.7)	7.5	(20.8)	(40.3)
Deferred revenue	1.7	(3.1)	(2.2)	1.1
Other non-current liabilities	(1.7)	(0.6)	(2.9)	(1.3)
Change in pension liability	(1.9)	(1.0)	(3.1)	(2.8)

	$(3.6)	$(23.2)	$4.8	$(4.0)

Other items:
Interest payments	$8.5	$1.6	$19.8	$12.8
Income tax payments	$2.8	$2.1	$4.0	$4.4
Property and equipment additions financed through capital lease	$—	$—	$—	$0.8

Cash, cash equivalents and restricted cash at June 30, 2018 consisted of cash of $37.9 (December 31, 2017—$42.3), cash equivalents of $1.1 (December 31, 2017—$1.0) and restricted cash of $1.4 (December 31, 2017—$1.6), which includes cash of nil classified as assets held for sale on the consolidated balance sheet (December 31, 2017—$2.4).

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

Fair value hedging

At June 30, 2018, to hedge the fair value of certain assets and liabilities, the Company held forward contracts to buy Canadian dollars and U.S. dollars at fixed rates on a notional amount of $8.6 and $71.2 U.S. dollars, respectively and to sell Euros, Swiss francs and British pounds at fixed rates on a notional amount of $35.0, $15.2 and $29.6 U.S. dollars, respectively. At June 30, 2018, the Company had a net unrealized gain on fair value adjustments on the outstanding forward contracts used for fair value hedging of $0.8.

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

The Company is still analyzing certain aspects of the Act, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Further adjustments, if any, will be recorded by the Company during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The Act provides that the measurement period must be completed by December 22, 2018. No measurement period adjustments have been recognized during the first six months of 2018.

22. SUBSEQUENT EVENT

On April 23, 2018, Mitel entered into a definitive agreement (the “Arrangement Agreement”) to be acquired by affiliates of Searchlight Capital Partners, L.P. Under the terms of the Arrangement Agreement, to be completed pursuant to a plan of arrangement (the “Arrangement”) under the Canada Business Corporations Act, upon completion Mitel shareholders will receive $11.15 per common share in cash. On July 10, 2018, Mitel shareholders voted in favor of the arrangement.

The transaction is expected to close during the second half of 2018, subject to customary closing conditions, including receipt of regulatory approvals.

The foregoing description of the Arrangement Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Arrangement Agreement, which has been filed with the SEC as an exhibit to a Report on Form 8-K on April 24, 2018 and Mitel’s proxy statement filed with SEC on June 8, 2018.

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

Certain information contained in this Report, including information regarding future financial results, performance and plans, expectations, and objectives of management, constitutes forward-looking information within the meaning of Canadian securities laws and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer to all of these as forward-looking statements. Statements that include the words “may,” “will,” “should,” “could,” “target,” “outlook,” “estimate”, “continue,” “expect,” “intend,” “plan,” “predict,” “potential,” “believe,” “project,” “anticipate” and similar statements of a forward-looking nature, or the negatives of those statements, identify forward-looking statements. There is no guarantee that the expected events or expected results will actually occur. In particular, this Report contains forward-looking statements pertaining to, among other matters: the ability to obtain required regulatory approvals for the Arrangement, the timing of obtaining such approvals and the risk that such approvals may not be obtained in a timely manner or at all, and the risk that such approvals may be obtained on conditions that are not anticipated; the risk that the conditions to the Arrangement are not satisfied on a timely basis or at all and the failure of the transaction to close for any other reason; the ability to achieve the expected benefits of the transaction; the inherent uncertainty associated with financial or other projections; the integration of Mitel and ShoreTel and the ability to recognize the anticipated benefits from the acquisition of ShoreTel; the anticipated size of the markets and continued demand for our products and services; the impact of competitive products and pricing and disruption to the combined business that could result from the acquisition of ShoreTel; access to available financing on a timely basis and on reasonable terms; our ability to achieve or sustain profitability in the future; fluctuations in quarterly and annual revenues and operating results; fluctuations in foreign exchange rates; current and ongoing global economic instability, political unrest and related sanctions; intense competition; our reliance on channel partners for a significant component of our sales; our dependence upon a small number of outside contract manufacturers to manufacture our products; and, our ability to successfully implement and achieve our business strategies, including our growth of the company through acquisitions and the integration of recently acquired businesses and realization of synergies, including the acquisition of ShoreTel. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, assumptions and other factors that could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

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

Our revenues are generated through the sale of unified communications and collaboration (“UCC”) solutions. Our solutions generally include a communications platform (On-Site, cloud-based or a hybrid), phones, unified communications and collaboration (“UCC”) applications (including contact center applications) as well as various value-added services. Our On-Site solutions are generally sold for a fixed upfront fee, with recurring revenues being driven by services such as software maintenance. Our cloud-based solutions are sold under a recurring billing model, where the customer pays a fixed monthly fee, generally under an initial three-year contract.

Significant Events and Recent Developments – 2018

Mitel Enters into Definitive Arrangement Agreement to be Acquired by Affiliates of Searchlight Capital Partners

On April 23, 2018, Mitel entered into a definitive agreement to be acquired by affiliates of Searchlight Capital Partners, L.P. Under the terms of the Arrangement Agreement, to be completed pursuant to a plan of arrangement under the Canada Business Corporations Act, upon completion Mitel shareholders will receive $11.15 per common share in cash. On July 10, 2018, Mitel shareholders voted in favor of the arrangement.

The transaction is expected to close during the second half of 2018, subject to customary closing conditions, including receipt of regulatory approvals.

Further details of the Arrangement are included in note 22 to the Interim Financial Statements. The foregoing description of the Arrangement Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Arrangement Agreement, which has been filed with the SEC as an exhibit to a Report on Form 8-K on April 24, 2018 and Mitel’s proxy statement filed with the SEC on June 8, 2018.

Mitel receives $25.0 million of proceeds from settlement of note

On February 28, 2017 we completed the sale of our Mobile business unit for $351.1 million of cash proceeds, received February 2017, proceeds from net working capital adjustments of $16.6 million, received in May 2017, a non-interest-bearing note with a face value of $35.0 million and a term of up to 10 years, and an equity interest in the entity formed to acquire the Mobile business, as further described in note 4 to the Annual Financial Statements. The disposal of our Mobile business unit was considered a strategic shift away from the sale of software-based network solutions for mobile carriers. As a result, the operations of the Mobile business unit have been classified as discontinued operations on the consolidated statements of operations. Additional details on the divestiture, including summarized results of operations for the Mobile business unit up to the time of sale, are included in note 4 to the Annual Financial Statements.

In May 2018, Mitel agreed to settle the non-interest-bearing note with a face value of $35.0 million and a term of up to 10 years for $25.0 million. At the time of settlement, the note was recorded as a held to maturity investment with a book value of $10.2 million. As a result, we recorded a gain on the disposition of $14.8 million in the second quarter of 2018, which was recorded as a gain on divestiture in the consolidated statement of operations. The transaction is further described in note 4 to the Interim Financial Statements.

Mitel divests its German systems integration business

On March 22, 2018, we announced a definitive agreement to sell DeTeWe Communications GmbH (“DeTeWe”), our German systems integration business for net proceeds of $17.4 million. The sale was completed on April 30, 2018. We received proceeds of $17.4 million at closing and recorded a gain on sale of $4.3 million in the second quarter of 2018. For the year-ended December 31, 2017, DeTeWe recorded revenues of approximately $70.0 million, while operating income was not material. The assets and liabilities of DeTeWe have been reclassified as assets and liabilities held for sale on the consolidated balance sheets while the operations have not been reclassified as discontinued operations as the divestiture is not considered a strategic shift that will have a major effect on our operations. The divestiture is further described in note 4 to the Interim Financial Statements.

May 2018 debt prepayments

In May 2018, the Company prepaid $45.4 million of its term loans, using proceeds from the divestiture of DeTeWe and settlement of the non-interest-bearing note received from the divestiture of the mobile business unit, as described above. As a result, the Company expensed $0.9 million of unamortized debt issue costs and unamortized original issue discount relating to the prepayments in the second quarter of 2018.

Mitel renews share buyback program

On March 9, 2018, the Company implemented a common share buyback program by filing a Notice of Intention to Make a Normal Course Issuer Bid (the “2018 Notice”) with the TSX. Pursuant to the 2018 Notice, Mitel may purchase up to 6.0 million Mitel common shares, representing approximately 5% of its public float, over a one-year period. At June 30, 2018, the Company had not repurchased shares under the 2018 Notice.

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

Operating Results

Total revenue for the three months ended June 30, 2018 was $324.7 million compared to $238.6 million for the three months ended June 30, 2017. The increase in revenues is due primarily to the acquisition of ShoreTel in September 2017. Including the results of ShoreTel on a proforma basis, revenues decreased by $9.0 million from $333.7 million to $324.7 million. The decrease in revenues is due primarily to lower On-Site product and service revenues due to the divestiture of our German systems integration business on April 30, 2018, as described above, as well as the effect of customers moving to the cloud. This was offset by growth in cloud recurring revenues as well as the effect of favorable changes in foreign exchange rates. Our operating income for the three months ended June 30, 2018 was $3.1 million compared to operating income of $1.5 million for the three months ended June 30, 2017. The higher operating income was largely driven by cost reduction programs enacted in the last twelve months as well as higher operating income from the acquisition of ShoreTel in September 2017, which offset higher amortization of acquired intangible assets due to the acquisition of ShoreTel.

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

The results of operations from acquisitions are included in our results from operations from the date of acquisition. We have also incurred various costs related to acquisitions and the integration of those acquisitions, which have been recorded in restructuring, integration and acquisition-related costs. In addition, the results of our German systems integration business, which was divested on April 30, 2018 as described in note 4 to the Interim Financial Statements, were not reclassified as discontinued operations and are therefore included in our results of operations up to the date of the divestiture.

Selected Consolidated Financial Data

The following table sets forth our comparative results of operations, both in dollars and as a percentage of total revenues:

	Three Months Ended June 30,				Change
	2018		2017
	Amounts	% of Revenues	Amounts	% of Revenues	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$324.7	100.0%	$238.6	100.0%	$86.1	36.1
Cost of revenues	131.2	40.4%	111.2	46.6%	20.0	18.0

Gross margin	193.5	59.6%	127.4	53.4%	66.1	51.9

Selling, general and administrative	111.2	34.2%	84.9	35.6%	26.3	31.0
Research and development	38.1	11.7%	22.5	9.4%	15.6	69.3
Restructuring, integration and acquisition-related costs	14.0	4.3%	9.9	4.1%	4.1	41.4
Amortization of acquisition-related intangible assets	27.1	8.3%	8.6	3.6%	18.5		*

	190.4	58.6%	125.9	52.8%	64.5	51.2

Operating income	3.1	1.0%	1.5	0.6%	1.6		*
Interest expense	(9.1)	(2.8)%	(2.5)	(1.0)%	(6.6)		*
Debt retirement and other debt costs	(0.9)	(0.3)%	—	—	(0.9)		*
Gains on divestitures	19.1	5.9%	—	—	19.1		*
Other income (expense), net	3.3	1.0%	(1.1)	(0.5)%	4.4		*
Income tax recovery (expense)	(0.1)	—	2.0	0.8%	(2.1)		*

Net income (loss)	$15.4	4.7%	$(0.1)	—	$15.5		*

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA	$59.2	18.2%	$29.0	12.2%	$30.2		*

Net loss per common share — Basic
Net loss per share from continuing operations	$0.13		$—
Net loss per share from discontinued operations	$—		$—
Net loss per common share	$0.13		$—
Net loss per common share —Diluted
Net loss per share from continuing operations	$0.12		$—
Net loss per share from discontinued operations	$—		$—
Net loss per common share	$0.12		$—

*	The comparison is not meaningful.

	Six Months Ended June 30,				Change
	2018		2017
	Amounts	% of Revenues	Amounts	% of Revenues	Amount	%
	(in millions, except percentages and per share amounts)
Revenues	$638.5	100.0%	$461.7	100.0%	$176.8	38.3
Cost of revenues	264.9	41.5%	217.4	47.1%	47.5	21.8

Gross margin	373.6	58.5%	244.3	52.9%	129.3	52.9

Selling, general and administrative	227.1	35.6%	165.3	35.8%	61.8	37.4
Research and development	74.7	11.7%	45.3	9.8%	29.4	64.9
Restructuring, integration and acquisition-related costs	22.0	3.4%	20.7	4.5%	1.3	6.3
Amortization of acquisition-related intangible assets	54.4	8.5%	17.2	3.7%	37.2		*

	378.2	59.2%	248.5	53.8%	129.7	52.2

Operating loss	(4.6)	(0.7)%	(4.2)	(0.9)%	(0.4)	9.5
Interest expense	(18.7)	(2.9)%	(5.7)	(1.2)%	(13.0)		*
Debt retirement and other debt costs	(0.9)	(0.1)%	(18.0)	(3.9)%	17.1		*
Gains on divestitures	19.1	3.0%	—	—	19.1		*
Other income (expense), net	3.8	0.6%	(1.3)	(0.3)%	5.1		*
Income tax recovery (expense)	(4.3)	(0.7)%	9.4	2.0%	(13.7)		*

Net loss from continuing operations	(5.6)	(0.9)%	(19.8)	(4.3)%	14.2		*
Net loss from discontinued operations, net of income tax	—	—	(1.4)	(0.3)%	1.4		*

Net loss	$(5.6)	(0.9)%	$(21.2)	(4.6)%	$15.6		*

Adjusted EBITDA (a non-GAAP measure)
Adjusted EBITDA from continuing operations	$99.9	15.6%	$50.0	10.8%	$49.9	99.8
Adjusted EBITDA from discontinued operations	—	—	(12.2)	(2.6)%	12.2		*

Adjusted EBITDA	$99.9	15.6%	$37.8	8.2%	$62.1		*

Net loss per common share — Basic and Diluted
Net loss per share from continuing operations	$(0.05)		$(0.16)
Net loss per share from discontinued operations	—		$(0.01)
Net loss per common share	$(0.05)		$(0.17)

*	The comparison is not meaningful.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income (loss)	$15.4	$(0.1)	$(5.6)	$(21.2)
Net loss from discontinued operations	—	—	—	1.4

Net income (loss) from continuing operations	15.4	(0.1)	(5.6)	(19.8)
Adjustments:
Interest expense	9.1	2.5	18.7	5.7
Income tax expense (recovery)	0.1	(2.0)	4.3	(9.4)
Amortization and depreciation	34.2	13.1	68.6	25.9
Foreign exchange loss (gain)	(2.8)	1.6	(2.7)	1.6
Special charges and restructuring costs	14.0	9.9	22.0	20.7
Stock-based compensation	6.1	4.4	10.3	7.7
Debt retirement and other debt costs	0.9	—	0.9	18.0
Gains on divestitures	(19.1)	—	(19.1)	—
Purchase accounting adjustments and other(2)	1.3	(0.4)	2.5	(0.4)

Adjusted EBITDA from continuing operations	59.2	29.0	99.9	50.0
Adjusted EBITDA from discontinued operations (1)	—	—	—	(12.2)

Adjusted EBITDA	$59.2	$29.0	$99.9	$37.8

(1)	The reconciliation of net loss from discontinued operations to Adjusted EBITDA from discontinued operations for the six months ended June 30, 2017 consists of interest expense of $3.7 million, income tax recovery of $6.6 million and a gain on disposal of $7.9 million.
(2)	In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions is recorded on the opening balance sheet at an amount that is generally lower than the historical carrying value. Although this purchase accounting requirement has no impact on the Company’s business or cash flow, it impacts the Company’s reported GAAP revenue in the reporting periods following the acquisition. In order to provide investors with financial information that facilitates comparison of results, the Company provides non-GAAP financial measures which exclude the impact of the purchase accounting adjustments. The Company believes that this non-GAAP financial adjustment is useful to investors because it allows investors to compare reports of financial results of the Company as the revenue reductions related to acquired contracts will not recur when similar software maintenance and service contracts are recorded in future periods.

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

Results of Operations

Revenues

The following table sets forth revenues in dollars and as a percentage of total revenues:

	Three months ended June 30,
	2018		2017		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
On-Site – Product	$168.1	51.8%	$146.2	61.3%	$21.9	15.0
On-Site – Services	88.3	27.2%	69.8	29.3%	18.5	26.5

Total On-Site revenues	256.4	79.0%	216.0	90.5%	40.4	18.7
Cloud – Recurring	69.8	21.5%	22.6	9.5%	47.2	208.8
Purchase accounting adjustments	(1.5)	(0.5)%	—	—	(1.5)	*

	$324.7	100.0%	238.6	100.0%	$86.1	36.1

*	The comparison is not meaningful.

	Six months ended June 30,
	2018		2017		Change
	Revenues	% of Revenues	Revenues	% of Revenues	Amount	%
	(in millions, except percentages)
On-Site – Product	$324.8	50.9%	$278.9	60.4%	$45.9	16.5
On-Site – Services	178.8	28.0%	138.0	29.9%	40.8	29.6

Total On-Site revenues	503.6	78.9%	416.9	90.3%	86.7	20.8
Cloud – Recurring	137.9	21.6%	44.8	9.7%	93.1	207.8
Purchase accounting adjustments	(3.0)	(0.5)%	—	—	(3.0)	*

	$638.5	100.0%	461.7	100.0%	$176.8	38.3

*	The comparison is not meaningful.

Revenues increased primarily as the result of the acquisition of ShoreTel in September 2017. Including the results of ShoreTel on a proforma basis for the three and six months ended June 30, 2017, revenues decreased by $9.0 million, or 2.7%, and $5.4 million, or 0.8%, respectively, primarily due to lower product and service revenues due to the divestiture of our German systems integration business on April 30, 2018, as described under “Significant Events and Recent Developments”, above, as well as the effect of customers moving to the cloud. This was partially offset by higher Cloud recurring revenues and favorable changes in foreign exchange rates.

In the three and six months ended June 30, 2018 when compared to the same periods of 2017, there was a general strengthening of foreign currencies, when compared against the U.S. dollar. In particular, the Euro was stronger against the U.S. dollar by an average of 10.0% and 12.6%, respectively and the British pound sterling was stronger by an average of 7.9% and 9.6%, respectively. We estimate that for the three and six months ended June 30, 2018, the change in foreign exchange rates accounted for an absolute 2.0% and 3.4% increase of revenues, respectively, when compared to the same periods of 2017. Excluding the effect of foreign exchange, revenues for the three and six months ended June 30, 2018 declined approximately 4.7% and 4.2%, respectively, compared to the prior year periods on a proforma basis.

On-Site Segment

For the three months ended June 30, 2018, total On-Site revenues increased by $40.4 million, or 18.7%, due to the acquisition of ShoreTel. Including the results of ShoreTel on a proforma basis for the comparative 2017 period, total On-Site revenues decreased by $18.6 million, or 6.7%. On a proforma basis, On-Site segment product revenues decreased by $14.7 million, or 8.0%, due to the divestiture of the German systems integration business in April 2018, as well as customers migrating to a cloud recurring model, partially offset by favorable movements in foreign exchange rates. On a proforma basis, On-Site segment services revenues decreased by $3.9 million, or 4.2%, due to the divestiture of the German systems integration business in April 2018, which was partially offset by growth in software maintenance and other service revenues.

For the six months ended June 30, 2018, total On-Site revenues increased by $86.7 million, or 20.8%, due to the acquisition of ShoreTel. Including the results of ShoreTel on a proforma basis for the comparative 2017 period, total On-Site revenues decreased by $24.5 million, or 4.6%. On a proforma basis, On-Site segment product revenues decreased by $21.2 million, or 6.1% and On-Site segment services revenues decreased by $3.3 million, or 1.8% driven by the same factors as for the three-month period.

Cloud segment

For the three and six months ended June 30, 2018, Cloud segment recurring revenues increased by $47.2 million and $93.1 million, respectively, largely due to the acquisition of ShoreTel. Including the results of ShoreTel on a proforma basis, Cloud segment recurring revenues for the three and six months ended June 30, 2018 increased by $10.5 million, or 17.7% and $20.9 million, or 17.9%, respectively, due to the acquisition of new customers.

Purchase accounting adjustments

Purchase accounting adjustments result in a reduction in revenue and are presented separately to reflect the nature of the adjustment. In accordance with the fair value provisions applicable to the accounting for business combinations, acquired deferred revenue relating to acquisitions was recorded on the opening balance sheet at an amount that was lower than the historical carrying value. The purchase accounting adjustment reflects the revenue that would have otherwise been recognized had the contract been recorded at the historical carrying value as the revenue reductions related to acquired contracts will not recur when similar software maintenance and service contracts are recorded in future periods. Although the purchase accounting adjustments have no impact on the Company’s business or cash flow, they adversely impact the Company’s reported GAAP revenue in the reporting periods following the acquisition. Purchase accounting adjustments for the three and six months ended June 30, 2018 relate to the September 2017 acquisition of ShoreTel.

Gross Margin

The following table sets forth gross margin, both in dollars and as a percentage of revenues:

	Three months ended June 30,
	2018		2017		Change
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
		(in millions, except percentages)
On-Site – Product	$103.1	61.3%	$81.7	55.9%	$21.4	5.4
On-Site – Services	45.5	51.5%	32.8	47.0%	12.7	4.5

Total On-Site gross margin	148.6	58.0%	114.5	53.0%	34.1	5.0
Cloud – Recurring	46.4	66.5%	12.9	57.1%	33.5	9.4
Purchase accounting adjustments	(1.5)	100.0%	—	—	(1.5)		*

	$193.5	59.6%	$127.4	53.4%	$66.1	6.2

*	The comparison is not meaningful.

	Six months ended June 30,
	2018		2017		Change
	Gross Margin	% of Revenues	Gross Margin	% of Revenues	Amount	Absolute %
		(in millions, except percentages)
On-Site – Product	$193.8	59.7%	$154.9	55.5%	$38.9	4.2
On-Site – Services	91.6	51.2%	63.6	46.1%	28.0	5.1

Total On-Site gross margin	285.4	56.7%	218.5	52.4%	66.9	4.3
Cloud – Recurring	91.2	66.1%	25.8	57.6%	65.4	8.5
Purchase accounting adjustments	(3.0)	100.0%	—	—	(3.0)		*

	$373.6	58.5%	$244.3	52.9%	$129.3	5.6

*	The comparison is not meaningful.

In the three and six months ended June 30, 2018, overall gross margin percentage increased by an absolute 6.2% to 59.6% and increased by an absolute 5.6% to 58.5%, respectively, when compared to same periods of 2017, due primarily to the acquisition of ShoreTel and favorable year over year foreign currency movements.

For the second quarter of 2018, On-Site segment gross margin percentage increased by an absolute 5.0% to 58.0% due to the acquisition of ShoreTel. Including the results of ShoreTel on a proforma basis for the second quarter of 2017, On-Site segment product gross margin percentage increased by an absolute 3.5% to 61.3% largely driven by favorable foreign exchange movement and the divestiture of the lower margin German systems integration business. On a proforma basis, On-Site segment services gross margin percentage decreased by an absolute 0.8% to 51.5% due to lower revenues, as certain costs of sales are fixed.

For the first six months of 2018, On-Site segment gross margin percentage increased by an absolute 4.3% to 56.7% due to the acquisition of ShoreTel. Including the results of ShoreTel on a proforma basis for the first six months of 2017, On-Site segment product gross margin percentage increased by an absolute 2.0% to 59.7% and On-Site segment service gross margin decreased by an absolute 0.4% to 51.2%, both largely driven by the same factors as for the three-month period.

For the second quarter of 2018, Cloud segment recurring gross margin percentage increased by an absolute 9.4% to 66.5%, and increased by absolute 1.6% on a proforma basis. For the first six months of 2018, Cloud segment recurring gross margin percentage increased by an absolute 8.5% to 66.1%, and increased by absolute 0.8% on a proforma basis. On a proforma basis, the gross margin percentage increases were largely due to higher revenues as certain costs of sales are fixed.

Operating Expenses

Selling, General and Administrative (“SG&A”)

SG&A expenses decreased to 34.2% of revenues in the second quarter of 2018 from 35.6% in the second quarter of 2017, an increase of $26.3 million in absolute dollars, due to the acquisition of ShoreTel. Our SG&A expenses for the second quarter of 2018 included $6.1 million (second quarter of 2017—$4.4 million) of stock-based compensation expense. Including the results of ShoreTel on a proforma basis for the second quarter of 2017, SG&A expenses decreased to 34.2% of revenues from 38.5% in the second quarter of 2017, an absolute decrease of $17.2 million as realized savings from restructuring activities and synergy actions undertaken in the last twelve months were partially offset by the effect of higher exchange rates during the period, and by additional investments to support cloud growth initiatives.

SG&A expenses decreased to 35.6% of revenues in the first six months of 2018 from 35.8% in the first six months of 2017, an increase of $61.8 million in absolute dollars, due to the acquisition of ShoreTel. Our SG&A expenses for the first six months of 2018 included $10.3 million (first six months of 2017—$7.7 million) of stock-based compensation expense. Including the results of ShoreTel on a proforma basis for the first six months of 2017, SG&A expenses decreased to 35.6% of revenues from 39.2% in the first six months of 2017, an absolute decrease of $25.2 million, driven by the same factors as for the second quarter.

We continue to monitor our cost base closely in an effort to keep our future operating expenditures in line with future revenue levels. SG&A expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved in future years.

Research and Development (“R&D”)

R&D expenses in the second quarter of 2018 increased to 11.7% of revenues compared to 9.4% of revenues for the second quarter of 2017, an increase of $15.6 million in absolute dollars, due to the acquisition of ShoreTel. Including the results of ShoreTel on a proforma basis for the second quarter of 2017, R&D expenses decreased to 11.7% of revenues from 12.3% in the second quarter of 2017, a decrease of $2.9 million as realized savings from restructuring activities and synergy actions undertaken in the last twelve months were partially offset by the effect of higher exchange rates during the period, and additional investments to support cloud growth initiatives.

R&D expenses in the first six months of 2018 increased to 11.7% of revenues compared to 9.8% of revenues for the first six months of 2017, an increase of $29.4 million in absolute dollars, due to the acquisition of ShoreTel. Including the results of ShoreTel on a proforma basis for the first six months of 2017, R&D expenses decreased to 11.7% of revenues from 12.8% in the first six months of 2017, a decrease of $7.6 million driven by the same factors as for the second quarter.

Our R&D expenses in absolute dollars can fluctuate depending on the timing and number of development initiatives in any given period. R&D expenses as a percentage of revenues is highly dependent on revenue levels and could vary significantly depending on actual revenues achieved.

Restructuring, Integration and Acquisition-related costs

We recorded restructuring, integration and acquisition-related costs of $14.0 million in the second quarter of 2018. The costs consisted of $3.3 million of employee-related charges, $1.5 million of facility-reduction related charges and $9.2 million of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 50 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred for potential acquisitions as well as costs related to the Arrangement Agreement, as described in note 22 to the Interim Financial Statements.

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

We recorded restructuring, integration and acquisition-related costs of $9.9 million in the second quarter of 2017. The costs consisted of $7.8 million of employee-related charges, $0.2 million of facility-reduction related charges, $1.9 million of integration-related charges and acquisition-related charges. The employee-related charges consisted of termination and related costs in connection with headcount reductions of approximately 125 people, primarily in Europe and North America. Integration-related charges include professional fees and incidental costs relating to the integrations of acquisitions. Acquisition-related charges consist primarily of legal and advisory fees incurred.

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

Amortization of acquisition-related intangible assets

In the three and six months ended June 30, 2018, amortization of acquisition-related intangible assets increased to $27.1 million and $54.4 million, respectively, compared to $8.6 million and $17.2 million for the three and six months ended June 30, 2017. The increase is due primarily to acquired intangible assets relating to the acquisition of ShoreTel on September 25, 2017.

Operating Income (Loss)

We reported operating income of $3.1 million in the second quarter of 2018 compared to operating income of $1.5 million in the second quarter of 2017. The higher operating income was largely driven by higher operating income from the acquisition of ShoreTel in September 2017, which was partially offset by higher amortization of acquisition-related intangibles.

We reported an operating loss of $4.6 million in the first six months of 2018 compared to an operating loss of $4.2 million in the first six months of 2017. The change in operating loss was largely driven by the same factors as for the second quarter.

Non-Operating Expenses

Interest Expense

For the three and six months ended June 30, 2018, interest expense was $9.1 million and $18.7 million, respectively, compared to $2.5 million and $5.7 million in the three and six months ended June 30, 2017. The increase in interest expense was due to higher amounts outstanding on our credit agreement due to the September 2017 acquisition of ShoreTel, as described under “Significant Events and Recent Developments”, above.

Debt retirement costs

In the three and six months ended June 30, 2018, we recorded debt retirement costs of $0.9 million relating to the pro-rata write-off of unamortized debt issue costs and original issue discount as a result the May 2018 debt prepayments, as described under “Significant Events and Recent Developments”, above.

In the six months ended June 30, 2017, we recorded debt retirement costs of $18.0 million relating to the write-off of the unamortized debt issue costs and original issue discount of our prior credit facilities as a result the March 2017 refinancing, as described under “Significant Events and Recent Developments”, above.

Gains on divestitures

In the three and six months ended June 30, 2018, we recorded gains on divestitures of $19.1 million. In April 2018, we received proceeds of $17.4 million upon the sale of DeTeWe and recorded a gain on divestiture of $4.3 million, as described under “Significant Events and Recent Developments”, above.

In May 2018, we received $25.0 million of proceeds upon the settlement of a non-interest-bearing note, as described under “Significant Events and Recent Developments”, above. The note was recorded as a held to maturity investment with a book value of $10.2 million. As a result, we recorded a gain on the disposition of $14.8 million in the second quarter of 2018, which was recorded as a gain on divestiture in the consolidated statement of operations.

Income tax expense

For the three and six months ended June 30, 2018, we recorded a net income tax expense of $0.1 million and $4.3 million, respectively, compared to a recovery of $2.0 million and $9.4 million for the three and six months ended June 30, 2017. The tax expense for the three and six months ended June 30, 2018 and the tax recovery for the three and six months ended June 30, 2017 were driven by the expected effective tax rate for the year, as well as tax recoveries on certain non-recurring items primarily related to acquisition and integration activities and adjustments to valuation allowances.

Net Loss from Continuing Operations

Our net income from continuing operations for the three months ended June 30, 2018 was $15.4 million compared to a net loss from continuing operations of $0.1 million for the three months ended June 30, 2017. The higher net income from continuing operations was primarily due to the gains on divestitures, which offset higher interest expense, as described above.

Our net loss from continuing operations for the six months ended June 30, 2018 was $5.6 million compared to a net loss from continuing operations of $19.8 million for the six months ended June 30, 2017. The lower net loss from continuing operations was primarily due to the gains on divestitures, which offset higher interest expense and a lower tax recovery, as described above.

Net Loss from Discontinued Operations, net of income tax

In December 2016, Mitel entered into a definitive agreement to divest the Mobile business unit and, on February 28, 2017, the sale was completed (as discussed in “Significant Events and Recent Developments” above). As a result, the operations of the Mobile business unit have been reported on the consolidated statements of operations as discontinued operations, up to the time of sale. Further information on the divestiture is included in note 4 to the Interim Financial Statements and note 4 to the Annual Financial Statements.

Net Loss

Our net income for the second quarter of 2018 was $15.4 million compared to a net loss of $0.1 million in the second quarter of 2017. The higher net income was primarily due to the gains on divestitures, which offset higher interest expense, as described above.

Our net loss for the first six months of 2018 was $5.6 million compared to a net loss of $21.2 million for the first six months of 2017. The lower net loss was due to the lower net loss from continuing operations and lower loss from discontinued operations, as described above.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP measure, was $59.2 million for the three months ended June 30, 2018 compared to $29.0 million for the three months ended June 30, 2017, an increase of $30.2 million. Including the results of ShoreTel on a proforma basis for the second quarter of 2017, Adjusted EBITDA increased by $21.6 million to $59.2 million due primarily to lower operating costs from restructuring and synergy actions, and the favorable impact of foreign exchange rates on revenue and gross margin, as described above.

Adjusted EBITDA from continuing operations, a non-GAAP measure, was $99.9 million for the six months ended June 30, 2018 compared to $50.0 million for the six months ended June 30, 2017, an increase of $49.9 million. Including the results of ShoreTel on a proforma basis for the first six months of 2017, Adjusted EBITDA from continuing operations increased by $37.0 million to $99.9 million due primarily to lower operating costs from restructuring and synergy actions, and the favorable impact of foreign exchange rates on revenue and gross margin, as described above. Adjusted EBITDA from discontinued operations was ($12.2) million for the six months ended June 30, 2017 relating to the operations of our Mobile business unit up to the time of sale, as described above. Adjusted EBITDA was $99.9 million for the six months ended June 30, 2018 compared to $37.8 million for the six months ended June 30, 2017, an increase of $62.1 million. The increase was driven primarily by the higher Adjusted EBITDA from continuing operations and the negative Adjusted EBITDA from discontinued operations in the six months ended June 30, 2017.

For a definition and explanation of Adjusted EBITDA and why we believe it is useful in evaluating our financial condition, as well as a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure net income, see “Selected Consolidated Financial Data – Adjusted EBITDA” elsewhere in this Report.

Cash Flows

Below is a summary of comparative results of cash flows and a discussion of the results for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Change	Six months ended June 30,		Change
	2018	2017		2018	2017
		(in millions)
Net cash provided by (used in)
Operating activities	$30.9	$(9.0)	$39.9	$60.6	$1.7	$58.9
Investing activities	36.4	12.4	24.0	33.0	328.4	(295.4)
Financing activities	(69.7)	(12.0)	(57.7)	(95.5)	(384.4)	288.9
Effect of exchange rate changes on cash and cash equivalents	(3.9)	2.9	(6.8)	(2.6)	4.3	(6.9)

Increase (decrease) in cash and cash equivalents	$(6.3)	$(5.7)	$(0.6)	$(4.5)	$(50.0)	$45.5

Cash Provided by Operating Activities

Net cash provided by operating activities in the second quarter of 2018 was $30.9 million compared to cash used in operations of $9.0 million in the second quarter of 2017. The increase in cash provided by operating activities was primarily due to higher operating cash flows provided by stronger operating income, as described above, which was partially offset by lower changes in non-cash operating assets and liabilities. Net cash provided by operating activities in the first six months of 2018 was $60.6 million compared to $1.7 million in the first six months of 2017. The net cash generated from operating activities includes the cash generated from the operating activities of discontinued operations up to the time of sale. The increase in cash provided by operating activities for the first six months of 2017 was primarily driven by the same factors as for the three-month period.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $36.4 million in the second quarter of 2018 as $16.5 million of cash, net, was received for the divestiture of the DeTeWe business, and $25.0 million was received upon settlement of the non-interest-bearing note received as part of the divestiture of the Mobile business unit, both as described under “Significant Events and Recent Developments”, above, which was partially offset by additions to property, plant and equipment of $5.1 million.

The cash provided by investing for the first six months of 2018 was primarily driven by the same factors as in the second quarter of 2018.

Net cash provided by investing activities was $12.4 million in the second quarter of 2017 as $16.6 million of cash was received in May 2017 relating to the first quarter sale of the Mobile business unit, as described under “Significant Events and Recent Developments”, above, which was partially offset by additions to property, plant and equipment of $4.2 million.

The cash provided by investing activities in the first six months of 2017 was due to the sale of the Mobile business unit, as described under “Significant Events and Recent Developments”, above. Net cash proceeds of $336.9 million was recorded, consisting of $351.1 million of cash proceeds at the time of sale, received in February 2017 and $16.6 million of additional cash proceeds received in May 2017 from the net working capital adjustment, net of cash included in the divested business unit of $30.8 million.

Cash Used in Financing Activities

Net cash used in financing was $69.7 million in the second quarter of 2018 and was primarily due to net repayments on our revolving credit facility and repayments on our term loans. Net cash used in financing was $12.0 million in the second quarter of 2017 and was primarily due to $34.9 million of share repurchases, as described under “Significant Events and Recent Developments”, above, partially offset by net draws of $25.0 million on our revolving credit facility.

Net cash used in financing for the first six months of 2018 was $95.5 million and was driven by the same factors as for the second quarter.

Net cash used in financing activities in the first six months of 2017 was $384.4 million. The use of cash in the first six months of 2017 was primarily due to the refinancing of our senior credit facilities, as described under “Significant Events and Recent Developments”, above, as well as share repurchases and net draws against our revolving credit facility in the second quarter, as described above. In March 2017, we repaid the $591.6 million outstanding on our prior credit facilities, using the $245.0 million proceeds from our new credit facility, the $320.3 million proceeds from the sale of the Mobile business unit, as well as cash on hand.

Effect of exchange rate changes on cash

Our overall cash position for the three and six months ended June 30, 2018 was also impacted by exchange rate changes during the periods, which decreased cash by $3.9 million and $2.6 million, respectively (three and six months ended June 30, 2017 — $2.9 million and $4.3 million increase, respectively).

Liquidity and Capital Resources

As of June 30, 2018, our liquidity consisted primarily of cash and cash equivalents of $39.0 million and a $350.0 million revolving credit facility, of which $142.0 million was drawn. At June 30, 2018, we had $395.6 million of term loans outstanding under our 2017 Credit Facilities.

Cash and Cash Equivalents

At June 30, 2018, we had cash of $37.9 million and cash equivalents of $1.1 million (December 31, 2017 – cash of $42.3 million, which includes $2.4 million classified as assets held for sale on the consolidated balance sheet, and cash equivalents of $1.0 million).

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

Defined Benefit Plans

We have defined benefit plans, primarily in the U.K., France, Germany and Switzerland. The total liability decreased to $85.4 million at June 30, 2018 from $111.1 million at December 31, 2017. The decrease in net pension liability was primarily due to a decrease in the U.K. pension liability due to an updated pension valuation. At June 30, 2018, the U.K. pension valuation was updated for actual investment performance and certain changes in assumptions. The decrease in pension liability was primarily due to a decrease in the accrued benefit obligation resulting from an increase in the discount rate assumption since December 31, 2017. The discount rate was determined on a consistent basis and reflects prevailing rates available on high-quality, fixed income debt instruments.

Our defined benefit pension plan in the U.K. is in place for a number of our past and present employees in the U.K. The plan has been closed to new members since 2001 and closed to new service since 2012. The plan is partially funded. At June 30, 2018, the plan had an unfunded pension liability of $61.4 million (December 31, 2017 — $85.8 million). Contributions to fund the benefit obligations under this plan are based on actuarial valuations, which themselves are based on certain assumptions about the long-term operations of the plan, including the life expectancy of members, the performance of the financial markets and interest rates. The amount of annual employer contributions required to fund the pension deficit annually is determined every three years, in accordance with U.K. regulations. In September 2016, the Company’s annual funding requirement to fund the pension deficit was determined to be $7.2 million (£5.5 million) for 2017, 2018 and 2019.

We have a partially funded multiple-employer pension plan in Switzerland. In Switzerland, retirees generally benefit from the receipt of a perpetual annuity at retirement based on an accrued value at the date of retirement. The accrued value is related to the actual returns on contributions during the working period. At June 30, 2018, a liability of $7.2 million was recorded for Mitel’s pro-rata share of the pension liability (December 31, 2017 – $8.0 million).

At June 30, 2018, we had unfunded pension liabilities in other jurisdictions, including France and Germany, totaling $16.8 million (December 31, 2017 – $17.3 million). In France, retirees generally benefit from a lump sum payment upon retirement or departure. In Germany, retirees generally benefit from the receipt of a perpetual annuity at retirement, based on their years of service and ending salary.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2018:

	Payments Due by Fiscal Year
Contractual Obligations	Last six months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Long-term debt obligations – principal (1)	$—	$14.3	$17.1	$18.0	$211.2	$273.5	$534.1
Long-term debt obligations – interest and fees (2)	14.9	29.6	28.8	28.0	19.0	12.1	132.4
Capital lease obligations (3)	2.0	2.7	1.3	—	—	—	6.0
Operating lease obligations (4)	13.0	20.0	15.8	10.5	7.6	15.7	82.6
Defined benefit plan contributions (5)	3.6	7.2	—	—	—	—	10.8

Total	$33.5	$73.8	$63.0	$56.5	$237.8	$301.3	$765.9

(1)	Represents principal repayments under the 2017 Credit Facilities. Amounts outstanding on the revolving credit facility are assumed to be repaid upon maturity. No amounts have been included for the annual excess cash flow repayment, which begins in 2019, as an estimate is not practicable.
(2)	Represents interest and commitment fees on amounts outstanding under the 2017 Credit Facilities. Interest on the outstanding amounts is based on LIBOR plus an applicable margin, as described in note 13 to the Annual Financial Statements. For the purposes of this table, the interest was calculated using the three-month LIBOR at June 30, 2018 and an applicable margin of 2.50% for amounts outstanding on our revolving credit facility and Term Loan, which is based on our Consolidated Total Net Leverage Ratio at June 30, 2018. For amounts outstanding on our Incremental Term Loan, interest is based on an applicable margin of 3.75%. Included in long-term debt obligations – interest and fees is a 0.35% commitment fee on the undrawn portion of the revolving credit facility.

(3)	Represents the principal and interest payments for capital lease obligations.
(4)	Operating lease obligations exclude payments to be received by us under sublease arrangements.
(5)	Represents the expected contribution to our U.K. defined benefit pension plan. The amount of annual employer contributions required to fund the U.K. plan’s deficit is determined every three years in accordance with U.K. regulations. Future funding requirements after calendar year 2019 are dependent on the unfunded pension liability and the time period over which the deficit is amortized and have been excluded from the table. Total estimated employer cash contributions under the unfunded defined benefit plans in France and Germany and the multiple-employer plan in Switzerland are dependent on the timing of benefit payments and plan funding levels and have been excluded from the above table. Further information on these plans is included in note 24 to the Annual Financial Statements.

Total contractual obligations listed do not include contractual obligations recorded on the balance sheet as current liabilities, except for those associated with a long-term liability. Contractual obligations also exclude $20.4 million of non-current tax liabilities primarily relating to uncertain tax positions due to the uncertainty of the timing of any potential payments.

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

Off-Balance Sheet Arrangements

We have the following significant off-balance sheet arrangements:

Letters of Credit

We had $5.7 million in letters of credit, bank guarantees or similar instruments outstanding as of June 30, 2018 (December 31, 2017 — $5.6 million).

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

Off-balance Sheet Lease Obligations

We offer our customers lease financing and other services under our managed services offering. We fund this offering, which we have branded as the TotalSolution® program, in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. In addition, such financial institutions have the option to require us to repurchase such income streams upon any uncured breach by us under the terms of the underlying sale agreements. At June 30, 2018, sold payments remaining unbilled net of lease recourse reserves, which represents the total balance of leases that is not included in our balance sheet, were $30.1 million (December 31, 2017 — $31.4 million).

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions about future events that can have a material impact on the amounts reported in our consolidated financial statements and accompanying notes. The determination of estimates requires the use of assumptions and the exercise of judgment and, as such, actual results could differ from those estimated. Our significant accounting policies are described in note 2 to our Annual Financial Statements included in our Annual Report, with updates to these policies described in note 2 to our Interim Financial Statements. The following critical accounting policies have been updated to reflect our results up to June 30, 2018:

Sales-Type Leases, reserves

Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable on our balance sheet, was 3.1% of the ending aggregate lease portfolio as of June 30, 2018 compared to 5.1% at December 31, 2017. The reserve is based on a review of past write-off experience and a review of the accounts receivable aging as of the end of the period. We believe our reserves are adequate to cover future potential write-offs. Should, however, the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. A considerable amount of judgment is required in order to make this assessment, including a detailed analysis of the aging of our accounts receivable and the current credit worthiness of our customers and an analysis of historical bad debts and other adjustments. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimate of the recoverability of amounts due could be adversely affected. We review in detail our allowance for doubtful accounts on a quarterly basis and adjust the allowance amount estimate to reflect actual portfolio performance and change in future portfolio performance expectations. As of June 30, 2018 and December 31, 2017, the provision represented 6.6% and 6.7% of gross receivables, respectively.

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

Based on these assumptions, stock-based compensation expense for the three and six months ended June 30, 2018 reduced our results of operations by $6.1 million and $10.3 million, respectively (three and six months ended June 30, 2017 — $4.4 million and $7.7 million, respectively). As of June 30, 2018, there was $45.9 million of unrecognized stock-based compensation expense (December 31, 2017 — $32.0 million). We expect these awards to be recognized over a weighted average period of 2.4 years (December 31, 2017 — 2.6 years).

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

Summary of changes

As a result of the above accounting policy changes relating to revenue recognition, at January 1, 2018 the Company recorded a decrease in inventory of $1.2 million, a decrease in current deferred revenue of $11.9 million, a decrease in the long-term portion of deferred revenue of $7.6 million and an increase in shareholders’ equity of $18.3 million on its consolidated balance sheet. The effect of the adoption on the Company’s results of operations for the three and six months ended June 30, 2018 was not material.

As a result of the above accounting policy changes relating to contract costs, at January 1, 2018 the Company recorded a current contract asset of $11.0 million and a non-current contract asset of $8.0 million and an increase in shareholders’ equity of $19.0 million. The effect of the adoption on the Company’s results of operations for the three and six months ended June 30, 2018 was not material.

In addition, there was a decrease to the Company’s net deferred tax asset of $9.2 million and a corresponding decrease to shareholders’ equity of $9.2 million to account for the tax effect of the above changes.

Significant accounting pronouncements issued but not yet adopted

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The FASB subsequently issued ASU 2018-10, which clarified the guidance in ASU 2016-02. For operating leases, the ASUs require a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The ASUs retain the current accounting for lessors and do not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The ASUs are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company continues to evaluate the effect of the adoption of these ASUs but expects the adoption will result in an increase in the assets and liabilities on the consolidated balance sheets for operating leases and will not likely have a significant impact on the consolidated statements of earnings.

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended June 30, 2018, as compared to those discussed in our Annual Report.

Item 4.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time-period specified in the rules and forms of the SEC.

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

b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There can be no assurance that the proposed Arrangement will be consummated. Consummation of the Arrangement is not subject to a financing condition, but is subject to various other conditions, including approval by certain United States governmental telecom authorities and other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Arrangement Agreement also provides that the Arrangement Agreement may be terminated by the Company or the purchaser (the “Purchaser”) under certain circumstances, and in certain specified circumstances we will be required to pay Purchaser a fee of $49.4 million. If we are required to make such payment, doing so may materially adversely affect our business, results of operations and financial condition.

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

Uncertainty about the effect of the proposed Arrangement on our employees, customers, and other parties may have an adverse effect on our business, results of operation and financial condition. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Arrangement:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

•	the diversion of significant management time and resources towards the completion of the proposed Arrangement that could otherwise have been devoted to pursuing other beneficial opportunities for the Company;

•	difficulties maintaining relationships with customers, suppliers, and other business partners;

•	delays or deferments of certain business decisions by our customers, suppliers, and other business partners;

•	the inability to pursue alternative business opportunities or make appropriate changes to our business because the Arrangement Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Arrangement;

•	litigation relating to the proposed Arrangement and the costs related thereto; and

•	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Arrangement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit

10.1	Arrangement Agreement, dated as of April 23, 2018, between Mitel Networks Corporation, MLN Acquisition Co ULC and MLN TopCo Ltd. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Mitel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and June 30, 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and June 30, 2017; (iv) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2018 and June 30, 2017; (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2018 and June 30, 2017; and (vi) Notes to the Unaudited Interim Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2018.

MITEL NETWORKS CORPORATION

By:	/s/ Steven Spooner
Steven Spooner
Chief Financial Officer